Form 10KSB
period 1999-12-31
ABLEAUCTIONS COM INC
filed 2000-04-13
CIK 1099290

FORM 10-KSB

                            -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-28179

                             ABLEAUCTIONS.COM, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

          Florida                                      Not applicable
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      1963 Lougheed Highway
  Coquitlam, British Columbia Canada                       V3K 3T8
----------------------------------------         ------------------------------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (604) 521 2253

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:  $898,450

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 31, 2000 being $6.715 per share: $56,919,851

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,549,517 shares of Common Stock as of March 31, 2000.

Documents Incorporated by Reference: Portions of issuer's Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed on Schedule 14A and the Current Report on Form 8-K/A (for event on March 20, 2000) dated April 4, 2000 are incorporated by reference into Part III of this Form 10-KSB

Transitional Small Business Format.   Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                                                                Page

PART I............................................................................................................1
Item 1.  Description of Business..................................................................................1
Item 2.  Description of Property.................................................................................25
Item 3.  Legal Proceedings.......................................................................................26
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................26

PART II..........................................................................................................27

Item 5.  Market for Common Equity and Related Stockholder Matters................................................27
Item 6.  Management's Discussion and Analysis of Financial Condition And Results of Operations...................28
Item 7.  Financial Statements....................................................................................33
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................34

PART III.........................................................................................................35

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act.....................................................................35
Item 10.  Executive Compensation.................................................................................35
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................35
Item 12.  Certain Relationships and Related Transactions.........................................................35
Item 13.  Exhibits and Reports on Form 8-K.......................................................................35

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing a new business strategy; the Registrant's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant's dependence on key personnel; the Registrant's dependence on marketing relationships with auction houses and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

The Registrant's management has included projections and estimates in this annual report, which are based primarily on management's assessment of the Registrant's results of operations, discussions and negotiations with third parties, management's experience and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.

PART I

Item 1.  Description of Business

General

We, Ableauctions.com, Inc., are a Florida corporation engaged in the business of auctioning a broad range of merchandise and equipment through our "brick-and-mortar" auction house, over the Internet and by broadcasting some of our live auctions on our web site at www.ableauctions.com.

We operate our business  through our wholly owned  subsidiaries,  Able  Auctions
(1991) Ltd. in Canada and Ableauctions.com (Washington), Inc. in the United States. We acquired Able Auctions (1991) on August 24, 1999 and incorporated Ableauctions.com (Washington) on February 29, 2000. We are an early stage company with a limited operating history. Before our acquisition of Able Auctions (1991), we were a shell company with no material revenues, expenses, assets, or liabilities. Able Auctions (1991) has operated auctions in the Lower Mainland of British Columbia, Canada since 1991.

We auction merchandise and equipment from a variety of industries including: antique, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others. Our auctions are open to the public. Our typical auction draws approximately 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction. In auctions that we broadcast, our physical "brick-and-mortar" auction audiences are integrated with our Web-based online auction audiences, and our online customers are able to bid on and buy merchandise at our live auctions. Bidders are generally businesses and commercial purchasers. We generally earn gross profit margins ranging from 20% to 55% on the sale of goods at our physical auctions. We cannot assure you that we will attain any particular level of gross profit margins or that we will achieve profitability.

During our fiscal year ended December 31, 1999, we had a consolidated operating loss of $1,339,492. These losses resulted from our efforts to develop technologies and to implement our plan to broadcast live auctions over the Internet and increase operating and administrative expenses associated with the expansion of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We launched our web site for public viewing in September 1999. We broadcasted our first live auction on our web site in January, 2000. We currently broadcast approximately 32% of our auctions over the Internet. We are in the process of refining the technologies related to broadcasting live auctions on our web site. Visitors to our web site were able to purchase items from our Retail Store and bid on items in our Silent Auction beginning in November 1999.

We believe that we can increase the gross revenues and profitability of our existing auction operations by expanding the scope of our auction audience through the capabilities of the Internet. We have also begun to expand our auction business by acquiring other brick-and-mortar existing auction companies. In October 1999, we hired all of the employees and acquired the assets of Ross Auctioneers, a small regional auction company, located in the Lower Mainland of British Columbia, Canada. In February 2000, we acquired the assets of Falcon Trading, another small regional auction company located in Redmond, Washington, and hired Harlan Moore, the founder and sole principal of Falcon Trading. In March 2000, we acquired the assets of Mesler's Auction House, an auction house located in Scottsdale, Arizona. We also acquired related real estate and a 50,000 square foot building from an affiliate of Mesler's. We have also a signed binding letter of intent to acquire, subject to certain closing conditions, the assets of an auction house located in Tacoma, Washington. See "Acquisitions".

We currently have limited revenues from our operations. We do not believe our past results of operations will be representative of our future operations for the following reasons:

     o We may increase our operating expenses to broaden our geographic market by acquiring existing auction houses, which will require us to finance these acquisitions through the issuance of debt, equity, or a combination of both;

     o We have begun to implement an Internet strategy, which will require us to dedicate a significant amount of our resources to developing the technologies and systems to expand our web site capabilities;

     o We intend to incur significant marketing costs to market our auction houses and our web site;

     o We anticipate that our management and administrative costs will increase as we integrate our brick-and-mortar operations with our web site and our operations with the auction houses that we acquire;

     o We anticipate that we will incur increased inventory costs as we expand our auction business; and

     o We may incur unforeseen costs related to implementing a new business strategy that differs significantly from our operations in the past.

See "Our Business Strategy." To the extent such increases in expenses are not followed by increased revenues, which are sufficient to cover such costs, our business and results of operations will be adversely affected. We believe that period-to-period comparisons of our financial condition are not necessarily meaningful, and you should not rely on them as an indication of future performance.

We anticipate that we will incur substantial losses for the foreseeable future because of increased costs related to implementing our business strategy. We estimate that we will require additional financing of at least $10 million through December 31, 2000 to fully implement our business plan and to effectively market our web site in the United States and Canada. See "Note Regarding Forward Looking Statements." Our financial statements were prepared assuming we will continue as a going concern. In their independent auditor's report dated March 23, 2000, Davidson & Co., expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We previously estimated that our minimum cash requirement to remove this going concern risk was approximately $4 million to continue our auction operations and to maintain our web site. On February 25, 2000, we completed a private placement of 1,000,000 units at a price of $5.00 per unit for gross proceeds of $5,000,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share at the price of $5.00 until February 25, 2001 and at the price of $6.00 until February 25, 2002. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations." Our ability to fully implement our business strategy will depend on our ability to raise future financing. Factors that will affect our ability to raise financing may include, among other things:

     o    the revenues and profits generated from our operations;

     o our ability to identify and acquire additional auction houses or to enter into arrangements with brick-and-mortar auction houses to broadcast auctions on our web site on acceptable terms;

     o the market acceptance of our Ableauctions.com web site by buyers of auction merchandise;

     o    traffic on our web site and purchases made through our web site;

     o our ability to obtain merchandise and consignments of merchandise for our auctions; and

     o the success of our silent auctions, charity auctions, and our specialty web site stores.

We anticipate that we will raise additional financing through private placements of our equity and/or debt during the first half of 2000. We are currently seeking financing by presenting our business plan to merchant and investment banks, fund managers, and investment advisors. We cannot assure you that we will successfully complete any additional private placements or that we will obtain additional financing to implement our business plans on acceptable terms, if at all. Our inability to raise financing will have a material adverse affect on our business and results of operations.

Industry Background

The Commercial Auction Industry

According to the National Auctioneers Association ("NAA") and MasestroSoft, the commercial auction market in the United States is estimated to be a $267.5 billion business. The NAA estimates that more than 600,000 commercial auctions and more than 350,000 charity auctions are performed annually by more than 12,000 licensed auctioneers.

Based on our discussions with operators of auction houses and our experience in the industry, we believe that most brick-and-mortar based auctions are regional, owner operated businesses. Each auction house must make significant investments in real estate, personnel, inventory, and marketing for each location. Most traditional auction houses obtain their inventory locally and must contend with the logistical problems of matching supplies of available merchandise to unpredictable demand.

The Internet Auction Industry

The Internet has become an increasingly significant global interactive medium for communications, information, and commerce. Use of the Internet has grown over the past 3 years. According to Deloitte Consulting, approximately 50% of U.S. households own a personal computer. According to Deloitte Consulting, there were 414,000 active commercial web sites at the beginning of 1998, more than double that of a year earlier. Deloitte Consulting estimates that there will be
1.6 million web sites by 2002. According to ActiveMedia, Internet e-commerce (the online purchase of goods and services by consumers and businesses) revenues were approximately $2.7 billion in 1996, and is expected to reach $1.3 trillion in 2003. ActiveMedia expects Internet e-commerce growth rates in 1999 to be 150%, and 138% in 2000.

Online auctions are one of the fastest growing areas of electronic commerce. According to a January 1999 survey by Jupiter Communications, the number of people in the United States participating in online auctions will grow from 1.2 million in 1998 to 6.5 million in 2002. Jupiter Communications estimates that auction buyers are anticipated to represent 11% of the total online shopping population in 2002. Forrester Research estimated that the total value of online auctions would grow from $1.4 billion in 1998 to $19 billion in 2003.

Person-to-person auctions, like those of eBay.com, uBid.com, and Amazon.com, currently dominate the market; however, according to Jupiter Communications, business-to-consumer sales will comprise some 66% of total Internet auction sales, or approximately $13 billion, by 2003.

There are five models of online auctions:

     o Event-based live auctions: Bidders participate in live auctions transmitted over the Internet in real-time. Users register to qualify as bidders to participate before the time of the auction and bid for merchandise auctioned at physical auctions. Online bidders typically bid against bidders present at the physical auctions.

     o Business-to-consumer: Businesses or consumers bid on products that are listed on an auction's web site within a set time limit. The auctioned merchandise is sold to the highest bidder.

     o Consumer-to-consumer auctions: Sellers post merchandise on the web site in one of several categories. Hundreds of thousands of items, usually priced under $50, are listed and bidders haggle directly with sellers to purchase the merchandise.

     o Specialty auctions: Sellers offer specific types of merchandise for auction on specialty online auctions that serve eclectic collectors or consumers interested in a special niche.

     o Business-to-business: Businesses offer merchandise for auction to other business, including items for liquidation, salvaged merchandise, excess inventory, distressed inventory, and other items offered in large lots of several hundred items.

Our Business Strategy

Our business strategy is to expand the geographic scope of our business through the following growth and expansion strategies:

     o Increasing the geographic reach and auction revenues of our existing auction business by broadcasting our auctions live on our web site;

     o Expanding our auction business and operations by acquiring existing brick-and-mortar auction houses in strategic geographic locations throughout North America;

     o Building an Internet e-commerce site for live auctions by broadcasting our auctions live and entering into strategic relationships with other brick-and-mortar auction houses to broadcast their auctions live on our web site on a transaction fee basis; and

     o Generating revenues from silent auctions, charity auctions, and specialty e-commerce stores on our web site.

We have recently acquired three additional auction houses in British Columbia, Washington, and Arizona. See "Acquisitions." We have signed a letter of intent to acquire the assets of Ehli's Auctions of Tacoma, Washington. We may acquire additional auction companies during 2000. We have identified prospective targets in Seattle, Toronto, and the United Kingdom and are in the process of researching possible targets in the San Francisco Bay Area.

We  have  established  the  following   general  criteria  for  our  acquisition
candidates:

     o    Owner-operated business

     o    Minimum $2 million in sales

     o    Need to be profitable

     o    At least 5 years in business

     o    Holds 2 or more auctions per month

     o    Involved in auctions of liquidated stock

We plan to link all of our physical auction sites through our Ableauctions.com web site. We anticipate that each venue will broadcast its auctions live on our web site, and as the volume of auctions increases, we expect to broadcast live auctions on our Ableauctions.com web site daily. We believe each of our auction houses will benefit from our marketing programs.

We cannot assure you that we will acquire any additional auction companies or that we will have sufficient financing to acquire and operate the auction houses we acquire, if any. We also cannot assure you that our marketing programs or Internet broadcasts of our live auctions will result in increased auction revenues.

Competition

We intend to compete in two distinct markets: the industrial auction market and the online auction market.

We conduct our auctions on an unreserved basis with no minimum prices, resulting in each and every item being sold to the highest bidder on the day of the auction. Our policy is to prohibit consignees from bidding on the items they consign to us for auction. We attempt to differentiate our auction services from our competitors through our "no minimum price policy" and by selling merchandise without interference or competition from consignees.

We believe that our "no minimum price" policy coupled with broadcasting our auctions live on the Internet through our web site will result in a greater volume of consigned equipment and higher gross auction sales. Our business strategy is intended to allow us to become a leading real-time Internet auctioneer and to take advantage of efficiencies such as a consolidated marketing strategy, uniform auction services, and increased customer satisfaction.

We believe that the growth of the Internet has facilitated the development of solutions to some of the traditional problems we face in operating our auction business, including reaching potential buyers of merchandise and equipment in other geographic locations, increasing the size of bidding audiences for our auctions, reaching more potential consignees of merchandise, and automating our auction preview process. Our goal is to expand our operations by linking regional auction houses together through our web site. We believe this will allow us to generate a greater volume of traffic and interest to our web site and sales through our auctions.

Industrial/Commercial Auction Market

The used equipment market and the industrial equipment auction market are highly fragmented. We compete for potential purchasers of industrial equipment with other auction companies and with indirect competitors, such as equipment manufacturers, distributors, new or used equipment dealers, and equipment rental companies.

There are major competitors in the industrial/commercial auction market, including Michael Fox International, an international auctioneer of industrial equipment and real estate; Ritchie Bros. Auctioneers, an international auctioneer of industrial equipment; Maynard's Auctioneers, an auctioneer and liquidator of household items, antiques, and commercial goods; Jarvis Auctions, an auctioneer of industrial and office equipment; as well as several other independent auctioneers.

We believe that the principal competitive factors in the auction market are:

     o    reputation;

     o    customer service;

     o the ability to provide the customer with a variety of merchandise at an exceptional value, commission pricing, and structure; and

     o the ability to attract the bidders necessary to generate the best possible prices.

We intend to compete with a number of companies with substantially greater financial, technical, and human resources than us. Our competitors include large and small auction companies, dealers, and retailers, including discount retail stores, liquidation centers, and other retailers of new and previously owned merchandise.

Online Internet Auctions

We believe that the market leader in broadcasting live auctions over the Internet is Livebid.com. Livebid.com is a Seattle-based company that pioneered live, event-based auctions on the Internet. Amazon.com acquired Livebid.com in May 1999.

Livebid.com uses real-time software technology that allows auction houses to broadcast their auctions live over the Internet and online bidders to bid on merchandise and participate in the live auctions. LiveBid.com enables bidders to review auction catalogues and place proxy bids before an event. Based on information posted on its web site, LiveBid.com earns revenues by charging transaction fees based on auction revenues.

In addition, Brilliant Digital Equipment, Inc. broadcasts live auctions over the Internet at www.theauctionchannel.com, and provides broadcast services to major auction houses like Christine's South Kensington, Phillips, Bonhams, Allsop & Co., Brooks, and Antiquorum. We do not believe that Brilliant Digital is currently broadcasting auctions from U.S. locations.

Additionally, several auctioneers have launched web sites that allow buyers to search for and bid on merchandise contained within the seller's inventory. In general, buyers search for and acquire merchandise by visiting the web site and dealing directly with the auction. Based on our review of our competitors' web sites, we believe that the inventory of most independent auctions is limited in size and selection.

The Internet auction industry is new, rapidly evolving, and intensely competitive, and we expect competition to intensify in the future. A variety of auction web sites are presently available on the Internet that are dedicated to facilitating person-to-person and business-to-person transactions on a bid-based format. These auction services allow sellers to post merchandise on their web sites and buyers to locate items and submit bids online. These services generally organize merchandise by categories and provide descriptions, pictures, or video clips of merchandise offered for sale.

Our silent auction will compete directly with online auction services such as Onsale, First Auction, Surplus Auction, uBid, eBay, Yahoo!, Onsale, Excite, Inc., Auction Universe, and a number of other auction based services. See "Description of Ableauctions.com Web Offerings - the Silent Auction." We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online business-to-person interaction, including AOL, Lycos, Inc., and Microsoft Corporation.

We believe that the following features may allow us to differentiate our web site from the web sites of our competitors:

     o Live Broadcast. We broadcast live auctions from physical auction sites over the Internet in real time, which allow visitors to our web site to compete against bidders attending the live auction;

     o Quality Sound and Video. We are developing technology that will provide quality video and sound to visitors and that will allow bidders to respond immediately to the auctioneers calls;

     o Commercial Goods. We intend to broadcast some live auctions that feature merchandise and equipment targeted at business or commercial buyers.

     o    Consumer Goods. We also intend to broadcast live auctions  targeted at
          consumers  featuring  merchandise  such  as  antiques,   collectibles,
          furniture, household items, and other consumer goods.

     o Retail Store. We will offer a retail store on our web site that will feature a variety of merchandise that visitors can purchase at set prices that we anticipate will be below retail prices.

     o Silent and Charity Auction. We anticipate that our web site will feature a silent auction and a charity auction that lists items for auction that will be sold to the highest bidder.

See "Description of Ableauctions.com Web Offerings." In addition to the features of our web site, we believe that our physical-based auction houses will allow us to promote our auctions over the Internet to potential bidders and consignees and will save potential bidders time and effort by allowing them to preview merchandise in advance of an auction using video and sound clips posted on our web site. We cannot assure you that we will successfully differentiate our web site from the web sites of our competitors or that our web site will attract visitors or bidders.

Our Auctions Operations

We conduct physical auctions from our auction houses located in British Columbia, Washington, California, and Arizona. The costs involved in conducting a typical auction include, among other things, the cost of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions. In general, we charge purchasers a buyer's premium on auction purchases equal to 10% to 15% of the hammer price of the property and sellers a commission ranging from 5% to 25% of the hammer price.

Generally, we conduct approximately two auctions at each of our locations per month. We auction up to approximately 1,200 items or lots at each auction. We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from buyer's premiums charged to purchasers of the merchandise. We also receive revenues from auctioning merchandise that we purchase and sell at our auctions. We achieved gross revenues of approximately $80,000 from a typical auction during 1999. The costs associated with conducting each auction averages approximately $45,000, including approximately $15,000 for expenses related to catalog printing, insurance, transportation, advertising, auction site and storage rental, security, temporary personnel, shipping, and other expenses associated with conducting the auction, and approximately $35,000 for the costs of the goods that we purchase and sell.

Like most auctioneers, we do not provide any guarantee or warranty with respect to the property offered for sale at auction except as noted in our terms and conditions of sale for particular auctions. We generally auction each lot as described in our auction catalogue or on an "as is" basis.

After an auction, purchasers generally make their own arrangements to take possession of the auctioned property. We can also make available shipping services to forward the property to the buyer by mail freight forwarder, truck transport, or other delivery services for a cost. As agent of the consignor, we normally collect payment from the buyer for property purchased and remit to the consignor, on the settlement date, the consignor's portion of the buyer's payment, less consignor cash advances, if any, and commissions payable to us. We sometimes release property sold at auction to qualified buyers (primarily dealers) on credit before we receive payment. These qualified buyers generally have an account or line of credit (within established credit limits) with us and agree to make payment within 30 days. We extend credit only to buyers who have done business with us in the past and have an established credit standing with us.

Under the standard terms and conditions of our auction sales, we are not obligated to pay the consignor of the property if the purchase price for the property has not been paid by the buyer. In these instances, we will hold auctioned property until we receive payment from the buyer. If the buyer defaults on payment, we may cancel the sale and return the property to the owner, re-offer the property at another auction, or contact other bidders to negotiate a private sale.

Sales of the Company's Inventory

We sometimes offer potential consignors the option to sell their property to us for an amount determined by our expert appraisers. In an outright purchase, we establish a price that we are willing to pay for the property and, if the price is acceptable to the seller or if a price can be negotiated between us and the seller, we typically pay the purchase price in full and take possession of the property immediately. We will generally sell this property at auction with other property or, if the purchase is large, at an auction of the purchased property.

Unlike sales of consigned property at auction, when selling our own inventory we earn a profit or incur a loss on the sale of inventory to the extent the purchase price exceeds or is less than the purchase price we paid for the inventory. Generally, we provide for the sale of portions of our inventory at public auctions. Occasionally, we may sell inventory to a customer directly without placing the inventory for sale at auction. Our goal is to sell all our inventory as quickly and as efficiently as possible in order to achieve a high level of inventory turnover and maintain maximum liquidity.

We also generate revenues by purchasing merchandise from a variety of sources and re-selling it at our auctions. We purchase merchandise below normal wholesale prices as a result of liquidation, generally from bankruptcy or overproduction by manufacturers. In some cases, we purchase used equipment, such as office equipment from bankrupt companies, closing businesses, or merging companies. We normally average over 50% gross margin on sales, before fixed expenses, on the sale of liquidated merchandise.

Consignor Advances

Frequently, an owner consigning property to us will request a cash advance when the property is delivered to us and before its ultimate sale at auction or otherwise. The cash advance is in the form of a self-liquidating secured loan, using the consigned property as collateral. We are a secured party with respect to the collateral, hold a security interest in the collateral, and maintain possession of the collateral until it is sold.

The amount of cash that we advance generally does not exceed 50% of our estimated value of the property when sold at auction.

Ableauctions.com - Web Solution

Our web site is designed to integrate the traditional physical brick-and-mortar auction with electronic commerce by offering bidders with Internet access the ability to bid at our larger auctions. We believe our system will increase the size of our auction audiences, lower our overall transaction costs, and increase interest in our brick-and-mortar auction houses and events. Our Ableauctions.com web site is designed to make the online purchase of auction merchandise more convenient for consumers.

We are designing our web site to target both business and retail customers. Our goal is to offer visitors to our web site an extensive range of products and merchandise.

We intend to increase income from our operations in existing markets by holding larger and more frequently scheduled auctions. Our goal is to attract a larger number of consignors and bidders to our auctions. We also intend to enhance our corporate identity and establish a long-term presence in each geographic market we enter by establishing offices and physical facilities for our auctions.

We anticipate that our web site will be attractive to business purchasers looking for difficult-to-find equipment, fixtures, office equipment, furniture and similar merchandise. We believe that offering previews of our merchandise over the Internet will save our visitors time and increase the number of serious bidders participating in our auctions. In addition, our web site is anticipated to be attractive to consumers searching for merchandise such as jewelry, consumer electronics, tools, collectibles, cameras, and musical instruments. We do not intend to offer or auction firearms, adult materials, or other potentially illegal merchandise on our web site.

We launched our web site for public viewing in September 1999 and have refined our technology to broadcast live auctions over the Internet. We broadcasted our first live auction in January 2000. Visitors to our web site are able to bid on merchandise offered in our Silent Auctions and Charity Auctions and purchase merchandise from our Retail Store.

Description of Ableauctions.com Web Offerings

Live Auctions

Our live auction feature is designed to allow us to broadcast our auctions live by video over the Internet. Viewers will be able to conveniently preview items in advance from their home or office and bid on merchandise live as the auction is being conducted. Our auction previews will allow users to view a picture or a video clip (a 360(degree) view) of each item and study items up to 8 hours before the start of an auction. The users will also have the option to submit a bid on an item before it goes to auction.

Our live auctions typically draw an average of 500 people in person. With the Internet broadcast of the auctions, the number of people attending our auctions in person may only increase marginally, but we expect a number of virtual users to participate in the bidding through the Internet.

During the live auctions, virtual viewers are able to see the auction in progress and follow the lots of merchandise as they are being sold. They are able to bid simultaneously with those attending in person and update bids at their convenience. We post bids received from the Internet on large screen monitors. Unlike eBay, Bid.com, or other web sites, we offer every item on an unreserved basis, meaning there is no minimum bid for the merchandise we auction. Every item we auction is physically present at the time of the auction and sold to the highest bidder.

Our Ableauctions.com site allows visitors to register, bid, preview merchandise, place bids on merchandise, and purchase and pay for merchandise in a secure environment. Our web site software is expected to feature tools that calculate taxes, exchanges rates for various currencies, and shipping costs. We intend to post merchandise packaging and shipping information on our web site to facilitate delivery of merchandise to purchasers.

The Silent Auction

Our silent auction will allow us to conduct auctions similar to eBay, Amazon, and Bid.com. We intend to continuously run an auction that lists thousands of featured items for sale, each with a digital picture or video clip (a 360(Degree) view of the item) illustrating the product.

We intend to offer certain items from our inventory and inventory from bankruptcies, mergers, acquisitions, insolvencies, and expired leases on our silent auction. We anticipate that we will offer merchandise on our silent auction with no minimum bid.

Unlike our competitors, we intend to offer only merchandise that we own or that is consigned to us for sale on our silent auction.

The Retail Store

Our web site is expected to feature a retail store offering a broad range of products. We intend to offer the merchandise of diamond distributors, jewelers, computer and electronics wholesalers, and antique dealers in catalogue format at a set price with no bidding. In some instances, with antiques and specialized items, the user may be allowed to make an offer on the merchandise. We have established alliances with numerous distributors who have agreed to sell merchandise on our web site. We anticipate our web site will feature the following retail stores:

     o    Computers and Electronics

     o    Jewelry

     o    Specialty Items

     o    Lingerie

     o    Antiques

     o    Time Shares

Charity Auctions

Our charity auctions will allow registered non-profit organizations to raise funds and awareness of their charities through auctions hosted on our web site. We intend to charge commissions ranging from 10% for hosting an auction, to 25% for fully-organized fundraisers. Charity auctions may offer merchandise such as automobiles, vacation packages, and event passes to the highest bidder.

Our Operating Strategy

We believe that we can develop key operating strengths that will allow us to compete and achieve profitable growth. Our strategy is to offer the following:

Reputation for Conducting Fair Auctions

We believe our regional physical brick-and-mortar auctions have allowed us to develop a reputation for being committed to fair dealing. We believe our unreserved auction process and "no minimum bid" policy have been key contributors to our growth and success. We require each consignor to agree not to bid on its own consigned items, which deters the practice of artificially inflating the price of auctioned merchandise. Based on our experience, we believe our policy results in a larger number of bidders at our auctions and fair pricing of our auctioned merchandise.

Our goal is to build a reputation as a reputable auctioneer on the Internet.

High Quality Services for Consignors and Bidders

Our auctions are designed to be conducted on a standardized basis, which generally includes inspection services, appraisals, marketing, and auctioning.

We offer comprehensive services for consignors of merchandise, which typically begins with an equipment appraisal that gives the prospective consignor an estimate of the value of the appraised equipment. Our appraisals are based on our experience selling similar merchandise and we typically tailor a proposal for each consignor, which may include an alternative commission structure based on a guaranteed minimum level of gross sale proceeds or an outright purchase of the merchandise. Our willingness to take consignment of a customer's full inventory (and all ancillary assets, including inventories, parts, tools, attachments, and construction materials), rather than only the most desirable items, is another service we offer to the consignor. We also offer repair and refurbishment services to consignors and provide advice on how to present the equipment to maximize the consignor's proceeds.

Our personnel perform title searches on certain merchandise and equipment consigned for auction, and in some cases we warrant to each buyer free and clear title to merchandise purchased at our auctions. We make merchandise being offered at the auction available for inspection by prospective buyers before the auction and generally allow bidders to preview merchandise on the day before the auction. We also offer access to third-party financing and trucking and freight forwarding at the auction venue.

Geographic Scope

We desire to market each auction to potential bidders and consignors on a larger geographical scope through the Internet. We believe that access to a larger audience of potential bidders will allow consignors to receive the highest possible price for their merchandise. We believe buyers will save time by attending auctions online and will have the ability to locate and bid on difficult-to-find merchandise.

Databases and Software

We currently maintain computerized tracking systems which are used to catalogue and describe all of the property delivered or consigned to us for auction. Property is generally stored in our warehouse or at the auction venue until it is sold or put on public exhibition for inspection, generally 7 to 21 days before auction.

Tracking our consigned property allows us to promptly and efficiently produce catalogues and marketing materials for auctions. Catalogues are an important marketing tool that allows us to solicit the business of both potential consignors and bidders. In the future, we intend to develop an online catalogue of merchandise available at all our auctions. We believe that the computerization of our auction operations will enable us to compete with other auction houses by placing all of our upcoming auction information in the homes and offices of potential consignors and bidders through the Internet.

We intend to build a database containing information on our registered bidders and their buying habits, which is expected to enhance our ability to target market our auctions. We intend to track information such as auction attendance, trade association membership, buying habits, sales tax, and account information.

Sales and Marketing Strategy

Our   marketing   strategy  is  designed  to  introduce   and   strengthen   the
Ableauctions.com brand name.

We intend to market our web site and auction houses to increase customer traffic to our web site, build customer loyalty, maximize repeat purchases, and develop additional revenue opportunities. We intend to promote each of our Live Auctions, Silent Auctions, Charity Auctions, and the Retail Store to a customer base of potential bidders and consignors.

We intend to use electronic advertising, including banner advertising, electronic mail, and facsimile transmission of advertisements to promote our auctions. We will also use traditional print media, including classified advertisements in major newspapers and the Yellow Pages. We believe that our advertising will increase awareness of the Ableauctions.com brand. We may also develop strategic alliances with other Internet companies who may provide links to our web site, auctions, and other merchandise offerings.

We generally promote individual auctions using direct mail brochures, newspaper advertisements, trade magazine advertisements, and other publications. We also use personal sales in our marketing auction services to potential consignors in the business community.

Our marketing efforts will be directed to specific regional areas where we conduct auctions. We also intend to implement an after-sale marketing program, which may include customer follow-up to reinforce purchase decisions and to promote our web site. Our databases will be designed to track information regarding potential bidders, consignors, industry information, equipment valuations, which may enhance our ability to effectively market our auction services and which may be used for marketing certain types of auctions to bidders in the future.

Business/Strategic Affiliates

We have entered into strategic relationships, through an arrangement with Dexton Technologies Corporation (a company controlled by Abdul Ladha, our President), with a number of companies and strategic associates including Compaq Computer Corporation, the Allaire Corporation, Telus Advanced Communications, Cybercash, and eBay, as follows:

     o    Compaq installed a custom designed  Distributed  Internet Server Array
          (DISA) on December 14, 1999 for approximately $28,000. In addition, Compaq, through an arrangement with Dexton Technologies, agreed to provide us with centralized international technical support from one regional site in North America. We currently are in the process of negotiating the terms of a definitive agreement related to additional technical support and maintenance services.

     o Under an arrangement with Dexton Technologies, Allaire Corporation provided us with load-balanced server software for our web site applications for the first phase of our web site launch for approximately $25,500. Allaire discounted its products by approximately 35% for the first phase of our web site launch. We are in the process of discussing a formal arrangement with Allaire to provide ongoing maintenance, support, and development services, and intend to enter into a formal written agreement with Allaire in the second quarter of 2000.

     o Pursuant to an Internet Business Services Agreement between Telus Advanced Communications and Dexton Technologies dated September 14, 1999, Telus provides us fault tolerant high-speed access to the Internet, which is designed to minimize the risk of downtime for our web site. We subscribe on a monthly basis to Telus's fault tolerant high-speed access to the Internet and receive the same rates available to other subscribers. We paid a $3,500 set up fee and pay monthly fees of approximately $4,500 per server for these services. We currently do not have a written agreement with Telus. We anticipate that we may enter into an Internet access agreement with Telus in the second quarter of 2000, although we have not begun negotiations with respect to such an agreement.

     o Cybercash, a leading provider of third-party credit card processing services, has agreed to facilitate our credit card transactions. We have no formal arrangement with Cybercash and receive no preferential discounts for their services. We anticipate that we will approach Cybercash to enter into a written agreement for their services in the second quarter of 2000.

     o eBay, the world's largest person-to-person trading community, has accepted our application to simultaneously list all of our Silent Auction inventories on eBay's web site. eBay generally accepts all requests for listing merchandise on its web site, and we receive no advantage or preferential treatment in our listings. We pay eBay a 3% fee for all transactions facilitated on eBay, which is subject to change at eBay's sole discretion. Users logging on to www.ableauctions.com and selecting "Silent Auction" will be linked to a specific site on eBay's servers. Users logging on to www.ebay.com will be able to preview and bid on Ableauctions.com's entire inventory and our Charity Auctions. We anticipate that we will enter into an arrangement with eBay to post the schedule of our Live Auctions on their web site. We have no written agreement with eBay for listing our products or linking to our site, and we cannot assure you that we will enter into or maintain any relationships with eBay.

We cannot assure you that we will be able to maintain our relationships with Compaq, Allaire, Telus, Cybercash, or eBay. The arrangements made with Compaq Computer, Allaire Corporation and Telus Advanced Communications were made through Dexton Technologies, a company controlled by our President, Abdul Ladha. Dexton Technologies is an approved systems and service provider for Compaq Computer and Allaire Corporation, and based on Dexton Technologies' existing relationship with them, we believe that we may have received our systems and services on terms that were more favorable than those we could have negotiated independently. We cannot assure you that we will be able to maintain these relationships or enter into any formal agreements with Allaire Corporation, Telus Advanced Communications, Cybercash, or eBay for future services or products on acceptable terms, if at all. If we are unable to maintain these relationships, we will be required to enter into relationships with other service providers and we may experience delays in completing the development of our live auction broadcasting services or disruptions of our web site services. Delays and/or disruptions may have a material adverse affect on our business and results of operations.

We are also actively seeking listings with other Internet service providers, including Yahoo! and Info Seek, to direct traffic to our web site. In the future, we may enter into cooperative marketing arrangements designed to build our Ableauctions.com brand name and to increase awareness of our web site.

Research and Development

We are in the process of developing technology to integrate our live auctions with our web site. While our technology is primarily being developed internally, we have outsourced development with the particular use of engineers and developers including Compaq Computer Corporation, Allaire Corporation, and Telus Advanced Communications. We intend to standardize our technology to industry standards and to use off-the-shelf software, when available, to reduce our development costs.

Our research and development program consists of developing technologies related to our web site and the systems required to broadcast live auctions over the Internet. As of December 31, 1999, we had spent $526,787 on expenses related to research and development, including consulting fees, technical fees, development of our data base management technologies, research and development of our graphic and video broadcasting technologies, systems design and testing, and other technological aspects of our web site. We anticipate that we will spend approximately $750,000 on research and development efforts in 2000.

Our systems are expected to provide our web site with high-volume capabilities that will allow us to transmit and conduct live auctions and other transactions over the Internet.

Our Ableauctions.com Technology

The following section outlines the technology components that are anticipated to be used by us to deliver Web-based auctions:

     DISA Technology

Our system will be based on distributed Internet server array or "DISA" technology, a fault-tolerant architecture system custom designed by Compaq. DISA uses industry-standard platforms and packaged application server software to increase system flexibility. Compaq tests have shown that the DISA architecture allows a web server, such as our ColdFusion application by Allaire Corporation, to scale beyond the limitations of a single server. DISA enables a group of servers to perform as a single, highly-scalable system, which can be networked to share the load, compensate for server failures, and increase manageability of a web site server system. DISA architecture also allows requests and processing to be transferred from one machine to another in the event any one machine becomes overloaded. If one of our data resource servers fail, we anticipate our conventional fail-over clustering technology will allow us to minimize downtime.

     Web Application Servers

We have installed Compaq 1850R servers to handle a large volume of transactions on our web site and the transaction-intensive applications we intend to run. We considered three critical factors in selecting our system: performance, availability, and scalability.

     Performance   refers  to  the  ability  of  an  application  to  sustain  a business-defined performance metric, such as response time.

     Availability refers to the amount of time that an application is available to perform work, typically measured in percentage of uptime.

     Scalability refers to the capacity of the application to perform increasing amounts of work while maintaining acceptable performance levels.

The Compaq ProLiant 1850R servers we installed have the following features:

     o    A   two-way   symmetric   multiprocessing   (SMP)   configuration   of
          400-megahertz (MHz) Intel Pentium II processors.

     o    512-megabyte, 100 MHz SDRAM.

     o    Integrated dual Ultra Wide SCSI controller.

     o    Two PCI buses in master/slave configuration.

     o    Integrated remote console and other advanced manageability features.

     o Designed for efficient racking, taking only 3 U of space on standard racks. Our cluster with 72 nodes and 18 gigabytes (GB) of disk storage was built with 22 42 U racks with plenty of room left for incremental growth.

     o    Each node delivers excellent processor-memory bandwidth (450 megabytes
          (MB) per second) on the STREAMS benchmark.

     Web Application Server Software

We have selected the following server software:

Microsoft Windows NT Server, Microsoft SQL Server and Allaire ColdFusion Enterprise Servers.

Our server ColdFusion application runs as a 32-bit multi-threaded system service or daemon on Windows NT. This architecture enables ColdFusion to scale upward to support heavy user loads. The multi-threaded architecture allows each user or page request to execute as a separate thread on the system, with each thread handled by the underlying operating system threading architecture. The multi-thread server architecture lends itself to scaling the application server across machines. Windows NT supports a technology called SMP that allows applications to execute threads across multiple processors on a single machine, which increases the efficiency and processing capabilities of the machine. As the number of processing units on the machine increases, the simultaneous processing power of the ColdFusion server increases.

     Video Technology

We developed specialized technology to enable us to transmit our auctions live on our web sites. This technology incorporates a high-image quality, no-download, and no-buffer streaming video server for low bandwidth Internet transmission. The broadcast produces real-time, 144 x 176 pixel images at 7 to 15 frames per second over a 56 Kbps connection. More importantly, users do not need to download any software to view the broadcast. The broadcast can be scaled to a variety of sizes to best suit the intended audience. The technology and systems required at each remote auction house include the following components:

     o    2 Video Cameras

     o    4 Digital Cameras

     o    Wireless 900 MHz transmitters

     o    ISDN or ADSL lines

     o 1 Video Server, 6 notebook checkout stations, 3 notebook proxy bidding stations

     o    Local network and server

The fixed cost to implement each web site is expected to cost $125,000 - to $150,000.

Regulatory

Our brick-and-mortar auction houses are generally subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Such laws and regulations may require us to obtain a license or registration, or post a surety or bond as a precondition of doing business within the jurisdiction. In addition, applicable laws may require us to transact business and sell merchandise in accordance with specific guidelines, including the means by which we obtain our merchandise, advertise our auctions, conduct our bidding procedures, close transactions, hold client funds, and other restrictions that may vary from state to state. We cannot guarantee that we will not be subject to actions arising out of violations by our brick-and-mortar auction houses. Such action may have a material adverse affect on our business and results of operations.

There are currently few laws or regulations that directly apply to access to, or commerce on, the Internet. It is possible that governing bodies may adopt a number of laws and regulations governing such issues as user privacy on the Internet and the pricing, characteristics, and quality of products and services offered over the Internet. It is also possible that government authorities will adopt sales or other taxes involving Internet business.

Intellectual Property

We have developed the majority of our software internally. We have taken measures to protect its intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to deploying a trans-modular development schedule where individual modules of software developed or coded by employees or contractors have no stand-alone benefits whatsoever until they are integrated with at least three independent modules.

"Ableauctions" and "Ableauctions.com" are our trademarks, which we intend to register under Canadian and U.S. trademark laws in the second quarter of 2000. We have not submitted an application to register these trademarks. We have registered the Internet domain name "ableauctions.com". We intend to use copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We cannot assure you that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As at December 31, 1999, we had 27 employees and 7 consultants. As at March 31, 2000, we had 55 full time employees and 6 consultants. In addition to management, we employ auction staff, sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees. We believe our relations with our employees are good. We expect to hire additional senior management, customer service management, database administrator, several software developers, customer service representatives, technical support representatives and sales/marketing staff. In total, we expect the size of our staff will grow to nearly 150 by the end of fiscal 2000.

History of Our Corporation

We were incorporated in the State of Florida on September 30, 1996 as "J.B. Financial Services, Inc." with an authorized share capital of 6,500 common shares with a par value of $1.00 per share. We were inactive until August 1998.

On September 2, 1998, we amended our Articles of Incorporation to: (i) increase our authorized capital to 50,000,000 shares of common stock with a par value of $0.001 per share and (ii) effect a forward split of our issued and outstanding stock on a 200-for-1 basis, increasing our total issued and outstanding share capital from 5,000 to 1,000,000 common shares.

In March and April 1999, we issued 8,600,000 shares to a consulting company, and an aggregate 850,000 shares to two other persons for services rendered.

Effective July 19, 1999, Douglas McLeod, a promoter and former director, contributed back to Ableauctions.com 8,000,000 shares of common stock in consideration of $100. The shares were returned to our treasury as part of an agreement to restructure our share capital and to allow us to acquire Able Auctions (1991) Ltd. As a result of the contribution, our total issued capital was reduced by 8,000,000 shares. On July 19, 1999, we amended our Articles of Incorporation to change our name to "Ableauctions.com, Inc."

On July 20, 1999, we distributed a dividend of four shares for every share held by shareholders of record on July 20, 1999. After the dividend, we had 12,250,000 shares of common stock outstanding.

The Company's shares began trading on the National Association of Securities Dealers' ("NASD") Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ABLC" on July 21, 1999.

On August 9, 1999, we: (i) amended our Articles of Incorporation to increase our authorized share capital to 250,000,000 shares of common stock and (ii) effected a 5-for-1 forward split of our common shares, increasing our total issued and outstanding share capital from 12,250,000 to 61,250,000 common shares.

On August 24, 1999, we acquired all the issued and outstanding common shares of Able Auctions (1991) Ltd., a British Columbia corporation engaged in the business of auctioning used equipment, office furnishings and equipment, and other merchandise, from Dexton Technologies Corporation, a British Columbia corporation. As a result of our acquisition of Able Auctions (1991), we acquired all of the assets and business operations of Able Auctions (1991), as a going concern, in consideration of shares of our common stock and cash. See "Our Acquisition of Able Auctions (1991)." On August 24, 1999, we also completed a unit private placement to raise proceeds of $3,500,980. See "Recent Sales of Unregistered Securities."

On September 2 1999, we: (i) amended our Articles of Incorporation to reduce our authorized capital to 50,000,000 common shares and (ii) reverse split our issued and outstanding common shares on a 1-for-4 basis, reducing our issued and outstanding share capital to 18,250,001 shares.

Effective September 20, 1999, we hired all of the employees and acquired all of the business assets of Ross Auctioneers & Appraisers Ltd., a British Columbia based auction company, for 60,000 shares of our common stock with a fair market value of approximately $175,000. See "Our Acquisition of Ross Auctioneers."

Effective February 29, 2000, we hired the founder, Harlan Moore, and acquired all of the business assets of Falcon Trading, Inc., a Washington based auction company, for 53,405 shares of our common stock with a fair market value of approximately $360,804. See "Our Acquisition of Falcon Trading."

On February 18, 2000, we signed a letter of intent to acquire the assets of Ehli's Commercial/Industrial Auctions, Inc., a Seattle based liquidator of automobiles and industrial equipment, for $600,000 cash and 63,163 shares of our common stock with a fair market value of approximately $500,000. See "Our Acquisition of Ehli's Auctions." We anticipate we will complete our acquisition of Ehli's Commercial/Industrial Auctions, Inc. in late April 2000.

Effective March 20, 2000, we acquired the business assets of Mesler's Auction House of Scottsdale, LLC, and real estate and a building from C&C Capital Investment, Inc., an affiliate of Mesler's. Mesler's is an Arizona based company that auctions antiques and other furniture and equipment. We paid $255,000 cash and issued 30,625 shares of our common stock with a fair market value of approximately $245,000 for the Mesler's assets; and $1,200,000 cash, $1,056,110.53 by assumption of a wrap-around promissory note and a wrap-around deed of trust and assignment of rents, and issued 155,486 shares of our common stock with a fair market value of approximately $1,245,000 for the property. See "Our Acquisition of Mesler's Auction House."

Our current corporate organization structure is as follows:

                             Ableauctions.com, Inc.

                              Organizational Chart

                             Ableauctions.com, Inc.
                             (a Florida corporation)
--------------------------------------------------------------------------------
    Able Auctions (1991) Ltd.                    Ableauctions.com
(a British Columbia corporation)                 (Washington), Inc.
                                             (a Washington corporation)
-------------------------------      -------------------------------------------
Ross Auctioneers                     Mesler's Auction          Falcon Trading
(Operating Division)                 House (Operating       (Operating Division)
                                       Division)

We have not been subject to any bankruptcy, receivership or other similar proceeding.

Acquisitions

Our Acquisition of Able Auctions (1991)

On August 24, 1999, we acquired all of the issued and outstanding shares of Able Auctions (1991) Ltd. pursuant to a share purchase agreement dated July 9, 1999, as amended, among us, Able Auctions (1991), and Dexton Technologies Corporation, a British Columbia corporation and the sole shareholder of Able Auctions (1991). Able Auctions (1991) and Dexton Technologies were dealing at arm's length to us. Under the terms of the share purchase agreement:

     (a) We completed a private placement of 1,094,057 units at the price of $3.20 per unit for proceeds of $3,500,980. Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant is exercisable to acquire one additional share of our common stock at a price of $3.20 until August 24, 2000, and thereafter at a price of $4.00 until August 24, 2001. See "Recent Sales of Unregistered Securities."

     (b) We issued 1,843,444 shares of our common stock and paid $1,050,000 to Dexton for all of the issued and outstanding shares of common stock of Able Auctions (1991) and to pay debt owed by Able Auctions (1991) to Dexton, including $385,000 in liabilities owed by Able Auctions (1991) for advances and accounts payable related to products and services provided to Able Auctions, $56,000 in other expenses paid by Dexton on behalf of Able Auctions (1991), including $5,600 in legal fees related to trademark services, $3,500 paid to Allaire Corporation for web site development, $1,400 for insurance expenses, $12,000 for web site development work performed by Dexton and $32,200 for computer server equipment, and other expenses of $8,995.

     (c) We appointed Abdul Ladha as our President and a director and Jeremy Dodd, the Vice President of Operations of Able Auctions (1991), as our Secretary and Treasurer.

     (d) We commenced the development and testing of technology, software, and systems to launch our Ableauctions.com web site.

     (e) We filed a Form 10-SB registration statement with the SEC to register our common stock under the Securities Exchange Act of 1934, as amended. We became a reporting issuer effective January 12, 2000.

Our Acquisition of Ross Auctioneers

On October 18, 1999, Able Auctions (1991) hired all of the employees and purchased the assets of Ross Auctioneers & Appraisers Ltd. as a going concern, pursuant to an asset purchase agreement dated September 20, 1999 among Ross Auctioneers, Able Auctions (1991), and us. The terms of the acquisition were negotiated at arm's length. Ross Auctioneers was engaged in the business of the auction of tools, vehicles, industrial equipment, government surplus equipment, and police seized goods in the Lower Mainland of British Columbia. The purchase price for the assets of Ross Auctioneers was $168,000 (Cdn$250,000) plus applicable taxes, which was paid by the issuance of 60,000 shares of our common stock at the deemed price of $2.80 (Cdn$4.16) per share. See "Recent Sales of Unregistered Securities."

In addition, Able Auctions (1991), under a separate asset purchase agreement dated as of September 20, 1999 with John Carrier dba LJM Computer Resources, purchased the web site located at www.bcbids.com, including all associated intellectual property rights and software technology, for the cash purchase price of $26,500 (Cdn$38,000) plus applicable taxes. Able Auctions (1991) also purchased the domain name "bcbids.com" from Ronald H. Smallwood for the purchase price of $140 (Cdn$200) plus applicable taxes.

Our Acquisition of Falcon Trading

On February 29, 2000, Ableauctions.com (Washington) hired the founder, Harlan Moore, and purchased the assets of Falcon Trading, Inc. as a going concern, pursuant to an agreement and plan of reorganization dated February 1, 2000 among Falcon Trading, Ableauctions.com (Washington), and us. Falcon Trading was a computer and electronics liquidator operating in Redmond, Washington. The purchase price for the assets of Falcon Trading was $360,805, which was paid by the issuance of 53,405 shares of our common stock at the deemed price of $6.756 per share.

See "Recent Sales of Unregistered Securities."

Our Acquisition of Mesler's Auction House

On March  20,  2000,  Ableauctions.com  (Washington)  purchased  the  assets  of
Mesler's Auction House of Scottsdale, LLC as a going concern, pursuant to an asset purchase agreement dated March 20, 2000 among Mesler's, Ableauctions.com (Washington), and us. Mesler's was an auctioneer of antiques and other furniture and equipment operating in Scottsdale, Arizona. The purchase price for the Mesler's assets was $500,000, of which $255,000 was paid in cash and the balance of $245,000 was paid by the issuance of 30,625 shares of our common stock at the deemed price of $8.00 per share. See "Recent Sales of Unregistered Securities."

Also on March 20, 2000, Ableauctions.com (Washington) purchased from C&C Capital Investment, Inc., an affiliate of Mesler's, a real estate property and a 50,000 square foot building, pursuant to a purchase and sale agreement dated March 20, 2000 among C&C and Ableauctions.com (Washington). The purchase price of $3,500,000 for the real estate and building was paid as to $1,200,000 cash, $1,056,110.53 by assumption of a wrap-around promissory note and a wrap-around deed of trust and assignment of rents for the benefit of Lewis, Hollander Scottsdale, a California limited partnership, and the balance of approximately $1,245,000 by the issuance of 155,486 shares of our common stock at the deemed price of $8.00 per share. See "Recent Sales of Unregistered Securities."

Our Proposed Acquisition of Ehli's Auctions

Ableauctions.com (Washington) has agreed to purchase, subject to certain closing conditions, the assets of Ehli's Commercial/Industrial Auctions, Inc. as a going concern, pursuant to a binding letter of intent dated February 18, 2000 between Ehli's Auctions and us. Ehli's Auctions is a Seattle based liquidator of automobiles and industrial equipment. The purchase price for the assets of Ehli's Auctions will be $1,100,000, $600,000 of which will be paid in cash and the balance of $500,000 by the issuance of 63,163 shares of our common stock at the deemed price of $7.916 per share.

Material Agreements Related to Our Business

In addition to the agreements described above and in "Business/Strategic Affiliates", the following material agreements relate to our business:

     Dexton Technologies Corporation - Management Agreement: Under a consulting agreement dated August 24, 1999, Able Auctions (1991) engaged Dexton Technologies to provide consulting services for one year in connection with the development of Able Auctions' business and Internet strategy. In consideration of Dexton's services, Able Auctions paid to Dexton a fee of $240,000. Abdul Ladha, a director, President, and Chief Executive Officer of Ableauctions.com, and Barrett Sleeman, a director of Ableauctions.com, are also directors and officers of Dexton Technologies Corporation. Mr. Ladha is also the controlling shareholder of Dexton. See "Certain Relationships and Related Transactions - Consulting Agreement with Dexton Technologies Corporation."

     European Investor Services Ltd. - European Media Relations Agreement: In October 1999, we engaged European Investor Services Ltd. ("EIS") to provide investor relations and financial media relations services (primarily in Europe) for a six-month term in consideration of $5,000 per month plus reimbursement of certain out-of-pocket expenses. We also agreed to pay EIS the daily fee of $4,000 for each European presentation to qualified investors conducted on our behalf. The initial term of the agreement with EIS has been extended for a further six-month term from April 1, 2000 to September 30, 2000.

     Compass   Investment   Management  Limited  -  Corporate  Finance  Advisory
     Agreement: In March 2000, we engaged Compass Investment Management Limited ("Compass"), an associate company of EIS, as corporate finance adviser to our Board of Directors in respect of arranging and coordinating proposed financings and other finance and investor relations services. We agreed to pay to Compass a commission of 7.5% on the first US$10 million, and 4% thereafter in respect of all funds raised by us from investors introduced to us directly by Compass. We also agreed to pay to Compass/EIS a commission according to the above scale in respect of any subsequent funding raised by us, during the two year period following the date of termination of the agreement, from investors introduced to us directly by Compass/EIS during the term of the agreement. This fee does not apply where the introduction is to an investment bank or broker with a view to completing a public offering of our securities.

     KCSA Public Relations Worldwide - Public and Investor Relations  Agreement:
     In February 2000, we engaged KCSA Public Relations Worldwide of New York to provide us with public and investor relations and corporate and marketing communications services for an initial term of six months. We agreed to pay to KCSA the monthly fee of $16,000, which provides us with 100 hours of KCSA's professional services. Any additional time spent by KCSA on our behalf will be billed at the hourly rate of $165. We also agreed to reimburse KCSA for out-of-pocket expenses plus an agency charge of 20% for certain expenses, with any individual expenditure over $500 requiring our approval. KCSA has also agreed to use its best efforts to arrange financings with institutional and/or individual investors. If KCSA is able to arrange a financing, we have agreed to pay to KCSA a commission of 5% on the first $1 million raised, 4% on the second $1 million raised, 3% on the third $1 million raised, 2% on the fourth $1 million raised, and 1% on the fifth $1 million raised and on any additional funds raised thereafter. The financing arrangement may be terminated on 30 days notice, and the entire agreement may be terminated on 60 days written notice.

Risk Factors

We are in the process of developing a web site designed to broadcast over the Internet auctions conducted at our brick-and-mortar auction houses and to allow visitors to our web site to place bids at these auctions. Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this registration statement carefully and consider the following risk factors.

Our ability to meet our business projections through December 31, 2000 may depend on our ability to raise additional operating capital in the amount of $10 million or more during 2000

We anticipate that we may need to seek additional capital in the amount of $10 million or more in the first half of 2000 to fully fund our operating and capital budget requirements through the second half of 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that any additional financing would be available or, if available, that it would be available on terms acceptable to us. See "Note Regarding Forward Looking Statements." Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our business plan fully, which will have a material adverse effect on our ability to meet our business projections.

We have a limited operating history and a history of losses

Before our acquisition of Able Auctions (1991) Ltd., we had no material business or results of operation. We incurred a net loss of $1,379,492 during 1999. We anticipate that we will continue to incur losses at least through fiscal 2000. We do not believe that we will generate sufficient revenues to support our planned activities in fiscal 2000 because of our projected development and marketing costs and costs related to our expansion strategy. See "Plan of Operation" and "Summary of Operating Budget." In the foreseeable future, we believe that these expenses will increase our net losses, and we cannot assure you that we will ever be profitable.

As of December 31, 1999, we had current assets of $827,829 and current liabilities of $338,622. Our working capital position at December 31, 1999 was $489,207. We anticipate raising additional capital through sales of our equity and/or debt; however, we cannot assure you that we will be able to obtain adequate financing to support our planned activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Because we have recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. We cannot assure you that we will attract consignors or bidders to use our web site or generate significant revenues in the future. We cannot guarantee that we will ever establish a sizeable market share or achieve commercial success.

Our success depends on the services of our key officers, Abdul Ladha, our President and Chief Executive Officer, N.H. (Nosh) Vellani, our Chief Financial Officer, and Jeremy Dodd, the Vice-President of Operations of our subsidiary, and our ability to attract and maintain qualified, experienced personnel

Our future success will depend on Abdul Ladha, our President and Chief Executive Officer, N.H. (Nosh) Vellani, our Chief Financial Officer, and Jeremy Dodd, the Vice-President of Operations of Able Auctions (1991) and our Secretary and Treasurer. Abdul Ladha is also President of Dexton Technologies Corporation, and we anticipate that he will spend 75% of his business time managing our company. We also rely heavily on Mr. Dodd to manage our auction operations and we intend to hire additional personnel or consultants to assist us in developing and implementing our technology and business plan. Mr. Vellani will dedicate his time to our business on a full time basis, and we intend to rely on him to assist us in developing our financial and business strategies. We also rely on consultants and advisors who are not employees, including KCSA Public Relations Worldwide, our investor relations advisor.

The loss of key personnel could have an adverse effect on our operations. We do not maintain insurance to cover losses that may result from the death of any of our key personnel. Competition for qualified employees is intense, and an inability to attract, retain, and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition, and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by our financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

We may be required to sell additional common stock or parties may exercise options and warrants that would cause dilution of your shares

The number of shares of our outstanding common stock held by affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

As of March 31, 2000, we had outstanding warrants to purchase 547,029 shares of our common stock at the price of $3.20 per share until August 24, 2000 and thereafter at the price of $4.00 per share until August 24, 2001, and 1,000,000 shares of our common stock at the price of $5.00 per share until February 25, 2001 and thereafter at the price of $6.00 per share until February 25, 2002.

We have reserved up to an additional 3,000,000 shares of common stock for issuance upon exercise of options under our incentive stock option plan. On October 14, 1999, we granted options to acquire up to 812,500 shares of our common stock at the price of $3.20 per share to directors, officers, employees, and consultants, of which 762,500 options were granted under the plan. On January 18, 2000, we granted options to acquire up to 102,500 shares of our common stock at the price of $5.00 per share to officers and employees, all of which options were granted under the plan. Finally, on February 29, 2000, we granted options to one officer to acquire 75,000 shares of our common stock at the price of $6.756 per share, and 30,000 shares of our common stock at the price of $8.00 per share.

Holders of warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

Our executive officers and directors beneficially own or control a large number of shares of our common stock and may influence all matters submitted to a vote of our shareholders

Our executive officers and directors (and their affiliates), as a group beneficially own 8,764,994 shares on a fully diluted basis or approximately 43.02% of our common stock, and together have the ability to influence matters submitted to our stockholders for approval. See "Security Ownership of Certain Beneficial Owners and Management."

Accordingly, such concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of our company; impede a merger, consolidation, takeover, or other business combination involving our company; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our company's common stock.

Investors may not be able to secure foreign enforcement of civil liabilities against our management

All of our directors and officers (except for Harlan Moore, our Vice-President of Operations for Washington State) are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States on those directors or officers, or to realize in the United States on judgments of United States courts predicated on civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely on such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of those persons or Ableauctions.com, Inc. predicated solely on such civil liabilities.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively

The market for broadcasting auctions over the Internet is new, rapidly evolving, and intensely competitive. The market for live video-fed auctions is even newer, and we expect competition to intensify further in the future. Our direct competitors will include Livebid.com, owned by Amazon.com, and other web sites that broadcast live auctions. We will also compete with various online auction services, including eBay; Onsale Exchange, a division of Onsale, Inc.; Auction Universe, a Times-Mirror company; Excite, Inc.; and a number of other small services, including those that serve specialty markets. We will also compete with business-to-consumer online auction services such as Onsale, First Auction, Zauction, and Surplus Auction.

We face potential competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Certain of these potential competitors, including Amazon.com, America Online, Inc., Microsoft Corporation, and Yahoo! Inc., currently offer a variety of business-to-consumer trading and classified advertisement services and certain of these companies may introduce live auctions to their large user populations. We believe that the principal competitive factors in the online auctions market are volume and selection of goods, population of buyers, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools, and system reliability. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources than us.

Certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to web site and systems development than us or may try to attract traffic by offering services for free. We cannot assure you that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition.

If we are unable to successfully develop a network of brick-and-mortar auction houses, we are unlikely to become profitable

Our  business  strategy  is  to  grow  through   acquisitions  of  or  strategic
affiliations with auction companies in a number of North American markets.

Although we believe that we have an adequate infrastructure to implement our growth strategy, there can be no assurance that our current management, personnel, and corporate infrastructure will be adequate to manage future growth, if any. In addition, to the extent the success of our strategy is contingent on making further acquisitions of or entering into strategic affiliations with auction companies, we cannot assure you that we will be able to identify and enter into agreements with auction houses on terms favorable to us. We also cannot guarantee that we will be able to integrate such acquisitions or affiliations successfully into our company without substantial costs, delays, or other operational or financial problems. Further, acquisitions and expansion into new markets involve a number of special risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, competition in the acquisition market is intense, and prices paid for auction houses have increased in recent years.

To the extent we are required to write down goodwill associated with our acquisitions due to a decline in the value of such acquired businesses, such write-down could have a material adverse effect on our operating results.

We may finance future acquisitions and expansions through the incurrence of additional bank indebtedness, the utilization of cash from operations, the issuance of common stock or other securities, or any combination thereof. If our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to make acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that we will be able to obtain the financing we will need in the future on terms we deem acceptable, if at all.

If we are unable to achieve a significant number of visitors and successfully facilitate transactions, we may be unable to generate sufficient revenues to earn a profit

The success of our Ableauctions.com web site may be dependent on achieving significant market acceptance of our web site by consumers. We anticipate that this point will be reached when 10,000 visitors visit our web site regularly and facilitate 1,000 or more transactions per day. Our Ableauctions.com web site has not been tested and we anticipate that we will have very limited market acceptance until our brand name is established. Internet e-commerce is in the early stage of development, and our business concept of offering an Internet solution for holding auctions has not been tested.

Our competitors and potential competitors may offer more cost-effective merchandising solutions than us, which could damage our business and our ability to successfully launch our web site. Our failure to attract visitors, successfully complete transactions, and develop an adequate auction house base will seriously harm our business and our ability to earn a profit.

Due to the emerging nature of Internet commerce, we are unable to forecast our expenses and revenues accurately, and if our expenses exceed our revenues, we may never become profitable

As a result of the emerging nature of the Internet, including Internet-based advertising, services, and electronic commerce, we are unable to forecast our expenses and revenues accurately. We believe that due primarily to the relatively brief time the Internet has been available to the general public, there are several uncertainties related to the successful operation of any form of Internet-based business. Our current and future estimated expense levels are based largely on our estimates of future revenues and may increase considerably. Few, if any, of our operating expenses can be quickly or easily reduced, such as the laying off of personnel or reducing our commitment to our consultants and service providers, in a manner that would not cause a material adverse effect to our business, financial condition, and operating results. In addition, we may be unable to adjust spending in a timely manner to compensate for any unexpected expenditures, and a shortfall in actual revenues as compared to estimated revenues would have an immediate material adverse effect on our business, financial condition, and operating results.

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and businesses using our services. Our success also depends on us and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We intend to rely on Compaq to provide us with DISA technology; Allaire Corporation to assist us with our software application development and to assist us with server maintenance and software upgrades; Cybercash to provide third party credit card processing services; and any other third parties we may hire in the future to assist us in expanding our technological capacity, our transaction-processing systems, and network infrastructure as we grow. We cannot assure you that the vendors we have selected and will select in the future will be capable of accommodating any significant number or increases in the number of consumer and auction houses using our services. Such failures will have a material adverse affect on our business and results of operations. We may experience periodic systems interruptions and down time caused by traffic to our web site and technical difficulties, which may cause customer dissatisfaction and may adversely affect our results of operations. Limitations of our and our vendors' technology infrastructure may prevent us from maximizing our business opportunities.

Changing technology may render our equipment, software, and programming obsolete or irrelevant

The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions, and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features, and reliability of our Internet-based products and services, particularly in response to competitive offerings. We cannot guarantee that we will be successful in responding quickly, cost effectively, and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet sites and services and could fundamentally affect the character, viability, and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition, and operating results. In addition, new Internet-based products, services, or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on our business, financial condition, and operating results.

We depend on third parties for uninterrupted Internet access and may be harmed by the loss of any such service

We rely on Telus Advanced Communications, an Internet service provider located in the Lower Mainland of British Columbia, for uninterrupted Internet access. We have not entered into a definitive agreement for such services. Our business is dependent on uninterrupted Internet access and the loss of such services may have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we would be able to obtain such services from other third parties in the event of the loss of any of such services.

If we cannot protect our Internet domain name, our ability to conduct our operations may be impeded

We anticipate that the Internet domain name "ableauctions.com" will be an extremely important part of our business and the business of our subsidiaries. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "auctions" or variations thereof both in the United States and elsewhere.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web site or limit our ability to generate revenues

We are subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. In addition, numerous states have regulations regarding the manner in which auctions may be conducted and the liability of auctioneers in conducting such auctions.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Our business may be subject to sales and other taxes, which may cause administrative difficulties and increase our cost of operations

We will collect applicable sales and other similar taxes on goods sold on our web site. One or more states may seek to impose additional sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government recently enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years ending October 21, 2001. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system could harm our business and adversely affect our results of operations.

Seasonality and potential fluctuations in results of operating may cause cash shortfalls materially affecting our results of operations

As a result of our limited operating history and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and a significant portion of our net revenues for a particular quarter are derived from auctions that are listed and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed.

We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition.

Based on management's experience in the auction industry, our discussions with other companies, and public disclosures by our competitors, we believe that our results of operations will be somewhat seasonal in nature, with fewer auctions listed around the Thanksgiving and Christmas holidays in the fourth quarter than at other times of the year.

Our limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not our business is susceptible to cyclical fluctuations in the U.S. and Canadian economies. There can be no assurance that seasonal or cyclical variations in our operations will not become more pronounced over time or that they will not materially adversely affect results of operations in the future. Moreover, consumer "fads" and other changes in consumer trends may cause significant fluctuations in our operating results from one quarter to the next.

Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance. In addition, it is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly be materially adversely affected.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

Rules 15g-1 through 15g-9 promulgated under the Securities and Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the National Association of Securities Dealer's Over-the-Counter Bulletin Board (OTCBB) and the high and low closing price of our shares during 1999 ranged from $5.00 (high) to $1.00 (low), and the price of our shares on December 31, 1999 was $5.00. If the price of our shares fall below $5.00, our shares would be considered a penny stock. The additional sales practice and disclosure requirements imposed on brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or an "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction before the sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, before any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Item 2.  Description of Property

We currently lease, through our subsidiary Able Auctions (1991), our principal business office comprising 15,000 square feet at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada, pursuant to a lease that expires on December 1, 2001. The monthly payments under the lease are $5,600 (Cdn$8,000) plus goods and services tax. The lease may be terminated on one month's notice.

We have subleased approximately 22,000 square feet of warehouse and office space at 8303 129th Street, Surrey, British Columbia, Canada, for the term commencing January 1, 2000 to January 31, 2002 at the monthly rent of $7,350 (Cdn$10,500) plus goods and services tax.

We have leased approximately 1,360 square feet of warehouse and office space at 15444 Bel-Red Road, Redmond, Washington, on a month-to-month basis for $1,200 per month. We are seeking a new leasehold premises in Redmond or Seattle, Washington.

We have leased approximately 13,000 square feet of warehouse and office space at 800 East 3rd Avenue, San Mateo, California. There are two years remaining under the lease and the monthly rent is $12,000.

We lease our corporate office space at 3112 Boundary Road, Burnaby, British Columbia, Canada, from Derango Resources Inc., a private company wholly owned by our President, Abdul Ladha, and his wife, Hanifa Ladha. The term of the lease commenced September 1, 1999 and continues until August 31, 2004. The annual basic rent is approximately $20,000 (Cdn$27,991.12), payable in equal monthly installments of approximately $1,667 (Cdn$2,332.60).

We own, through our subsidiary, Ableauctions.com (Washington), a commercial property located at 7303 East Earl Drive, Scottsdale, Arizona, which includes a 50,000 square foot building. We acquired the property on March 20, 2000 pursuant to a purchase and sale agreement between Ableauctions.com (Washington) and C&C Capital Investment, Inc., in consideration of $1,200,000 in cash, $1,056,110.53 by the assumption of a wrap-around promissory note and a wrap-around deed of trust and assignment of rents, and 1,243,889.47 by the issuance of 155,486 shares of our common stock at the deemed price of $8.00 per share, for a total purchase price of $3,500,000.

Neither we nor our subsidiaries presently own or lease any other property or real estate.

Item 3.  Legal Proceedings

Four actions have been brought in Surrey, British Columbia Small Claims Court against Able Auctions (1991) Ltd. by Sangat S. Rehal, Surinder K. Rehal, Paulie Bhambra and Nikki Panasara, each in the amount of approximately $7,000 (Cdn$10,000) for alleged conversion of personal property by Able Auctions. These actions have not yet been set for trial. We believe these claims are without merit and we intend to vigorously defend against them.

Other than the foregoing, to the best of our knowledge, we are not subject to any active or pending legal proceedings or claims against us or any of our properties. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

Item 4.  Submission of Matters to a Vote of Security Holders

By consent resolutions dated as of October 14, 1999, a majority of our common stockholders approved our 1999 stock option plan (the "Plan") and the form of stock option agreement appended to the Plan. Under the Plan, an aggregate 3,000,000 shares of our common stock are reserved for issuance to eligible recipients of Incentive Stock Options and Non-Qualified Stock Options (as those terms are defined in the Plan). A Notice that the Plan was approved by a majority of our common stockholders was provided to the other stockholders who did not sign the consent resolutions approving the Plan.

No other meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTCBB under the symbol "ABLC". The OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market". See "Risk Factors - An established public trading market for our securities does not exist." The range of high and low bid prices per share for our common stock for each quarter during the period from July 21, 1999 through March 31, 2000, as published by the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown, or commissions and may not represent actual transactions. The trading prices have been adjusted to give effect to the four-for-one stock dividend effective July 20, 1999, the five-for-one forward stock split effective August 9, 1999, and the one-for-four reverse split effective September 2, 1999.

                       Quarterly Common Stock Price Ranges

           Quarter Ended                                       1999
           -------------                             --------------------------
                                                      High                Low
                                                      ----                ---
           September 30                              $4.00               $1.00
           December 31                               $5.00              $1.5625

           Quarter Ended                                       2000
           -------------                             --------------------------
                                                      High                Low
                                                      ----                ---
           March 31                                  $9.875             $4.4688

There were 19 record holders of our common stock as of March 31, 2000.

We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Since August 24, 1999, Ableauctions.com has issued and sold the following securities. All information has been adjusted to give effect to the four-for-one stock dividend effective July 20, 1999, the five-for-one forward stock split effective August 9, 1999, and the one-for-four reverse split effective September 2, 1999.

     1. On August 24, 1999, we completed a private placement of 1,094,057 units at the price of $3.20 per unit to one person for proceeds of $3,500,980. Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant. Each whole warrant is exercisable to acquire one additional share of our common stock at a price of $3.20 until August 24, 2000, and thereafter at a price of $4.00 until August 24, 2001. The issuance of the shares was exempt from registration in reliance on Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

     2. On August 24, 1999, we issued 1,843,444 shares of our common stock to Dexton Technologies Corporation in partial consideration for all of the issued and outstanding shares of common stock of Able Auctions
          (1991). The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

     3. On October 18, 1999, we issued 60,000 shares of our common stock at the deemed price of $2.80 (Cdn$4.16) per share to Ross Auctioneers & Appraisers Ltd. in consideration for the business assets of Ross Auctioneers. The issuance of the shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

     4. On February 25, 2000, we completed a private placement of 1,000,000 units at the price of $5.00 per unit to two persons for proceeds of $5,000,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant. Each warrant is exercisable to acquire one additional share of our common stock at a price of $5.00 until February 25, 2001, and thereafter at a price of $6.00 until February 25, 2002. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.

     5. On February 29, 2000, we issued 53,405 shares of our common stock at the deemed price of $6.756 per share per share to Falcon Trading, Inc. in consideration for the business assets of Falcon Trading. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

     6. On March 20, 2000, we issued 30,625 shares of our common stock at the deemed price of $8.00 per share to Mesler's Auction House of Scottsdale, LLC. in partial consideration for the business assets of Mesler's. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

     7. On March 20, 2000, we issued 155,486 shares of our common stock at the deemed price of $8.00 per share to C&C Capital Investment, Inc. in partial consideration for a real estate property and building. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our plan of operation is based on the operating history of Able Auctions (1991) Ltd., our experience in the industry, our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating budget for the next fiscal year ending December 31, 2000.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our 4 locations in Surrey and Coquitlam, British Columbia; Redmond, Washington; and Scottsdale, Arizona. We intend to increase the number of auctions we currently hold from two to four per month, per auction house, beginning in January 2000. See "Description of Business - Our Business Strategy."

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

We launched our web site for public viewing in September 1999 and broadcasted our first live auction in January 2000. We are in the process of further refining the technologies related to broadcasting live auctions on our web site. Visitors to our web site may also purchase items from our Retail Store and bid on items in our Silent Auction.

Initially, we intend to host live auctions alternating between our locations in British Columbia, Washington, and Arizona. We may add auctions of other auction houses if we acquire additional auction locations or if we develop strategic affiliations with other auction houses to broadcast their auctions.

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

We plan to continue our research and development efforts by improving our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend approximately $750,000 on research and development efforts during fiscal 2000. See "Description of Business - Research and Development."

Install the live broadcast technology at regional auction sites

We plan to install live broadcast technology at all of our auction locations. We estimate the costs of installing broadcast equipment will be approximately $125,000 to $150,000 per location.

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of auction companies in a variety of locations throughout North America. We have begun to acquire other auction companies. See "Acquisitions." Our management will continue to identify possible auction companies to approach regarding acquisition by us or potential strategic relationships.

We expect the focus of our geographic expansion will be in Ontario, Canada; Seattle; New York and Southern California. See "Our Business Strategy."

Install the computer server hardware in Vancouver, San Jose, and New York

We installed 40 servers in the first phase of our hardware and software implementation program in our British Columbia location in December 1999. We intend to install additional servers as traffic on our web site increases. We may also install secondary servers in San Jose, Arizona and in New York during 2000. Our multi-server networking strategy is designed to allow visitors to our auction sites to have timely response time to effectively bid for items at our live auctions without bandwidth restrictions.

Hire additional key personnel

We plan to hire personnel and employ consultants with Internet e-commerce experience to complement our current management who are experienced in the auction industry. We anticipate adding up to 15 new employees with e-commerce, software development, and software maintenance experience during 2000.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the fiscal year ending December 31, 2000:

        Marketing                                               $ 5,000,000
        Ongoing research and development                            750,000
        Expansion of inventories                                  3,000,000
        Servers and operating systems                             1,250,000
        Geographic expansion                                      5,000,000
                                                          ------------------
        Required Capital:                                       $15,000,000

Our operating and capital budget for the fiscal year ending December 31, 2000 is estimated to be approximately $15 million. As of March 31, 2000, we had approximately $2,745,000 in working capital. We anticipate that we have sufficient working capital to finance our plan of operations through June 2000; however, we will be required to raise additional capital during the second quarter 2000 to meet our anticipated cash needs and to fund our plan of operation through December 31, 2000. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and launch of our web site and cost associated with operating our auctions.

We will be required to raise additional capital during the second quarter 2000 to meet our anticipated cash needs. If we are unable to raise additional financing on acceptable terms, we may be forced to delay the implementation of certain portions of our plan of operation, which may adversely affect our business and results of operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

Management's Discussion and Analysis

The information contained in this Management's Discussion and Analysis contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set out in this report. See "Note Regarding Forward Looking Statements."

Although   management  believes  that  the  assumptions  made  and  expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this registration statement.

Our actual results could differ materially from the results projected in the forward-looking statements as a result of our ability to:

     o    achieve the objectives of our business strategy;

     o    accelerate or defer operating expenses;

     o    achieve revenue from our operations; and

     o    hire new personnel,

and other factors set forth under "Risk Factors" in this registration statement.

The following discussion is qualified by the more complete financial information contained in our audited financial statements for the year ended December 31, 1999.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

The following discussion of our results of operations should be read in conjunction with our audited financial statements and the related notes included in this annual report. Able Auctions (1991) Ltd.'s results of operations prior to our acquisition of Able Auctions (1991) on August 24, 1999 are not included in our consolidated financial statements.

Overview

We were incorporated in the State of Florida on September 30, 1996 under the name "J.B. Financial Services, Inc.

On August 24, 1999, we acquired all of the issued and outstanding shares of Able Auctions (1991) Ltd. pursuant to a share purchase agreement with Dexton Technologies Corporation, the sole shareholder of Able Auctions (1991) at that time. See "Acquisitions - Our Acquisition of Able Auctions (1991)."

On our acquisition of Able Auctions (1991), we acquired all of the assets and the auction business of Able Auctions (1991). We also undertook the process of designing, building and testing an Internet based e-commerce web site to broadcast auctions over the Internet. We launched our web site for public viewing in December 1999, and conducted our first live broadcast of an action on our web site in January, 2000.

We are an early stage company and our principal activity to date has been the acquisition of all the issued and outstanding shares of Able Auctions (1991) Ltd, and the business assets and employees of Ross Auctioneers & Appraisers Ltd. both in British Columbia, Canada. Subsequent to the year, we acquired the business assets and hired the employees of Falcon Trading, Inc. in Washington State, and Mesler's Auction House in Arizona. Before these acquisitions, we were a shell company with no material revenues, expenses, assets or liabilities.

We believe that our historic spending levels and the historic spending levels of Able Auctions (1991), Ross Auctioneers, Falcon Trading, and Mesler's Auction House are not indicative of future spending levels because we are entering a period in which we will increase spending on research and development, marketing, staffing and other general operating expenses. For these reasons, we believe our expenses, losses, and deficit accumulated during the development stage will increase significantly before we generate material revenues or profits from our operations. In the absence of additional funding, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time as set forth in the audited financial statements and related notes included in this registration statement.

Our Results of Operations

Fiscal Year Ended December 31, 1999, Compared to the Fiscal Year Ended December 31, 1998

We acquired Able Auctions (1991) on August 24, 1999. During the year ended December 31, 1999, we had revenues of $898,450 attributable to the business operations of our wholly owned Canadian subsidiary Able Auctions (1991) during the period from August 24, 1999 to December 31, 1999. Our operating expenses during 1999 were $1,673,900, including accounting and legal fees of $76,057 incurred primarily in connection with our filing of a registration statement on Form 10-SB and the acquisition of AbleAuctions (1991) Ltd; advertising and promotion expenses of $119,004 for promoting our auction business and web site; depreciation and amortization expenses of $195,288; investor relations and corporate development expenses of $400,731 related to our financing efforts; and salaries and management fees of $549,048. Our net losses for the period were $1,339,492 or $0.10 per share. During the year ended December 31, 1998, we were a shell company with no revenues from operations, $944 in expenses, and a net operating losses of $944.

We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business and anticipated development costs related to our web site. We anticipate costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during 2000.

In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.

Liquidity and Capital Resources

On August 24, 1999, we completed the acquisition of Able Auctions (1991) and raised $3,500,980 in capital through a private placement, of which we paid a $852,971 loan payable in our acquisition of Able Auctions (1991) and $13,961 due to a shareholder. Through December 31, 1999, we used cash of $1,491,057 in operating activities and $1,229,313 in investing activities, including a $702,526 net investment in Able Auctions (1991) and $526,787 in capital assets related primarily to our auction business and Internet technologies.

Our net working capital position at December 31, 1999 was $489,207. Our working capital included accounts receivable of $267,805, inventory of $486,572 and prepaid expenses of $73,452. We had outstanding accounts payable of $338,622 including cheques issued in excess of amounts on deposit. Long term liabilities were Nil at December 31, 1999. We believe that our working capital in addition to the $5,000,000 equity financing in February 2000 will be sufficient to satisfy our cash requirements through to June 2000. Our working capital position at March 31, 2000 was approximately $2,745,000.

Our operating and capital budget for the year ending December 31, 2000 is approximately $15 million, to be used primarily for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems.

Outlook

We have entered a period of rapid expansion and growth. In their independent auditor's report dated March 24, 2000, Davidson & Co., expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. In February 2000, we successfully raised $5 million. We anticipate we will be required to raise an additional $10 million to adequately fund our entire operating and capital budget for the year 2000. See "Summary of Operating and Capital Budget."

We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, timing of our web site launch, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry. See "Plan of Operation" and "Summary of Operating Budget."

Recent Financing

Our business activities and operations have been funded to date through issuance of shares of our common stock in the following transactions:

         Summary of Transactions
         -----------------------
                                                                              Number of         Total Price Of
                                                                                Shares             Shares ($)
                                                                         ------------------    ----------------
Balance as of December 31, 1998                                                6,250,000                6,250
Issued for consulting and professional services                                9,062,500                9,450
Issued in consideration for Able Auctions (1991) Ltd.                          1,843,444               73,738
Issued for cash at $3.20 per share(1)                                          1,094,057            3,500,980
Issued as consideration for the assets of Ross Auctioneers &                      60,000              168,000
Appraisers Ltd.
Issued for cash at $5.00 per share(2)                                          1,000,000            5,000,000
Issued as consideration for the assets of Falcon Trading, Inc.                    53,405              360,804
Issued as partial consideration for the assets of Mesler's Auction                30,625              245,000
House of Scottsdale, LLC(3)
Issued as partial consideration for certain assets of C&C Capital                155,486            1,243,889
Investment, Inc.
                                                                         ------------------    ----------------
TOTAL                                                                         19,549,517(4)        10,608,111
---------------------------------------------------------------------------------------------------------------

(1) We issued units consisting of one common share and one-half of a common share purchase warrant. Each full warrant is exercisable to acquire an additional common share at $3.20 until August 24, 2000 and at $4.00 until August 24, 2001.

(2) We issued units consisting of one common share and one common share purchase warrant. Each warrant is exercisable to acquire an additional common share at $5.00 until February 25, 2001 and at $6.00 until February 25, 2002.

(3) We also issued a common share purchase warrant entitling Mesler's to purchase 150,000 common shares at $8.00 per share until March 20, 2001. (4) As at March 31, 2000.

Year 2000 Compliance

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were originally programmed with a two-digit century (i.e., December 31, 1999 would appear as 12/31/99), assuming that all years would be part of the 20th century.

On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 issue"). To prevent this from occurring, information systems need to be updated to ensure they recognize dates during and after the year 2000.

The potential exists that we and our subsidiary are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stems from our reliance on certain hardware, software, and services to carry out the daily operations of our proposed respective businesses.

On January 3, 2000, we conducted tests of our systems for Year 2000 compliance. Based on our tests, we believe our systems and the systems of our third-party vendors and service providers are Year 2000 compliant. We intend to continue to monitor our systems for Year 2000 compliance, and in the event that we incur expenses associated with resolving Year 2000 compliance issues that arise, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. We do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risks

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. A majority of our revenues are derived from the business operations of our wholly-owned subsidiary, Able Auctions (1991) Ltd., whose primary business operations are conducted in British Columbia, Canada and in Canadian dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Item 7.  Financial Statements

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 1999, we dismissed Barry L. Friedman, P.C. as our auditor and appointed Davidson and Company, Chartered Accountants, of Vancouver, British Columbia, Canada. Barry L. Friedman, P.C. did not resign or decline to stand for reappointment.

Barry L. Friedman, P.C. has not been associated with any of our financial statements subsequent to the audit report by Barry L. Friedman, P.C. dated November 10, 1998. The change in independent auditors was effective for the fiscal year ended December 31, 1998, was approved by our Board of Directors, and was not due to any disagreement between the Company and Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. Our financial statements for the fiscal year ended December 31, 1998 contain no adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope, or accounting opinion.

During the period prior to and preceding the change in independent auditors, there were no disagreements with Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, P.C. would have caused them to make reference thereto in their report on our financial statements for the period. We have authorized Barry L. Friedman, P.C. to respond fully to any subject matter of any potential disagreement with respect to our financial statements.

We have not been advised by Barry L. Friedman, P.C. or our current auditors, Davidson and Company, Chartered Accountants, of any of the following:

     (a) lack of internal controls necessary for us to develop reliable financial statements;

     (b) any information that has come to the attention of our auditors that has led them to no longer be able to rely on management's representations or that has made them unwilling to be associated with the financial statements prepared by management;

     (c) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

          (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

          (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Barry
               L. Friedman, P.C. or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; and

     (d) any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Barry L. Friedman, P.C. or any other reason, any issue has not been resolved to such auditors' satisfaction prior to Barry L. Friedman, P.C. replacement.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in Ableauctions.com's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 28, 2000 is incorporated herein by reference.

Item 10.  Executive Compensation

The information set forth under the captions  "Executive  Compensation and Other
Information"  and   "Compensation  of  Directors"  in  the  Proxy  Statement  is
incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 26, 2000 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 26, 2000 is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number              Description
------              -----------

 2.1(1) Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999.

 2.4(1) Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc.

 2.5(3)             Asset Purchase Agreement dated March 20, 2000 among Mesler's
                    Auction   House   of   Scottsdale,   LLC,   Ableauctions.com
                    (Washington), Inc., and Ableauctions.com, Inc.

 2.6(3) Purchase and Sale Agreement dated March 20, 2000 between C&C Capital Investment, Inc. and Ableauctions.com (Washington), Inc.

 3.1(1) Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registrant's Registration Statement on Form 10-SB).

 3.2(2) Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form 10-SB.

10.1(1)             1999  Stock  Option  Plan  with  Form  of  Option  Agreement
                    (Incorporated   by   reference   to   Exhibit   4.2  of  the
                    Registrant's Registration Statement on Form S-8.

10.2(1)             Form of Stock Option Agreement

Exhibit
Number              Description
------              -----------

10.3(1) Share Purchase Agreement dated April 1, 1998 among Jeremy Dodd, Dexton Technologies Corporation, and Able Auctions
                    (1991) Ltd.

10.4(1) Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999

10.5(1) Contribution Agreement dated July 15, 1999 between Douglas McLeod and Ableauctions.com, Inc. (then J.B. Financial Services, Inc.) regarding Mr. McLeod's contribution of 8,000,000 shares of common stock to the Company's treasury

10.6(1) Asset Purchase Agreement dated September 20, 1999 among Ross Auctioneers & Appraisers Ltd., Able Auctions (1991) Ltd., and Ableauctions.com, Inc.

10.7(1) Asset Purchase Agreement dated September 20, 1999 between John Carrier dba LJM Computer Resources and Able Auctions
                    (1991)   Ltd.    regarding   the   web   site   located   at
                    www.bcbids.com.

10.8(1)             Bill of Sale dated  September  20,  1999  between  Ronald H.
                    Smallwood and Able Auctions (1991) Ltd. regarding the domain name "bcbids.com".

10.9(1) Employment Agreement dated September 20, 1999 between Able Auctions (1991) Ltd. and Richie Smallwood.

10.10(1)            Subscription   Agreement   dated  July  20,   1999   between
                    Ableauctions.com, Inc. and Silicon Capital Corp.

10.11(1) Consulting Agreement dated August 24, 1999 between Able Auctions (1991) Ltd. and Dexton Technologies Corporation

10.12(1)            Investor  Relations   Agreement  dated  September  15,  1999
                    between Ableauctions.com, Inc. and North Star Communications Inc.

10.13(1) Investor Relations Agreement dated October 1, 1999 between Ableauctions.com, Inc. and European Investor Services Ltd.

10.14(1) Lease Agreement dated September 1, 1999 between Derango Resources Inc. and Ableauctions.com, Inc.

10.15(1) Sublease dated August 22, 1999 between HGP Glass Industries of Canada Inc. and Ableauctions.com, Inc.

10.16(2)            Proposal  by  Compaq   Computer   and   accepted  by  Dexton
                    Technologies   Corporation   dated   September   1999,   for
                    installation of Distributed Internet Server Array (DISA).

10.17(2) Internet Business Services Agreement by and between Telus Advanced Communications and Dexton Technologies Corporation dated September 14, 1999.

10.18 Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public Relations Worldwide

21.1                Subsidiaries of the Registrant.

23.1(1)             Consent of Barry L. Friedman.

23.2                Consent of Davidson and Company.

24.1                Power of Attorney (included on signature page).

27.1                Financial Data Schedule.
---------------------

(1)  Previously filed on November 13, 1999 on Form 10-SB.
(2)  Previously filed on December 30, 1999 on Form 10-SB/A.
(3)  Previously filed on April 4, 2000 on Form 8-K.


(b)  Reports on Form 8-K

     1. A Current Report on Form 8-K was filed on April 4, 2000.

                                   SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abdul Lahda and N.H. Vellani, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Registration Statement on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2000



                                        /s/ Abdul Ladha
                                        ----------------------------------------
                                        Abdul Ladha, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                   Date
---------                     -----                                   ----


/s/ Abdul Ladha               Chairman of the Board, Chief       April 11, 2000
--------------------------    Executive Officer and
Abdul Ladha                   Director (Principal Executive
                              Officer)



/s/ N.H. (Nosh) Vellani       Chief Financial Officer            April 11, 2000
--------------------------    (Principal Financial Officer
N.H. (Nosh) Vellani           and Accounting Officer)



/s/ Barrett Sleeman
--------------------------    Director                           April 11, 2000
Barrett Sleeman

                             ABLEAUCTIONS.COM, INC.
                    (formerly J.B. Financial Services, Inc.)




                        CONSOLIDATED FINANCIAL STATEMENTS



                                DECEMBER 31, 1999

                                                                A Partnership of
                                                      Incorporated Professionals
DAVIDSON & COMPANY=========Chartered Accountants================================





                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Ableauctions.com, Inc.
(formerly J.B. Financial Services, Inc.)


We have audited the accompanying consolidated balance sheets of Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) as at December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) as at December 31, 1999 and 1998 and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ Davidson & Company
Vancouver, Canada                                         Chartered Accountants
March 24, 2000

                   A Member of Accounting Group International
                   ==========================================

     Suite 1270, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                Telephone (604) 687-0947   Fax (604) 687-6172

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
================================================================================



                                                                                         1999             1998
----------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Accounts receivable - trade                                                 $      96,790     $         -
    Accounts receivable - other                                                       171,015               -
    Inventory                                                                         486,572               -
    Prepaid expenses                                                                   73,452               -
                                                                                --------------    ------------
    Total current assets                                                              827,829               -

Trademark                                                                              12,151               -
Capital assets (Note 6)                                                             1,170,859               -
Web site development costs (Note 7)                                                    95,805               -
Goodwill (Note 8)                                                                     655,155               -
                                                                                --------------    ------------
Total assets                                                                    $   2,761,799     $         -
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness                                                           $      60,916     $         -
    Accounts payable and accrued liabilities                                          277,706              944
                                                                                --------------    ------------
    Total current liabilities                                                         338,622              944
                                                                                --------------    ------------
Stockholders' equity (Note 1)
    Capital stock
       Authorized
          62,500,000 common shares with a par value of $0.001

       Issued and outstanding
          December 31, 1998 - 6,250,000 common shares
            with a par value of $0.001
          December 31, 1999 - 18,310,001 common shares
            with a par value of $0.001                                                 18,310            6,250

    Additional paid-in capital                                                      3,740,108               -
    Deficit                                                                        (1,346,686)          (7,194)
    Accumulated other comprehensive income                                             11,445               -
                                                                                --------------    ------------
    Total stockholders' equity                                                      2,423,177             (944)
                                                                                --------------    ------------
Total liabilities and stockholders' equity                                      $   2,761,799     $         -
===============================================================================================================


Subsequent events (Note 14)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31
================================================================================


                                                                                        1999            1998
-------------------------------------------------------------------------------------------------------------
REVENUE

    Sales                                                                      $     829,755     $         -
    Commissions                                                                       68,695               -
                                                                               --------------    ------------
                                                                                     898,450               -

COST OF GOODS SOLD                                                                   582,346               -
                                                                               --------------    ------------
GROSS PROFIT                                                                         316,104               -
                                                                               --------------    ------------
OPERATING EXPENSES
    Accounting and legal fees                                                         76,057               -
    Advertising and promotion                                                        119,014               -
    Amortization of goodwill                                                          11,972               -
    Automobile                                                                        46,196               -
    Bad debt                                                                          36,011               -
    Commission                                                                        39,625               -
    Consulting fees                                                                   45,966               -
    Depreciation and amortization                                                    195,288               -
    Investor relations and shareholder information                                   400,731               -
    Management fees                                                                  238,278               -
    Office and miscellaneous                                                          61,179              944
    Rent and utilities                                                                73,695               -
    Salaries and benefits                                                            310,770               -
    Telephone                                                                         19,118               -
                                                                               --------------    ------------
                                                                                   1,673,900              944
                                                                               --------------    ------------
Loss before other items                                                           (1,357,796)            (944)
                                                                               --------------    ------------

OTHER ITEMS
    Interest income                                                                   22,871               -
    Foreign exchange loss                                                             (4,567)              -
                                                                               --------------    ------------
                                                                                      18,304               -
                                                                               --------------    ------------
Loss for the year                                                              $  (1,339,492)    $      (944)
=============================================================================================================
Basic and diluted loss per share                                               $       (0.10)    $      0.00
=============================================================================================================
Weighted average number of shares of common stock outstanding                     13,228,082        6,250,000
=============================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEAR ENDED DECEMBER 31
================================================================================





                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------

    Net loss                                                                   $   (1,339,492)   $         -
    Other comprehensive income, net of tax:
       Foreign currency translation adjustments                                        11,445              -
                                                                               --------------    ------------
    Consolidated comprehensive loss                                            $   (1,328,047)   $         -
=============================================================================================================

Basic and diluted comprehensive loss per share                                 $       (0.10)    $      0.00
=============================================================================================================

Weighted average number of shares outstanding                                      13,228,082       6,250,000
============================================================================================== ===============















              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================



                                                                                Accumulated
                                   Common Stock                 Additional            Other                            Total
                          ---------------- ---------------         Paid-in    Comprehensive                    Stockholders'
                                   Shares          Amount          Capital           Income         Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
    1997                       6,250,000     $      6,250    $         -     $          -     $      (6,250)   $          -
Loss for the year                     -                -               -                -              (944)           (944)
                          --------------   --------------  --------------   --------------   --------------  --------------

Balance, December 31,
    1998                       6,250,000            6,250              -                -            (7,194)           (944)

Common stock issued
    for cash                   1,094,057            1,094       3,499,886               -                -        3,500,980

Common stock issued
    for acquisition of
    Able Auctions
    (1991) Ltd.                1,843,444            1,843          71,895               -                -           73,738

Common stock issued
    for services              53,750,000           53,750         (45,150)              -                -            8,600

Common stock issued
    for services               5,312,500            5,313          (4,463)              -                -              850

Return of shares to
    treasury for
    cancellation             (50,000,000)         (50,000)         50,000               -                -               -

Common stock issued
    for assets of Ross
    Auctioneers                   60,000               60         167,940               -                -          168,000

Translation adjustment                -                -               -            11,445               -           11,445

Loss for the year                     -                -               -                -        (1,339,492)     (1,339,492)
                          --------------   --------------  --------------   --------------   --------------  --------------

Balance, December 31,
    1999                      18,310,001     $     18,310    $  3,740,108    $      11,445    $  (1,346,686)   $  2,423,177
========================= ================ =============== ================ ================ =============== ================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31
================================================================================

                                                                                     1999              1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                                        $ (1,339,492)     $      (944)
    Items not affecting cash:
       Amortization of goodwill                                                    11,972               -
       Bad debt                                                                    36,011
       Consulting fees                                                              9,450               -
       Depreciation and amortization                                              195,288               -
       Other                                                                       (8,622)              -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                           (271,378)              -
       Increase in inventory                                                     (239,597)              -
       Increase in prepaid expenses                                               (37,338)              -
       Increase in accounts payable and accrued liabilities                       166,610              944
       Increase (decrease) in due to related parties                              (13,961)              -
                                                                            --------------    ------------
    Net cash used in operating activities                                      (1,491,057)              -
                                                                            --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                    3,500,980               -
    Loan payable                                                                 (852,971)              -
                                                                            --------------    ------------
    Net cash provided by financing activities                                   2,648,009               -
                                                                            --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary, net of cash acquired                               (702,526)              -
    Capital assets                                                               (451,130)              -
    Trademark                                                                      (5,704)              -
    Web site development costs                                                    (69,953)              -
                                                                            --------------    ------------
    Net cash used in investing activities                                      (1,229,313)              -
                                                                            --------------    ------------
Change in cash and cash equivalents for the year                                  (72,361)              -

Effect of exchange rates on cash                                                   11,445               -

Cash and cash equivalents, beginning of year                                           -                -
                                                                            --------------    ------------
Cash and cash equivalents, end of year                                       $    (60,916)     $        -
==========================================================================================================

As represented by:
    Excess of cheques issued over deposits                                   $   (117,818)     $        -
    Short-term deposit                                                             56,902               -
                                                                            --------------    ------------
                                                                             $    (60,916)     $        -
==========================================================================================================


Supplemental disclosures with respect to cash flows (Note 9)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.

     On October 1, 1996, the Company issued 5,000 shares with a par value of $1 for services received in the amount of $5,000.

     On September 2, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 6,500 common shares to 50,000,000 common shares. The par value was changed from $1 par to $0.001.

     On September 2, 1998, the Company forward split its common stock 200:1, thus increasing the number of outstanding common stock shares from 5,000 shares to 1,000,000 shares.

     On March 26, 1999, the Company issued 53,750,000 shares at a deemed value of $8,600 as payment of fees for services received.

     On April 12, 1999, the Company issued 5,312,500 shares at a deemed value of $850 as payment of fees for services received.

     On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

     On July 19, 1999, the Company received from a shareholder 50,000,000 shares which were previously issued for services rendered, and returned these shares to treasury for cancellation.

     On July 20, 1999, the Company authorized a 5:1 stock split, effected in the form of a dividend, increasing the shares issued and outstanding from 2,450,000 to 12,250,000.

     On July 21, 1999, the Company authorized a 5:1 forward share split increasing the shares issued and outstanding from 12,250,000 to 61,250,000 and the authorized shares to 250,000,000.

     On August 24, 1999, the Company issued 1,094,057 shares of common stock under Rule 504 of Regulation D of the Securities Act of 1993 for total proceeds of $3,500,980.

     Effective September 5, 1999, the Company effected a 4:1 reverse stock split. Following consolidation, the issued and outstanding common shares of the Company was 18,250,000, with a par value of $0.001 and the authorized share capital is 62,500,000 common shares with a par value of $0.001 per share.

     On October 18, 1999, the Company issued 60,000 shares of common stock at a deemed value of $168,000 to purchase the assets of Ross Auctioneers & Appraisers Ltd.

     The Company is a high-tech business-to-business and consumer auctioneer that conducts its auctions live and simultaneously broadcasts them over the Internet. The Company liquidates a broad range of computers, electronics, office equipment, furniture and industrial equipment that it acquires through bankruptcies, insolvencies and defaults.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company is in the process of expansion and its operating expenses and start-up costs exceed its revenues. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financing.

     ========================================================================

                                                        1999            1998
     -------------------------------------------------------- ---------------
     Deficit                                    $ (1,346,686)    $    (7,194)
     Working capital (deficiency)                    489,207            (944)
     ========================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     These consolidated financial statements include the accounts of Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) and its wholly owned subsidiary, Able Auctions (1991) Ltd. from the date of its acquisition on August 24, 1999. All significant inter-company balances and transactions have been eliminated on consolidation.

     Foreign currency translation

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

     Financial  statements of the Company's Canadian  subsidiary,  Able Auctions
     (1991) Ltd. are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of Able Auctions (1991) Ltd. is the local currency, the Canadian dollar. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

     Cash and cash equivalents

     The Company considers all investments with a maturity of three months or less to be cash equivalents.

     Inventory

     Inventory is stated at the lower of cost and net realizable value.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Software development

     The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

     Capital assets and depreciation

     Capital assets are recorded at cost less accumulated depreciation. The cost of capital assets is depreciated using the declining balance method at the following rates:

         Computer equipment                                         30%
         Computer software                                          30%
         Furniture and fixtures                                     20%
         Equipment                                                  30%
         Trailers and trucks                                        20%
         Vehicles                                                   30%

     Leasehold improvements are depreciated using the straight-line method over a period of 10 years.

     Revenue recognition

     The Company generally earns revenues from its auction activities either through consignment sales, or through sales of inventory purchased by the Company. For consignment sales, the Company earns auction fees charged to consignees, and buyer's premiums charged to purchasers, determined as a percentage of the sale price. For inventory sales, the Company earns a profit or incurs a loss on the sale, to the extent the purchase price exceeds or is less than the purchase price paid for such inventory.

     For each type of auction revenue, an invoice is rendered to the purchaser, and revenue is recognized by the Company, at the date of the auction. The auction purchase creates a legal obligation upon the purchaser to take possession of, and pay for the merchandise. This obligation generally provides the Company with reasonable assurance of collection of the sale proceeds, from which the Company's earnings are derived, including the fees from consignees and purchasers, as well as resale profits.

     Trademarks

     The cost of the trademark acquired is being amortized on a straight-line basis over its life of fifteen years.

     Goodwill

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight-line basis over 20 years.

     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Reporting on costs of start-up activities

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption of SOP-98-5 by the Company during the year had no effect on its financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.


4.   CAPITAL STOCK

     Stock split and dividend

     a) On September 2, 1998, the Company implemented a 200:1 forward stock split. On July 20, 1999, the Company effected a stock dividend of four shares for every one share of record. On July 21, 1999, the Company implemented a 5:1 forward stock split and on September 5, 1999, the Company implemented a 4:1 reverse stock split. The consolidated statements of changes in stockholders' equity have been restated to give retroactive recognition of the stock splits and stock dividend for all periods presented by reclassifying from common stock to additional paid-in capital the par value of consolidated shares arising from the splits and stock dividend. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock splits.

     b) On March 26, 1999, the Company issued 53,750,000 shares at a deemed value of $8,600 as payment of fees for services received.

     c) On April 12, 1999, the Company issued 5,312,500 shares at a deemed value of $850 as payment of fees for services received.

     d) On July 19, 1999, the Company received from a shareholder 50,000,000 shares which were previously issued for services rendered, and returned these shares to treasury for cancellation.

     e) During the year, the Company completed a private placement whereby it issued 1,094,057 post consolidation units at a price of $3.20 per unit for total consideration in the amount of $3,500,980. Each unit consists of one restricted common share and half of a share purchase warrant. Each whole warrant will entitle the holder to purchase an additional restricted common share at a price of $3.20 per share until August 24, 2000 and at $4.00 per share until August 24, 2001.

     f) On October 18, 1999, the Company issued 60,000 shares at a deemed value of $168,000 for the purchase of assets of Ross Auctioneers & Appraisers Ltd.

5.   WARRANTS

     As at December 31, 1999, he Company has 547,029 warrants outstanding. Each warrant will entitle the holder to purchase a restricted common share at a price of $3.20 per share until August 24, 2000 and at a price of $4.00 per share until August 24, 2001.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================


6.       CAPITAL ASSETS

         ====================================================================================================================
                                                                                                     Net Book Value
                                                                               Accumulated ----------------- ----------------
                                                                     Cost     Depreciation              1999             1998
         --------------------------------------------------------------------------------------------------------------------
         Computer equipment                              $      994,538    $      150,825   $      843,713    $           -
         Computer software                                      130,040            21,056          108,984                -
         Furniture and fixtures                                  13,734             6,950            6,784                -
         Leasehold improvements                                  15,004               750           14,254                -
         Equipment                                              168,000             6,300          161,700                -
         Trailers and trucks                                      4,751             1,520            3,231                -
         Vehicles                                                41,142             8,949           32,193                -
                                                        ---------------   ---------------  ---------------   --------------
                                                        $     1,367,209   $       196,350  $     1,170,859   $            -
         ===================================================================================================================


7.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $95,805 (net of amortization costs of $10,645) (December 31, 1998 - $Nil) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations.

8.   BUSINESS COMBINATION

     During the year, the Company entered into an acquisition agreement whereby the Company acquired all the outstanding shares of Able Auctions (1991) Ltd. ("Able"). The Company issued 1,843,444 of its common shares at a deemed value of $73,738 and paid $545,305 to acquire the shares of Able. The Company also paid an additional $504,695 for shareholders' loans.

     The total purchase price of $1,123,738 has been allocated as follows:

       Cash                                                     $      347,474
       Accounts receivable                                             140,982
       Inventory                                                       215,194
       Prepaid expenses                                                 36,114
       Capital assets                                                  780,551
       Goodwill                                                        667,127
       Accounts payable and accrued liabilities                       (136,863)
       Loan payable                                                   (878,377)
       Obligation under capital lease                                  (48,464)
                                                                --------------
                                                                $    1,123,738

     Goodwill will be amortized on a straight-line basis over a 20 year period. During the year, the Company amortized $11,972 of goodwill, leaving a balance of $655,155 at December 31, 1999.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     =========================================================================
                                                           1999          1998
     -------------------------------------------------------------------------
     Cash paid for income taxes                       $      -       $      -
     Cash paid for interest                                  -              -
     =========================================================================

     The following non-cash operating, investing and financing transactions occurred during the year ended December 31, 1999:

     a) The Company issued 9,062,500 common shares, at a deemed value of $9,450, for consulting services received.

     b) The Company issued 1,843,444 shares at a deemed value of $73,738, for the purchase of Able Auctions (1991) Ltd.

     c) The Company issued 60,000 shares of common stock at a deemed value of $168,000 to purchase the assets of Ross Auctioneers & Appraisers Ltd.

     There were no non-cash operating, investing and financing transactions during the year ended December 31, 1998.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the year ended December 31, 1999, and the year ended December 31, 1998 was $1,328,047 and $Nil, respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $11,445 for the year ended December 31, 1999 and $Nil for the year ended December 31, 1998.

============================================================================ =================
                                                                    Foreign       Accumulated
                                                                   Currency             Other
                                                                Translation     Comprehensive
                                                                 Adjustment            Income
---------------------------------------------------------------------------- -----------------
Beginning balance, December 31, 1998                       $             -   $             -
Current period change                                                11,445            11,445
                                                           ----------------  ----------------
Ending balance, December 31, 1999                          $         11,445  $         11,445
============================================================================ =================


11.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     ===========================================================================
                                                             1999          1998
     ---------------------------------------------------------------------------
     Net operating loss carryforward                 $    610,361   $     2,445
     Valuation allowance                                 (610,361)       (2,445)
                                                     -------------  ------------
                                                     $         -    $          -
     ===========================================================================

     The Company has a net operating loss carryforward of approximately $1,300,000 which expires in the year 2006. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



12.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

13.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the following related party transactions occurred:

     a) The Company purchased computer equipment, software and web site development costs in the amount of $469,940, from a company controlled by a director of the Company.

     b) The Company paid $238,278 in management fees to a company controlled by a director of the Company.

     c) The Company issued 5,312,500 common shares with a deemed value of $850 for consulting services to a company controlled by a former director of the Company.

     d) Included in accounts payable is an amount of $237,849, which is payable to a company controlled by a director of the Company.

     e) The Company issued 1,843,444 common shares, which is approximately 10% of the total shares outstanding as at December 31, 1999, to a Company controlled by a director of the Company for the acquisition of Able Auctions (1991) Ltd.

     There were no related party transactions for the year ended December 31, 1998.

14.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, the Company completed the following transactions:

     a) The Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $5,000,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 until February 25, 2001 and at a price of $6.00 until February 25, 2002.

     b) The Company, through its wholly owned subsidiary, acquired all of the business assets of Falcon Trading, Inc. ("Falcon") for a purchase price of $360,805, which was paid by issuing 53,405 shares of common stock of the Company at a deemed price of $6.756 per share. In addition, the Company granted stock options to purchase an aggregate of 105,000 shares of common stock for five years, with 75,000 of the options exercisable at $6.756 per share and the remaining 30,000 options exercisable at $8.00 per share, subject to vesting criteria.

     c) The Company signed a binding letter of intent to purchase Mesler's Auction House ("Mesler's") of Scottsdale, Arizona. Under the letter of intent, the Company has agreed to purchase Mesler's assets for $500,000, which will be payable by $255,000 in cash and by issuing 30,625 (issued) shares of the Company. The Company has also agreed to purchase real estate and a building from Mesler's for $3,500,000, which will be paid by $1,200,000 in cash, $1,050,000 by assuming a mortgage on the property, and by issuing shares of the Company for the balance at a deemed price of $8.00 per share. The Company has issued 155,486 shares of common stock, pursuant to the above obligation. In addition, the Company will purchase the inventory of Mesler's for $450,000 in cash. On closing, the Company will grant to Mesler's an option to purchase 150,000 shares of common stock at the price of $8.00 per share for a term to be determined by the Company's Board of Directors.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



14.  SUBSEQUENT EVENTS (cont'd.....)

     d) The Company has signed a Letter of Intent to acquire Ehli's Auctions for $1,100,000, which will be payable by $600,000 in cash and the balance of $500,000 by issuing 63,163 shares of the Company's common stock at a deemed price of $7.916 per share. On closing, the Company will grant stock options to purchase 40,000 shares of common stock of the Company at the market price per share at the time of closing, subject to performance based vesting criteria.

     e) The Company granted 102,500 stock options at a price of $5.00 per common stock, exercisable to January 18, 2005.


15.  STOCK BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.

     Following is a summary of the status of the plan during 1999 and 1998:

         ==========================================================================================
                                                                                          Weighted
                                                                                           Average
                                                                            Number        Exercise
                                                                         of Shares           Price
         ------------------------------------------------------------------------------------------
         Outstanding at December 31, 1997 and 1998                               -         $     -

             Granted                                                       812,500         $  3.20
             Forfeited                                                           -         $     -
             Exercised                                                           -         $     -
                                                                      ------------
         Outstanding at December 31, 1999                                  812,500         $  3.20
         ==========================================================================================

     Following is a summary of the status of options outstanding at December 31, 1999:

                                     Outstanding Options                      Exercisable Options
                          ------------------------------------------    ------------------------------
                                             Weighted
                                              Average       Weighted                          Weighted
                                            Remaining        Average                           Average
                                          Contractual       Exercise                          Exercise
Exercise Price                  Number           Life          Price            Number           Price
-------------------------------------------------------------------------------------------------------
$ 3.20                         812,500          4.79         $  3.20           652,500        $  3.20
=======================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
================================================================================



15.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation

     Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

     ===========================================================================

                                                            1999           1998
     ---------------------------------------------------------------------------
     Net loss
         As reported                               $  (1,339,492) $        (944)
                                                   ============== ==============
         Pro forma                                 $  (2,968,281) $        (944)
                                                   ============== ==============
     Basic and diluted loss per share
         As reported                               $       (0.10) $           -
                                                   ============== ==============
         Pro forma                                 $       (0.22) $           -
     ===========================================================================

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

    ========================================================================

                                                             1999       1998
    ------------------------------------------------------------------------
    Risk-free interest rate                               6.014%       -
    Expected life of the options                         2 years       -
    Expected volatility                                     193%       -
    Expected dividend yield                                 -          -
    ========================================================================

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number              Description
------              -----------

 2.1(1) Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999.

 2.4(1) Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc.

 2.5(3)             Asset Purchase Agreement dated March 20, 2000 among Mesler's
                    Auction   House   of   Scottsdale,   LLC,   Ableauctions.com
                    (Washington), Inc., and Ableauctions.com, Inc.

 2.6(3) Purchase and Sale Agreement dated March 20, 2000 between C&C Capital Investment, Inc. and Ableauctions.com (Washington), Inc.

 3.1(1) Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registrant's Registration Statement on Form 10-SB).

 3.2(2) Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form 10-SB.

10.1(1)             1999  Stock  Option  Plan  with  Form  of  Option  Agreement
                    (Incorporated   by   reference   to   Exhibit   4.2  of  the
                    Registrant's Registration Statement on Form S-8.

10.2(1)             Form of Stock Option Agreement

10.3(1) Share Purchase Agreement dated April 1, 1998 among Jeremy Dodd, Dexton Technologies Corporation, and Able Auctions
                    (1991) Ltd.

10.4(1) Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999

10.5(1) Contribution Agreement dated July 15, 1999 between Douglas McLeod and Ableauctions.com, Inc. (then J.B. Financial Services, Inc.) regarding Mr. McLeod's contribution of 8,000,000 shares of common stock to the Company's treasury

10.6(1) Asset Purchase Agreement dated September 20, 1999 among Ross Auctioneers & Appraisers Ltd., Able Auctions (1991) Ltd., and Ableauctions.com, Inc.

10.7(1) Asset Purchase Agreement dated September 20, 1999 between John Carrier dba LJM Computer Resources and Able Auctions
                    (1991)   Ltd.    regarding   the   web   site   located   at
                    www.bcbids.com.

10.8(1)             Bill of Sale dated  September  20,  1999  between  Ronald H.
                    Smallwood and Able Auctions (1991) Ltd. regarding the domain name "bcbids.com".

10.9(1) Employment Agreement dated September 20, 1999 between Able Auctions (1991) Ltd. and Richie Smallwood.

10.10(1)            Subscription   Agreement   dated  July  20,   1999   between
                    Ableauctions.com, Inc. and Silicon Capital Corp.

Exhibit
Number              Description
------              -----------

10.11(1) Consulting Agreement dated August 24, 1999 between Able Auctions (1991) Ltd. and Dexton Technologies Corporation

10.12(1)            Investor  Relations   Agreement  dated  September  15,  1999
                    between Ableauctions.com, Inc. and North Star Communications Inc.

10.13(1) Investor Relations Agreement dated October 1, 1999 between Ableauctions.com, Inc. and European Investor Services Ltd.

10.14(1) Lease Agreement dated September 1, 1999 between Derango Resources Inc. and Ableauctions.com, Inc.

10.15(1) Sublease dated August 22, 1999 between HGP Glass Industries of Canada Inc. and Ableauctions.com, Inc.

10.16(2)            Proposal  by  Compaq   Computer   and   accepted  by  Dexton
                    Technologies   Corporation   dated   September   1999,   for
                    installation of Distributed Internet Server Array (DISA).

10.17(2) Internet Business Services Agreement by and between Telus Advanced Communications and Dexton Technologies Corporation dated September 14, 1999.

10.18 Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public Relations Worldwide

21.1                Subsidiaries of the Registrant.

23.1(1)             Consent of Barry L. Friedman.

23.2                Consent of Davidson and Company.

24.1                Power of Attorney (included on signature page).

27.1                Financial Data Schedule.
---------------------

(1)  Previously filed on November 13, 1999 on Form 10-SB.
(2)  Previously filed on December 30, 1999 on Form 10-SB/A.
(3)  Previously filed on April 4, 2000 on Form 8-K.