Form 10QSB
period 2000-03-31
ABLEAUCTIONS COM INC
filed 2000-05-15
CIK 1099290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                         Commission file number 0-28179

                             ABLEAUCTIONS.COM, INC.
              (Exact name of small business issuer in its charter)

          Florida                                      Not applicable
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                              1963 Lougheed Highway
                           Coquitlam, British Columbia
                                     V3K-3T8
                    (Address of principal executive offices)

                                 (604) 521-2253
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding common shares, no par value, of the Registrant at March 31, 1999 was 19,549,517

================================================================================

                             ABLEAUCTIONS.COM, INC.

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2000


                                                                                                  Page
Part I -  Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets..............................................................3

            Consolidated Statements of Operations....................................................4

            Consolidated Statements of Cash Flows....................................................5

            Consolidated Statements of Changes in Stockholder's Equity ..............................6

            Notes to the Consolidated Financial Statements...........................................7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................................17

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk...............................20

Part II - Other Information

  Item 1.    Legal Proceedings .....................................................................21

  Item 2.    Changes in Securities and Use of Proceeds..............................................21

  Item 3.    Defaults Upon Senior Securities .......................................................21

  Item 4.    Submission of Matters to a Vote of Security Holders....................................21

  Item 5.    Other Information......................................................................21

  Item 6.    Exhibits and Reports on Form 8-K.......................................................22

Signatures .........................................................................................23


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
================================================================================


                                                                                March 31,       December 31,
                                                                                     2000               1999
--------------------------------------------------------------------------------------------------------------
ASSETS
Current
    Cash and cash equivalents                                             $     1,452,826    $            -
    Accounts receivable - trade                                                   427,226             96,790
    Accounts receivable - other                                                   113,295            171,015
    Inventory                                                                   1,326,617            486,572
    Prepaid expenses                                                               81,335             73,452
                                                                          ---------------    ---------------
    Total current assets                                                        3,401,299            827,829

Trademark                                                                          11,425             12,151
Capital assets (Note 3)                                                         4,920,920          1,170,859
Web site development costs (Note 4)                                                94,479             95,805
Goodwill                                                                        1,246,268            655,155
                                                                          ---------------    ---------------
Total assets                                                              $     9,674,391    $     2,761,799
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness                                                     $            -     $        60,916
    Accounts payable and accrued liabilities                                      823,958            277,706
    Promissory note - current (Note 6)                                            102,831                 -
                                                                          ---------------    --------------
    Total current liabilities                                                     926,789            338,622

Promissory note (Note 6)                                                          943,527                 -
                                                                          ---------------    --------------
                                                                                1,870,316            338,622
                                                                          ---------------    ---------------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
          62,500,000 common shares with a par value of $0.001

       Issued and outstanding
          March 31, 2000 - 19,549,517 common shares
             with a par value of $0.001
          December 31, 1999 - 18,310,001 common shares with a par value of $0.001

    Additional paid-in capital                                                 10,288,562          3,740,108
    Deficit                                                                    (2,566,664)        (1,346,686)
    Accumulated other comprehensive income                                         62,628             11,445
                                                                          ---------------    ---------------
    Total stockholders' equity                                                  7,804,075          2,423,177
                                                                          ---------------    ---------------
Total liabilities and stockholders' equity                                $     9,674,391    $     2,761,799
==============================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
THREE MONTH PERIOD ENDED MARCH 31
================================================================================


                                                                        2000             1999
-------------------------------------------------------------------------------------------------
REVENUE
    Sales                                                        $       867,691  $            -
    Commissions                                                          232,436               -
                                                                 ---------------  --------------
                                                                       1,100,127               -

COST OF GOODS SOLD                                                       814,751               -
                                                                 ---------------  --------------
GROSS PROFIT                                                             285,376               -
                                                                 ---------------  --------------
OPERATING EXPENSES
    Accounting and legal fees                                            116,013               -
    Advertising and promotion                                            154,288               -
    Amortization of goodwill                                              14,692               -
    Automobile                                                            15,348               -
    Bad debt (recovery)                                                   (3,696)              -
    Commission                                                            16,053               -
    Consulting fees                                                       81,254               -
    Depreciation and amortization                                        105,608               -
    Investor relations and shareholder information                       266,571               -
    Licenses and permits                                                  14,354               -
    Management fees                                                        1,607               -
    Office and miscellaneous                                              62,913               -
    Rent and utilities                                                   185,335               -
    Repairs and maintenance                                               24,062               -
    Salaries and benefits                                                296,069               -
    Telephone                                                             24,686               -
    Travel and entertainment                                             115,605               -
                                                                 ---------------  --------------
                                                                       1,490,762               -
                                                                 ---------------  --------------
Loss before other items                                               (1,205,386)              -
                                                                 ---------------  --------------

OTHER ITEMS
    Interest income                                                       14,443               -
    Foreign exchange loss                                                (29,035)              -
                                                                 ---------------  --------------
                                                                         (14,592)              -
                                                                 ---------------  --------------
Loss for the period                                              $    (1,219,978) $            -
=================================================================================================
Basic and diluted loss per share                                 $         (0.07) $            -
=================================================================================================
Weighted average number of shares outstanding                         18,668,483               -
=================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
THREE MONTH PERIOD ENDED MARCH 31
================================================================================




                                                                        2000             1999
-------------------------------------------------------------------------------------------------



Net loss                                                      $   (1,219,978)       $        -
Other comprehensive income, net of tax:
 Foreign currency translation adjustments                             62,628                 -
                                                                ---------------  --------------

Consolidated comprehensive loss                               $   (1,157,350)       $        -
=================================================================================================

Basic and diluted loss per share                              $        (0.07)       $        -
=================================================================================================

Weighted average number of shares outstanding                     18,668,483                 -
=================================================================================================







        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
================================================================================



                                                                 Accumulated
                                       Common Stock               Additional         Other                            Total
                            --------------------------------        Paid-in      Comprehensive                    Stockholders'
                                   Shares           Amount         Capital           Income         Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
    1998                        6,250,000     $     6,250        $        -       $        -     $   (7,194)    $       (944)

Common stock issued
    for cash                    1,094,057           1,094         3,499,886                -              -        3,500,980

Common stock issued
    for acquisition of
    Able Auctions
    (1991) Ltd.                 1,843,444           1,843            71,895                -              -           73,738

Common stock issued
    for services               53,750,000          53,750           (45,150)               -              -            8,600

Common stock issued
    for services                5,312,500           5,313            (4,463)               -              -              850

Return of shares to
    treasury for
    cancellation              (50,000,000)        (50,000)           50,000                -              -                -

Common stock issued
    for assets of Ross
    Auctioneers                    60,000              60           167,940                -              -          168,000

Translation adjustment                  -               -                 -           11,445              -           11,445

Loss for the year                       -               -                 -                -     (1,339,492)      (1,339,492)
                           --------------    --------------    --------------    -------------  ------------     -------------

Balance, December 31,
    1999                       18,310,001          18,310         3,740,108           11,445     (1,346,686)       2,423,177

Common stock issued
    for cash                    1,000,000           1,000         4,999,000                -              -        5,000,000

Share issuance costs                    -               -          (300,000)               -              -         (300,000)

Common stock issued
    for acquisition of
    building                      155,486             155         1,243,733                -              -        1,243,888

Common stock issued
    for acquisition of
    assets of Falcon
    Trading Inc.                   53,405              53           360,752                -              -          360,805

Common stock issued
    for acquisition of
    assets of Mesler's
    Auction House                  30,625              31           244,969                -              -          245,000

Translation adjustment                  -               -                 -            51,183             -           51,183

Loss for the period                     -               -                 -                 -    (1,219,978)      (1,219,978)
                           --------------    --------------    --------------    -------------  ------------     -------------
Balance, March 31, 2000        19,549,517     $    19,549      $ 10,288,562      $     62,628   $(2,566,664)    $  7,804,075
==============================================================================================================================




        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
THREE MONTH PERIOD ENDED MARCH 31



================================================================================

                                                                           2000             1999
------------------------------------------------------------------------------------ ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                             $    (1,219,978) $            -
    Items not affecting cash:
       Amortization of goodwill                                              14,692               -
       Depreciation and amortization                                        105,608               -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                     (272,716)              -
       Increase in inventory                                               (840,045)              -
       Increase in prepaid expenses                                          (7,883)              -
       Increase in accounts payable and accrued liabilities                 546,252               -
                                                                    ---------------  --------------
    Net cash used in operating activities                                (1,674,070)              -
                                                                    ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                              5,000,000               -
    Share issuance costs                                                   (300,000)              -
                                                                    ---------------  --------------

    Net cash provided by financing activities                             4,700,000               -
                                                                    ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets                                                       (1,563,371)              -
                                                                    ---------------  --------------
    Net cash used in investing activities                                (1,563,371)              -
                                                                    ---------------  --------------

Change in cash and cash equivalents for the period                        1,462,559               -

Effect of exchange rates on cash                                             51,183               -

Cash and cash equivalents, beginning of period                              (60,916)              -
                                                                    ---------------  --------------

Cash and cash equivalents, end of period                            $     1,452,826  $            -
==================================================================================== ================



Supplemental disclosures with respect to cash flows (Note 9)


        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Generally accepted accounting principles

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at March 31, 2000 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     Principles of consolidation

     These consolidated financial statements include the accounts of Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) and its wholly owned subsidiaries, Able Auctions (1991) Ltd. and Ableauctions.com (Washington) Inc. All significant inter-company balances and transactions have been eliminated on consolidation.

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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Capital assets and depreciation

     Capital assets are recorded at cost less accumulated depreciation. The cost of capital assets is depreciated using the declining balance method at the following rates:

         Building                                                4%
         Computer equipment                                     30%
         Computer software                                      30%
         Furniture and fixtures                                 20%
         Equipment                                              30%
         Vehicles                                               30%

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

     Goodwill

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight-line basis over a period between 10-20 years.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

     Loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.


     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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


3.   CAPITAL ASSETS

         ====================================================================================================
                                                                                       Net Book Value
                                                                            ---------------------------------
                                                               Accumulated        March 31,      December 31,
                                                      Cost    Depreciation             2000              1999
         ----------------------------------------------------------------------------------------------------
         Building                           $   1,395,000     $      1,750    $  1,393,250      $           -
         Computer equipment                     1,019,257          218,616         800,641            843,713
         Computer software                        153,553           32,917         120,636            108,984
         Furniture and fixtures                   274,897           10,200         264,697              6,784
         Land                                   2,105,000               -        2,105,000                 -
         Leasehold improvements                    55,369            2,341          53,028             14,254
         Equipment                                168,000           18,428         149,572            161,700
         Vehicles                                  47,961           13,865          34,096             35,424
                                          ---------------  --------------- ---------------     --------------
                                            $   5,219,037     $    298,117    $  4,920,920      $   1,170,859
         ====================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


4.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $94,479 (net of amortization costs of $18,900) (December 31, 1999 - $95,805) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations.

5.   BUSINESS COMBINATION

     During the year ended December 31, 1999, the Company entered into an acquisition agreement whereby the Company acquired all the outstanding shares of Able Auctions (1991) Ltd. ("Able"). The Company issued 1,843,444 of its common shares at a deemed value of $73,738 and paid $545,305 to acquire the shares of Able. The Company also paid an additional $504,695 for shareholders' loans.

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

     Goodwill is amortized on a straight-line basis over a 20 year period. During the period, the Company amortized $8,339 of goodwill, leaving a balance of $646,816 at March 31, 2000.

6.   PROMISSORY NOTE

         ==================================================================================================================
                                                                                                     2000             1999
         ------------------------------------------------------------------------------- ----------------- ----------------
         Promissory note, interest at 9% per annum, repayment at $8,569 per month including principal and interest, secured by mortgage over
             land and building, due July 24, 2028.                                       $     1,046,358   $            -

         Less:  Current portion                                                                 (102,831)               -
                                                                                         ---------------   --------------
                                                                                         $       943,527   $            -
         ==================================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


7.   CAPITAL STOCK

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

     e) On August 24, 1999, the Company completed a private placement whereby it issued 1,094,057 post consolidation units at a price of $3.20 per unit for total consideration in the amount of $3,500,980. Each unit consists of one restricted common share and half of a share purchase warrant. Each whole warrant will entitle the holder to purchase an additional restricted common share at a price of $3.20 per share until August 24, 2000 and at $4.00 per share until August 24, 2001.

     f) On October 18, 1999, the Company issued 60,000 shares at a deemed value of $168,000 for the purchase of assets of Ross Auctioneers & Appraisers Ltd.

     g) On February 25, 2000, the Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $4,700,000, net of issuance costs of $300,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 until February 25, 2001 and at a price of $6.00 until February 25, 2002.

     h) On February 29, 2000, the Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     i) On March 20, 2000, the Company issued 155,486 shares of common stock at a deemed value of $1,243,888, for the purchase of a building in Scottsdale, Arizona.

     j) On March 20, 2000, the Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


8.   STOCK OPTIONS AND WARRANTS

         The following stock options were outstanding at March 31, 2000:

        =======================================================================
                Number            Exercise
             of Shares               Price             Expiry Date
        -----------------------------------------------------------------------
               802,500             $  3.20             October 14,2004
                82,500                5.00             January 18, 2005
                30,000                8.00             February 29, 2005
                75,000                6.756            February 29, 2005
        =======================================================================


     The following warrants were outstanding at March 31, 2000:

        =======================================================================
                Number                     Exercise
             of Shares                       Price             Expiry Date
        -----------------------------------------------------------------------

               547,029                     $  3.20          August 24, 2000
                           then at            4.00          August 24, 2001
             1,000,000                        5.00          February 25, 2001
                           then at            6.00          February 25, 2002
               150,000                        8.00          March 20, 2001
        =======================================================================

9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

        ========================================================================
                                                          2000             1999
        ------------------------------------------------------- ----------------
        Cash paid for income taxes               $          -       $        -
        Cash paid for interest                         10,762                -
        ========================================================================

     The following non-cash operating, investing and financing transactions occurred during the three month period ended March 31, 2000:

     a) The Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     b) The Company issued 155,486 shares of common stock at a deemed value of $1,243,888 for the purchase of a building and land in Scottsdale, Arizona.

     c) The Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (cont'd...)

     d) The Company assumed a promissory note in the amount of $1,046,358 to the purchase of a building and land in Scottsdale, Arizona.

     There were no non-cash operating, investing and financing transactions during the three month period ended March 31, 1999.


10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the three month period ended March 31, 2000 and 1999 were $1,157,350 and $Nil respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $62,628 for the three month period ended March 31, 2000 and $Nil for the three month period ended March 31, 1999.


=================================================================== =================
                                                           Foreign       Accumulated
                                                          Currency             Other
                                                       Translation     Comprehensive
                                                        Adjustment            Income
------------------------------------------------------------------- -----------------
Balance, December 31, 1998 and March 31, 1999     $             -   $             -
                                                  ================= =================
Balance, December 31, 1999                        $         11,445  $         11,445

Current period change                                       51,183            51,183
                                                  ----------------  ----------------
Balance, March 31, 2000                           $         62,628  $         62,628
=================================================================== =================


11.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

         ==============================================================================
                                                          March 31,       December 31,
                                                               2000               1999
         -----------------------------------------------------------   ----------------
         Tax benefit relating to net operating
           loss carryforwards                       $     1,173,771    $       610,361
         Valuation allowance                             (1,173,771)          (610,361)
                                                    ---------------    ---------------
                                                    $            -     $            -
         ==============================================================================


     The Company has a net operating loss carryforward of approximately $2,500,000 which expires in the year 2006. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


12.  STOCK BASED COMPENSATION EXPENSE

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

     Following is a summary of the status of the plan during 2000 and 1999:

         =================================================================================================
                                                                                                 Weighted
                                                                                                  Average
                                                                                   Number        Exercise
                                                                                of Shares           Price
         --------------------------------------------------------------------------------- ---------------
         Outstanding at December 31, 1998 and March 31, 1999                           -   $           -
                                                                            =============  =============
         Outstanding at December 31, 1999                                         812,500  $         3.20
             Granted                                                              207,500            6.07
             Forfeited                                                            (30,000)           4.40
             Exercised                                                                 -               -
                                                                            -------------
         Outstanding at March 31, 2000                                            990,000  $         3.77
         =================================================================================================
         Weighted average fair value of options granted during the period                  $         4.58
         =================================================================================================

     Following is a summary of the status of options outstanding at March 31, 2000:

=====================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------

                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------

$  3.20                                      802,500          4.54         $  3.20           642,500        $  3.20
   5.00                                       82,500          4.80            5.00            82,500           5.00
   8.00                                       30,000          4.91            8.00                -            8.00
   6.76                                       75,000          4.91            6.76                -            6.76
=====================================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000
================================================================================


12.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation

     Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

=========================================================================== ===============
                                                                     2000            1999
--------------------------------------------------------------------------- ---------------
  Loss for the period
    As reported                                             $  (1,219,978)  $           -
                                                            =============== ===============
    Pro forma                                               $  (1,689,477)  $           -
                                                            =============== ===============
  Basic and diluted loss per share
    As reported                                             $       (0.07)  $           -
                                                            =============== ===============
    Pro forma                                               $       (0.09)  $           -
=========================================================================== ===============

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

======================================================= ===============
                                                  1999            1998
------------------------------------------------------- ---------------

Risk-free interest rate                         6.23%            -
Expected life of the options                  2 years            -
Expected volatility                              189%            -
Expected dividend yield                          -               -
======================================================= ===============


13.  SUBSEQUENT EVENT

     The following transactions occurred subsequent to March 31, 2000:

     a) The Company completed a private placement of 1,210,240 units at a price of $5.00 per unit for total proceeds of $5,234,288, net of share issuance costs of $816,912. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $6.00 until April 28, 2001.

     b) The Company has signed a Letter of Intent to acquire Ehli's Auctions for $1,250,000, which will be payable by $900,000 in cash and the balance of $350,000 by issuing shares of the Company's common stock at a deemed price of $7.00 per share. On closing, the Company will grant stock options to purchase 80,000 shares of common stock of the Company at the market price per share at the time of closing, subject to performance based vesting criteria.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Florida on September 30, 1996 under the name "J.B. Financial Services, Inc. On August 24, 1999, we acquired all of the issued and outstanding shares of Able Auctions (1991) Ltd. pursuant to a share purchase agreement with Dexton Technologies Corporation, the sole shareholder of Able Auctions (1991) at that time. We are an early stage company. Before our acquisition of Able Auctions (1991), we were a shell company with no material revenues, expenses, assets or liabilities.

On our acquisition of Able Auctions (1991), we acquired all of the assets and the auction business of Able Auctions (1991), and we undertook the process of designing, building and testing an Internet based e-commerce web site to broadcast auctions over the Internet. We launched our web site for public viewing in September 1999, and conducted our first live broadcast of an auction on our web site in January, 2000.

Our principal activity to date has been expanding our auction business through developing the business of Able Auctions (1991) and acquiring other auction businesses. During 1999, we acquired the business assets and hired the employees of Ross Auctioneers & Appraisers Ltd located in British Columbia, Canada.

During the first quarter of 2000, we acquired the business assets and hired the employee of Falcon Trading, Inc in Washington State, and we acquired Mesler's Auction House located in Arizona.

We believe that our historic spending levels are not indicative of future spending levels because we are entering a period in which we will increase spending on research and development, marketing, staffing and other general operating expenses. We also believe that the historic results of operation of Able Auctions (1991), Ross Auctioneers, Falcon Trading, and Mesler's Auction House are not indicative of future results of operations because we believe that our expenses, losses, and deficit accumulated during our development stage will increase significantly before we generate material revenues or profits from our operations.

Management's Discussion and Analysis

The information contained in this Management's Discussion and Analysis contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set out in this report

Although   management  believes  that  the  assumptions  made  and  expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this statement. Our actual results could differ materially from the results projected in the forward-looking statements as a result of our ability to:

     o    achieve the objectives of our business strategy;
     o    accelerate or defer operating expenses;
     o    achieve revenue from our operations; and
     o    hire new personnel.

The following discussion is qualified by the more complete financial information contained in our audited financial statements for the year ended December 31, 1999, contained in the our annual report on Form 10-KSB filed on April 13, 2000, and our interim financial statements for the three-month period ended March 31, 2000. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

The following discussion of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements and the related notes.

Results of Operations

Three months ended March 31, 2000 compared to the corresponding period in 1999.

We were not in operations during 1999 until we acquired Able Auctions (1991) on August 24, 1999. During the three months ended March 31, 2000, we had revenues of $1,100,127 attributable substantially to the business operations of our wholly owned Canadian subsidiary Able Auctions (1991). Operations in Washington and Arizona were acquired February 29 and March 20, 2000, respectively. Our operating expenses continue to reflect start up costs associated with our acquisitions and start up and the maintenance costs relating to our web business. During the quarter ended March 31, 2000, our expenses were $1,490,762, including accounting and legal fees of $116,013 incurred primarily in connection with regulatory filings, acquisitions and due diligence; advertising and promotion expenses of $154,288 related to promoting our auction business and web site; depreciation and amortization expenses of $120,300; investor relations, travel and corporate development expenses of $382,176 related to our financing efforts; rent and building occupancy costs which included new facilities of $209,397 and salaries and management fees of $297,676. Our net losses for the period were $1,219,978 or $0.07 per share.

We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during 2000.

In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.

Liquidity and Capital Resources

Our working capital position at March 31, 2000 was $2,474,510. Cash flow for operating activities required $1,674,070 and cash flow for investing activities required $1,563,371 relating primarily to the cash component of our acquisition in Arizona that included a large building. Net cash flow from financing activities were $4,700,000 from a private placement of $1,000,000 units at $5 per unit after deducting finance fees.

During  the  quarter   ended  March  31,  2000,   we  completed   the  following
transactions:

     On February 25, 2000, the Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $4,700,000, net of issuance costs of $300,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 until February 25, 2001 and at a price of $6.00 until February 25, 2002.

     On February 29, 2000, the Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     On March 20, 2000, the Company issued 155,486 shares of common stock at a deemed value of $1,243,888, for the purchase of a building in Scottsdale, Arizona.

     On March 20, 2000, the Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

Our operating and capital budget for the year ending December 31, 2000 is approximately $15 million, to be used primarily for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems.

Outlook

We have entered a period of rapid expansion and growth. In their independent auditor's report related to our financial statements for the year ended December 31, 1999 dated March 24, 2000, Davidson & Co. expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. In February 2000, we successfully raised $5 million and a further $6 million in April 2000 for net proceeds of $9.9 million. We anticipate we will be required to raise an additional $5 million to adequately fund our operating and capital budget for the year 2000.

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

Plan of Operation

Our plan of  operation  is based on the  operating  histories  of Able  Auctions
(1991) Ltd., Ross Auctioneers, Falcon Trading, and Mesler's Auction House; our experience in the industry; our discussions with third parties; the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating and capital budget for the next fiscal year ending December 31, 2000.

GENERATE REVENUES THROUGH AUCTIONS AND INCREASE OUR VOLUME OF SALES BY INCREASING THE NUMBER OF LIVE AUCTIONS AT OUR EXISTING LOCATIONS.

We will continue to operate auctions at our four locations in Surrey and Coquitlam, British Columbia; Redmond, Washington; and Scottsdale, Arizona. We intend to increase the number of auctions we currently hold at each of our locations to four per month beginning in summer of 2000.

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

CONTINUE   RESEARCH  AND  DEVELOPMENT  TO  IMPROVE  OUR  WEB  SITE  AND  AUCTION
BROADCASTING TECHNOLOGIES

We plan to continue our research and development efforts by improving our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend approximately $750,000 on research and development efforts during 2000.

INSTALL THE LIVE BROADCAST TECHNOLOGY AT REGIONAL AUCTION SITES

We plan to install live broadcast technology at all of our auction locations during 2000. We estimate the costs of installing broadcast equipment will be approximately $125,000 to $150,000 per location.

COMMENCE GEOGRAPHIC EXPANSION PROGRAM BY ACQUIRING OR ENTERING INTO STRATEGIC AFFILIATIONS WITH AUCTION COMPANIES

We intend to offer an Internet broadcasting service that will allow other auction houses in a variety of locations throughout North America to broadcast their auctions on our web site. We have also begun to acquire other auction companies. Our management will continue to identify possible auction companies to approach regarding acquisition by us. We expect the focus of our geographic expansion during 2000 will be in Ontario, Canada; Seattle; New York and Southern California.

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

SUMMARY OF OPERATING AND CAPITAL BUDGET

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the fiscal year ending December 31, 2000:

        Marketing                                      $    5,000,000
        Ongoing research and development                      750,000
        Expansion of inventories                            3,000,000
        Servers and operating systems                       1,250,000
        Geographic expansion                                5,000,000
                                                       ------------------
        Required Capital:                              $   15,000,000

Our operating and capital budget for the fiscal year ending December 31, 2000 is estimated to be approximately $15 million. We anticipate that our revenues from operation and our current working capital will be sufficient to finance our plan of operations through to September 2000. We will be required to raise additional capital during the second to third quarter 2000 to meet our anticipated cash needs and to fund our plan of operation through to December 31, 2000. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of our assumptions in estimating costs, certain economic factors, the timing related to development of our technology and launch of our web site and cost associated with operating our auctions.

We will be required to raise additional capital during the second quarter 2000 to meet our anticipated cash needs. If we are unable to raise additional financing on acceptable terms, we may be forced to delay the implementation of certain portions of our plan of operation, which may adversely affect our business and results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which we have no control.

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from the business operations of our wholly-owned subsidiary, Able Auctions (1991) Ltd., whose operations are conducted in British Columbia, Canada and in Canadian dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

Part II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incidental to the ordinary course of our business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our business activities, including operations and capital expenditures during the quarter have been funded through the issuance of shares of our common stock in the following transactions:

Summary of Transactions                                                 Number of Shares               Amount
                                                                                                          ($)
--------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999                                               18,310,001            3,758,418
Issued for cash at $5.00 per share(1)                                          1,000,000            4,700,000
Issued as consideration for the assets of Falcon Trading, Inc.                    53,405              360,805
Issued as partial consideration for the assets of Mesler's Auction                30,625              245,000
House of Scottsdale, LLC(2)
Issued as partial consideration for certain assets of C&C Capital                155,486            1,243,888
Investment, Inc.
                                                                        -----------------      ---------------
TOTAL, as of March 31, 2000                                                   19,549,517           10,308,111
--------------------------------------------------------------------------------------------------------------

(1) We issued units consisting of one common share and one common share purchase warrant. Each warrant is exercisable to acquire an additional common share at $5.00 until February 25, 2001 and at $6.00 until February 25, 2002. Finance fees of $300,000 were paid in connection with this financing.

(2) We also issued a common share purchase warrant entitling Mesler's to purchase 150,000 common shares at $8.00 per share until March 20, 2001.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27.1          Financial Data Schedule


     b)   Reports on Form 8-K

          Form 8-K dated April 4, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ABLEAUCTIONS.COM INC.

Date: May 15, 2000                    By:  /s/ ABDUL LADHA
                                           ---------------------------------
                                           Name:  Abdul Ladha

                                           Title: President & Chief Executive
                                                  Officer
                                                  Principal Executive Officer)


Date: May 15, 2000                    By:  /s/ N.H. (Nosh) Vellani
                                           ---------------------------------
                                           Name:  N.H. (Nosh) Vellani
                                           Title: Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule