Form 10QSB
period 2000-06-30
ABLEAUCTIONS COM INC
filed 2000-08-22
CIK 1099290

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

     For the six month period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ___________________.

                        Commission file number 000-28179

                             ABLEAUCTIONS.COM, INC.
              (Exact name of small business issuer in its charter)

          Florida                                      Not applicable
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                              7303 East Earll Drive
                               Scottsdale, Arizona
                                      85251
                    (Address of principal executive offices)

                                (602) 224-3731
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

    The number of outstanding common shares, no par value, of the Registrant at June 30, 2000 was 20,874,579

================================================================================

                             ABLEAUCTIONS.COM, INC.

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2000

                                                                                                    Page
                                                                                                    ----
Part I -  FINANCIAL INFORMATION ......................................................................1

     ITEM 1. FINANCIAL STATEMENTS ....................................................................1

             Consolidated Balance Sheets..............................................................1

             Consolidated Statements of Operations....................................................2

             Consolidated Statements of Comprehensive Loss............................................3

             Consolidated Statements of Changes in Stockholder's Equity ..............................4

             Consolidated Statements of Cash Flows....................................................5

             Notes to the Consolidated Financial Statements...........................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...............................................................16

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................22

Part II - OTHER INFORMATION .........................................................................23

     ITEM 1. LEGAL PROCEEDINGS ......................................................................23

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................23

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................................................23

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................24

     ITEM 5. OTHER INFORMATION.......................................................................24

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................24


SIGNATURES

Part I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

==============================================================================================================================
                                                                                                   June 30,     December 31,
                                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                               $     3,885,762  $            -
    Accounts receivable - trade                                                                     529,244           96,790
    Accounts receivable - other                                                                       4,446          171,015
    Inventory                                                                                     1,271,198          486,572
    Prepaid expenses                                                                                230,860           73,452
                                                                                            ---------------  ---------------
    Total current assets                                                                          5,921,510          827,829

Trademark                                                                                            10,975           12,151
Capital assets (Note 3)                                                                           5,011,665        1,170,859
Web site development costs (Note 4)                                                                 109,821           95,805
Goodwill                                                                                          2,547,182          655,155
                                                                                            ---------------  ---------------
Total assets                                                                                $    13,601,153  $     2,761,799
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness                                                                       $            -   $        60,916
    Accounts payable and accrued liabilities                                                        433,170          277,706
    Promissory note - current (Note 6)                                                                8,594               -
                                                                                            ---------------  --------------
    Total current liabilities                                                                       441,764          338,622

Promissory note (Note 6)                                                                          1,042,273               -
                                                                                            ---------------  --------------
                                                                                                  1,484,037          338,622
                                                                                            ---------------  ---------------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
          62,500,000 common shares with a par value of $0.001

       Issued and outstanding
          June 30, 2000 -20,874,579 common shares with a par value of $0.001                         20,874           18,310
          December 31, 1999 - 18,310,001 common shares with a par value of $0.001

    Additional paid-in capital                                                                   16,185,277        3,740,108
    Deficit                                                                                      (4,074,870)      (1,346,686)
    Accumulated other comprehensive income (loss)                                                   (14,165)          11,445
                                                                                            ---------------  ---------------
    Total stockholders' equity                                                                   12,117,116        2,423,177
                                                                                            ---------------  ---------------
Total liabilities and stockholders' equity                                                  $    13,601,153  $     2,761,799
==============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


==============================================================================================================================
                                                               Three Month      Three Month       Six Month        Six Month
                                                              Period Ended     Period Ended    Period Ended     Period Ended
                                                                  June 30,         June 30,        June 30,         June 30,
                                                                      2000             1999            2000             1999
------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                                   $    3,036,462   $           -   $    3,904,153   $           -
    Commissions                                                    313,816               -          546,252               -
                                                            --------------   --------------  --------------   -------------
                                                                 3,350,278               -        4,450,405               -
COST OF GOODS SOLD                                               2,673,167               -        3,487,918               -
                                                            --------------   --------------  --------------   -------------
GROSS PROFIT                                                       677,111               -          962,487               -
                                                            --------------   --------------  --------------   -------------
OPERATING EXPENSES
    Accounting and legal fees                                      108,031               -          224,044               -
    Advertising and promotion                                      190,364               -          344,652               -
    Amortization of goodwill                                        19,086               -           33,778               -
    Automobile                                                       8,014               -           23,362               -
    Bad debt (recovery)                                             12,059               -            8,363               -
    Commission                                                     101,899               -          117,952               -
    Consulting fees                                                257,510          145,000         338,764          145,000
    Depreciation and amortization                                  131,952               -          237,560               -
    Insurance                                                       33,051               -           33,051               -
    Investor relations and shareholder information                 109,815              349         376,386              349
    Licenses and permits                                            12,004               -           26,358               -
    Management fees                                                 18,657               -           20,264               -
    Office and miscellaneous                                       111,498               -          174,411               -
    Rent and utilities                                             229,727               -          415,062               -
    Repairs and maintenance                                         40,509               -           64,571               -
    Salaries and benefits                                          564,674               -          860,743               -
    Stock based compensation expense                                17,033                           17,033               -
    Telephone                                                       80,816               -          105,502               -
    Travel and entertainment                                       160,958               -          276,563               -
                                                            --------------   --------------  --------------   -------------
                                                                 2,207,657          145,349       3,698,419          145,349
                                                            --------------   --------------  --------------   --------------
Loss before other items                                         (1,530,546)        (145,349)     (2,735,932)        (145,349)
                                                            --------------   --------------  --------------   --------------
OTHER ITEMS
    Interest income                                                  8,447               -           22,890               -

    Foreign exchange (loss)                                         13,893               -          (15,142)              -
                                                            --------------   --------------  --------------   -------------
                                                                    22,340               -            7,748               -
                                                            --------------   --------------  --------------   -------------

Loss for the period                                         $   (1,508,206)  $     (145,349) $   (2,728,184)  $     (145,349)
==============================================================================================================================
Basic and diluted loss per share                            $        (0.07)  $        (0.01) $        (0.14)  $        (0.01)
==============================================================================================================================
Weighted average number of shares outstanding                   20,405,250       14,722,222      19,096,349       10,607,735
==============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)




=============================================================================================================================


                                                            Three Month      Three Month         Six Month        Six Month
                                                           Period Ended     Period Ended      Period Ended     Period Ended
                                                               June 30,         June 30,          June 30,         June 30,
                                                                   2000             1999              2000             1999
-----------------------------------------------------------------------------------------------------------------------------
    Loss for the period                                 $   (1,508,206)   $     (145,349)   $   (2,728,184)   $    (145,349)
    Other comprehensive income, net of tax:
       Foreign currency translation adjustments                (76,793)                -           (14,165)               -
                                                        --------------    --------------    --------------   -------------

    Consolidated comprehensive loss                     $   (1,584,999)   $     (145,349)   $   (2,742,349)   $    (145,349)
=============================================================================================================================

    Basic and diluted comprehensive loss per share      $        (0.08)   $        (0.01)   $        (0.14)   $       (0.01)
=============================================================================================================================

    Weighted average number of shares outstanding           20,405,250        14,722,222        19,096,349       10,607,735
=============================================================================================================================















              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================

                                                                                  Accumulated
                                         Common Stock              Additional           Other                           Total
                                     -------------------------        Paid-in   Comprehensive                   Stockholders'
                                      Shares           Amount         Capital          Income         Deficit          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           6,250,000    $     6,250     $         -    $         -     $     (7,194)   $       (944)

Common stock issued for cash         1,094,057          1,094       3,499,886              -               -        3,500,980

Common stock issued for
    acquisition of Able
 Auctions (1991) Ltd.                1,843,444          1,843          71,895              -               -           73,738

Common stock issued for
    services                        53,750,000         53,750         (45,150)             -               -            8,600

Common stock issued for
    services                         5,312,500          5,313          (4,463)             -               -              850

Return of shares to treasury
    for cancellation               (50,000,000)       (50,000)         50,000              -               -               -

Common stock issued for
    assets of Ross Auctioneers          60,000             60         167,940              -               -          168,000

Translation adjustment                      -              -               -           11,445              -           11,445

Loss for the year                           -              -               -               -       (1,339,492)     (1,339,492)
                                   ------------    ------------   -------------   -------------   -------------   -------------

Balance, December 31, 1999          18,310,001         18,310       3,740,108          11,445      (1,346,686)      2,423,177

Private placements                   2,210,240          2,210      11,048,990              -               -       11,051,200

Share issuance costs                        -              -       (1,147,670)             -               -       (1,147,670)

Common stock issued for
    acquisition of building            155,486            155       1,243,733              -               -        1,243,888

Common stock issued for
    acquisition of assets of
    Falcon Trading Inc.                 53,405             53         360,752              -               -          360,805

Common stock issued for
    acquisition of assets of
    Messler's Auction House             30,625             31         244,969              -               -          245,000

Common stock issued for
    acquisition of assets of
    Auctions West                       10,000             10          69,990              -               -           70,000

Common stock issued for
    acquisition of assets of
    Ehli Auctions                       50,000             50         349,950              -               -          350,000

Common stock issued for
    acquisition of rights to
    trade-mark                           4,822              5          34,472              -               -           34,477

Stock  based compensation               50,000             50         222,950              -               -          223,000
    expense

Translation adjustment                      -              -               -          (25,610)             -          (25,610)

Stock  based compensation                   -              -           17,033              -               -           17,033
    expense

Loss for the period                         -              -               -               -       (2,728,184)     (2,728,184)
                                   ------------    ------------   -------------   -------------   -------------   -------------

Balance, June 30, 2000              20,874,579    $    20,874    $ 16,185,277    $    (14,165)   $ (4,074,870)   $ 12,117,116
=============================== =============== ============== =============== =============== =============== ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
SIX MONTH PERIOD ENDED JUNE 30




==============================================================================================================================
                                                                              Three Month         Six Month        Six Month
                                                                             Period Ended      Period Ended     Period Ended
                                                                                 June 30,          June 30,         June 30,
                                                                                     2000              2000             1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $    (1,508,206)  $    (2,728,184) $      (145,349)
    Items not affecting cash:
       Amortization of goodwill                                                    19,086            33,778               -
       Depreciation and amortization                                              131,952           237,560               -
       Consulting fees                                                                 -                 -           145,000
       Stock based compensation expense                                            17,033            17,033               -

    Changes in non-cash working capital items:
       Increase in accounts receivable                                              6,831          (265,885)              -
       Increase in inventory                                                       55,419          (784,626)              -
       Increase in prepaid expenses                                              (149,525)         (157,408)              -
       Increase in accounts payable and accrued liabilities                      (390,788)          155,464              349
                                                                          ---------------   ---------------  ---------------
    Net cash used in operating activities                                      (1,818,198)       (3,492,268)              -
                                                                          ---------------   ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                    6,274,200        11,274,200               -
    Share issuance costs                                                         (847,670)       (1,147,670)              -
                                                                          ---------------   ---------------  --------------
    Net cash provided by financing activities                                   5,426,530        10,126,530               -
                                                                          ---------------   ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets                                                               (226,353)       (1,789,724)              -
    Web site development costs                                                    (23,470)          (23,470)              -
    Acquisition of investment                                                    (900,000)         (900,000)              -
                                                                          ---------------   ---------------  --------------
    Net cash used in investing activities                                      (1,149,823)       (2,713,194)              -
                                                                          ---------------   ---------------  --------------

Change in cash and cash equivalents for the period                              2,458,509         3,921,068               -

Effect of exchange rates on cash                                                  (25,573)           25,610               -

Cash and cash equivalents, beginning of period                                  1,452,826           (60,916)              -
                                                                          ---------------   ---------------  --------------

Cash and cash equivalents, end of period                                  $     3,885,762   $     3,885,762  $            -
==============================================================================================================================


Supplemental disclosures with respect to cash flows (Note 9)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Generally accepted accounting principles

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at June 30, 2000 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Goodwill

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight-line basis over periods of 10-20 years.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.   CAPITAL ASSETS


     ================================================================================================
                                                                              Net Book Value
                                                                     --------------------------------
                                                         Accumulated         June 30,    December 31,
                                               Cost     Depreciation             2000            1999
     -------------------------------------------------------------------------------------------------
     Building                       $     1,395,000 $        18,600  $     1,376,400  $            -
     Computer equipment                   1,004,422         272,976          731,446          843,713
     Computer software                      150,317          11,274          139,043          108,984
     Furniture and fixtures                 285,373          26,096          259,277            6,784
     Land                                 2,105,000              -         2,105,000               -
     Leasehold improvements                 240,529           8,349          232,180           14,254
     Equipment                              168,000          30,556          137,444          161,700
     Vehicles                                46,951          16,076           30,875           35,424
                                    --------------- ---------------  ---------------  ---------------
                                    $     5,395,592 $       383,927  $     5,011,665        1,170,859
     ================================================================================================

4.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $109,821 (net of amortization costs of $24,638) (December 31, 1999 - $95,805) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations.

5.   BUSINESS COMBINATION

     During the year ended December 31, 1999, the Company entered into an acquisition agreement whereby the Company acquired of all the outstanding shares of Able Auctions (1991) Ltd. ("Able"). The Company issued 1,843,444 of its common shares at a deemed value of $73,738 and paid $545,305 to acquire the shares of Able. The Company also paid an additional $504,695 for shareholders' loans.

     The total purchase price of $1,123,738 has been allocated as follows:

      Cash                                                         $    347,474
      Accounts receivable                                               140,982
      Inventory                                                         215,194
      Prepaid expenses                                                   36,114
      Capital assets                                                    780,551
      Goodwill                                                          667,127
      Accounts payable and accrued liabilities                         (136,863)
      Loan payable                                                     (878,377)
      Obligation under capital lease                                    (48,464)
                                                                  -------------
                                                                   $  1,123,738

     Goodwill is amortized on a straight-line basis over a 20 year period. During the period, the Company amortized $16,678 of goodwill, leaving a balance of $638,477 at June 30, 2000.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


6.   PROMISSORY NOTE

     ==================================================================================================================
                                                                                             June 30,     December 31,
                                                                                                 2000             1999
     ------------------------------------------------------------------------------------------------------------------
     Promissory  note,  interest  at 9% per annum,  repayment  at $8,569 per month including principal and interest, secured by mortgage over
         land and building, due July 24, 2028.                                       $     1,050,867   $            -

     Less:  Current portion                                                                    8,594                -
                                                                                     ---------------   --------------
                                                                                     $     1,042,273   $            -
     ==================================================================================================================


7.   CAPITAL STOCK

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

     g) On March 25, 2000, the Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $4,700,000, net of issuance costs of $300,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 until March 25, 2001 and at a price of $6.00 until March 25, 2002.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


7.   CAPITAL STOCK (cont'd.....)

     h) On March 29, 2000, the Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     i) On March 20, 2000, the Company issued 155,486 shares of common stock at a deemed value of $1,243,888, for the purchase of a building in Scottsdale, Arizona.

     j) On March 20, 2000, the Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House, and a non-transferable warrant entitling the holder to purchase 150,000 shares of common stock at a price of $8.00 until March 20, 2001.

     k) On April 21, 2000, the Company paid cash of $31,493 and issued 4,822 shares of common stock at a deemed value of $34,477 to acquire rights to a trademark from Simon Fraser University.

     l) On May 2, 2000, the Company completed a private placement of 1,210,240 units at a price of $5.00 per unit for total proceeds of $5,203,440, net of issuance costs of $847,670. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $6.00 until May 2, 2001.

     m) On May 23, 2000, the Company issued 10,000 shares of common stock at a deemed value of $70,000 to purchase the assets of Auctions West.

     n) On May 25, 2000, the Company paid cash of $900,000 and issued 50,000 shares of common stock at a deemed value of $350,000 to purchase the assets of Ehli's Commercial/Industrial Auctions Inc.

     o) During the six month period ended June 30, 2000, stock options totaling 50,000 shares of common stock were exercised for proceeds of $223,000.

8.   STOCK OPTIONS AND WARRANTS

     The following stock options were outstanding at June 30, 2000:

        ===================================================================
            Number               Exercise
            of Shares               Price              Expiry Date
        -------------------------------------------------------------------
             787,500             $  3.20              October 14,2004
              47,500                5.00              January 18, 2005
              30,000                8.00              February 28, 2005
              75,000                6.76              February 28, 2005
              50,000                7.15              May 15, 2005
              35,000                6.53              May 16, 2005
              80,000                6.53              May 16, 2010
        ===================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


8.   STOCK OPTIONS AND WARRANTS (cont'd.....)

     The following warrants were outstanding at June 30, 2000:

        ===================================================================
            Number               Exercise
            of Shares               Price              Expiry Date
        -------------------------------------------------------------------

            547,029               $  3.20             August 24, 2000
                        then at      4.00             August 24, 2001
          1,000,000                  5.00             March 25, 2001
                        then at      6.00             March 25, 2002
            150,000                  8.00             March 20, 2001
          1,210,240                  6.00             April 28, 2001
        ===================================================================


9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     ========================================================================

                                                   June 30,     December 31,
                                                       2000             1999
     ------------------------------------------------------------------------

     Cash paid for income taxes              $          -       $         -
     Cash paid for interest                         35,294                -
     ========================================================================

     The following non-cash operating, investing and financing transactions occurred during the six month period ended June 30, 2000:

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

     d) The Company assumed a promissory note in the amount of $1,046,358 for the purchase of a building and land in Scottsdale, Arizona.

     e) On May 23, 2000, the Company issued 10,000 shares of common stock at a deemed value of $70,000 to purchase the assets of Auctions West.

     f)   On May 25, 2000, the Company issued 50,000 shares of common stock at a
          deemed   value  of  $350,000   to   purchase   the  assets  of  Ehli's
          Commercial/Industrial Auctions Inc.

     g) On April 21, 2000, the Company issued 4,822 shares of common stock at a deemed value of $34,477 to acquire rights to a trademark from Simon Fraser University.

     Therewere no non-cash operating, investing and financing transactions during the six month period ended June 30, 1999.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the six month periods ended June 30, 2000 and 1999 were $2,725,316 and $145,349, respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $(14,165) for the six month period ended June 30, 2000 and $Nil for the six month period ended June 30, 1999.

     ================================================================================================
                                                                           Foreign       Accumulated
                                                                          Currency             Other
                                                                       Translation     Comprehensive
                                                                        Adjustment            Income
     ------------------------------------------------------------------------------------------------
     Balance, December 31, 1998 and June 30, 1999                 $             -   $             -
                                                                  ================= =================
     Balance, December 31, 1999                                   $         11,445  $         11,445

     Current period change                                                 (25,610)          (25,610)
                                                                  ----------------  ----------------
     Balance, June 30, 2000                                       $        (14,165) $        (14,165)
     ================================================================================================

11.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     =================================================================================================
                                                                            June 30,         June 30,
                                                                                2000             1999
     -------------------------------------------------------------------------------------------------
     Tax benefit relating to net operating loss carryforwards        $     1,385,456  $       610,361
     Valuation allowance                                                  (1,385,456)        (610,361)
                                                                     ---------------  ---------------
                                                                     $            -   $            -
     =================================================================================================


12.  DUE TO RELATED PARTIES

     During the six month period ended June 30, 2000, the Company paid $27,474 in consulting fees to a company controlled by a director.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


13.  STOCK BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. There were compensation costs of $246,950 incurred based on options granted in 2000. These costs will be recognized over a period of three years, which is the average vesting period of options.

     During the six month period ended June 30, 2000, stock based compensation expense of $17,033 was accrued.

     Following is a summary of the status of the plan during 2000 and 1999:

     ===================================================================================================
                                                                                               Weighted
                                                                                                Average
                                                                                 Number        Exercise
                                                                              of Shares           Price
     ---------------------------------------------------------------------------------------------------
     Outstanding at December 31, 1998 and June 30, 1999                               -     $         -
                                                                          =============    =============
     Outstanding at December 31, 1999                                           812,500     $      3.20
                                                                          -------------
         Granted                                                                372,500            6.35
         Forfeited                                                              (30,000)           4.40
         Exercised                                                              (50,000)           4.46
                                                                          -------------
                                                                                      -
                                                                                292,500
                                                                          -------------
     Outstanding at June 30, 2000                                             1,105,000     $      4.17
     ===================================================================================================
     Weighted average fair value of options granted during the period                       $      5.05
     ===================================================================================================


     Following is a summary of the status of options outstanding at June 30, 2000:

        ======================================================================================================
                                               Outstanding Options                      Exercisable Options
                                      ------------------------------------         ---------------------------
                                                    Weighted
                                                     Average      Weighted                           Weighted
                                                   Remaining       Average                            Average
                                                 Contractual      Exercise                           Exercise
        Exercise Price                 Number           Life         Price             Number           Price
        ------------------------------------------------------------------------------------------------------
        $   3.20                      787,500          4.29         $  3.20           654,166        $  3.20
            5.00                       47,500          4.55            5.00            47,500           5.00
            8.00                       30,000          4.66            8.00                -            8.00
            6.76                       75,000          4.66            6.76                -            6.76
            7.15                       50,000          4.87            7.15                -            7.15
            6.53                       35,000          4.88            6.53                -            6.53
            6.53                       80,000          9.88            6.53                -            6.53
        ======================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


13.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation

     Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

     =============================================================================================================
                                                 Three Month      Three Month         Six Month        Six Month
                                                Period Ended     Period Ended      Period Ended     Period Ended
                                                    June 30,         June 30,          June 30,         June 30,
                                                        2000             1999              2000             1999
     -------------------------------------------------------- ----------------- ---------------- -----------------
     Loss for the period
         As reported                         $    (1,508,206) $      (145,349)  $    (2,728,184) $      (145,349)
                                             ================ ================= ================ =================
         Pro forma                           $    (1,675,644) $      (145,349)  $    (2,895,622) $      (145,349)
                                             ================ ================= ================ =================
     Basic and diluted loss per share
         As reported                         $         (0.07) $         (0.01)  $         (0.14) $         (0.01)
                                             ================ ================= ================ =================
         Pro forma                           $         (0.08) $         (0.01)  $         (0.15) $         (0.01)
     =============================================================================================================


     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

        ======================================================================
                                                            2000         1999
        ----------------------------------------------------------------------
        Risk-free interest rate                           6.54%           -
        Expected life of the options                    2 years           -
        Expected volatility                             221.73%           -
        Expected dividend yield                            -              -
        ======================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing a new business strategy; the Company's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Company's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Company's dependence on key personnel; the Company's dependence on marketing relationships with auction houses and third party suppliers; the Company's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The Company's management has included projections and estimates in this annual report, which are based primarily on management's assessment of the Company's results of operations, discussions and negotiations with third parties, management's experience and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.

     "We", "our", "us" and the "Company" refer to Ableauctions.com, Inc.

Overview

We were incorporated in the State of Florida on September 30, 1996 under the name "J.B. Financial Services, Inc."

On August 24, 1999, we acquired all of the issued and outstanding shares of Able Auctions (1991) Ltd. pursuant to a share purchase agreement with Dexton Technologies Corporation, the sole shareholder of Able Auctions (1991) at that time.

Upon our acquisition of Able Auctions (1991), we undertook the business of conducting auctions and the process of designing, building and testing an Internet based e-commerce web site to broadcast auctions over the Internet. We conducted our first live broadcast of an auction on our web site in January
2000. We currently broadcast approximately 20% of our auctions over the Internet.

We are an early stage company. Our principal activity during 1999 was to acquire all the issued and outstanding shares of Able Auctions (1991) Ltd. and the business assets and employees of Ross Auctioneers & Appraisers Ltd., both in British Columbia, Canada. During 2000, we began to expand our auction business by acquiring other brick-and-mortar auction companies. In the first quarter of 2000, we acquired the assets of Falcon Trading, a regional auction company located in Redmond, Washington, and the assets of Mesler's Auction House, an auction house located in Scottsdale, Arizona. We also acquired related real estate and a 50,000 square foot building from an affiliate of Mesler's. In the second quarter, we acquired all of the issued and outstanding shares of Ehli's Commercial/Industrial Auctions, Inc. in Washington State and acquired the business assets and hired the employees of Auctions West in British Columbia, Canada.

Subsequent to June 30, 2000, we acquired Johnston's Surplus Office Systems Ltd., a liquidator of office systems in British Columbia with annual sales of approximately $2 million in 1999.

Our Business

We are engaged in the business of auctioning a broad range of merchandise and equipment through our "brick-and-mortar" auction houses, over the Internet and by broadcasting some of our live auctions on our web site at www.ableauctions.com. We operate our business through our wholly owned subsidiaries, Able Auctions (1991) Ltd. and Johnston's Surplus Office Systems Ltd. in Canada, and Ableauctions.com (Washington), Inc. and Ehli's Commercial/Industrial Auctions, Inc. in the United States.

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

Plan of Operation

Our plan of operation is based on the operating history of our subsidiaries, our experience in the industry, our discussions with third parties and the decisions of our management. Set out below is a summary of our plan of operation and operating and capital budget for the next two quarters of our fiscal year ending December 31, 2000.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations.

We will  continue  to  operate  auctions  at our six  locations  in  Surrey  and
Coquitlam,   British  Columbia;  Redmond  and  Tacoma,  Washington;  San  Mateo,
California; and Scottsdale, Arizona. We intend to increase the number of auctions we currently hold from one to two per month to four per month at each auction house. We expect to increase the frequency of our auctions during the second half of 2000.

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

We are in the process of further refining the technologies related to broadcasting live auctions on our web site. Visitors to our web site may also purchase items from our Retail Store and bid on items in our Silent Auction.

Initially, we intend to host live auctions alternating between our locations in British Columbia, Washington, and Arizona. We increase the number of auctions we broadcast over the Internet if we acquire additional auction locations or if we develop strategic affiliations with other auction houses to broadcast their auctions.

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

We plan to continue our research and development efforts by improving our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We budgeted $750,000 for research and development efforts during fiscal 2000. During the first six months of 2000, we spent approximately $500,000 on research and development.

Install the live broadcast technology at regional auction sites

We plan to install live broadcast technology at all of our auction locations. We estimate the costs of installing broadcast equipment will be approximately $125,000 to $150,000 per location.

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of auction companies in a variety of locations throughout North America. We have acquired auction and liquidation companies in Washington State, Arizona and British Columbia. We are negotiating to acquire auction houses in Boise, Idaho, Seattle, Washington and British Columbia, Canada. We anticipate that we will acquire these auction houses during the third or fourth quarter of 2000, provided adequate financing is available. Our management will continue to identify possible auction companies to approach regarding acquisition by us or potential strategic relationships. There can be no assurance that such financing will be available or that we will complete the proposed acquisitions as anticipated.

Hire additional key personnel

At June 30, 2000, we employed 98 personnel, including 65 auctioneers and auction personnel, 12 personnel that provide software development services, 5 management personnel and 16 administrative personnel.

We plan to hire personnel and employ consultants with Internet e-commerce experience to complement our current management who are experienced in the auction industry. We anticipate adding up to 15 new employees with auctioneer, e-commerce, software development, and/or software maintenance experience during the second half of 2000.

Summary of Operating and Capital Budget

Our operating and capital budget for the second half of our fiscal year ending December 31, 2000 is estimated to be approximately $12 million, including $5.5 million related to completing the acquisition of auction houses located in Boise, Idaho, Seattle, Washington and British Columbia, Canada. We will require approximately $8 million in additional financing to complete these acquisitions. If we do not complete the acquisitions, we anticipate that we currently have sufficient working capital to finance our plan of operations through to September 2000. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of our assumptions in estimating costs, certain economic factors, the timing related to development of our technology and launch of our web site and cost associated with operating our auctions.

Management's Discussion and Analysis

The following discussion on our results of operations should be read in conjunction with our unaudited interim consolidated financial statements and the related notes for the three months ended June 30, 2000. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Three months ended June 30, 2000 compared to the corresponding period in 1999.

Revenues.  We were not in operations during 1999 until we acquired Able Auctions
(1991) Ltd on August 24, 1999. During the three months ended June 30, 2000, we had revenues of $3,350,278, including $3,036,462 from the sale of goods and $313,816 from commissions generated from the sale of consigned merchandise. We anticipate that revenues will increase during the third quarter of 2000, as a result of realizing a full quarter of revenues from the operations of Ehli's Commercial/Industrial Auctions, Inc. and Auctions West, and of our recent acquisition of Johnston's Surplus Office Systems Ltd., which occurred in July 2000.

Sales of goods consisted of 90.63% of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisition, growth strategy and the start up and maintenance costs relating to our Web business. Operating expenses were $2,207,657 for the quarter ended June 30, 2000.

Personnel and consulting expenses related to salaries and benefits ($564,674), consulting fees ($257,510), management fees ($18,657) and stock based compensation ($17,033) accounted for $857,874 or 38.86% of our operating expenses for the three-month period ended June 30, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for the auction houses we have or plan to acquire, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Ehli's Commercial/Industrial Auctions, Inc., Auctions West and Johnston's Surplus Office Systems Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

During for the three month period ended June 30, 2000, advertising and promotion expenses of $190,364 consisted of 8.62% of our operating expenses. We anticipate promotion expenses will increase during the third quarter of 2000 as we increase promotional and marketing efforts to promote our auction houses and the number of auctions will increase.

General overhead expenses related to rent and utilities ($229,727), telephone ($80,816), travel ($160,958), repairs and maintenance ($40,509), automotive ($8,014), insurance ($33,051) and office expenses ($111,498) totalled $664,573 or 30.01% of our total operating expenses and 19.84% of our total revenue. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001 as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

Professional fees of $108,031 during the three month period ended June 30, 2000 consisted of legal and accounting expenses related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our listing application for the American Stock Exchange and professional fees associated with our acquisitions and financings. Professional fees are expected to remain steady in the third quarter ending September 30, 2000.

Depreciation and amortization expense was $151,038 for the three month period ended June 30, 2000.

Gross Profit. Cost of goods sold were $2,673,167 for the three month period ended June 30, 2000. Gross profits were $677,111 or 20.21%. We believe that gross profits will increase in the third quarter ending September 30, 2000, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buy outs, which typically result in higher gross profit margins.

Net Loss. We had a net loss of $1,508,206 or $0.07 per share for the quarter ended June 30, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during 2000.

Six months ended June 30, 2000 compared to the corresponding period in 1999.

Revenues. During the six month period ended June 30, 2000, we had revenues of $4,450,405, including $3,904,153 from the sale of goods and $546,252 from commissions generated from the sale of consigned merchandise. We anticipate that revenues will increase during the third quarter of 2000, as a result of realizing a full quarter of revenues from the operations of Ehli's
Commercial/Industrial Auctions, Inc. and Auctions West, and of our recent acquisition of Johnston's Surplus Office Systems Ltd., which occurred in July 2000.

Sales of goods consisted of 87.73% of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisition, growth strategy and the start up and maintenance costs relating to our Web business. Operating expenses were $3,698,419 for the six month period ended June 30, 2000.

Personnel and consulting expenses related to salaries and benefits ($860,743), consulting fees ($338,764), management fees ($20,264) and stock based compensation ($17,033) accounted for $1,236,804 or 33.44% of our operating expenses for the six month period ended June 30, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for the auction houses we have or plan to acquire, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Ehli's Commercial/Industrial Auctions, Inc., Auctions West and Johnston's Surplus Office Systems Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

During for the six month period ended June 30, 2000, advertising and promotion expenses of $344,652 consisted of 9.32% of our operating expenses. We anticipate promotion expenses will increase during the third and fourth quarters of 2000 as we increase promotional and marketing efforts to promote our auction houses and the number of auctions will increase.

General overhead expenses related to rent and utilities ($415,062), telephone ($105,502), travel ($276,563), repairs and maintenance ($64,571), automotive ($23,362), insurance ($33,051) and office expenses ($174,411) totalled $1,092,522 or 29.54% of our total operating expenses during the six month period ended June 30, 2000. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

Professional fees of $224,044 during the six month period ended June 30, 2000, consisted of legal and accounting expenses related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our listing application for the American Stock Exchange and professional fees associated with our acquisitions and financings. Professional fees are expected to remain steady in the third quarter ending September 30, 2000.

Depreciation and amortization expense was $271,338 for the six month period ended June 30, 2000.

Gross Profit. Cost of goods sold were $3,487,918 for the six month period ended June 30, 2000. Gross profits were $962,487 or 21.63%. We believe that gross profits will increase in the third quarter ending September 30, 2000, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buy outs, which typically result in higher gross profit margins.

Net Loss. We had a net loss of $2,728,184 or $0.14 per share for the six month period ended June 30, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during 2000.

In addition, we anticipate that our general and administrative expenses may also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.

Liquidity and Capital Resources

Our working capital position at June 30, 2000 was $5,479,746. We had cash and cash equivalents of $3,885,762; accounts receivables of $533,690; inventory of $1,271,198; and prepaid expenses of $230,860 at June 30, 2000. We anticipate that trade accounts receivables and inventory may increase during the third and fourth quarters of 2000 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow for operating activities required $3,492,268 during the six month period ended June 30, 2000. We anticipate that we will continue to use cash for operating activities of approximately $600,000 per month through the remainder of 2000. This amount may increase substantially if we complete additional acquisitions during the third and fourth quarters of 2000, and may continue to increase until we are able to generate positive cash flow from our business.

Cash flow for investing activities required $2,713,194, relating primarily to the cash component of our acquisition of Mesler's in Arizona that included an acquisition of a large building. Cash flow for investing is expected to increase in the third and fourth quarters as a result of our planned acquisitions of addition auction and liquidation businesses.

Net cash flow from financing activities were $10,126,530 from a private placement of 2,210,240 units at $5 per unit, after deducting finance fees.

Our operating and capital budget for the second half of the year ending December 31, 2000 is approximately $12 million, to be used primarily for working capital and for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems.

Outlook

We have entered a period of rapid expansion and growth. In their independent auditor's report dated March 24, 2000, Davidson & Company, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. In February 2000, we successfully raised $5 million and a further $6 million in April 2000 for net proceeds of $10.1 million. We anticipate we will be required to raise an additional $8 million to adequately fund our entire operating and capital budget for the year 2000. See "Summary of Operating and Capital Budget."

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

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, timing of our web site launch, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry. See "Plan of Operation" and "Summary of Operating and Capital Budget."

Subsequent Events

On June 29, 2000, the Company's Common Stock began trading on the American Stock Exchange under the symbol "AAC".

On July 31, 2000, the Company acquired Johnston's Surplus Office Systems Ltd., a company incorporated under the laws of British Columbia, for the following consideration:

     (a)  $500,000 in cash; and

     (b)  68,182 shares of common stock.

The shares were issued to non-U.S. Persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

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

ITEM 2. CHANGES IN SECURITIES

     a)   Sales of Unregistered Securities

During the three month period ended June 30, 2000, the Company completed the following sales of unregistered securities:

     On April 21, 2000, the Company issued 4,822 shares of common stock to Simon Fraser University to acquire rights to certain trademarks. The shares were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     On May 2, 2000, the Company completed a private placement of 1,210,240 units at a price of $5.00 per unit for total proceeds of $5,203,440, net of issuance costs of $847,670. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $6.00 until May 2, 2001. The units were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     On May 23, 2000, the Company issued 10,000 shares of common stock to Robert Kavanagh, a non-U.S. Person as partial consideration in the acquisition of the assets of Auctions West Sales Corporation. All offers and sales took place outside of the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     On May 25, 2000, the Company issued 50,000 shares of common stock to purchase the shares of Ehli's Commercial/Industrial Auctions Inc. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit
          Number           Description
          ------           -----------
           27.1            Financial Data Schedule


     b)   Reports on Form 8-K

Form 8-K filed on April 4, 2000 in connection with the Company's acquisition of Mesler's Auction House of Scottsdale, LLC.

Form 8-K filed on June 9, 2000 in connection with the Company's acquisition of Ehli's Commercial/Industrial Auctions, Inc.

Form 8-K/A filed on August 10, 2000 in connection with the Company's acquisition
of  Ehli's   Commercial/Industrial   Auctions,  Inc.  containing  the  following
financial statements:

     Audited Financial Statements of Ehli's Commercial/Industrial Auctions, Inc. Together With Auditors' Report as at December 31, 1999.

            Auditors' Report
            Balance Sheet
            Statements of Operations
            Statement of Changes in Stockholders' Equity
            Statement of Cash Flows
            Notes to Financial Statements

     Unaudited Financial Statements of Ehli's Commercial/Industrial Auctions, Inc. dated March 31, 2000.

            Balance Sheet
            Statements of Operations
            Statement of Changes in Stockholders' Equity
            Statement of Cash Flows
            Notes to Financial Statements

     Pro Forma Financial Information.

     Unaudited Pro Forma Consolidated Financial Statements of Ableauctions.com, Inc. and Ehli's Commercial/Industrial Auctions, Inc. dated March 31, 2000.

            Pro Forma Consolidated Balance Sheet
            Pro Forma Consolidated Statements of Operations
            Pro Forma Consolidated Statement of Stockholders' Equity Pro Forma Consolidated Statement of Cash Flows
            Notes to Pro Forma Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ABLEAUCTIONS.COM, INC.

Date: August 22, 2000              By:   /s/ Abdul Ladha
                                         --------------------------------------
                                   Name: Abdul Ladha

                                   Title: President & Chief Executive Officer
                                          (Principal Executive Officer)

                                 EXHIBIT INDEX

          Exhibit
          Number           Description
          ------           -----------
           27.1            Financial Data Schedule