Form 10QSB
period 2000-09-30
ABLEAUCTIONS COM INC
filed 2000-11-15
CIK 1099290

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

     For the six month period ended September 30, 2000

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

    The number of outstanding common shares, no par value, of the Registrant at September 30, 2000 was 20,976,661

================================================================================

                             ABLEAUCTIONS.COM, INC.

                            INDEX TO THE FORM 10-QSB
                For the quarterly period ended September 30, 2000

                                                                                                    Page
                                                                                                    ----
Part I -  FINANCIAL INFORMATION ......................................................................1

     ITEM 1. FINANCIAL STATEMENTS ....................................................................1

             Consolidated Balance Statements..........................................................1

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

             Consolidated Statements of Comprehensive Loss............................................3

             Consolidated Statements of Changes in Stockholder's Equity ..............................4

             Consolidated Statements of Cash Flows....................................................5

             Notes to the Consolidated Financial Statements...........................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...............................................................19

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................25

     ITEM 4. SUBSEQUENT EVENTS.......................................................................26

Part II - OTHER INFORMATION .........................................................................27

     ITEM 1. LEGAL PROCEEDINGS ......................................................................27

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................27

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................................................27

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................27

     ITEM 5. OTHER INFORMATION.......................................................................27

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................27

SIGNATURES...........................................................................................28

Part I - Financial Information


ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED BALANCE STATEMENTS
(Unaudited)
================================================================================


                                                                                September 30,     December 31,
                                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                 $     1,636,688  $            -
    Accounts receivable - trade                                                     2,016,517           96,790
    Accounts receivable - other                                                        70,323          171,015
    Inventory                                                                       1,574,905          486,572
    Prepaid expenses                                                                  249,857           73,452
                                                                              ---------------  ---------------
    Total current assets                                                            5,548,290          827,829

Trademark                                                                              10,603           12,151
Capital assets (Note 3)                                                             5,042,821        1,170,859
Web site development costs (Note 4)                                                    84,952           95,805
Goodwill                                                                            3,247,730          655,155
                                                                              ---------------  ---------------
Total assets                                                                  $    13,934,396  $     2,761,799
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness                                                         $                $        60,916
    Accounts payable and accrued liabilities                                        1,503,717          277,706
    Promissory note - current (Note 6)                                                  9,377               -
                                                                              ---------------  --------------
    Total current liabilities                                                       1,513,094          338,622

Promissory note (Note 6)                                                            1,039,605               -
                                                                                    ---------  --------------
                                                                                    2,552,699          338,622
                                                                                    ---------  ---------------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
          62,500,000 common shares with a par value of $0.001

       Issued and outstanding
          September 30, 2000 -20,976,661 common shares
            with a par value of $0.001                                                 20,976            18,310
          December 31, 1999 - 18,310,001 common shares
            with a par value of $0.001

    Additional paid-in capital                                                     16,902,218         3,740,108
    Deficit                                                                       (5,541,498)       (1,346,686)
    Accumulated other comprehensive income (loss)                                           1           11,445
                                                                              ---------------  ---------------
    Total stockholders' equity                                                     11,381,697        2,423,177
                                                                              ---------------  ---------------

Total liabilities and stockholders' equity                                    $    13,934,396  $     2,761,799
================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================


                                                         Three Month      Three Month      Nine Month       Nine Month
                                                        Period Ended     Period Ended    Period Ended     Period Ended
                                                       September 30,    September 30,   September 30,    September 30,
                                                                2000             1999            2000             1999
-----------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                              $  4,826,247     $   207,936     $  8,730,400       $  207,936
    Commissions                                             466,931                        1,013,183
                                                        ------------     ------------     ------------     ------------

                                                          5,293,178         207,936        9,743,583          207,936
COST OF GOODS SOLD                                        4,139,607         139,998        7,627,525          139,998
                                                        ------------     ------------     ------------     ------------
GROSS PROFIT                                              1,153,571          67,938        2,116,058           67,938
                                                        ------------     ------------     ------------     ------------
OPERATING EXPENSES
    Accounting and legal fees                               113,586               0          337,630                0
    Advertising and promotion                               337,254           9,644          681,906            9,644
    Amortization of goodwill                                 38,573               0           72,351                0
     Automobile                                              21,755             652           45,117              652
    Bad debt (recovery)                                      40,409               0           48,772                0
    Commission                                               91,539               0          209,491                0
    Consulting fees                                          34,710          60,244          373,474           69,694
    Depreciation                                             176,888              0          414,448                0
    Insurance                                                42,455           2,622           75,506            2,622
     Investor relations and shareholder information          19,101           4,880          395,487            5,229
    Licenses and permits                                     18,147               0           44,505                0
    Management fees                                          (4,361)        241,926           15,903          241,926
    Office and miscellaneous                                122,705          22,976          297,116           22,976
    Rent and utilities                                      198,978          17,356          614,040           17,356
    Repairs and maintenance                                  68,755           1,814          133,326            1,814
    Salaries and benefits                                 1,061,554          51,621        1,922,297           51,621
    Stock based compensation expense                         17,033               0           34,066                0
    Telephone                                                61,096           3,246          166,598            3,246
    Travel and entertainment                                132,419         106,175          408,982          106,175
                                                        ------------     ------------     ------------     ------------
                                                          2,592,596         523,156        6,291,015          532,955
                                                        ------------     ------------     ------------     ------------
Loss before other items                                  (1,439,025)       (455,218)      (4,174,957)        (465,017)
                                                        ------------     ------------     ------------     ------------
OTHER ITEMS
    Interest income                                          31,927         (11,115)           54,817         (11,115)
    Foreign exchange loss                                   (59,530)        (18,292)         (74,672)         (18,292)
                                                        ------------     ------------     ------------     ------------
                                                            (27,603)        (29,407)         (19,855)         (29,407)
                                                        ------------     ------------     ------------     ------------
Loss for the period                                    $ (1,466,628)    $  (425,811)    $  (4,194,812)     $  (435,610)
=======================================================================================================================
Basic and diluted loss per share                       $       (.07)    $      (.03)    $        (.22)     $      (.03)
=======================================================================================================================
Weighted average number of shares outstanding            20,939,952       16,525,816      19,420,250       12,547,390
=======================================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
================================================================================



===========================================================================================================================

                                                            Three Month      Three Month        Nine Month       Nine Month
                                                           Period Ended     Period Ended      Period Ended     Period Ended
                                                          September 30,    September 30,     September 30,    September 30,
                                                                   2000             1999              2000             1999
----------------------------------------------------------------------------------------------------------------------------

Loss for the period                                        $ (1,466,628)    $   (425,811)    $  (4,194,812)    $ (435,610)
Other comprehensive income, net of tax:
Foreign currency translation adjustments                         14,166           20,205                 1          20,205

    Consolidated comprehensive loss                        $ (1,452,462)    $   (405,606)    $  (4,194,811)     $ (415,405)
===========================================================================================================================


Basic and diluted comprehensive loss per share             $       (.07)    $       (.03)     $       (.22)      $    (.03)
===========================================================================================================================


Weighted average number of shares outstanding                20,939,952       16,525,816        19,420,250      12,547,390
===========================================================================================================================











        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
================================================================================


================================================================================================================================
                                                                                   Accumulated
                                            Common Stock           Additional           Other                           Total
                                    ---------------------------       Paid-in   Comprehensive                   Stockholders'
                                        Shares         Amount         Capital          Income         Deficit          Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          6,250,000      $    6,250     $         -      $       -      $    (7,194)   $        (944)

Common stock issued for cash        1,094,057           1,094       3,499,886              -                -        3,500,980
Common stock issued for
    acquisition of Able
 Auctions (1991) Ltd.               1,843,444           1,843          71,895              -                -           73,738
Common stock issued for
    Services                       53,750,000          53,750         (45,150)             -                -            8,600
Common stock issued for
    Services                        5,312,500           5,313          (4,463)             -                -              850
Return of shares to treasury
    For cancellation              (50,000,000)        (50,000)         50,000              -                -                -
Common stock issued for
    assets of Ross Auctioneers         60,000              60         167,940              -                -          168,000

Translation adjustment                      -               -               -         11,445                -           11,445

Loss for the year                           -               -               -              -       (1,339,492)      (1,339,492)
                                  ------------    ------------    ------------    ------------    -------------    -------------

Balance, December 31, 1999         18,310,001          18,310       3,740,108         11,445       (1,346,686)       2,423,177

Private placements                  2,210,240           2,210      11,048,990              -                -       11,051,200

Share issuance costs                        -               -      (1,147,670)             -                -       (1,147,670)

Common stock issued for
    acquisition of building           155,486             155       1,243,733              -                -        1,243,888
Common stock issued for
    acquisition of assets of
    Falcon Trading Inc.                53,405              53         360,752              -                -          360,805
Common stock issued for
    acquisition of assets of
    Mesler's Auction House             30,625              31         244,969              -                -          245,000
Common stock issued for
    acquisition of assets of
    Auctions West                      10,000              10          69,990              -                -           70,000
Common stock issued for
    acquisition of assets of
    Ehli Auctions                      50,000              50         349,950              -                -          350,000
Common stock issued for
    acquisition of rights to
    trade-mark                          4,822               5          34,472              -                -           34,477
Common stock issued for
    acquisition of Johnston's
    Surplus Office Systems             68,182              68         513,342                                          513,410
Common stock issued for
    acquisition of
    Warex Supply Ltd.                   6,900               7          55,193                                           55,200

Stock  options excercised              77,000              77         354,323              -                -          354,400

Translation adjustment                      -               -               -        (11,444)               -          (11,444)

Stock  based compensation                   -               -          34,066              -                -           34,066
    Expense

Loss for the period                         -               -               -              -       (4,194,812)      (4,194,812)
                                  ------------    ------------    ------------    ------------    -------------    -------------
Balance, September 30, 2000         20,976,661     $   20,976     $16,902,218      $       1      $(5,541,498)   $  11,381,697
================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================



====================================================================================================================
                                                                    Three Month        Nine Month       Nine Month
                                                                   Period Ended      Period Ended     Period Ended
                                                                  September 30,     September 30,    September 30,
                                                                           2000              2000             1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                           $ (1,466,628)    $  (4,194,812)     $   (435,610)
    Items not affecting cash:
       Amortization of goodwill                                         38,573            72,351
       Depreciation and amortization                                   176,888           414,448
       Consulting fees                                                                                       9,450
       Stock based compensation expense                                 17,033            34,066

    Changes in non-cash working capital items:
       Increase in accounts receivable                              (1,553,150)       (1,819,035)         (168,004)
       Increase in inventory                                          (303,707)       (1,088,333)         (125,870)
       Increase in prepaid expenses                                    (18,997)         (176,405)          (14,750)
       Increase in accounts payable and accrued liabilities          1,070,547         1,226,011           312,950
                                                                 --------------    --------------     --------------
    Net cash used in operating activities                           (2,039,441)       (5,531,709)         (421,834)
                                                                 --------------    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                 0        11,274,200         3,500,980
      Share issuance costs                                                   0        (1,147,670)
       Due to Shareholder
                                                                                                           (13,961)
      Loan Payable                                                                                        (789,338)

    Net cash provided by financing activities                                0        10,126,530         2,697,681
                                                                 --------------    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital assets                                                    (175,083)       (1,996,737)         (428,846)
    Web site development costs                                          24,980            10,964
    Acquisition of investment                                                0          (900,000)         (702,526)
                                                                 --------------    --------------     --------------
    Net cash used in investing activities                             (150,103)       (2,885,773)       (1,131,372)
                                                                 --------------    --------------     --------------

Change in cash and cash equivalents for the period                  (2,189,544)        1,709,048         1,144,475

Effect of exchange rates on cash                                       (59,530)          (11,444)           20,205

Cash and cash equivalents, beginning of period                       3,885,762           (60,916)                0
                                                                 --------------    --------------     --------------
Cash and cash equivalents, end of period                          $  1,636,688     $   1,636,688     $   1,164,680
====================================================================================================================

Supplemental disclosures with respect to cash flows (Note 9)


        The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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


2.   SIGNIFICANT ACCOUNTING POLICIES

     Generally accepted accounting principles

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at September 30, 2000 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999.

     Principles of consolidation

     These consolidated financial statements include the accounts of Ableauctions.com, Inc. (formerly J.B. Financial Services, Inc.) and its wholly owned subsidiaries, Able Auctions (1991) Ltd., Ableauctions.com (Washington) Inc., Johnston's Surplus Office Systems Ltd., Warex Supply Ltd. and Jarvis Industries Ltd. All significant inter-company balances and transactions have been eliminated on consolidation.

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

     Financial statements of the Company's Canadian subsidiaries,  Able Auctions
     (1991) Ltd., Johnston's Surplus Office Systems Ltd., Warex Supply Ltd., and Jarvis Industries Ltd. are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The functional currency of these subsidiaries, is the local currency, the Canadian dollar. Translation adjustments, if necessary, are recorded as a separate component of Stockholders' Equity.

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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

     Capital assets and depreciation

     Capital assets are recorded at cost less accumulated depreciation. The cost of capital assets is depreciated using the declining balance method at the following rates:

         Building                                              4%
         Computer equipment                                   30%
         Computer software                                    30%
         Furniture and fixtures                               20%
         Equipment                                            20%
         Vehicles                                             30%

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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


3.   CAPITAL ASSETS

    ===============================================================================================
                                                                           Net Book Value
                                                                  ---------------------------------
                                                      Accumulated    September 30,    December 31,
                                            Cost     Depreciation             2000            1999
    --------------------------------------------=----------------=----------------=---------------
    Building                        $  1,395,000     $    32,550     $  1,362,450      $        -

    Computer equipment                 1,015,929         342,638          673,291         843,713

    Computer software                    148,625          49,266           99,359         108,984

    Furniture and fixtures               350,245          69,162          281,083           6,784

    Land                               2,105,000                        2,105,000               -

    Leasehold improvements               382,439          29,930          352,509          14,254

    Equipment                            168,000          40,864          127,136         161,700

    Vehicles                              83,243          41,248           41,995          35,424
                                    -------------    ------------     -------------   ------------
                                    $  5,648,481     $   605,659      $  5,042,821    $ 1,170,859
    ===============================================================================================

4.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $84,952 (net of amortization costs of $49,788) (December 31, 1999 - $95,805) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company's amortization policy concerning these costs is to amortize the costs over a period of five years commencing from the date of operations.

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

     The total purchase price of $1,123,738 has been allocated as follows:

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


5.   BUSINESS COMBINATION (cont'd...)

     Cash                                                   $      347,474
     Accounts receivable                                           140,982
     Inventory                                                     215,194
     Prepaid expenses                                               36,114
     Capital assets                                                780,551
     Goodwill                                                      667,127
     Accounts payable and accrued liabilities                     (136,863)
     Loan payable                                                 (878,377)
     Obligation under capital lease                                (48,464)
                                                            ----------------
                                                            $    1,123,738

     Goodwill is amortized on a straight-line basis over a 20 year period. During the period, the Company amortized $25,017 of goodwill, leaving a balance of $630,138 at September 30, 2000.

     On July 27, 2000, the Company entered into an acquisition agreement whereby they purchased the outstanding shares of Johnston's Surplus Office Systems. The Company issued 68,182 shares of common stock at a deemed value of $513,410 and paid $332,558 cash.

     The total purchase price of $845,968 has been allocated as follows:

     Cash                                                    $       50,480
     Accounts receivable                                            597,750
     Inventory                                                      429,265
     Prepaid expenses                                                 1,145
     Capital assets                                                 143,838
     Goodwill                                                       525,787
     Accounts payable and accrued liabilities                      (587,750)
     Loan payable                                                  (314,547)
                                                            ----------------
                                                             $      845,968


     Goodwill is amortized on a straight-line basis over a 20 year period. During the period, the Company amortized $4,382 of goodwill, leaving a balance of $521,405 at September 30, 2000.

     On July 31, 2000, the Company entered into an acquisition agreement whereby they purchased the outstanding shares of Warex Supply Ltd. The Company issued 6,900 shares of common stock at a deemed value of $55,200 and paid $146,810 in cash.

     The total purchase price of $202,010 has been allocated as follows:

     Accounts receivable                                         26,736
     Inventory                                                  227,089
     Prepaid expenses                                             2,761
     Capital assets                                              13,342
     Accounts payable and accrued liabilities                   (67,918)
                                                             -------------
                                                             $  202,010

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


5.   BUSINESS COMBINATION (cont'd...)

     On July 31, 2000, the Company entered into an acquisition agreement whereby they purchased the outstanding shares of Jarvis Industries Ltd. The Company paid $290,800 in cash.

     The total purchase price of $290,800 has been allocated as follows:

     Accounts receivable                                       38,704
     Inventory                                                 35,580
     Prepaid expenses                                           3,183
     Goodwill                                                 213,333
                                                          ------------
                                                          $   290,800

     Goodwill is amortized on a straight-line basis over a 20 year period. During the period, the Company amortized $1,778 goodwill, leaving a balance of $211,555 at September 30, 2000.

6.   PROMISSORY NOTE

    ===========================================================================================================
                                                                                September 30,     December 31,
                                                                                         2000             1999
    -----------------------------------------------------------------------------------------------------------
    Promissory  note,  interest  at 9% per annum,  repayment  at $8,569 per month including principal and interest, secured by mortgage over
        land and building, due July 24, 2028.                                  $   1,048,982      $         -

    Less:  Current portion                                                             9,377                -
                                                                               --------------     -------------
                                                                               $   1,039,605      $         -
    ===========================================================================================================


7.   CAPITAL STOCK

     a) On September 2, 1998, the Company implemented a 200:1 forward stock split. On July 20, 1999, the Company effected a stock dividend of four shares for every one share of record. On August 9, 1999, the Company implemented a 5:1 forward stock split and on September 2, 1999, the Company implemented a 4:1 reverse stock split. The consolidated statements of changes in stockholders' equity have been restated to give retroactive recognition of the stock splits and stock dividend for all periods presented by reclassifying from common stock to additional paid-in capital the par value of consolidated shares arising from the splits and stock dividend. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock splits.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


7.   CAPITAL STOCK (cont'd...)

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

     e) On August 24, 1999, the Company completed a private placement whereby it issued 1,094,057 post consolidation units at a price of $3.20 per unit for total consideration in the amount of $3,500,980. Each unit consists of one restricted common share and half of a share purchase warrant. Each whole warrant will entitle the holder to purchase an additional restricted common share at a price of $4.00 per share until August 24, 2001.

     f) On August 24, 1999, the Company issued 1,843,444 shares in partial consideration for the purchase of the issued and outstanding shares of Able Auctions (1991) Ltd.

     g) On October 18, 1999, the Company issued 60,000 shares at a deemed value of $168,000 for the purchase of assets of Ross Auctioneers & Appraisers Ltd.

     h) On February 25, 2000, the Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $4,700,000, net of issuance costs of $300,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 until March 25, 2001 and at a price of $6.00 until March 25, 2002.

     i) On February 29, 2000, the Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     j) On March 20, 2000, the Company issued 155,486 shares of common stock at a deemed value of $1,243,888, for the purchase of a building in Scottsdale, Arizona.

     k) On March 20, 2000, the Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House Ltd., and a non-transferable warrant entitling the holder to purchase 150,000 shares of common stock at a price of $8.00 until March 20, 2001.

     l) On April 18, 2000, the Company paid cash of $31,493 and issued 4,822 shares of common stock at a deemed value of $34,477 to acquire rights to a trademark from Simon Fraser University.

     m) On April 28, 2000, the Company completed a private placement of 1,210,240 units at a price of $5.00 per unit for total proceeds of $5,203,440, net of issuance costs of $847,670. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $6.00 until May 2, 2001.

     n) On May 25, 2000, the Company issued 10,000 shares of common stock at a deemed value of $70,000 to purchase the assets of Auctions West Ltd.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


7.   CAPITAL STOCK (cont'd...)

     o) On May 16, 2000, the Company paid cash of $900,000 and issued 50,000 shares of common stock at a deemed value of $350,000 to purchase the assets of Ehli's Commercial/Industrial Auctions Inc.

     p) On July 26, 2000, the Company paid cash of $332,358 and issued 68,182 shares of common stock at a deemed value of $513,410 to purchase the assets of Johnston's Surplus Office Systems.

     q) On September 27, 2000, the Company paid cash of $146,810 and issued 6,900 shares of common stock at a deemed value of $55,200 to purchase the assets of Warex Supply Ltd.

     r) On September 27, 2000, the Company paid cash of $290,800 to purchase the assets of Jarvis Industries Ltd.

     s) During the nine month period ended September 30, 2000, stock options totaling 77,000 shares of common stock were exercised for proceeds of $354,400.


8.   STOCK OPTIONS AND WARRANTS

     The following stock options were outstanding at September 30, 2000:

        =======================================================================
                  Number          Exercise
               of Shares             Price              Expiry Date
        -----------------------------------------------------------------------
                 788,000           $  3.20              October 14, 2004
                  22,500              5.00              January 18, 2005
                  30,000              8.00              February 28, 2005
                  75,000              6.756             February 28, 2005
                  50,000              7.15              May 15, 2005
                  20,000              6.525             May 16, 2005
                  80,000              6.525             May 16, 2010
                  75,000              7.00              August 1, 2003
                 120,000              7.00              August 1, 2004
                  15,000              8.50              August 1, 2005
                 112,000              8.66              July 26, 2005
        =======================================================================

     The following warrants were outstanding at September 30, 2000:

        =======================================================================
                  Number          Exercise
               of Shares             Price              Expiry Date
        -----------------------------------------------------------------------

                 547,029       At      4.00              August 24, 2001
               1,000,000               5.00              February 25, 2001
                          then at      6.00              February 25, 2002
                 150,000               8.00              March 20, 2001
               1,210,240               6.00              April 28, 2001
        =======================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


9.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

    ============================================================================
                                                 September 30,     December 31,
                                                          2000             1999
    ----------------------------------------------------------------------------
    Cash paid for income taxes                   $          -      $          -
    Cash paid for interest                             46,663                -
    ============================================================================

     The following non-cash operating, investing and financing transactions occurred during the nine month period ended September 30, 2000:

     a) On February 29, 2000, the Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     b) On March 20, 2000, the Company issued 155,486 shares of common stock at a deemed value of $1,243,888 for the purchase of a building and land in Scottsdale, Arizona.

     c) On March 20, 2000, the Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

     d) On March 20, 2000, the Company assumed a promissory note in the amount of $1,046,358 for the purchase of a building and land in Scottsdale, Arizona.

     e) On April 18, 2000, the Company issued 4,822 shares of common stock at a deemed value of $34,477 to acquire rights to a trademark from Simon Fraser University.

     f) On May 5, 2000, the Company issued 10,000 shares of common stock at a deemed value of $70,000 to purchase the assets of Auctions West.

     g)   On May 16, 2000, the Company issued 50,000 shares of common stock at a
          deemed   value  of  $350,000   to   purchase   the  assets  of  Ehli's
          Commercial/Industrial Auctions Inc.

     h) On July 26, 2000, the Company issued 68,182 shares of common stock at a deemed value of $513,410 to purchase the assets of Johnston's Surplus Office Systems.

     i) On September 27 2000, the Company issued 6,900 shares of common stock at a deemed value of $55,200 to purchase the assets of Warex Supply Ltd.

     There were no non-cash operating, investing and financing transactions during the nine month period ended September 30, 2000.

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the nine month periods ended September 30, 2000 and 1999 were $4,194,812 and $435,610 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of $1 for the nine month period ended September 30, 2000 and $20,205 for the nine month period ended September 30, 1999.

     ===================================================================================================
                                                                              Foreign       Accumulated
                                                                             Currency             Other
                                                                          Translation     Comprehensive
                                                                           Adjustment            Income
     ---------------------------------------------------------------------------------------------------
     Balance, December 31, 1998 and September 30, 1999                  $           -      $          -
                                                                        ==============     =============
     Balance, December 31, 1999                                         $      11,445      $     11,445

     Current period change                                                    (11,444)          (11,444)
                                                                        --------------     -------------
     Balance, September 30, 2000                                        $           1      $           1
     ===================================================================================================


11.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

     ===============================================================================================
                                                                     September 30,    September 30,
                                                                              2000             1999
     -----------------------------------------------------------------------------------------------
     Tax benefit relating to net operating loss carryforwards        $   1,385,456    $     610,361
     Valuation allowance                                                (1,385,456)        (610,361)
                                                                   ---------------  ---------------
                                                                     $           -    $           -
     ===============================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


12.  DUE TO RELATED PARTIES

     During the nine-month period ended September 30, 2000 there were the following related party transactions:

     1) The Company paid $27,474 in consulting fees to a company controlled by a director.

     2)   The  Company  paid   $81,183  in  rent  and  $134,898  for   leasehold
          improvements to a company controlled by a director.

     3) The Company paid $25,789 for Internet Web development costs to a company controlled by a director.

     4) The Company sold $52,854 in products to a company controlled by a director.


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

     During the nine month period ended September 30, 2000, stock based compensation expense of $34,066 was accrued.

     Following is a summary of the status of the plan during 2000 and 1999:

    =====================================================================================================
                                                                                                Weighted
                                                                                                 Average
                                                                                  Number        Exercise
                                                                               of Shares           Price
    -----------------------------------------------------------------------------------------------------
    Outstanding at December 31, 1998 and September 30, 1999                            -     $         -
                                                                             ===========     ============
    Outstanding at December 31, 1999                                             812,500     $      3.20
                                                                             -----------
        Granted                                                                  679,500            6.95
        Forfeited                                                                (40,000)           5.69
        Exercised                                                                (77,000)           4.60
                                                                             -----------

                                                                                 562,500
    Outstanding at September 30, 2000                                          1,375,000
                                                                                             $      4.94
    =====================================================================================================
    Weighted average fair value of options granted during the period                         $      5.38
    =====================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


Following is a summary of the status of options outstanding at September 30, 2000:

=====================================================================================================================
                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
---------------------------------------------------------------------------------------------------------------------
$   3.20                                     788,000           4.04         $3.20            654,166           $3.20
    5.00                                      22,500           4.30          5.00             47,500            5.00
    8.00                                      30,000           4.41          8.00                 -             8.00
    6.756                                     75,000           4.41          6.76                 -             6.76
    7.15                                      50,000           4.62          7.15                 -             7.15
    6.525                                     20,000           4.63          6.53                 -             6.53
    6.525                                     80,000           4.63          6.53                 -             6.53
    7.00                                      75,000           2.83          7.00                               7.00
    7.00                                     120,000           3.83          7.00                               7.00
    8.50                                      15,000           4.41          8.50                               8.50
    8.66                                     112,000           4.40          8.66                               8.66
=====================================================================================================================


13.  STOCK BASED COMPENSATION EXPENSE

     Compensation

     Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

====================================================================================================================
                                                    Three Month      Three Month        Nine Month       Nine Month
                                                   Period Ended     Period Ended      Period Ended     Period Ended
                                                  September 30,    September 30,     September 30,    September 30,
                                                           2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------
Loss for the period
    As reported                                   $ (1,466,628)    $    (425,811)    $  (4,194,812)    $   (435,610)
                                                  =============    ==============    ==============    =============
    Pro forma                                     $ (1,586,906)    $                 $  (4,315,090)    $
                                                  =============    ==============    ==============    =============
Basic and diluted loss per share
    As reported                                   $       (.07)    $        (.03)    $        (.22)    $       (.03)
                                                  =============    ==============    ==============    =============
    Pro forma                                     $       (.08)    $        (.03)    $        (.22)    $       (.03)
====================================================================================================================

ABLEAUCTIONS.COM, INC.
(formerly J.B. Financial Services, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================



     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

                                                       2000            1999
------------------------------------------------------------------------------
Risk-free interest rate                                6.54%               -
Expected life of the options                         2 years               -
Expected volatility                                  221.73%               -
Expected dividend yield                                   -                -
==============================================================================

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

     We are an early stage company. Our principal activity during 1999 was to acquire all the issued and outstanding shares of Able Auctions (1991) Ltd. and the business assets and employees of Ross Auctioneers & Appraisers Ltd., both in British Columbia, Canada. During 2000, we began to expand our auction business by acquiring other brick-and-mortar auction companies. In the first quarter of 2000, we acquired the assets of Falcon Trading, a regional auction company located in Redmond, Washington, and the assets of Mesler's Auction House, an auction house located in Scottsdale, Arizona. We also acquired related real estate and a 50,000 square foot building from an affiliate of Mesler's. In the second quarter, we acquired all of the issued and outstanding shares of Ehli's Commercial/Industrial Auctions, Inc. in Washington State and acquired the business assets and hired the employees of Auctions West in British Columbia, Canada. In the third quarter, we acquired Johnston's Surplus Office Systems Ltd., a liquidator of office systems in British Columbia with annual sales of approximately $2 million in 1999. In the third quarter, we also acquired Jarvis Industries Ltd., a British Columbia based commercial auctioneer specializing in bankruptcies and insolvencies, and Warex Supply Ltd. a British Columbia based firm in the business of buying, selling, and renting warehouse racking and material handling equipment.

Our Business

     We are engaged in the business of auctioning a broad range of merchandise and equipment through our "brick-and-mortar" auction houses, over the Internet and by broadcasting some of our live auctions on our web site at
www.ableauctions.com. We operate our business through our wholly owned subsidiaries: Able Auctions (1991) Ltd., Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd. in Canada; and Ableauctions.com (Washington), Inc.; Ehli's Commercial/Industrial Auctions, Inc. and Surplus Office Systems, LLC in the United States.

     We auction merchandise and equipment from a variety of industries including: antique, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and other merchandise. Our auctions are open to the public. Our typical auction draws approximately 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction. In auctions that we broadcast on our web site, our physical "brick-and-mortar" auction audiences are integrated with our Web-based online auction audiences, and our online customers are able to bid on and buy merchandise at our live auctions. Bidders are generally businesses and commercial purchasers. We generally earn gross profit margins ranging from 20% to 30% on the sale of goods at our physical auctions. We cannot assure you that we will attain any particular level of gross profit margins or that we will achieve profitability.


Plan of Operation

     Our plan of operation is based on the operating history of our subsidiaries, our experience in the industry, our discussions with third parties and the decisions of our management. Set out below is a summary of our plan of operation and operating and capital budget for the final quarter of our fiscal year ending December 31, 2000.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations.

     We will continue to operate auctions at our six locations in Surrey and Coquitlam, British Columbia; Redmond and Tacoma, Washington; San Mateo, California and Scottsdale, Arizona. We intend to increase the number of auctions we currently hold between one and two per month to four per month at each auction house. We expect to increase the frequency of our auctions during the fourth quarter of 2000.

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

     We are in the process of further refining the technologies related to broadcasting live auctions on our web site. Visitors to our web site may also purchase items from our Retail Store and bid on items in our Silent Auction.

     We currently host live auctions in our locations in British Columbia, Washington and Arizona. We intend to increase the number of auctions we broadcast over the Internet at our existing locations and to broadcast live auctions at additional auction locations that we may acquire or auctions of other third-party houses that we may develop strategic affiliations with in the future.

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

     We plan to continue our research and development efforts by improving our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We budgeted $750,000 for research and development efforts during fiscal 2000. During the first nine months of 2000, we spent approximately $625,000 on research and development.

Install the live broadcast technology at regional auction sites

     We currently have live broadcast technology installed in our auction locations at Surrey and Coquitlam. We plan to install live broadcast technology in all of our auction locations during the fourth quarter of 2000. We estimate the costs of installing broadcast equipment is approximately $125,000 to $150,000 per location.

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

     We intend to expand our business to other locations in North America by acquiring auction houses and by entering into strategic relationships with third- party auction houses to broadcast their auctions on our web site for fees. We acquired auction and liquidation companies in the states of Washington and Arizona and British Columbia. We are negotiating to acquire auction houses in Boise, Idaho and Seattle, Washington. We anticipate that we will acquire these auction houses during the fourth quarter of 2000 or the first quarter of 2001, provided that adequate financing is available. Our management team intends to continue to identify possible auction companies to acquire in the future. There can be no assurance that adequate financing will be available to complete any proposed acquisitions on acceptable terms, if at all, or that we will complete any proposed acquisitions as anticipated.

Hire additional key personnel

     At September 30, 2000, we employed 98 personnel, including 65 auctioneers and auction personnel, 12 personnel that provide software development services, 5 management personnel and 16 administrative personnel.

     We plan to hire personnel and employ consultants with Internet e-commerce experience to compliment our current management who are experienced in the auction industry. We anticipate adding up to 5 new employees with auctioneer, e-commerce, software development, and/or software maintenance experience during the final quarter of 2000.


Summary of Operating Budget

     Our operating budget for the final quarter of our fiscal year ending December 31, 2000 is estimated to be approximately $1.8 million. We anticipate that we currently have sufficient working capital to finance our plan of operations through to March 2001. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of our assumptions in estimating costs, certain economic factors, the timing related to development of our technology and launch of our web site and cost associated with operating our auctions.

Management's Discussion and Analysis

     The following discussion on our results of operations should be read in conjunction with our unaudited interim consolidated financial statements and the related notes for the three months ended September 30, 2000. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Three months ended September 30, 2000 compared to the corresponding period in 1999.

     Revenues. We were not in operations during 1999 until we acquired Able Auctions (1991) Ltd. on August 24, 1999. During the three months ended September 30, 2000, we had revenues of $5,293,178, including $4,826,247 from the sale of goods and $466,931 from commissions generated from the sale of consigned merchandise. We anticipate that revenues will increase during the fourth quarter of 2000, as a result of increasing the number of auctions we intend to conduct and the effect of realizing a full quarter of revenues from the acquisition of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., each of which were acquired during the third quarter of 2000.

     Sales of goods were 91.18% of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

     Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisitions, our growth strategy and the start up and maintenance costs relating to our Web business. Operating expenses were $2,592,596 for the quarter ended September 30, 2000.

     Personnel and consulting expenses related to salaries and benefits ($1,061,554), consulting and management fees ($30,349) and non-cash stock based compensation ($17,033) accounted for $1,108,936 or 42.80% of our operating expenses for the three-month period ended September 30, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for our existing auction houses and auctions houses we plan to acquire, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

     During the three-month period ended September 30, 2000, advertising and promotion expenses of $337,254 consisted of 13.0% of our operating expenses. We anticipate promotion expenses will increase during the fourth quarter of 2000 as we increase promotional and marketing efforts to promote our web site and auction houses and we increase the number of auctions we conduct.

     General overhead expenses related to rent and utilities ($198,978), telephone ($61,096), travel ($132,419), repairs and maintenance ($68,755), automotive ($21,755), insurance ($42,455) and office expenses ($122,705) totalled $648,163 or 25.00% of our total operating expenses and 12.20% of our total revenue. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001 as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

     Professional fees of $113,586 during the three-month period ended September 30, 2000 consisted of legal and accounting expenses related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to remain steady in the fourth quarter ending December 31, 2000.

     Depreciation and amortization expense was $215,461 for the three-month period ended September 30, 2000.

     Gross Profit. Cost of goods sold were $4,139,607 for the three-month period ended September 30, 2000. Gross profits were $1,153,571 or 21.8% of total revenue. We believe that gross profits will increase in the fourth quarter ending December 31, 2000, as we intend to conduct an increased number of auctions of inventory buy outs, which typically result in higher gross profit margins.

     Net Loss. We had a net loss of $1,466,628 or $0.07 per share for the quarter ended September 30, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

     We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during the fourth quarter of 2000.

Nine months ended September 30, 2000 compared to the corresponding period in 1999.

     Revenues. During the nine month period ended September 30, 2000, we had revenues of $9,743,583, including $8,730,400 from the sale of goods and $1,013,183 from commissions generated from the sale of consigned merchandise. We anticipate that revenues on a quarterly basis will increase during the fourth quarter of 2000, as a result of increasing the number of auctions we intend to conduct and the effect of realizing a full quarter of revenues from the acquisition of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., which were acquired during the third quarter of 2000.

     Sales of goods consisted of 89.60% of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out and liquidation situations, which generally result in higher gross profit margins.

     Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisition, growth strategy and the start up and maintenance costs relating to our Web business. Operating expenses were $6,291,015 for the nine-month period ended September 30, 2000.

     Personnel and consulting expenses related to salaries and benefits ($1,922,297), consulting and management fees ($389,377) and non-cash stock based compensation ($34,066) accounted for $2,345,740 or 37.30% of our operating expenses for the nine-month period ended September 30, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for the auction houses we have or plan to acquire, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

     During the nine-month period ended September 30, 2000, advertising and promotion expenses of $681,906 consisted of 10.80% of our operating expenses. We anticipate promotion expenses will increase on a quarterly basis during the fourth quarter of 2000, as we increase promotional and marketing efforts to promote our web site and auction houses and we increase the number of auctions we conduct.

     General  overhead  expenses  related  to  rent  and  utilities  ($614,040), telephone ($166,598), travel ($408,982), repairs and maintenance ($133,326), automotive ($45,117), insurance ($75,506) and office expenses ($297,116) totalled $1,740,685 or 27.70% of our total operating expenses during the nine month period ended September 30, 2000. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001, as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

     Professional fees of $337,630 during the nine-month period ended September 30, 2000, consisted of legal and accounting expenses related to the preparation and filing of a registration statement on Form S-1 under the Security Act of 1933, preparation of our Securities Exchange Act of 1934, as amended, reports, professional fees associated with the preparation of our listing application for our American Stock Exchange listing and related filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to remain steady on a quarterly basis in the fourth quarter ending December 31, 2000.

     Depreciation and amortization expense was $486,799 for the nine-month period ended September 30, 2000.

     Gross Profit. Cost of goods sold were $7,627,525 for the nine-month period ended September 30, 2000. Gross profits were $2,116,058 or 21.7% of total revenue. We believe that gross profits as a percentage of total revenue will increase in the fourth quarter ending December 31, 2000, as we intend to conduct a greater number of auctions consisting of inventory buy outs and liquidations, which typically result in higher gross profit margins.

     Net Loss. We had a net loss of $4,194,812 or $0.22 per share for the nine-month period ended September 30, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

     We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during the remainder of 2000 and into 2001.

     In addition, we anticipate that our general and administrative expenses may also significantly increase as a result of the growth in our research, development, testing, and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.

Liquidity and Capital Resources

     Our working capital position at September 30, 2000 was $4,035,196. We had cash and cash equivalents of $1,636,688; accounts receivables of $2,086,840; inventory of $1,574,905; and prepaid expenses of $249,857 . We anticipate that trade accounts receivables and inventory may increase during the fourth quarter of 2000 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $5,531,709 during the nine month period ended September 30, 2000. We anticipate that we will continue to use cash for operating activities of approximately $600,000 per month through the remainder of 2000. This amount may increase substantially if we complete additional acquisitions during the fourth quarter of 2000, and may continue to increase until we are able to generate positive cash flow from our business.

     Cash flow for investing activities during the nine-month period ended September 30, 2000 required $2,885,773, relating primarily to the cash component of our acquisition of Mesler's in Arizona that included an acquisition of a large building. Cash flow for investing is expected to increase in the fourth quarter as a result of our planned acquisitions of addition auction and liquidation businesses.

     Net cash flow from financing activities during the nine-month period ended September 30, 2000, were $10,126,530 from two private placements of an aggregate of 2,210,240 units at $5 per unit, after deducting finance fees and costs of $1,147,670.

     Our operating budget for the fourth quarter of the year ending December 31, 2000 is approximately $1.8 million, to be used primarily for working capital and for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems.

     Management is in the process of seeking additional financing through the issuance of equity or debt to fund our working capital requirements and the capital requirements for our proposed acquisitions. See "Outlook." There can be no assurance that such funds will be available on acceptable terms, if at all.

Outlook

     We have entered a period of rapid expansion and growth. In February 2000, we successfully raised $5 million and a further $6 million in April 2000 for net proceeds of $10.1 million. We intend to complete additional acquisitions in Boise, Idaho and Seattle, Washington during the fourth quarter of 2000 or the first quarter of 2001, subject to obtaining additional financing. We anticipate that we will be required to raise an additional $8 to $10 million to adequately fund our planned acquisitions and to satisfy our operating and capital budget for the first half of 2001. In the event we are unable to obtain additional financing, we intend to concentrate our resources on our existing operations. We believe we have sufficient working capital to fund our operations through March 31, 2001. See "Summary of Operating and Capital Budget."

     We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We are currently seeking financing to complete the proposed acquisitions by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

     We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, timing of our web site development, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry. See "Plan of Operation" and "Summary of Operating and Capital Budget."


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

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiary, Able Auctions (1991) Ltd., whose operations are conducted in British Columbia, Canada and in Canadian dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

ITEM 4:  SUBSEQUENT EVENTS

     On October 19, 2000, we filed a registration statement on Form S-1 to register for resale 5,514,154 shares of common stock 3,968,126 of which were issued and outstanding and 1,547,026 of which were acquirable upon the exercise of warrants by selling shareholders. The table below sets forth the selling shareholders.


Name and Address of Selling Securityholder                Number of Shares
------------------------------------------                ----------------
Silicon Capital Corp.(1)                                     1,641,085(2)
Wayaca No. 31-C, P.O. Box 651
Oranjestad, Aruba

Jaragua Limited(3)                                           1,600,000(4)
P.O. Box N7755, Shirley House
50 Shirley Street
Hamilton, Bermuda HM 11

Triumph Management Limited(5)                                  400,000(6)
P.O. Box CB13004
Nassau, Bahamas

Mesler's Auction House of Scottsdale, LLC(7)                    30,625
2425 E. Camelback Road
Suite 975
Phoenix, Arizona 85016-4215

Dexton Technologies Corporation(8)                           1,843,444
3112 Boundary Road
Burnaby, British Columbia  V5M 4A2
                                                            -----------
TOTAL                                                        5,515,154
---------------

(1) The control persons of Silicon Capital Corp. are Rene Hussy, President and director, and Bruno Bolliger.
(2)  Includes (a) 1,094,057 shares of common stock owned of record directly; and
     (b) warrant exercisable to acquire 547,028 shares of common stock.
(3) The control persons of Jaragua Limited are: Barbara Baptista, sole shareholder; Marco Montanari, director and President; Shakira Sands, director and Secretary; and Wendy Johnson, director and Treasurer.
(4)  Includes (a) 800,000 shares of common stock owned of record  directly;  and
     (b) warrant exercisable to acquire 800,000 shares of common stock.
(5) Desmond Holdings Ltd. is the sole director and executive officer of Triumph Management Ltd. Kenneth Taves is the sole director, officer beneficial owner of Desmond Holdings Ltd. and the beneficial owner of Triumph Management Ltd.
(6)  Includes (a) 200,000 shares of common stock owned of record  directly;  and
     (b) warrant exercisable to acquire 200,000 shares of common stock.
(7) F&F Capital Investment, Inc. and Stockbridge Realty Investor - Arizona, Inc. are the sole members of Mesler's Auction House of Scottsdale, L.L.C.
(8) Dexton Technologies Corporation is a reporting company in British Columbia and Alberta, Canada whose shares trade on the Canadian Venture Exchange and which has common directors and officers with our company.

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

ITEM 2. CHANGES IN SECURITIES

     a)   Sales of Unregistered Securities

     During the three-month period ended September 30, 2000, the Company completed the following sales of unregistered securities:

     On July 26, 2000, the Company issued 68,182 shares of common stock as partial consideration to purchase the assets of Johnston's Surplus Office Systems. The shares were issued outside the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     On September 27, 2000, the Company issued 6,900 shares of common stock as partial consideration to purchase the assets of Warex Supply Ltd. All offers and sales took place outside of the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.


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

          Form 8-K filed on August 14, 2000 in connection with the Company's acquisition of Johnston's Surplus Office Systems Limited.

          Form 8-K filed on November 13, 2000 in connection with our change of independent auditor.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ABLEAUCTIONS.COM, INC.


Date:  November 14, 2000           By:    /s/ Abdul Ladha
                                          -----------------------------------
                                   Name:  Abdul Ladha
                                   Title: President & Chief Executive Officer
                                          (Principal Executive Officer)


                                   By:    /s/ Ron Miller
                                          -----------------------------------
                                   Name:   Ron Miller
                                   Title:  Chief Financial Officer (Principal
                                           Financial Officer)