Form 10KSB
period 2000-12-31
ABLEAUCTIONS COM INC
filed 2001-04-02
CIK 1099290

FORM 10-KSB

                            -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-28179

                             ABLEAUCTIONS.COM, INC.
- --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

          Florida                                      Not applicable
- -------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      1963 Lougheed Highway
  Coquitlam, British Columbia Canada                       V3K 3T8
- ----------------------------------------         ------------------------------
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

State issuer's revenues for most recent fiscal year:  $10,647,213

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of March 27, 2001 being $3.13 per share: $46,093,963

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,976,661 shares of Common Stock as of March 31, 2001.

Documents Incorporated by Reference: Portions of issuer's Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed on Schedule 14A is incorporated by reference into Part III of this Form 10-KSB

Transitional Small Business Format.   Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I...................................................................................................1

Item 1.  Description of Business.........................................................................1

Item 2.  Description of Property........................................................................31

Item 3.  Legal Proceedings..............................................................................32

Item 4.  Submission of Matters to a Vote of Security Holders............................................32


PART II.................................................................................................32

Item 5.  Market for Common Equity and Related Stockholder Matters.......................................32

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........35

Item 7.  Financial Statements...........................................................................46

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........47


PART III................................................................................................48

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         With Section 16(a) of the Exchange Act.........................................................48

Item 10. Executive Compensation.........................................................................48

Item 11. Security Ownership of Certain Beneficial Owners and Management.................................48

Item 12. Certain Relationships and Related Transactions.................................................48

Item 13. Exhibits and Reports on Form 8-K...............................................................49

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

PART I

Item 1.  Description of Business

We are a Florida corporation engaged in the business of auctioning a broad range of merchandise and equipment through our "brick-and-mortar" auction houses, over the Internet and by broadcasting some of our live auctions on our web site at www.ableauctions.com.

We operate our business  through our  wholly-owned  subsidiaries,  Able Auctions
(1991) Ltd., Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd., and Warex Supply Ltd. in Canada and Ableauctions.com (Washington), Inc., Ehli's Commercial/Industrial Auctions, Inc., and Surplus Office Systems, L.L.C. in the United States. We acquired Able Auctions (1991) Ltd. on August 24, 1999, Ehli's Commercial/Industrial Auctions, Inc. on May 16, 2000, Johnston's Surplus Office Systems Ltd. on July 26, 2000, and Jarvis Industries Ltd. and Warex Supply Ltd. on July 31, 2000. We incorporated Ableauctions.com (Washington) on February 29, 2000. We are an early stage company with a limited operating history. Before our acquisition of Able Auctions (1991), we had no material business and no material revenues, expenses, assets, or liabilities. Able Auctions (1991) has operated auctions in the Lower Mainland of British Columbia, Canada since 1991.

We auction merchandise and equipment from a variety of industries including: antique, automotive, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others. Our auctions are open to the public. Our typical auction draws approximately 300 to 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction. Bidders are generally businesses and commercial purchasers. In auctions that we broadcast, our physical "brick-and-mortar" auction audiences are integrated with our Web-based online auction audiences, and our online customers are able to bid on and buy merchandise at our live auctions. We generally earn gross profit margins ranging from 16% to 40% on the sale of goods at our physical auctions. We cannot assure you that we will attain any particular level of gross profit margins or that we will achieve profitability.

During our fiscal year ended December 31, 2000, we had revenues of $10,647,213 (1999 - $898,450) and a consolidated operating loss of $11,837,363 (1999 -
$1,339,492). We only recently began implementing our acquisition and growth strategy and have a history of losses. These losses resulted primarily from our expenses related to the development of technologies to broadcast live auctions over the Internet, and increased operating and administrative expenses associated with the expansion of our business. During 2000, we grew from operating two auction houses to five by December 31, 2000, and our number of employees increased from 27 at January 1, 2000 to 98 at December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We broadcasted our first live auction on our web site in January, 2000. We currently broadcast approximately 20%to 30% of our auctions over the Internet. During 2000, we completed the development of the software related to broadcasting live auctions on our web site. We are in the process of refining our software to minimize the amount of human intervention required for broadcasts.

We believe that we can increase the gross revenues and profitability of our existing auction operations by expanding the scope of our auction audience through the capabilities of the Internet. During the fourth quarter of 2000, we realized a higher average selling price of items sold during broadcasted auctions due to the increased number of bidders participating through the Internet.

Our strategy is to expand our auction business by acquiring other existing brick-and-mortar auction companies. In February 2000, we acquired the assets and hired the founder of Falcon Trading, a small regional auction company located in Redmond, Washington. In March 2000, we acquired the assets of Mesler's Auction House, an auction house located in Scottsdale, Arizona. We also acquired related real estate and a 50,000 square foot building from an affiliate of Mesler's. In May 2000, we acquired the assets of Auctions West Sales Corporation, a liquidator of the assets of bankrupt persons or businesses located in Vancouver, British Columbia, Canada. Also in May 2000, we acquired all of the issued shares of Ehli's Commercial/Industrial Auctions, Inc., an auction house located in Tacoma, Washington. In July 2000, we acquired Johnston's Surplus Office Supplies Ltd., located in Vancouver, British Columbia. See "Acquisitions."

We currently have limited revenues from our operations. We do not believe our past results of operations will be representative of our future operations for the following reasons:

     o We may increase our operating expenses to broaden our geographic market by acquiring additional auction houses, which will require us to finance these acquisitions through the issuance of debt, equity, or a combination of both;

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

We anticipate that we will incur substantial losses for the foreseeable future because of increased costs related to implementing our business strategy. We estimate that we will require additional financing of at least $10 million to implement our acquisition strategy during 2001, and to fully implement our business plan and to effectively market our web site and business in the United States and Canada. See "Note Regarding Forward Looking Statements." Our financial statements were prepared assuming that we will continue as a going concern. In their independent auditor's report dated March 15, 2001, Shikaze Ralston Tam Kurozumi, Chartered Accountants, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We intend to address this going concern issue by completing equity or debt financing. We are currently seeking financing by presenting our business plan to merchant and investment banks, fund managers, investment advisors, and institutional investors. If we are unable to raise additional financing, we anticipate we will not complete any acquisitions in 2001 and our current working capital will be sufficient to fund our operations through December 31, 2001. After that time, we may need additional financing to continue as a going concern.

Our ability to implement our acquisition strategy and to fully implement our business strategy will depend on our ability to raise future financing. Factors that will affect our ability to raise financing may include, among other things:

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

     o our ability to obtain merchandise and consignments of merchandise for our auctions; and

     o the success of our silent auctions, charity auctions, and specialty web site stores.

We cannot assure you that we will successfully complete any additional private placements or that we will obtain additional financing to implement our business plans on acceptable terms, if at all. Our inability to raise financing will have a material adverse affect on our business and results of operations. If we are unable to raise financing, we will suspend our acquisition strategy, defer further development of our Internet broadcasting capabilities, sell or liquidate non-operating assets, and streamline our business activities.

Industry Background

The Commercial Auction Industry

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

The Internet Auction Industry

The Internet has become an increasingly significant global interactive medium for communications, information, and commerce. Use of the Internet has grown over the past 3 years. According to a recent study by Deloitte Consulting in fall 1999, approximately 60% of all businesses conduct business through the Internet. In the same study approximately 88% of the businesses surveyed stated that their business plan and strategy included conducting a significant amount of business over the Internet. The latest trend in Internet market-place or business transactions is eProcurement. eProcurement is the process of securing and sourcing products over the Internet by developing supplier relationships and improving purchasing effectiveness. Deloitte Consulting's survey also concluded that 90% of the respondents stated the eProcurement was part of their business strategy. The respondents also stated that 28% of the transactions in their eProcurement strategy was through online auctions.

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

     o Consumer-to-consumer auctions: Sellers post merchandise on the web site in one of several categories. Hundreds of thousands of items, at all price ranges, are listed and bidders haggle directly with sellers to purchase the merchandise.

     o Specialty auctions: Sellers offer specific types of merchandise for auction on specialty online auctions that serve eclectic collectors or consumers interested in a special product niche.

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

During 1999 and 2000, we acquired six additional auction houses in British Columbia, Washington, and Arizona. See "Acquisitions." We have identified prospective targets in Seattle, Toronto, and the United Kingdom and are in the process of researching possible targets in the San Francisco Bay Area.

We  have  established  the  following   general  criteria  for  our  acquisition
candidates:

     o    Licensed owner-operated business

     o    Minimum $2 million in sales

     o    Profitable operations

     o    5 year operating history

     o    2 or more auctions per month

We plan to link all of our physical auction sites through our Ableauctions.com web site. We anticipate that each venue will broadcast its auctions live on our web site, and as the volume of auctions increases, we expect to broadcast live auction on our Ableauctions.com web site daily. We believe each of our auction houses will benefit from our marketing programs and our internet strategy.

We cannot assure you that we will acquire any additional auction companies or that we will have sufficient financing to acquire and operate the auction houses we acquire, if any. We also cannot assure you that our marketing programs or Internet broadcasts of our live auctions will result in increased auction revenues.

Competition

We intend to compete in distinct markets:

     o    industrial auctions market;

     o    office equipment and furnishings auction market:

     o    auto actions;

     o    antique auctions; and

     o    the online auction market.

We conduct the majority of our auctions on an unreserved basis with no minimum prices, resulting in each and every item being sold to the highest bidder on the day of the auction. Our policy is to prohibit consignees from bidding on the items that they consign to us for auction. We attempt to differentiate our auction services from our competitors through our "no minimum price policy" and by selling merchandise without interference or competition from consignees.

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

There are major competitors in the industrial/commercial auction market, including Michael Fox International, an international auctioneer of industrial equipment and real estate; Ritchie Bros. Auctioneers, an international auctioneer of industrial equipment; Maynard's Auctioneers, an auctioneer and liquidator of household items, antiques, and commercial goods; and several other independent auctioneers.

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

Online Internet Auctions

We believe that the market leader in broadcasting live auctions over the Internet is Livebid.com. Livebid.com is a Seattle-based company that pioneered live, event-based auctions on the Internet. Amazon.com acquired Livebid.com in May 1999. Livebid.com also broadcasts sound live over the Internet when conducting its auctions.

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

Our silent auction will compete directly with online auction services such as iCollector, Leftbid, Onsale, uBid, eBay, Yahoo!, Excite, Inc., and a number of other auction based services. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online business-to-person interaction, including AOL, Lycos, Inc., and Microsoft Corporation.

We believe that the following features may allow us to differentiate our web site from the web sites of our competitors:

     o Live Broadcast. We broadcast live auctions from physical auction sites over the Internet in real time, which allow visitors to our web site to compete against bidders attending the live auction.

     o Quality Sound and Video. We are developing technology that will provide quality video and sound to visitors and that will allow bidders to respond immediately to the auctioneer's calls.

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

Our Auctions Operations

We conduct physical auctions from our auction houses located in British Columbia, and the states of Washington, California, and Arizona.

The operations in the United States include:

Auction House or Other Business           Location
- -------------------------------           --------
Falcon Trading                            Redmond, Washington
Ehli's Auctions                           Tacoma, Washington
Ableauctions (1991) - a branch            San Mateo, California
Ableauctions (Arizona)                    Scottsdale, Arizona
Surplus Office Systems                    Seattle, Washington

The operations in Canada include:

Able Auctions (1991)                      Surrey and Coquitlam, British Columbia
Jarvis Auctions                           Vancouver, British Columbia
Warex Supply                              Vancouver, British Columbia
Johnston's Surplus Office                 Vancouver, British Columbia

Revenue is distributed approximately equally between Canada and the United States. Net revenue from auctions held in Canada was approximately $5,302,288 and $5,344,925 in the United States for the year ended December 31, 2000.

Currently we hold approximately 12 auctions per month. Approximately 6 auctions per month are held in the United States and an additional 6 auctions per month in Canada.

Of our total 98 employees, 70% of these employees are in Canada and the remaining 30% are in the United States. The majority of our employees are in Canada as senior management, software and internet programmers and inventory purchasers all work out of Surrey and Coquitlam, British Columbia.

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

We auction up to approximately 1,200 items or lots at each auction. We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from buyer's premiums charged to purchasers of the merchandise. We also receive revenues from auctioning merchandise that we purchase and sell at our auctions. See "Sales of Our Inventory." In auctions of consigned goods, we received gross revenues from commissions and fees of approximately $80,000 from a typical auction during 1999 and $100,000 during 2000. The costs associated with conducting each auction averages approximately $45,000, including approximately $15,000 for expenses related to catalogue printing, insurance, transportation, advertising, auction site and storage rental, security, temporary personnel, shipping, and other expenses associated with conducting the auction.

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

Sales of Our Inventory

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

In auctions where we own the auction merchandise, we receive all of the proceeds from the sale of the merchandise and related commissions and fees. Our gross profit from sales of our own merchandise is approximately 30%. During 1999 we had revenues of $829,755 from the sale of our merchandise and $8,607,230 for the year ended December 31, 2000.

Unlike sales of consigned property at auction, when selling our own inventory we earn a profit or incur a loss on the sale of inventory to the extent the purchase price exceeds or is less than the purchase price we paid for the inventory. Generally, we provide for the sale of portions of our inventory at public auctions. Occasionally, we may sell inventory to a customer directly without placing the inventory for sale at auction. Our goal is to sell all of our inventory as quickly and as efficiently as possible in order to achieve a high level of inventory turnover and maintain maximum liquidity.

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

We launched our web site for public viewing in September 1999 and have refined our technology to broadcast live auctions over the Internet. We broadcasted our first live auction in January 2000. We currently broadcast 20% to 30% of our live auctions on the Internet. Our goal is to broadcast 80% of our auctions on the Internet by the fourth quarter of 2001.

Description of Ableauctions.com Web Offerings

Live Auctions

Our live auction feature is designed to allow us to broadcast our auctions live by video over the Internet. Viewers will be able to conveniently preview items in advance from their home or office and bid on merchandise live as the auction is being conducted. We have not yet developed or sourced the technology to allow visitors to view a video clip (a 360(degree) view) of each item of merchandise and study items up to 8 hours before the start of an auction. Currently, we post auction previews that allow visitors to view pictures of certain merchandise prior to auctions. The users will also have the option to submit a bid on an item before it goes to auction.

Our live auctions typically draw an average of 300 to 500 people in person, and auctions broadcasted on the Internet typically draw an average of 300 to 500 registered bidders. With the Internet broadcast of the auctions, the number of people attending our auctions in person may only increase marginally, but we expect a number of virtual users to participate in the bidding through the Internet.

During the live auctions, virtual viewers are able to see the auction in progress and follow the lots of merchandise as they are being sold. A picture of each item of merchandise is posted and the current bid is posted, allowing Internet users to bid on merchandise while the auction is in progress. Bidders are able to bid simultaneously with those attending in person and update bids at their convenience. We post bids received from the Internet on large screen monitors. Unlike eBay, Bid.com, or other web sites, we offer almost every item on an unreserved basis, meaning there is no minimum bid for the merchandise we auction. Every item we auction is physically present at the time of the auction and sold to the highest bidder.

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

The Silent Auction

Our silent auction will allow us to conduct auctions similar to eBay, Amazon, and Bid.com. We intend to continuously run an auction that lists thousands of featured items for sale, each with a digital picture. We intend to offer certain items from our inventory and inventory from bankruptcies, mergers, acquisitions, insolvencies, and expired leases on our silent auction.

Unlike our competitors, our current strategy is to offer only merchandise that we own or that is consigned to us for sale on our silent auction. This will affect the number of items available for sale on our website and we may not have a sufficient inventory to attract visitors to our web site.

In the future, we may accept consignments to increase our silent auction offerings, but currently have no plans to do so.

In an effort to conserve cash resources, we have suspended transactions in our silent auction. Once we raise additional funds through operations and equity financing, we will reconsider reactivating the silent auction by purchasing inventory and posting it for sale on our web site.

Charity Auctions

Our charity auctions will allow registered non-profit organizations to raise funds and awareness of their charities through auctions hosted on our web site. We intend to charge commissions ranging from 10% for hosting an auction, to 25% for fully-organized fundraisers. Charity auctions may offer merchandise such as automobiles, vacation packages, and event passes to the highest bidder. During 2000, we were involved in approximately seven charity auctions either in person or online.

Our Operating Strategy

We believe that we can develop key operating strengths that will allow us to compete and achieve profitable growth. Our strategy is to offer the following:

Reputation for Conducting Fair Auctions

We believe our regional physical brick-and-mortar auctions have allowed us to develop a reputation for being committed to fair dealing. We also believe our unreserved auction process and "no minimum bid" policy have been key contributors to our growth and success. We require each consignor to agree not to bid on its own consigned items, which deters the practice of artificially inflating the price of auctioned merchandise. Based on our experience, we believe our policy results in a larger number of bidders at our auctions and fair pricing of our auctioned merchandise.

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

Databases and Software

We currently maintain computerized tracking systems that are used to catalogue and describe all of the property delivered or consigned to us for auction. Property is generally stored in our warehouse or at the auction venue until it is sold or put on public exhibition for inspection, generally 7 to 21 days before auction.

Tracking our consigned property allows us to promptly and efficiently produce catalogues and marketing materials for auctions. Catalogues are an important marketing tool that allow us to solicit the business of both potential consignors and bidders. In the future, we intend to develop an online catalogue of merchandise available at all our auctions. We believe that the computerization of our auction operations will enable us to compete with other auction houses by placing all of our upcoming auction information in the homes and offices of potential consignors and bidders through the Internet.

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

We intend to market our web site and auction houses to increase customer traffic to our web site, build customer loyalty, maximize repeat purchases, and develop additional revenue opportunities. We intend to promote each of our Live Auctions, Silent Auctions, and Charity Auctions to a customer base of potential bidders and consignors.

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

Our marketing efforts will be directed to specific regional areas where we conduct auctions. We also intend to implement an after-sale marketing program, which may include customer follow-up to reinforce purchase decisions and to promote our web site. Our databases will be designed to track information regarding potential bidders, consignors, industry information, and equipment valuations, which may enhance our ability to effectively market our auction services and which may be used for marketing certain types of auctions to bidders in the future.

Business/Strategic Affiliates

We have entered into strategic relationships with the following companies:

     o Compaq Computer Corporation installed a custom designed Distributed Internet Server Array (DISA) on December 14, 1999 for approximately $28,000. In addition, Compaq, through an arrangement with Dexton
          Technologies Corporation (with which Ableauctions.com has common directors and officers), provides us with centralized international technical support from one regional site in North America.

     o Under an arrangement with Dexton Technologies, Allaire Corporation provided us with load-balanced server software for our web site applications. Allaire discounted its products by approximately 35% for the first phase of our web site launch. We are in the process of discussing a formal arrangement with Allaire to provide ongoing maintenance, support, and development services.

     o Pursuant to an Internet Business Services Agreement dated September 14, 1999 between Telus Advanced Communications and Dexton Technologies, Telus provides us with fault tolerant high-speed access to the Internet, which is designed to minimize the risk of downtime for our web site. We paid a $3,500 set up fee and pay monthly fees of approximately $4,700 for these services, which are the same rates paid by other subscribers. We currently do not have a written agreement with Telus.

     o Cybercash, a leading provider of third-party credit card processing services, has agreed to facilitate our credit card transactions. We have no formal arrangement with Cybercash and receive no preferential discounts for their services.

     o eBay, the world's largest person-to-person trading community, has accepted our application to simultaneously list all of our Silent Auction inventories on eBay's web site. eBay generally accepts all requests for listing merchandise on its web site, and we receive no advantage or preferential treatment in our listings. We pay eBay a 3% fee for all transactions facilitated by eBay, which is subject to change at eBay's sole discretion. We have no written agreement with eBay for listing our products or linking to our site, and we cannot assure you that we will enter into or maintain any relationships with eBay.

The arrangements made with Compaq, Allaire and Telus were made through Dexton Technologies. Dexton Technologies is an approved systems and service provider for Compaq and Allaire, and based on Dexton Technologies' existing relationship with them, we believe that we may have received our systems and services on terms that were more favorable than those we could have negotiated independently. We cannot assure you that we will be able to maintain these relationships or enter into any formal agreements with Allaire, Telus, Cybercash, or eBay for future services or products on acceptable terms, if at all. If we are unable to maintain these relationships, we will be required to enter into relationships with other service providers and we may experience delays in completing the development of our live auction broadcasting services or disruptions of our web site services. Delays and/or disruptions may have a material adverse affect on our business and results of operations.

We are also actively seeking listings with other Internet service providers to direct traffic to our web site. In the future, we may enter into cooperative marketing arrangements designed to build our Ableauctions.com brand name and to increase awareness of our web site.

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

Our research and development program consists of developing technologies related to our web site and the systems required to broadcast live auctions over the Internet. We had spent $526,787 as of December 31, 1999 and approximately $2,000,000 as of December 31, 2000, on expenses related to research and development, including consulting fees, technical fees, development of our data base management technologies, research and development of our graphic and video broadcasting technologies, systems design and testing, and other technological aspects of our web site.

We anticipate that we will spend approximately an additional $750,000 in 2001 to develop our online technology to achieve the following:

     o reduce the amount of human intervention required for live broadcasts on our web site

     o improve the efficiency or access speed between the online bidder and the auctioneer

     o    improve video streaming and voice carryover during online broadcasts

     o    produce statistical reports on transactions through the Internet.

Our Ableauctions.com Technology

The following section outlines the technology components that are anticipated to be used by us to deliver Web-based auctions:

DISA Technology

Our system will be based on distributed Internet server array or "DISA" technology, a fault-tolerant architecture system custom-designed by Compaq. DISA uses industry-standard platforms and packaged application server software to increase system flexibility. Compaq tests have shown that the DISA architecture allows a web server, such as our ColdFusion application by Allaire Corporation, to scale beyond the limitations of a single server. DISA enables a group of servers to perform as a single, highly-scalable system, which can be networked to share the load, compensate for server failures, and increase manageability of a web site server system. DISA architecture also allows requests and processing to be transferred from one machine to another in the event any one machine becomes overloaded. If one of our data resource servers fail, we anticipate our conventional fail-over clustering technology will allow us to minimize downtime.

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

Web Application Server Software

We have selected the following server software:

Microsoft Windows NT Server, Microsoft SQL Server and Allaire ColdFusion Enterprise Servers.

Our ColdFusion server application runs as a 32-bit multi-threaded system service or daemon on Windows NT. This architecture enables ColdFusion to scale upward to support heavy user loads. The multi-threaded architecture allows each user or page request to execute as a separate thread on the system, with each thread handled by the underlying operating system threading architecture. The multi-thread server architecture lends itself to scaling the application server across machines. Windows NT supports a technology called SMP that allows applications to execute threads across multiple processors on a single machine, which increases the efficiency and processing capabilities of the machine. As the number of processing units on the machine increases, the simultaneous processing power of the ColdFusion server increases.

Video Technology

We have developed specialized technology to enable us to transmit our auctions live on our web sites. This technology incorporates a high-image quality, no-download, and no-buffer streaming video server for low bandwidth Internet transmission. The broadcast produces real-time, 144 x 176 pixel images at 7 to 15 frames per second over a 56 Kbps connection. More importantly, users do not need to download any software to view the broadcast. The broadcast can be scaled to a variety of sizes to best suit the intended audience. The technology and systems required at each remote auction house include the following components:

     o    2 Video Cameras

     o    4 Digital Cameras

     o    Wireless 900 MHz transmitters

     o    ISDN or ADSL lines

     o 1 Video Server, 6 notebook checkout stations, 3 notebook proxy bidding stations

     o    Local network and server

The fixed cost to implement each web site is expected to cost $125,000 to $150,000.

History of Our Corporation

We were incorporated in the State of Florida on September 30, 1996 as "J.B. Financial Services, Inc." We were inactive until August 1998. On July 19, 1999, we changed our name to "Ableauctions.com, Inc."

Our shares began trading on the OTC Bulletin Board under the symbol "ABLC" on July 21, 1999.

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

Effective March 20, 2000, we acquired the business assets of Mesler's Auction House of Scottsdale, L.L.C., and real estate and a building from C&C Capital Investment, Inc., an affiliate of Mesler's. Mesler's is an Arizona based company that auctions antiques and other furniture and equipment. We paid $255,000 cash and issued 30,625 shares of our common stock with a fair market value of approximately $245,000 for the Mesler's assets; and $1,200,000 cash, $1,056,110.53 by assumption of a wrap-around promissory note and a wrap-around deed of trust and assignment of rents, and issued 155,486 shares of our common stock with a fair market value of approximately $1,245,000 for the property. See "Our Acquisition of Mesler's Auction House."

Effective May 5, 2000, we hired the founder, Robert Kavanagh, and acquired all of the business assets of Auctions West Sales Corporation, a British Columbia based auction company, for 10,000 shares of our common stock with a fair market value of approximately $70,000. See "Our Acquisition of Auctions West."

Effective May 16, 2000, we acquire all of the issued shares of Ehli's Commercial/Industrial Auctions, Inc., a Tacoma, Washington based liquidator of automobiles and industrial equipment, from Randy Ehli, the sole shareholder, for $900,000 cash and 50,000 shares of our common stock with a fair market value of approximately $350,000. See "Our Acquisition of Ehli's Auctions."

Our shares began trading on the AMEX under the symbol "AAC" on June 29, 2000.

We acquired Johnston's Surplus Office Supplies Ltd. on July 26, 2000 for $338,300 (CDN$500,000) in cash and issued 68,182 shares of common stock with a fair market value of approximately $513,410. See "Our Acquisition of Johnston's Surplus Office Supplies."

We acquired Jarvis Industries Ltd. for $286,263 (CDN$426,818) on July 31, 2000. See "Our Acquisition of Jarvis Industries." We also acquired Warex Supply Ltd. on July 31, 2000 for $145,672 (CDN$217,196.98) and 6,900 shares of common stock with a fair market value of approximately $55,200. See "Our Acquisition of Warex Supply."

Our current corporate organization structure is as follows:

                             ABLEAUCTIONS.COM, INC.
                              ORGANIZATIONAL CHART

[The chart illustrates the corporate structure of Ableauctions.com, Inc. The box at the top of the chart reads "Ableauction.com, Inc. (a Florida corporation." Below the top box is a line of boxes connected by lines to the top box reading across as follows: "Able Auctions (1991) Ltd. (a British Columbia corporation)"; "Ableauctions.com (Washington), Inc. (a Washington corporation); "Ehli's Commercial Industrial Auctions, Inc. (a Washington corporation)"; "Johnston's Surplus Office Systems Ltd. (a British Columbia corporation)"; "Sanmac Financial Ltd. (a British Columbia corporation)"; and "Warex Supply Ltd. (a British Columbia corporation)." Under the box "Able Auctions (1991) Ltd. (a British Columbia corporation)" are two boxes side by side connected by lines titled:
"Ross Auctioneers (Operating Division)" and "Auctions West (Operating Division)." Under the box "Albeauctions.com (Washington), Inc. (a Washington corporation)" are two boxes side by side connected by lines titled: "Mesler's Auction House (Operating Division)" and "Falcon Trading (Operating Division)." Under the box "Johnston's Surplus Office Systems Ltd. (a British Columbia corporation)" are two boxes in a vertical column connected by lines: the first box is titled "Surplus Office Systems Holdings, Inc." and under that is a box titled "Surplus Office Systems, L.L.C. (a Washington limited liability company)." Under the box "Sanmac Financial Ltd. (a British Columbia corporation)" is a box connected by a line titled "Jarvis Industries, Inc. (a British Columbia corporation)."]


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

We issued 1,843,444 shares of our common stock and paid $1,027,333 to Dexton for all of the issued and outstanding shares of common stock of Able Auctions (1991) and to pay debt owed by Able Auctions (1991) to Dexton, including $385,000 in liabilities owed by Able Auctions (1991) for advances and accounts payable related to products and services provided to Able Auctions, $56,000 in other expenses paid by Dexton on behalf of Able Auctions (1991), including $5,600 in legal fees related to trademark services, $3,500 paid to Allaire Corporation for web site development, $1,400 for insurance expenses, $12,000 for web site development work performed by Dexton and $32,200 for computer server equipment.

We appointed Abdul Ladha as our President and a director and Jeremy Dodd, the Vice-President of Operations of Able Auctions (1991), as our Secretary and Treasurer.

We commenced the development and testing of technology, software, and systems to launch our Ableauctions.com web site.

We filed a Form 10-SB registration statement with the SEC to register our common stock under the Securities and Exchange Act of 1934, as amended. We became a reporting issuer effective January 12, 2000.

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

Effective December 31, 2000 the founder of Falcon Trading, Inc. decided to cease his employment with Ableauctions and move to Florida. As compensation to end his employment agreement with Ableauctions Mr. Moore agreed to return to Ableauctions his shares of Ableauctions that he received when he sold the assets of Falcon Trading.

Our Acquisition of Mesler's Auction House

On March 20, 2000, Ableauctions.com (Washington) purchased the assets of Mesler's Auction House of Scottsdale, L.L.C. as a going concern, pursuant to an asset purchase agreement dated

March 20, 2000 among Mesler's, Ableauctions.com (Washington), and us. Mesler's was an auctioneer of antiques and other furniture and equipment operating in Scottsdale, Arizona. The purchase price for the Mesler's assets was $500,000, of which $255,000 was paid in cash and the balance of $245,000 was paid by the issuance of 30,625 shares of our common stock at the deemed price of $8.00 per share. We also issued a warrant to Mesler's to purchase up to 150,000 shares of our common stock at a price of $8.00 per share until March 20, 2001. See "Recent Sales of Unregistered Securities."

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

Our Acquisition of Auctions West

On May 5, 2000, Able Auctions (1991) hired the founder, Robert Kavanagh, and purchased the assets of Auctions West Sales Corporation as a going concern, pursuant to an asset purchase agreement dated May 3, 2000 among Auctions West, Able Auctions (1991), and us. Auctions West was a liquidator of the assets of bankrupt persons or businesses operating in Vancouver, British Columbia. The purchase price for the assets of Auctions West was $70,000 (Cdn$100,000), which was paid by the issuance of 10,000 shares of our common stock at the deemed price of $7.00 per share. See "Recent Sales of Unregistered Securities."

Our Acquisition of Ehli's Auctions

On  May  16,   2000,   we  purchased   all  of  the  issued   shares  of  Ehli's
Commercial/Industrial Auctions, Inc. from Randy Ehli, pursuant to a share purchase agreement dated May 16, 2000 among Randy Ehli, Ehli's Auctions, and us. Ehli's Auctions is a Tacoma, Washington based liquidator of automobiles and industrial equipment. The purchase price for the shares of Ehli's Auctions was $1,250,000, of which $900,000 was paid in cash and the balance of $350,000 by the issuance of 50,000 shares of our common stock at the deemed price of $7.00 per share. See "Recent Sales of Unregistered Securities."

Our Acquisition of Johnston's Surplus Office Supplies

On July 26, 2000, we acquired all of the common stock of Johnston's Surplus Office Systems Ltd., a company incorporated under the laws of British Columbia ("Johnston's"), from Brett Johnston and One Day Holdings Ltd., a company incorporated under the laws of British Columbia (the "Vendors"). We agreed to purchase Johnston's from the Vendors for $338,300 (Cdn $500,000) in cash and the balance of $513,410 by issuing the Vendors 68,182 shares of our common stock at a deemed price of $7.53 per share. See "Recent Sales of Unregistered Securities."

In connection with our acquisition of Johnston's, we, through our subsidiaries Surplus Office Systems, LLC., a Washington limited liability company, and Able Auctions (1991), entered into a separate employment agreement dated July 26, 2000 with Brett Johnston, under which we agreed to employ Mr. Johnston to manage the Registrant's San Francisco Bay Area operations for a term of three years. Under the employment agreement, we agreed to pay Mr. Johnston a salary of $125,000 per year and a bonus of 2% of the gross sales from our operations in the San Francisco Bay Area (to the extent such sales exceed $6,250,000). We also agreed to grant Mr. Johnston a stock option under our 1999 stock option plan exercisable to acquire up to 100,000 shares of our common stock at $8.66 per share, vesting over three years.

Our Acquisition of Jarvis Industries Ltd.

On July 31, 2000, we acquired all of the outstanding common shares of Sammac Financial Ltd. ("Sammac") and its wholly-owned subsidiary Jarvis Industries Ltd. ("Jarvis") from the shareholders of Sammac for $288,000 (Cdn$426,818) in cash.

In connection with our acquisition, we entered into the following three-year employment agreements:

     (a) with Murray Jarvis for annual salary of $100,603 (Cdn$150,000) per year; a grant of 60,000 options vesting over 3 years; and a vehicle allowance of $469 (Cdn$700) per month. We also agreed to pay Mr. Jarvis a bonus of $16,767 (Cdn$25,000) if the combined companies Warex Supply Ltd. ("Warex") and Jarvis produce net earnings of over $87,190 (Cdn$130,000).

     (b) Michael Collins for annual salary of $57,008 (Cdn$85,000) per year; a grant of 15,000 options vesting over 3 years; and a vehicle allowance of $335 (Cdn$500) per month. We also agreed to pay Mr. Collins a signing bonus of $6,706 (Cdn$10,000).

Our Acquisition of Warex Supply

On July 31, 2000, we acquired all of the outstanding common shares of Warex Supply Ltd. from Murray Jarvis and Michael Collins for $146,800 (Cdn$217,196) in cash and 6,900 shares of our common stock at a deemed price of $8.00 per share. See "Recent Sales of Unregistered Securities."

Government Regulation

Our brick-and-mortar auction houses are generally subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Such laws and regulations may require us to obtain a license or registration, or post a surety or bond as a precondition of doing business within the jurisdiction. In addition, applicable laws may require us to transact business and sell merchandise in accordance with specific guidelines, including the means by which we obtain our merchandise, advertise our auctions, conduct our bidding procedures, close transactions, hold client funds, and other restrictions that may vary from state to state. We cannot guarantee that we will not be subject to actions arising out of violations by our brick-and-mortar auction houses. Such actions may have a material adverse affect on our business and results of operations.

There are currently few laws or regulations that directly apply to access to, or commerce on, the Internet. It is possible that governing bodies may adopt a number of laws and regulations governing issues such as user privacy on the Internet and the pricing, characteristics, and quality of products and services offered over the Internet. It is also possible that government authorities will adopt sales or other taxes involving Internet business.

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

"Ableauctions" and "Ableauctions.com" are our trademarks, which we have registered under Canadian trademark laws and applied for registration under U.S. trademark laws, which application is still in progress. We have not submitted an application to register these trademarks. We have registered the Internet domain name "ableauctions.com". We intend to use copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We cannot assure you that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As at December 31, 1999, we had 27 employees and 7 consultants. As at December 31, 2000, we had a total of 98 employees, including 40 full time employees, 12 consultants and 46 part-time and temporary employees. In addition to management, we employ auction staff, sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees. We believe our relations with our employees are good. We expect to hire additional senior management, customer service management, database administrator, several software developers, customer service representatives, technical support representatives and sales/marketing staff.

Material Agreements Related to Our Business

In addition to the agreements described above and in "Business/Strategic Affiliates", the following material agreements relate to our business:

     Dexton Technologies Corporation - Management Agreement: Under a consulting agreement dated August 24, 1999, Able Auctions (1991) engaged Dexton Technologies to provide consulting services for in connection with the development of Able Auctions' business and Internet strategy. In consideration of Dexton's services, Able Auctions paid to Dexton a fee of $240,000. Abdul Ladha, our director, President, and Chief Executive Officer, and Barrett Sleeman, our director, are also directors and/or officers of Dexton Technologies Corporation. See "Related Party Transactions - Consulting Agreement with Dexton Technologies Corporation."

     Compass   Investment   Management  Limited  -  Corporate  Finance  Advisory
     Agreement: In March 2000, we engaged Compass Investment Management Limited ("Compass"), an associate company of EIS, as corporate finance adviser to our Board of Directors in respect of arranging and coordinating proposed financings and other finance and investor relations services. We agreed to pay to Compass a commission of 7.5% on the first US$10 million raised by us from investors introduced to us directly by Compass, and 4% thereafter. We also agreed to pay to Compass/EIS a commission according to the above scale in respect of any subsequent funding raised by us, during the two year period following the date of termination of the agreement, from investors introduced to us directly by Compass/EIS during the term of the agreement. This fee does not apply where the introduction is to an investment bank or broker with a view to completing a public offering of our securities.

     KCSA Public Relations Worldwide - Public and Investor Relations  Agreement:
     In February 2000, we engaged KCSA Public Relations Worldwide of New York to provide us with public and investor relations and corporate and marketing communications services for an initial term of six months. We agreed to pay to KCSA the monthly fee of $16,000, which provides us with 100 hours of KCSA's professional services. Any additional time spent by KCSA on our behalf will be billed at the hourly rate of $165. We also agreed to reimburse KCSA for out-of-pocket expenses plus an agency charge of 20% for certain expenses, with any individual expenditure over $500 requiring our approval. KCSA has also agreed to use its best efforts to arrange financings with institutional and/or individual investors. If KCSA is able to arrange a financing, we have agreed to pay to KCSA a commission of 5% on the first $1 million raised, 4% on the second $1 million raised, 3% on the third $1 million raised, 2% on the fourth $1 million raised, and 1% on the fifth $1 million raised and on any additional funds raised thereafter. The agreement with KCSA was terminated in January 2001. We continue to retain KCSA on a fee for service basis, but not under a formal agreement.

Risk Factors

Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors:

We have a limited operating history and a history of losses

Before our acquisition of Able Auctions (1991) Ltd., we had no material business or results of operation. We incurred a net loss of $1,339,492 during 1999, and $11,837,363 during the year ended December 31, 2000. We anticipate that we will continue to incur losses at least through fiscal 2000. We do not believe that we will generate sufficient revenues to support our planned activities in fiscal 2000 because of our projected development and marketing costs and costs related to our expansion strategy. See "Plan of Operation" and "Summary of Operating Budget." In the foreseeable future, we believe that these expenses will increase our net losses, and we cannot assure you that we will ever be profitable.

As of December 31, 2000, we had current assets of $2,657,627 and current liabilities of $2,115,558. Our working capital position at December 31, 2000 was $542,069 (1999 - $489,207). We anticipate raising additional capital through sales of our equity and/or debt; however, we cannot assure you that we will be able to obtain adequate financing to support our planned activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Our ability to complete acquisitions in 2001 and to meet our business projections through December 31, 2001 may depend on our ability to raise additional capital in the amount of $15 million or more during 2001.

We anticipate that we may need to seek additional capital in the amount of $15 million or more in 2001 to meet our operating and capital budget requirements through December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that any additional financing would be available on terms acceptable to us, or at all. See "Note Regarding Forward Looking Statements." Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our intended course of action and business strategy in 2001, which will have a material adverse effect on our ability to meet our business projections. If we do not complete any additional acquisitions, we believe we will have sufficient working capital to fund our operations through December 2001.

Our growth strategy success depends on our ability to acquire additional auction and liquidation businesses and to integrate these acquisitions into our business.

Our business strategy is to grow through acquisitions or strategic affiliations with auction companies in a number of North American markets. We have acquired eight auction and liquidation businesses during the 12-month period ended July 31, 2000. We may acquire additional auction houses, although we have not publicly announced any plans to do so. There can be no assurance that our current management, personnel, and corporate infrastructure will be adequate to manage future growth, if any. The success of our business strategy depends on making further acquisitions of or entering into strategic affiliations with auction companies.

We also cannot guarantee that we will be able to integrate new acquisitions or affiliations successfully into our company without substantial costs, delays, or other operational or financial problems. Further, acquisitions and expansion into new markets involve a number of special risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, and amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. In addition, competition in the acquisition market is intense, and prices paid for auction houses have increased in recent years.

We may finance future acquisitions and expansions by incurring additional bank indebtedness, using cash from operations, issuing common stock or other securities, or any combination of these. If our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to make acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that we will be able to obtain the financing we will need in the future on terms we consider acceptable, if at all.

We have experienced rapid growth, which has placed a strain on our resources, and any failure to manage our growth effectively could cause our business to suffer

We do not have a proven record in managing our growth and may not be successful in doing so. We have grown from 12 employees on August 24, 1999 to approximately 98 employees on December 31, 2000. We have recently acquired additional auction businesses, hired key management personnel and added personnel in connection with these acquisitions. We plan to continue expanding through acquisitions and to continue to develop our Internet e-commerce (the online purchase of goods and services by consumers and businesses) site. Past growth in these areas has placed, and any future growth will continue to place, a significant strain on our management systems and resources.

If we are unable to achieve a significant number of visitors and successfully facilitate transactions, we may be unable to generate sufficient revenues to earn a profit

The success of our Ableauctions.com web site may depend on achieving significant market acceptance of our web site by consumers. We currently offer only a limited selection of merchandise for sale in our silent auctions. We anticipate that we will have very limited market acceptance until we begin offering more items of merchandise for sale and our brand name is established. Our business concept of offering an Internet solution for broadcasting live auctions is still being tested and we cannot assure you that our Internet strategy to broadcast live auctions will be successful, or that it will increase revenues of our live auctions.

Our competitors and potential competitors may offer more cost-effective merchandising solutions than us, which could damage our business and our ability to successfully commercialize our web site. Our failure to attract visitors, successfully complete transactions, and develop an adequate auction house base will seriously harm our business and our ability to earn a profit.

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and businesses using our services. Our success also depends on our and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We intend to rely on Compaq to provide us with DISA technology; Allaire Corporation to assist us with our software application development, server maintenance and software upgrades; Cybercash to provide third party credit card processing services; and any other third parties we may hire in the future to assist us in expanding our technological capacity, our transaction-processing systems, and network infrastructure as we grow. We cannot assure you that the vendors we have selected and will select in the future will be capable of accommodating any significant number or increases in the number of consumer and auction houses using our services. Such failures will have a material adverse affect on our business and results of operations. We may experience periodic systems interruptions and down time caused by traffic to our web site and technical difficulties, which may cause customer dissatisfaction and may adversely affect our results of operations. Limitations of our and our vendors' technology infrastructure may prevent us from maximizing our business opportunities.

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

We depend on third parties for uninterrupted Internet access and may be harmed by the loss of any such service

We rely on Telus Advanced Communications, an Internet service provider located in British Columbia, for uninterrupted Internet access. We have not entered into a definitive agreement for these services. Our business is dependent on uninterrupted Internet access and the loss of these services may have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we would be able to obtain these services from other third parties.

If we cannot protect our Internet domain name, our ability to conduct our operations may be impeded

We anticipate that the Internet domain name "ableauctions.com" will be an extremely important part of our business and the business of our subsidiaries. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "auctions" or other variations both in the United States and elsewhere.

Seasonality and potential fluctuations in results of operating may cause cash shortfalls materially affecting our results of operations

Because of our limited operating history and the emerging nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and a significant portion of our net revenues for a particular quarter is derived from auctions that are listed and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed.

We may be unable to adjust spending in time to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition. Based on management's experience in the auction industry, our discussions with other companies, and public disclosures by our competitors, we believe that our results of operations will be somewhat seasonal in nature, with fewer auctions listed around the Thanksgiving and Christmas holidays in the fourth quarter than at other times of the year.

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

Our success depends on the services of our key officers and our ability to attract and maintain qualified, experienced personnel

Our future success will depend on Abdul Ladha, our President and Chief Executive Officer, Ron Miller, our Chief Financial Officer and Vice-President, Jeremy Dodd, the Vice-President of Operations of Able Auctions (1991) and our Secretary and Treasurer, and Randy Ehli, the Vice-President, Northwest Auctions of Ehli's Commercial/Industrial Auctions, Inc. Abdul Ladha is also President of Dexton Technologies Corporation, and we anticipate that he will spend 75% of his business time managing our company. We also rely heavily on Mr. Dodd to manage our auction operations and we intend to hire additional personnel or consultants to assist us in developing and implementing our technology and business plan. Mr. Miller will dedicate his time to our business on a full time basis, and we intend to rely on him to assist us in developing our financial and business strategies. We will rely on Mr. Ehli to assist us in managing and expanding our Northwest auction operations. We also rely on consultants and advisors who are not employees.

The loss of key personnel could have an adverse effect on our operations. We do not maintain insurance to cover losses that may result from the death of any of our key personnel. Competition for qualified employees is intense. Our inability to attract, retain, and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition, and results of operations. Our financial situation may adversely affect our ability to retain existing personnel and attract new personnel. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

Risks Related to Our Industry

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively

The market for broadcasting auctions over the Internet is new, rapidly evolving, and intensely competitive. The market for live video-fed auctions is even newer, and we expect competition to intensify further in the future. Our direct competitors will include Livebid.com, which is owned by Amazon.com, and other web sites that broadcast live auctions. We will also compete with various online auction services, including eBay; UBID.com; Onsale Exchange, a division of Onsale, Inc.; Auction Universe, a Times-Mirror company; Excite, Inc.; and a number of other small services, including those that serve specialty markets. We will also compete with business-to-consumer online auction services such as Onsale, First Auction, Zauction, and Surplus Auction.

We face potential competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including Amazon.com, America Online, Inc., Microsoft Corporation, and Yahoo! Inc., currently offer a variety of business-to-consumer trading and classified advertisement services and may introduce live auctions to their large user populations. We believe that the principal competitive factors in the online auctions market are volume and selection of goods, population of buyers, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools, and system reliability. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources than us.

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

Due to the emerging nature of Internet commerce, we are unable to forecast our expenses and revenues accurately, and if our expenses exceed our revenues, we may never become profitable

Due to the emerging nature of Internet-based advertising, services, and electronic commerce, we are unable to forecast our expenses and revenues accurately. We believe that because the Internet has been available to the general public for a relatively brief time, the successful operation of any form of Internet-based business will be uncertain. Our current and future estimated expense levels are based largely on our estimates of future revenues and may increase considerably. Few, if any, of our operating expenses can be quickly or easily reduced, such as the laying off of personnel or reducing our commitment to our consultants and service providers, without causing a material adverse effect to our business, financial condition, and operating results. In addition, we may be unable to adjust spending in time to compensate for any unexpected expenditures, and a shortfall in actual revenues as compared to estimated revenues would have an immediate material adverse effect on our business, financial condition, and operating results.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web site or limit our ability to generate revenues

We are subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted regarding the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. In addition, numerous states have regulations regarding the manner in which auctions may be conducted and the liability of auctioneers in conducting such auctions.

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

Item 2.  Description of Property

Through our subsidiary, Ableauctions.com (Washington), we own a commercial property located at 7303 East Earll Drive, Scottsdale, Arizona, which includes a 50,000 square foot building. This property houses our head offices and our flagship auction facility. We acquired the property on March 20, 2000 pursuant to a purchase and sale agreement between Ableauctions.com (Washington) and C&C Capital Investment, Inc., in consideration of $1,200,000 in cash, $1,056,110.53 by the assumption of a wrap-around promissory note and a wrap-around deed of trust and assignment of rents, and 1,243,889.47 by the issuance of 155,486 shares of our common stock at the deemed price of $8.00 per share, for a total purchase price of $3,500,000.

We currently lease, through our subsidiary Able Auctions (1991) Ltd., our principal business office comprising 15,000 square feet at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada, pursuant to a lease that expires on December 1, 2009. The monthly payments under the lease are $11,400
(Cdn$17,100) plus goods and services tax. The lease may be terminated on one month's notice. The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.

We lease our corporate office space at 3112 Boundary Road, Burnaby, British Columbia, Canada, from Derango Resources Inc. The term of the lease commenced September 1, 1999 and continues until August 31, 2004. The annual basic rent is approximately $20,000 (Cdn$27,991.12), payable in equal monthly installments of approximately $1,667 (Cdn$2,332.60). This lease was terminated in March 2001 with no penalty to Ableauctions.

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

We have leased approximately 13,000 square feet of warehouse and office space at 800 East 3rd Avenue, San Mateo, California. There were two years remaining under the lease and the monthly rent is $12,000. The landlord has offered, and Ableauctions has accepted, to terminate the lease in June 2000 as the property is to be redeveloped. Ableauctions is currently looking for new space in the San Mateo area.

We have leased approximately 20,000 square feet of warehouse, production and office space at 1570 Rand Avenue, Vancouver, British Columbia. There are four years remaining under the lease and the monthly rent is $6,975 (Cdn$10,400).

Neither we nor our subsidiaries presently own or lease any other property or real estate.

Item 3.  Legal Proceedings

As of the date hereof, there is no material litigation pending against us. From time to time, we may become a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol "AAC". Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ABLC". The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2000 through March 31, 2001, as published by the American Stock Exchange and the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

                       Quarterly Common Stock Price Ranges


         NASD OTCBB
   Quarter Ended                                        2000
   -------------                              --------------------------
                                               High                Low
                                              ------              ------
   March 31                                   $10.44              $4.12

   June 28 (1)                                $ 8.12              $5.50

         AMEX

  Quarter Ended                                        2000
   -------------                              --------------------------
                                               High                Low
                                              ------              ------
  September 30 (2)                            $ 9.50              $3.62

  December 31                                 $ 4.75              $2.87

  Quarter Ended                                        2001
   -------------                              --------------------------
                                               High                Low
                                              ------              ------
  March 31                                    $ 4.40              $3.00

(1)  To June 28, 2000, our shares traded on the OTCBB.
(2) From and after June 29, 2000, our shares traded on the American Stock Exchange.


There were 49 record holders of our common stock as of March 28, 2001.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2000, Ableauctions.com issued and sold unregistered securities in the following transactions:

1. On February 25, 2000, we completed a private placement of 1,000,000 units at the price of $5.00 per unit to two persons for proceeds of $5,000,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant. Each warrant is exercisable to acquire one additional share of our common stock at a price of $5.00 until February 25, 2001, and thereafter at a price of $6.00 until February 25, 2002. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended.

2. On February 29, 2000, we issued 53,405 shares of our common stock at the deemed price of $6.756 per share per share to Falcon Trading, Inc. in consideration for the business assets of Falcon Trading. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

3. On March 20, 2000, we issued 30,625 shares of our common stock at the deemed price of $8.00 per share to Mesler's Auction House of Scottsdale, LLC. in partial consideration for the business assets of Mesler's. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended. We issued to Mesler's a non-transferable share purchase warrant to purchase 150,000 shares of our common stock at a price of $8.00 until March 20, 2001. This warrant was not exercised and has expired.

4. On March 20, 2000, we issued 155,486 shares of our common stock at the deemed price of $8.00 per share to C&C Capital Investment, Inc. in partial consideration for a real estate property and building. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

5. On April 18, 2000, we issued 4,822 shares of our common stock at the deemed price of Cdn$10.37 ($7.15) per share to Simon Fraser University in partial consideration for the assignment of intellectual property rights. The issuance of the shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

6. On April 28, 2000, we completed a private placement of 1,210,240 units at the price of $5.00 per unit for proceeds of $6,051,200. Each unit consisted of one share of common stock and one non-transferable share purchase warrant. Each warrant is exercisable to acquire one additional share of our common stock at a price of $6.00 until April 28, 2001. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation S promulgated under the Securities Act of 1933, as amended.

7. On May 5, 2000, we issued 10,000 shares of our common stock at the deemed price of $7.00 per share to Auctions West Sales Corporation in consideration for the business assets of Auctions West. The issuance of the shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

8. On May 16, 2000, we issued 50,000 shares of our common stock at the deemed price of $7.00 per share to Randy Ehli in partial consideration for all the issued shares of Ehli's Commercial/Industrial Auctions, Inc. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

9. On May 23, 2000, the Company issued 10,000 shares of common stock to Robert Kavanagh, a non-U.S. person as partial consideration in the acquisition of the assets of Auctions West Sales Corporation. All offers and sales took place outside of the United

     States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

10. On July 26, 2000, we issued 68,182 shares of common stock at a deemed price of $7.53 per share to Brett Johnston and One Day Holdings Ltd., a company incorporated under the laws of British Columbia, in connection with our acquisition of Johnston's Surplus Office Systems Ltd., a company incorporated under the laws of British Columbia. The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

11. On September 27, 2000, we issued 6,900 shares of common stock at a deemed price of $8.00 per share to Murray Jarvis and Michael Collins in connection with our acquisition of Warex Supply Ltd., a company incorporated under the laws of British Columbia. The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our plan of operation is based on the operating history of Able Auctions (1991) Ltd., our operations during 2000, our experience in the industry, our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating budget for the year ending December 31, 2001.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our 5 locations in Surrey and Coquitlam, British Columbia; Tacoma, Washington; Scottsdale, Arizona, and San Mateo, California. We also hold auctions at customer locations in bankruptcies and insolvencies. We intend to increase the number of auctions we currently hold from 12 to 16 per month, per auction house, beginning in the second quarter 2001.
See "Description of Business - Our Business Strategy."

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

We launched our web site for public viewing in September 1999 and broadcasted our first live auction in January 2000. We are in the process of further refining the technologies related to broadcasting live auctions on our web site. We intend to broadcast auctions from all our locations on an alternating basis. We may add auctions of other auction houses if we acquire additional auction locations or if we develop strategic affiliations with other auction houses to broadcast their auctions.

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend approximately $750,000 on research and development efforts during fiscal 2001. See "Description of Business - Research and Development."

Install the live broadcast technology at regional auction sites

We plan to install live broadcast technology at all of our auction locations. We intend to complete the installation of broadcast equipment at Coquitlam, British Columbia and San Mateo, California during 2001. We estimate the costs of installing broadcast equipment will be approximately $10,000 to $15,000 per location.

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. We also intend to license our software to other auction companies and commence marketing efforts in the first quarter of 2001. Our management also intends to continue to identify possible auction companies to enter into marketing strategic relationships.

Install the computer server hardware

We installed 40 servers in the first phase of our hardware and software implementation program in our British Columbia location in December 1999. We intend to install additional servers as traffic on our web site increases. When this demand increases, we may install additional servers in Arizona and New York. Our multi-server networking strategy is designed to allow visitors to our auction sites to have timely response time to effectively bid for items at our live auctions without bandwidth restrictions.

Hire additional key personnel

We  anticipate  adding  up  to  15  new  employees  with  e-commerce,   software
development, and software maintenance experience during 2001.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the fiscal year ending December 31, 2001:

      Marketing                                                   $ 5,000,000
      Ongoing research and development                                750,000
      Expansion of inventories                                      3,000,000
      Servers and operating systems                                 1,250,000
      Geographic expansion                                          5,000,000
                                                                  -----------
      Required Capital:                                           $15,000,000

Our operating and capital budget for the fiscal year ending December 31, 2001 is estimated to be approximately $15 million. As of March 31, 2001, we had approximately $600,000 in working capital. We anticipate that revenues from our operations and our working capital will be sufficient to finance our plan of operations through June 2001; however, we will be required to raise additional capital during the second quarter 2001 to meet our anticipated cash needs and to fund our plan of operation and geographic expansion strategy through December 31, 2001. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and cost associated with operating our auctions.

We will be required to raise additional capital during the second quarter 2001 to meet our anticipated cash needs. If we are unable to raise additional financing on acceptable terms, we may be forced to delay the implementation of our plan of operation and geographic expansion strategy, which may adversely affect our business and results of operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

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

The following discussion is qualified by the more complete financial information contained in our audited financial statements for the year ended December 31, 2000.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

The following discussion of our results of operations should be read in conjunction with our audited financial statements and the related notes included in this annual report. Results of operations of Able Auctions (1991) Ltd., Johnston's Surplus Office Systems Ltd., and Ehli's Auctions, Inc. prior to their acquisitions during 1999 and 2000 are not included in our consolidated financial statements.

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

We are an early stage company and our principal activity to date has been the acquisition, by either share purchase or asset purchase, of Able Auctions
(1991), and Ross Auctioneers & Appraisers, Auctions West, Johnston's Surplus Office Systems, Jarvis Industries and Warex Supply, all in British Columbia, Canada, and Falcon Trading and Ehli's Auctions in Washington State, and Mesler's Auction House in Arizona. Before these acquisitions, we had no material business and no material revenues, expenses, assets or liabilities.

We believe that our historic spending levels and the historic spending levels of our operating subsidiaries are not indicative of future spending levels because we are entering a period in which we will increase spending on research and development, marketing, staffing and other general operating expenses. For these reasons, we believe our expenses, losses, and deficit accumulated during the development stage will increase significantly before we generate material revenues or profits from our operations. In the absence of additional funding, there is substantial doubt about our ability to continue as a going concern for a reasonable period of time as set forth in the audited financial statements and related notes included in this registration statement.

Except for Ableauctions (1991) Ltd., which was acquired in the last quarter of 1999, all of our subsidiaries were acquired in the second or third quarter of 2000. The companies we acquired were typically owner-operated businesses. The major internal controls over spending, inventory, and assets were simply the oversight of the owner. There were no formal controls other than the management and cheque writing ability of the owners. Consequently, when we acquired these companies, we implemented many internal controls and operating procedures. As with most consolidations or mergers of related-business companies, we incurred significant costs to implement our inventory procurement model, operational strategy and administrative and accounting procedures. Many of the write-downs in the value of our assets were realized as a result of changing accounting systems and policies of the newly acquired businesses and recognizing the true value of their assets. These write-downs, such as bad debts, inventory and goodwill are non-recurring.

Throughout the year, we also implemented our business plan and strategy of developing a platform to conduct auctions live over the Internet. As a result, we expended significant funds on developing the actual website and software, organizing a management team to market and develop the programs, and marketing our software in North America. During the fourth quarter 2000, we hired marketing personnel in an effort to license our technology to auction houses and to market our Internet capabilities and broadcasting services.

During the fiscal year 2000, we also expanded our "bricks and mortar" auction strategy by acquiring reputable auction houses in the northwest and implementing our auction and inventory procurement models. As part our strategy we hired a team of purchasing agents to source inventory supplies and to market our commercial auction services.

During 2000, we submitted a listing application and implemented corporate governance policies to qualify for trading on the American Stock Exchange ("AMEX"). On June 29, 2000, we began trading on the AMEX.

Management's Discussion and Analysis

The following discussion on our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2000. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Year ended December 31, 2000 compared to the corresponding period in 1999.

Revenues. During the year ended December 31, 2000, we had revenues of $10,647,213 (1999 - $898,450) including $8,607,230 from the sale of goods and
$2,039,983 from commissions generated from the sale of consigned merchandise. 1999 was a start up year and only included revenues from Able Auctions (1991) Ltd. from August 24, 1999 to December 31, 1999, and it did not include revenue from any of the acquisitions completed in 2000.

Sales of goods consisted of 80.8% (1999 - 92.3%) of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out and liquidation situations, which generally result in higher gross profit margins.

Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisition, growth strategy and the start up and maintenance costs relating to our Web business. We also realized significant expenses from the write down of account's receivable. Operating expenses were $10,047,058 (1999 - $1,673,900) for the year ended December 31, 2000.

Personnel and consulting expenses related to salaries and benefits $2,869,173 (1999 - $310,770), consulting and management fees $502,729 (1999 - $284,244) and commissions $277,888 (1999 - $39,625) accounted for $3,649,790 (1999 - $634,639)
or 36.3% (1999 - 37.5%) of our operating expenses for the year ended December 31, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for the auction houses, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

During the year ended December 31, 2000, advertising and promotion expenses of $967,048 (1999 - $119,014) consisted of 9.6% (1999 - 7.1%) of our operating expenses. We anticipate promotion expenses will increase on a quarterly basis during 2001 as we increase promotional and marketing efforts to promote our auction houses and the number of auctions will increase.

General overhead expenses related to rent and utilities $954,796 (1999 - $73,695), telephone $222,552 (1999 - $19,118), travel $408,007 (1999 - $0), repairs and maintenance $460,545 (1999 - $0), automotive $77,251 (1999 - $46,196), insurance $97,289 (1999 - $2,535), office expenses $378,733 (1999 -
$58,644) and bad debts $781,505  (1999 - $36,011)  totalled  $3,380,678  (1999 -
$194,619) or 33.6% (1999 - 11.6%) of our total operating expenses during year ended December 31, 2000. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001, as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations and implement our Internet strategy.

All expenses compared to 1999 are significantly higher in absolute amounts. The increase is mainly due to the acquisitions throughout the year and the implementation of our accounting and administrative procedures in the new acquisitions as well as the implementation of our auction strategy and inventory procurement models. The management and employees for these programs were also hired during the later part of 1999. As a result, increased expenditures and costs were experienced in these areas as the new management and employees developed effective systems to implement these programs. The effective development of these internal control and inventory procurement systems takes time, and consequently some excess costs and redundancies were realized. We now believe that we have effective control over these systems and do not expect excess costs of inventory or accounts receivable write downs in the future.

Significant operating expenses included repairs and maintenance ($460,545) and bad debts ($781,505). During the year we occupied two large premises, one in Surrey, British Columbia, one of our auction centres, and the other in Coquitlam, British Columbia, a head office and retail outlet. Each of these locations required significant improvements for structure and appearance. These expenses are not expected to continue in 2001. Significant bad debts were also realized as we wrote off or down all non-collectible accounts from the start up of our retail store and acquisitions. We no longer accept credit in our retail outlets.

Professional fees of $555,023 (1999 - $76,057) during the year ended December 31, 2000, consisted of legal and accounting expenses related to the preparation and filing of a registration statement on Form S-1 under the Securities Act of 1933, completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our listing application for the American Stock Exchange, and professional fees associated with our acquisitions and financings. Unless we expand through acquisitions in 2001, which is dependent upon raising additional financing, professional fees should decrease.

Depreciation and amortization expense was $462,778 (1999 - $195,288) for the year ended December 31, 2000. A significant amount of goodwill and capital assets were written down in the fourth quarter of 2000 and as a result depreciation and amortization is expected to be much lower in future periods.

Gross Profit. Cost of goods sold were $8,866,530 (1999 - $582,346) for the year ended December 31, 2000. Gross profits were $1,780,683 (1999 - $316,104) or
16.7% (1999 - 35.1%) of total revenue. We believe that gross profits as a percentage of revenue will increase in the 2001, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buy outs and liquidations, which typically result in higher gross profit margins. The gross margin for 2000 is abnormally low as we realized significant write downs of inventory related to the start up of our auction businesses and acquisitions.

Net Loss.  We had a net loss of  $11,837,363  (1999 -  $1,339,492)  or $0.58 per share (1999 - $0.10 per share ) for the year ended December 31, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

Unless we raise additional financing through public or private equity financing, we anticipate net operating losses to decrease for the foreseeable future as a result of our restructuring program to control and reduce costs and realize the synergies from the previous acquisition program. If we are successful in raising additional funds, we anticipate certain expenses such as marketing, research and development and professional fees to significantly increase as we expand our Internet services, auction facilities and acquisition program.

Three months ended December 31, 2000 compared to the corresponding period in 1999.

Revenues. During the three months ended December 31, 2000, we had net auction revenues of $3,103,630 (1999 - $673,840). The fourth quarter of 2000 was the first quarter that recognized a full three months of revenue from all of our operations. We began to realize the synergies and benefits of acquiring the various auction houses throughout the Northwest. Inventory levels were maintained at sustainable levels for the level of sales during the fourth quarter 2000. Bad debts were reduced to negligible amounts as a result of the implementation of strong and effective controls in the newly acquired facilities.

Sales of goods were 81% (1999 - 92.3%) of our revenues. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Operating Expenses. Our operating expenses continue to reflect start up costs associated with our business, our acquisition, growth strategy and the start up and maintenance costs relating to our Web business. Operating expenses were $3,756,043 (1999 - $1,269,998) for the quarter ended December 31, 2000.

Personnel and consulting expenses related to salaries and benefits $946,876 (1999 - $233,077), consulting and management fees $113,352 (1999 - $213,182), and  commissions  $68,397  (1999 - $29,719)  accounted  for  $1,128,625  (1999 -
$475,978) or 30.0% (1999 - 37.5%) of our operating expenses for the three-month period ended December 31, 2000. We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for our auction houses, (ii) we expand our operations and (iii) we increase the frequency and number of auctions that we conduct. As we have only recently completed the acquisitions of Johnston's Surplus Office Systems Ltd., Jarvis Industries Ltd. and Warex Supply Ltd., we anticipate that personnel and consulting expenses as a percentage of operating expenses may increase until we are able to determine the efficient level of staffing for these auction houses.

During the three-month period ended December 31, 2000, advertising and promotion expenses of $285,142 (1999 - $51,954) consisted of 7.6% (1999 - 4.1%) of our operating expenses. The actual dollar magnitude of advertising is high in comparison to 1999 as our operations have greatly expanded due to our acquisitions and we incurred significant amounts of advertising in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate promotion expenses to remain constant in 2001 as efficiencies in advertising are attained and at the same time increase promotional and marketing efforts to promote our auction houses and the number of auctions increase.

General overhead expenses related to rent and utilities $340,756 (1999 - $55,271), telephone $55,954 (1999 - $14,338), travel related to operations $975
(1999 - $37,306), repairs and maintenance $327,219 (1999 - $14,572),  automotive
$32,134 (1999 - $34,647),  insurance $21,783 (1999 - $1,901) and office expenses
$81,617 (1999 - $40,075)  totalled  $462,753  (1999 - $198,110) or 12.3% (1999 -
15.6%) of our total operating expenses and 51.2% of our total revenue. Bad debts for the quarter were also abnormally high at $732,733 as we wrote down all accounts receivable that we believed were doubtful or uncollectible. The majority of the bad accounts receivable were realized from the start up of our used office furniture store, which has now been significantly reduced in operations and no longer accepts credit.

Repairs and maintenance are also abnormally high as we made significant improvements in our new leased operations to improve the efficiency of our operations. We capitalized the expenditure to the extent that leasehold improvements increased the value of our premises. We expensed the amounts related to repairs and maintenance. We believe that all of our leased and owned buildings are now at operable levels and will not require significant amounts for repairs and maintenance in the future.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods beginning in 2001 as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

Professional fees of $217,393 during the three-month period ended December 31, 2000, consisted of legal and accounting expenses related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to decrease in 2001 unless we expand our acquisitions and require legal assistance.

Depreciation and amortization expense was $48,330 (1999 - $8,979) for the three-month period ended December 31, 2000. Depreciation and amortization expense is much less than the previous quarter as a large part of the capital assets and goodwill were written down to recognize their impairment in value.

Gross Profit. Cost of goods sold were $1,239,005 (1999 - $422,187) for the three-month period ended December 31, 2000. Gross profits were ($335,375) (1999
- - $251,653). The negative gross margin was a direct result of writing down old and obsolete inventory that was acquired during our acquisition program. Normal gross margins are approximately 25% overall. We believe that gross profits will increase in 2001, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buyouts, which typically result in higher gross profit margins.

Net Loss. We had a net loss of $7,642,551  (1999 - $1,018,345)  or $0.39 (1999 -
$0.08) per share for the quarter ended December 31, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies. We also experience significant one time write-downs of our assets to reflect the reduction of Internet related business and activities.

We anticipate net operating losses to increase for the foreseeable future as a result of our planned efforts to expand and diversify our auction business in addition to anticipated development costs related to our web site. We also expect costs related to consulting and management fees, salaries, rent, marketing and promotion, and general overhead to increase during the year 2001. The increase in costs will only be related to developing new businesses, acquisitions or furthering the development and marketing of our Internet programs. We do not expect to experience losses or increased costs in our actual bricks and mortar auction houses.


Liquidity and Capital Resources

Our working capital position at December 31, 2000 was $542,069. We had cash and cash equivalents of $1,376,814, accounts receivables of $864,296, inventory of $302,767, and prepaid expenses of $113,750 at December 31, 2000. We anticipate that trade accounts receivables and inventory may increase during the year 2001 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $5,217,667 during the year ended December 31, 2000. We anticipate that cash will remain constant for 2001 as we anticipate that all of our auction houses will achieve profitability during the first quarter 2001. Our cash resources may decrease if we complete additional acquisitions during the 2001, or if we are unable to maintain positive cash flow from our business through 2001. We only intend to continue our acquisition program if additional financing is available.

Cash flow for investing activities during the year ended December 31, 2000, required $3,569,790, relating primarily to the cash component of our acquisition of Mesler's in Arizona, that included an acquisition of a large building, and the purchase of Ehli's Auctions. Cash flow for investing is expected to decrease as we curtail our investing activities until funds are raised.

Net cash flow from financing activities during the year ended December 31, 2000, were $10,257,930 from two private placements of an aggregate 2,210,240 units at $5 per unit, after deducting finance fees and costs of $1,147,670.

Our operating and capital budget for the year ending December 31, 2001 is approximately $15 million, to be used primarily for working capital and for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems. If we are unable to raise additional financings, then our operating and capital budget will be neutral and the only cash expended will those raised from operations.

Outlook

We have entered a period of rapid expansion and growth. In February 2000, we successfully raised $5 million and a further $6 million in April 2000 for net proceeds of $10.1 million. We intend to complete additional acquisitions during 2001, subject to obtaining additional financing to complete these transactions. We anticipate we will be required to raise an additional $8 to $15 million to adequately fund the acquisitions and to satisfy our operating and capital budget for the 2001. In the event we are unable to obtain additional financing, we intend to concentrate our resources on our existing operations. We believe we have sufficient working capital to fund our operations through December 31, 2001. See "Summary of Operating and Capital Budget."

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

As stated previously, we expended significant amounts of funds in developing internal controls, inventory procurement systems, Internet software, accounting systems and developing management teams. We believe that the benefits of these expenditures will be realized in the first and subsequent quarters of 2001. Losses will now only be realized to the extent of developing new markets, acquisition-related costs and Internet development. Our bricks and mortar operations should now experience profits and increasing revenues.

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry. See "Plan of Operation" and "Summary of Operating and Capital Budget."

Recent Financing

Our business activities and operations have been funded to date through issuance of shares of our common stock in the following transactions:

         Summary of Transactions
- -----------------------------------------------------------------------------------------------------------------
                                                                               Number of           Total Price Of
                                                                                 Shares               Shares ($)
                                                                              ------------        ---------------
Balance as of August 26, 1998                                                  6,250,000                5,000
Issued for consulting and professional services                                9,062,500              145,000
Issued in consideration for Able Auctions (1991) Ltd.                          1,843,444               73,738
Issued for cash at $3.20 per share(1)                                          1,094,057            3,500,980
Issued as consideration for the assets of Ross Auctioneers &
  Appraisers Ltd.                                                                 60,000              168,000
Issued for cash at $5.00 per share(2)                                          1,000,000            5,000,000
Issued as consideration for the assets of Falcon Trading, Inc.                    53,405              360,804
Issued as partial consideration for the assets of Mesler's
  Auction                                                                         30,625              245,000
House of Scottsdale, LLC(3)
Issued as partial  consideration  for certain assets of C&C Capital
  Investment, Inc.                                                               155,486            1,243,889
Issued as consideration for intellectual property rights from
  Simon Fraser University                                                          4,822               34,477
Issued for cash at $5.00 per share (4)                                         1,210,240            6,051,200
Issued as consideration for the assets of Auctions West Sales
  Corporation                                                                     10,000               70,000
Issued for cash at $5.00 per share (5)                                            60,000              300,000
Issued as partial consideration for the shares of Ehli's
 Commercial/Industrial Auctions, Inc.                                             50,000              350,000


         Summary of Transactions
- -----------------------------------------------------------------------------------------------------------------
                                                                               Number of           Total Price Of
                                                                                 Shares               Shares ($)
                                                                              ------------        ---------------


Issued for cash at $3.20 per share (6)                                            17,000               54,000
Issues as partial consideration for shares of Johnston's Surplus
  Office Systems Ltd.                                                             68,182              513,410
Issued as partial consideration for the shares of Warex Supply Ltd.                6,900               55,200
                                                                              ------------        ---------------
TOTAL                                                                         20,976,661(6)        18,171,098
                                                                              ============        ===============

(1) We issued units consisting of one common share and one-half of a common share purchase warrant. Each full warrant is exercisable to acquire an additional common share at $3.20 until August 24, 2000 and at $4.00 until August 24, 2001.
(2) We issued units consisting of one common share and one common share purchase warrant. Each warrant is exercisable to acquire an additional common share at $5.00 until February 25, 2001 and at $6.00 until February 25, 2002.
(3) We also issued a common share purchase warrant entitling Mesler's to purchase 150,000 common shares at $8.00 per share until March 20, 2001.
(4) We issued units consisting of one common share and one common share purchase warrant. Each warrant is exercisable to acquire an additional common share at $6.00 until April 28, 2001.
(5)  Common shares issued on the exercise of outstanding stock options.
(6)  As at March 31, 2001.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 8, 2000, we dismissed Davidson and Company, Chartered Accountants as our auditor and appointed Shikaze Ralston Tam Kurozumi, Chartered Accountants, of Vancouver, British Columbia, Canada.

Davidson and Company have not been associated with any of our financial statements subsequent to the quarter ended June 30, 2000. The change in independent auditors was effective for the fiscal year ended December 31, 2000, was approved by our Board of Directors, and was not due to any disagreement between the Company and Davidson and Company, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. Our financial statements for the fiscal year ended December 31, 1999 contain no adverse opinion or disclaimer of opinion and have not been qualified or modified as to audit scope or accounting opinion. The report for 1999 did contain a comment related to the uncertainty of the company as a going concern.

During the period prior to and preceding the change in independent auditors, there were no disagreements with Davidson and Company on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Davidson and Company would have caused them to make reference thereto in their report on our financial statements for the period. We have authorized Davidson and Company to respond fully to any subject matter of any potential disagreement with respect to our financial statements.

We have not been advised by Davidson and Company or our current auditors, Shikaze Ralston Tam Kurozumi, Chartered Accountants, of any of the following:

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

(c) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

     (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

     (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Davidson and Company. or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; and

(d) any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Davidson and Company or any other reason, any issue has not been resolved to such auditors' satisfaction prior to Davidson and Company replacement.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in Ableauctions.com's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 18, 2001 is incorporated herein by reference.


Item 10. Executive Compensation

The information set forth under the captions  "Executive  Compensation and Other
Information"  and   "Compensation  of  Directors"  in  the  Proxy  Statement  is
incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 18, 2001 is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A on or before April 18, 2001 is incorporated herein by reference.

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

     Exhibit
     Number         Description
     ------         -----------
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

    10.18(4) Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public Relations Worldwide

     Exhibit
     Number         Description
     ------         -----------
    10.19(3)        Share  Purchase  Agreement  dated May 16,  2000 among  Randy
                    Ehli,  Ehli's  Commercial/Industrial   Auctions,  Inc.,  and
                    Ableauctions.com, Inc.

    10.20(5) Share Purchase Agreement dated July 14, 2000 among Brett Johnston and One Day Holdings Ltd., Johnston's Surplus Office Systems Ltd., and Ableauctions.com, Inc.

    10.21(6) Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.

    10.22 Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.

    10.23           Lease Agreement dated November 1, 2000.

    21.1            Subsidiaries of the Registrant.

    23.1            Consent of Shikaze Ralston Tam Kurozumi.
- ----------------

(1)  Previously filed on November 13, 1999 on Form 10-SB.
(2)  Previously filed on December 30, 1999 on Form 10-SB/A.
(3)  Previously filed on April 4, 2000 on Form 8-K, as amended on June 9, 2000.
(4)  Previously filed on April 13, 2000 on Form 10-KSB.
(5)  Previously filed on August 14, 2000 on Form 8-K.
(6)  Previously filed on October 19, 2000 on Form S-1.


(b)  Reports on Form 8-K


     1. A Current Report on Form 8-K was filed on April 4, 2000, as amended on June 9, 2000.

     2.   A Current Report on Form 8-K was filed on August 14, 2000.

     3.   A Current Report on Form 8-K was filed on November 13, 2000.

                          POPSTAR COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
Report of Independent Auditors.............................................................   F-2

Consolidated Balance Sheets ...............................................................   F-3

Consolidated  Statement of Operations  ....................................................   F-4

Consolidated Statement of Comprehensive Loss  .............................................   F-5

Consolidated Statement of Changes in Stockholders' Equity  ................................   F-6

Consolidated Statement of Cash Flow   ......................................................  F-7

Notes to Consolidated Financial Statements.................................................   F-8


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Ableauctions.com, Inc.

We have audited the accompanying consolidated balance sheet of Ableauctions.com, Inc. as at December 31, 2000 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ableauctions.com, Inc. for the year ended December 31, 1999 were audited by other auditors whose report dated March 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Ableauctions.com, Inc. as at December 31, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States of America.

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



Vancouver, Canada                               /s/ Shikaze Ralston Tam Kurozumi
March 15, 2001                                            Chartered Accountants

                             ABLEAUCTIONS.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                AS AT DECEMBER 31


                                                                                    2000             1999
                                                                               -------------    -------------
ASSETS
Current
    Cash and cash equivalents                                                  $  1,376,814     $           -
    Accounts receivable  - trade                                                    864,296            96,790
    Accounts receivable  - other                                                          -           171,015
    Inventory                                                                       302,767           486,572
    Prepaid expenses                                                                113,750            73,452
                                                                               -------------    -------------
    Total current assets                                                          2,657,627           827,829

Note Receivable (Note 4)                                                            100,000                 -
Trademarks                                                                           10,638            12,151
Capital Assets (Note 5)                                                           3,057,531         1,170,859
Web Site Development Costs (Note 6)                                                  86,353            95,805
Goodwill (Note 7)                                                                 1,050,902           655,155
                                                                               -------------    -------------
    Total assets                                                               $  6,963,051     $   2,761,799
                                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Bank indebtedness                                                          $          -     $      60,916
    Accounts payable and accrued liabilities                                      2,107,079           277,706
    Current portion of promissory note                                                8,479                 -
                                                                               -------------    -------------
    Total current liabilities                                                     2,115,558           338,622
Promissory Note (Note 9)                                                          1,043,692                 -
                                                                               -------------    -------------
    Total liabilities                                                             3,159,250           338,622
                                                                               -------------    -------------
Stockholders' equity
Capital Stock (Note 10)
    Authorized
        62,500,000 common shares with a par value of $0.001

    Issued and outstanding
        December 31, 1999 - 18,310,001 common shares with a par value of $0.001
        December 31, 2000 - 20,976,661 common shares with a par value of $0.001      20,976            18,310
Additional Paid-In Capital                                                       17,508,261         3,740,108
Deferred Option Plan Compensation                                                  (520,089)                -
Deficit                                                                         (13,184,049)       (1,346,686)
Accumulated Other Comprehensive Income (Loss)                                       (21,298)           11,445
                                                                               -------------    -------------
    Total stockholders' equity                                                    3,803,801         2,423,177
                                                                               -------------    -------------
    Total liabilities and stockholders' equity                                 $  6,963,051     $   2,761,799
                                                                               =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             YEAR ENDED DECEMBER 31


                                                                                    2000             1999
                                                                               -------------    -------------
REVENUES
    Sales                                                                      $  8,607,230     $     829,755
    Commissions                                                                   2,039,983            68,695
                                                                               -------------    -------------
                                                                                 10,647,213           898,450

COST OF REVENUES                                                                  8,866,530           582,346
                                                                               -------------    -------------
GROSS PROFIT                                                                      1,780,683           316,104
                                                                               -------------    -------------
OPERATING EXPENSES
    Accounting and legal                                                            555,023            76,057
    Advertising and promotion                                                       967,048           119,014
    Amortization of goodwill                                                        502,288            11,972
    Automobile                                                                       77,251            46,196
    Bad debts                                                                       781,505            36,011
    Commission                                                                      277,888            39,625
    Consulting                                                                      502,729            45,966
    Depreciation and amortization of capital assets                                 462,778           195,288
    Insurance                                                                        97,289             2,535
    Interest on promissory note                                                      79,257                 -
    Investor relations and shareholder information                                  450,196           400,731
    Management fees                                                                       -           238,278
    Office and administration                                                       378,733            58,644
    Rent and utilities                                                              954,796            73,695
    Repairs and maintenance                                                         460,545                 -
    Salaries and benefits                                                         2,869,173           310,770
    Telephone                                                                       222,552            19,118
    Travel                                                                          408,007                 -
                                                                               -------------    -------------
                                                                                 10,047,058         1,673,900

Loss Before Other Items                                                          (8,266,375)       (1,357,796)

OTHER ITEMS
    Interest income                                                                 128,865            22,871
    Foreign exchange loss                                                           (44,534)           (4,567)
    Loss on impairment of capital assets (Note 5)                                (1,733,700)                -
    Loss on impairment of goodwill (Note 7)                                      (1,854,319)                -
    Loss on impairment of trademark                                                 (67,300)                -
                                                                               -------------    -------------
                                                                                 (3,570,988)           18,304
                                                                               -------------    -------------
Loss For The Year                                                              $(11,837,363)    $  (1,339,492)
                                                                               =============    =============
Basic and diluted loss per share                                               $      (0.58)    $       (0.10)
                                                                               =============    =============
Weighted average number of shares of common stock outstanding                    20,250,395        13,228,082
                                                                               =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                             YEAR ENDED DECEMBER 31




                                                                        2000             1999
                                                                    -------------    -------------
Loss For The Year                                                   $(11,837,363)    $ (1,339,492)

Other Comprehensive Income (Loss), net of tax:
      Foreign currency translation adjustments                           (32,743)          11,445
                                                                    -------------    -------------

Consolidated Comprehensive Loss                                     $(11,870,106)    $ (1,328,047)
                                                                   ==============    =============

Basic and Diluted Comprehensive Loss Per Share                      $      (0.59)    $      (0.10)
                                                                    =============    =============

Weighted Average Number of Shares Outstanding                         20,250,395       13,228,082
                                                                    =============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             YEAR ENDED DECEMBER 31


                                                                        Accumulated    Deferred
                                        Common Stock       Additional       Other       Option                         Total
                                  --------------------      Paid-In     Comprehensive    Plan                       Stockholders'
                                  Shares        Amount      Capital        Income     Compensation    Deficit          Equity
                               ----------     ---------   -----------   -------------  ----------  ------------    -------------
Balance, December 31, 1998      6,250,000     $  6,250    $        -      $      -      $      -      $  (7,194)     $    (944)

Common stock issued for cash    1,094,057        1,094     3,499,886             -             -              -      3,500,980
Common stock issued for
    acquisition of Able
    Auctions (1991) Ltd.        1,843,444        1,843        71,895             -             -              -         73,738
Common stock issued for
    services                   53,750,000       53,750       (45,150)            -             -              -          8,600
Common stock issued for
    services                    5,312,500        5,313        (4,463)            -             -              -            850
Return of shares to treasury
    for cancellation          (50,000,000)     (50,000)       50,000             -             -              -              -
Common stock issued for
    assets of Ross Auctioneers     60,000           60       167,940             -             -              -        168,000
Translation adjustment                  -            -             -        11,445             -              -         11,445
Loss for the year                       -            -             -             -             -     (1,339,492)    (1,339,492)
                               ----------     ---------   -----------   -------------  ----------  ------------    -------------

Balance, December 31, 1999     18,310,001       18,310     3,740,108        11,445             -     (1,346,686)     2,423,177

Private placements              2,210,240        2,210    11,048,990             -             -              -     11,051,200

Share issuance costs                    -            -    (1,147,670)            -             -              -     (1,147,670)
Common stock issued for
    acquisition of assets of
    Falcon Trading Inc.            53,405           53       360,752             -             -              -        360,805
Common stock issued for
    acquisition of land
    and a building                155,486          155     1,243,733             -             -              -      1,243,888
Common stock issued for
    acquisition of assets of
    Messler's Auction House        30,625           31       244,969             -             -               -       245,000
Common stock issued for
    acquisition of rights to
    a trademark                     4,822            5        34,473             -             -              -         34,478
Common stock issued for
    acquisition of assets of
    Auctions West Sales
    Corporation                    10,000           10        69,990             -             -              -         70,000
Common stock issued for
    acquisition of Ehli's
    Commercial/Industrial
    Auctions, Inc.                 50,000           50       349,950             -             -              -        350,000
Common stock issued for
    acquisition of Johnston's
    Surplus Office Systems Ltd.    68,182           68       513,342             -             -               -       513,410
Common  stock issued for
    acquisition of Warex
    Supply Ltd.                     6,900            7        55,193             -             -              -         55,200
Stock options exercised            77,000           77       354,323             -             -              -        354,400
Deferred option plan compensation       -            -       640,108             -      (640,108)             -              -
Stock based compensation                -            -             -             -       120,019              -        120,019
Translation adjustment                  -            -             -       (32,743)            -              -        (32,743)
Loss for the year                       -            -             -             -             -    (11,837,363)   (11,837,363)
                               ----------     ---------   -----------   -------------  ----------  ------------    -------------
Balance, December 31, 2000     20,976,661     $ 20,976   $17,508,261      $(21,298)    $(520,089)  $(13,184,049)   $ 3,803,801
                               ==========     =========   ===========   =============  ==========  =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             YEAR ENDED DECEMBER 31


                                                                                   2000             1999
                                                                               -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Loss for the year                                                      $(11,837,363)     $(1,339,492)
        Non-cash items included in net loss:
           Depreciation and amortization                                            462,778          195,288
           Amortization of goodwill                                                 502,288           11,972
           Consulting fees                                                                -            9,450
           Bad debts                                                                781,505           36,011
           Other                                                                     (2,550)          (8,622)
           Loss on impairment of capital assets                                   1,733,700                -
           Loss on impairment of goodwill                                         1,854,319                -
           Loss on impairment of trademark                                           67,300                -
           Stock based compensation                                                 120,019                -
                                                                               -------------     ------------
                                                                                 (6,318,004)       (1,095,393)
        Changes in operating working capital items:
           Increase in accounts receivable                                         (724,665)         (271,378)
           (Increase) decrease in inventory                                         937,368          (239,597)
           Increase in prepaid expenses                                             (37,581)          (37,338)
           Increase in accounts payable and accrued liabilities                     925,215           166,610
           Decrease in due to related parties                                             -           (13,961)
                                                                               -------------     ------------
        Net cash used in operating activities                                    (5,217,667)       (1,491,057)
                                                                               -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of capital assets                                                 (321,055)         (451,130)
        Investments in subsidiaries, net of cash acquired                        (3,077,067)         (702,526)
        Note receivable                                                            (100,000)                -
        Purchase of trademarks                                                      (34,483)           (5,704)
        Website development costs                                                   (37,185)          (69,953)
                                                                               -------------     ------------
        Net cash used in investing activities                                    (3,569,790)       (1,229,313)
                                                                               -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Loan payable repayment                                                            -          (852,971)
        Issuance of common stock                                                 11,051,200         3,500,980
        Share issuance costs                                                     (1,147,670)                -
        Stock options exercised                                                     354,400                 -
                                                                               -------------     ------------
        Net cash from financing activities                                       10,257,930         2,648,009
                                                                               -------------     ------------

Change in cash and cash equivalents for the year                                  1,470,473           (72,361)

Cash and cash equivalents, beginning of year                                        (60,916)                -

Effect of exchange rates on cash                                                    (32,743)           11,445
                                                                               -------------     ------------
Cash and cash equivalents, end of year                                         $  1,376,814      $    (60,916)
                                                                               =============     ============


Supplemental disclosures with respect to cash flows (Note 12)


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc. On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

     The Company's primary business activity is as a high-tech business-to-business and consumer auctioneer that conducts its auctions live and simultaneously broadcasts over the Internet. The Company liquidates a broad range of computers, electronics, office equipment, furniture and industrial equipment that it acquires through bankruptcies, insolvencies and defaults.

     The Company's primary operating subsidiaries at December 31, 2000 were:

          Able  Auctions  (1991)  Ltd.,   operating  a  Canadian-based   auction
          business.

          Ableauctions.com (Washington) Inc., operating a U.S.-based auction business.

          Ehli's Commercial/Industrial Auctions, Inc., a U.S.-based liquidator of automobiles and industrial equipment.

          Johnstons' Surplus Office Systems Ltd., a Canadian-based liquidator of office systems, and its U.S. subsidiary, Surplus Office Systems, L.L.C.

          Jarvis Industries Ltd., a Canadian-based auction house.

          Warex Supply Ltd.,  a  Canadian-based  firm in the business of buying,
          selling,   and  renting   warehouse   racking  and  material  handling
          equipment.

     During the year the Company's common stock was listed on the American Stock Exchange under the ticker symbol AAC.


2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the process of expansion and its operating expenses exceed its revenues. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financing.

                                                      2000              1999
                                                  -------------    -------------
    Deficit                                       $(13,184,049)    $ (1,346,686)
                                                  =============    =============
    Working capital                               $    542,069     $     489,207
                                                  =============    =============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


3.   SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of consolidation

     These   consolidated   financial   statements   include  the   accounts  of
     Ableauctions.com, Inc. and its wholly owned subsidiaries, from the dates of acquisition.

     b)   Foreign currency translation

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

     Financial statements of the Company's Canadian subsidiaries (see Note 1) are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The Company's investments in the structural capital of the Canadian subsidiaries have been recorded at the historical cost in U.S. dollars. The resulting gains or losses are reported as a separate component of stockholders' equity. The functional currency of the Canadian subsidiaries, is the local currency, the Canadian dollar.

     c)   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

     d)   Cash and cash equivalents

     Cash and cash equivalents includes highly liquid investments with original maturities of three months or less and bank indebtedness.

     e)   Financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value at December 31, 2000.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     f)   Inventory

     Inventory is stated at the lower of cost and estimated net realizable value.

     g)   Software development

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

     h)   Capital assets and depreciation and amortization

     Capital assets are recorded at cost. The cost of capital assets is depreciated using the declining balance method at the following annual rates:

         Building                                             4%
         Furniture, fixtures and equipment                   20%
         Computer equipment                                  30%
         Computer software                                   30%
         Vehicles                                            30%

     Leasehold improvements are amortized using the straight-line method over the terms of the leases.

     i)   Revenue recognition

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
     Statements ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     j)   Trademark

     The cost of a trademark acquired is being amortized on a straight-line basis over its life of fifteen years.

     k)   Acquisitions and Goodwill

     All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the consolidated balance sheet. The results of operations, changes in equity and cash flows of acquired companies are included in operations only for the period between the date of acquisition and the end of the financial year.

     Goodwill arising from acquisitions of businesses is amortized on a straight-line basis over periods ranging from three to twenty years.

     l)   Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

     m)   Loss per share

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

     n)   Income taxes

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

     Deferred tax assets are reduced by a valuation allowance when, based upon currently available information, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     o)   Segment information

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about the operating and geographic segments of the Company's business. Currently, the nature and extent of the Company's operations are such that it operates in only one reportable segment, as an auction house and liquidator. Information regarding the Company's geographic segments is set forth in Note 18.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     p)   Stock-based compensation

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

     q)   Accounting for derivative instruments and hedging activities

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

     r)   Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

     s)   Reporting on costs of start-up activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 by the Company during the 1999 year had no effect on its financial statements.

     t)   Comparative figures

     Certain of the figures for the 1999 year have been reclassified to conform to the presentation adopted in the 2000 year.


4.   NOTE RECEIVABLE

     The Company made a loan in the amount of $100,000 during the year to an employee. The terms of the loan, including proposed security, have not been finalized.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


5.   CAPITAL ASSETS

                                                                  2000                                1999
                                            -------------------------------------------------    -------------
                                                               Accumulated         Net Book          Net Book
                                                    Cost       Depreciation          Value             Value
                                            --------------    --------------    -------------    -------------
         Land                               $     800,000     $      -          $    800,000     $      -
         Building                               1,081,500            -             1,081,500            -
         Furniture and fixtures                   189,373           104,881           84,492             6,784
         Equipment                                  -                -                 -               161,700
         Computer equipment                     1,072,839           412,170          660,669           843,713
         Computer software                        152,365            58,802           93,563           108,984
         Vehicle                                   90,131            28,758           61,373            35,424
         Leasehold improvements                   309,518            33,584          275,934            14,254
                                            --------------    -------------     -------------    -------------
                                            $   3,695,726     $     638,195     $  3,057,531     $   1,170,859
                                            ==============    =============     =============    =============

     The Company has reduced the carrying value of its land and building located in Scottsdale, Arizona by $1,572,000 to reflect an impairment in value equal to the excess of the carrying amount of the property over the estimated market value.

     The company has written off the carrying value of certain equipment, recorded on the purchase in the 1999 year of the assets of Ross Auctioneers & Appraisers Ltd., in the amount of $161,700.


6.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $86,353 (net of amortization costs of $57,314) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company amortizes costs over a period of five years from the commencement of operations of the web site.


7.   GOODWILL

                                                Accumulated
                                  Gross         Amortization           Net
                             --------------     -------------      ------------
     Goodwill                $   1,095,055      $   (44,153)       $ 1,050,902
                             ==============     ==============     ============


     The Company has reviewed projected results of operations and gross cash flows for each of the businesses that it has acquired, with respect to the carrying value of goodwill, which represents the excess purchase price paid over the fair value of net assets acquired, or directly purchased goodwill.

     As a result of this review, the Company has reduced the carrying value of goodwill by $1,854,319 to reflect an impairment loss equal to the excess of the carrying value of goodwill.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


8.   ACQUISITIONS

     The Company has been active in acquiring auction houses and related businesses. Following is a description of the Company's more significant acquisitions, including the date acquired, purchase price and goodwill recorded:

     a) Effective August 24, 1999, the Company acquired all of the issued shares and certain loans of Able Auctions (1991) Ltd. ('Able'). The Company issued 1,843,444 of its common shares at an aggregate deemed value of $73,738, and paid cash of $545,305 to acquire the shares of Able, and paid additional cash of $504,695 for shareholders' loans, for a total purchase price of $1,123,738. The $667,127 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     b) Effective February 29, 2000, the Company acquired certain assets of a business operating as Falcon Trading Inc. The Company issued 53,405 shares of common stock at an aggregate deemed value of $360,805, representing the total purchase price. The $245,000 excess of the purchase price over the fair value of the assets acquired was recorded as goodwill.

     c) Effective March 20, 2000, the Company acquired land and a building in Scottsdale, Arizona. The Company issued 155,486 shares of common stock at an aggregate deemed value of $1,243,888, paid cash of $1,200,000, and assumed a promissory note liability of $1,056,112, for a total purchase price of $3,500,000.

     d) Effective March 20, 2000, the Company acquired certain assets of a business operating as Meslers Auction House L.L.C. The Company issued 30,625 shares of common stock at an aggregate deemed value of $245,000 and paid cash of $255,000, for a total purchase price of $500,000. The $471,000 excess of the purchase price over the fair value of the assets acquired was recorded as goodwill.

     e) Effective May 5, 2000, the Company acquired certain assets of a business operating as Auctions West Sales Corporation. The Company issued 10,000 shares of common stock at an aggregate deemed value of $70,000, representing the total purchase price. The $70,000 excess of the purchase price over the fair value of the assets acquired was recorded as goodwill.

     f) Effective May 16, 2000, the Company acquired all of the issued shares of Ehli's Commercial/Industrial Auctions, Inc. The Company issued 50,000 shares of common stock at an aggregate deemed value of $350,000 and paid cash of $900,000, for a total purchase price of $1,250,000. The $1,195,286 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     g) Effective July 26, 2000, the Company acquired all of the issued shares of Johnston's Surplus Office Systems Ltd. The Company issued 68,182 shares of common stock at an aggregate deemed value of $513,410 and paid cash of $338,300, for a total purchase price of $851,710. The $551,168 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     h) Effective July 31, 2000, the Company acquired all of the issued shares of Warex Supply Ltd. The Company issued 6,900 shares of common stock at an aggregate deemed value of $55,200 and paid cash of $146,800, for a total purchase price of $202,000. As the purchase price did not exceed the fair value of the net assets acquired, no goodwill was recorded.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


8.   ACQUISITIONS (continued)

     i) Effective July 31, 2000, the Company acquired all of the issued shares of Jarvis Auctions Ltd. The Company paid cash of $288,000, representing the total purchase price. The $219,900 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.


9.   PROMISSORY NOTE

                                                                                    2000             1999
                                                                                ------------      ----------
         Promissory note, interest at 9% per annum, repayment at
         $8,569 per month including principal and interest, secured
         by mortgage over land and building, due July 24, 2028.                 $ 1,052,171       $      -

         Less:  current portion                                                      (8,479)             -
                                                                                ------------      ----------
                                                                                $ 1,043,692       $      -
                                                                                ============      ==========


10.  CAPITAL STOCK

     a) On September 2, 1998, the Company implemented a 200:1 forward stock split. On July 20, 1999, the Company effected a stock dividend of four shares for every one share of record. On July 21, 1999, the Company implemented a 5:1 forward stock split and on September 5, 1999, the Company implemented a 4:1 reverse stock split. The consolidated statement of changes in stockholders' equity for the 1999 year was restated to give retroactive recognition to the stock splits and stock dividend presented by reclassifying from common stock to additional paid-in capital the par value of consolidated shares arising from the splits and stock dividend. In addition, all references to number of shares and per share amounts of common stock were restated to reflect the stock splits.

     b) In March, 1999, the Company issued 53,750,000 shares at an aggregate deemed value of $8,600 as payment of fees for services received.

     c) In April, 1999, the Company issued 5,312,500 shares at an aggregate deemed value of $850 as payment of fees for services received.

     d) In July, 1999, the Company received from a shareholder 50,000,000 shares which were previously issued for services rendered, and returned these shares to treasury for cancellation.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


10.  CAPITAL STOCK (continued)

     e) In August, 1999, the Company completed a private placement whereby it issued 1,094,057 post-consolidation units at a price of $3.20 per unit for total consideration in the amount of $3,500,980. Each unit consists of one restricted common share and half of a share purchase warrant. Each whole warrant will entitle the holder to purchase an additional restricted common share at a price of $4.00 per share until August 24, 2001.

     f) In October, 1999, the Company issued 60,000 shares at an aggregate deemed value of $168,000 for the purchase of certain assets of Ross Auctioneers & Appraisers Ltd.

     g) In February, 2000, the Company issued 53,405 shares of common stock at an aggregate deemed value of $360,805 to purchase certain assets of Falcon Trading Inc.

     h) In March, 2000, the Company completed a private placement of 1,000,000 units at a price of $5.00 per unit for total proceeds of $4,700,000, net of issuance costs of $300,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $5.00 per share until March 25, 2001 and at a price of $6.00 per share until March 25, 2002.

     i) In March, 2000, the Company issued 155,486 shares of common stock at an aggregate deemed value of $1,243,888 as partial consideration for the purchase of a building and land in Scottsdale, Arizona.

     j) In March, 2000, the Company issued 30,625 shares of common stock at an aggregate deemed value of $245,000 as partial consideration for the purchase of certain assets of Mesler's Auction House Ltd.

     k) In April, 2000, the Company issued 4,822 shares of common stock at an aggregate deemed value of $34,478 as partial consideration for acquiring certain trademark rights from Simon Fraser University.

     l) In May, 2000, the Company completed a private placement of 1,210,240 units at a price of $5.00 per unit for total proceeds of $5,203,440, net of issuance costs of $847,670. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $6.00 per share until April 28, 2001.

     m) In May, 2000, the Company issued 10,000 shares of common stock at an aggregate deemed value of $70,000 to purchase certain assets of Auctions West Sales Corporation.

     n) In May, 2000, the Company issued 50,000 shares of common stock at an aggregate deemed value of $350,000 as partial consideration for the purchase of Ehli's Commercial/Industrial Auctions Inc.

     o) In July, 2000, the Company issued 68,182 shares of common stock at an aggregate deemed value of $513,410 as partial consideration for the purchase of Johnston's Surplus Office Systems Ltd.

     p) In July, 2000, the Company issued 6,900 shares of common stock at an aggregate deemed value of $55,200 as partial consideration for the purchase of Warex Supply Ltd.

     q) During the year ended December 31, 2000, stock options representing 77,000 shares of common stock were exercised for proceeds of $354,400.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


11.  WARRANTS

     The following warrants were outstanding at December 31, 2000:

     Year Granted    Number of Shares     Subscription Price     Expiry Date
     -------------   ----------------     ------------------     ------------
        1999            547,029           At        4.00         August 24, 2001
        2000          1,000,000                     5.00         March 25, 2001
                                          then at   6.00         March 25, 2002
        2000            150,000                     8.00         March 20, 2001
        2000          1,210,240                     6.00         April 28, 2001


12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                    2000              1999

         Cash paid for income taxes            $      4,989     $      -
                                               =============    =============
         Cash paid for interest                $     91,775     $      -
                                               =============    =============


     The following non-cash operating, investing and financing transactions occurred during the year ended December 31, 2000:

     a) The Company issued 53,405 shares of common stock at an aggregate deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     b) The Company issued 155,486 shares of common stock at an aggregate deemed value of $1,243,888, and assumed a promissory note in the amount of $1,506,112, as partial consideration for the purchase of a building and land in Scottsdale, Arizona.

     c) The Company issued 30,625 shares of common stock at an aggregate deemed value of $245,000 as partial consideration for the purchase of certain assets of Mesler's Auction House.

     d) The Company issued 10,000 shares of common stock at an aggregate deemed value of $70,000 to purchase certain assets of Auctions West Sales Corporation.

     e) The Company issued 50,000 shares of common stock at an aggregate deemed value of $350,000 as partial consideration for the purchase of Ehli's Commercial/Industrial Auctions Inc.

     f) The Company issued 4,822 shares of common stock at an aggregate deemed value of $34,478 to acquire rights to a trademark from Simon Fraser University.

     g) The Company issued 68,182 shares of common stock at an aggregate deemed value of $513,410 as partial consideration for the purchase of Johnston's Surplus Office Systems.

     h) The Company issued 6,900 shares of common stock at an aggregate deemed value of $55,200 as partial consideration for the purchase of Warex Supply Ltd.

     i)   The Company recorded $120,019 of stock based compensation expense.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (continued)

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


13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive losses for the years ended December 31, 2000 and 1999 were $11,870,106 and $1,328,047 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of a $32,743 loss for the year ended December 31, 2000 and a $11,445 gain for the year ended December 31, 1999.

                                                   Foreign        Accumulated
                                                   Currency           Other
                                                  Translation     Comprehensive
                                                  Adjustment         Income
                                                  -----------     -------------

     Balance, December 31, 1999                   $     11,445    $    11,445
     Current period change                            (32,743)        (32,743)
                                                  -----------     -------------
     Balance, December 31, 2000                   $   (21,298)    $   (21,298)
                                                  ============    =============


14.  INCOME TAXES

     a)   The Company's total deferred tax asset is as follows:

                                                                               2000              1999
                                                                            ------------     ------------
     Tax benefit relating to net operating loss carryforwards               $ 3,510,361       $   610,361
     Valuation allowance                                                     (3,510,361)         (610,361)
                                                                            ------------     ------------
                                                                            $         -       $         -
                                                                            ============     ============

     The Company had net operating losses carried forward of approximately $8,000,000 which expire in years ranging from 2006 to 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty of realizability.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


14.  INCOME TAXES (continued)

     b) Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates for the year ended December 31, 2000:

          Expected tax benefit                           $  4,450,000
          Certain non-deductible expenses                  (1,550,000)
          Change in valuation allowance                    (2,900,000)
                                                         -------------
                                                         $          -
                                                         =============


15.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2000 the following related party transactions occurred:

     a) The Company paid $78,801 in consulting fees to companies controlled by a director of the Company.

     b) The Company paid $294,552 in rent, leasehold improvements, and repairs and maintenance to a company controlled by a director of the Company.

     c) The Company paid rent of $21,411 to a company controlled by a director of the Company.

     d) The Company purchased computer equipment and consulting services in the amount of $341,821 from companies controlled by a director of the Company.

     e) The Company had sales of goods of $52,326 to companies controlled by a director of the Company.

     f) The Company paid $25,743 for web site development costs to a company controlled by a director of the Company.

     g) Included in accounts payable is $538,721 owing to companies controlled by a director of the Company.

     h) Included in accounts payable is $200,100 owing to a director of the Company with respect to accrued wages expensed during the 2000 year.

     i)   Included  in  accounts   receivable  is  $52,326  owing  by  companies
          controlled by a director of the Company.


     During the year ended December 31, 1999, the following related party transactions occurred:

     a) The Company purchased computer equipment, software and web site development costs in the amount of $469,940 from a company controlled by a director of the Company.

     b) The Company paid $238,278 in management fees to a company controlled by a director of the Company.

     c) The Company issued 5,312,500 common shares with a deemed value of $850 for consulting services to a company controlled by a former director of the Company.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


15.  RELATED PARTY TRANSACTIONS (Continued)

     d) Included in accounts payable is an amount of $237,849, payable to a company controlled by a director of the Company.

     e) The Company issued 1,843,444 common shares, which is approximately 10% of the total shares outstanding as at December 31, 1999, to a Company controlled by a director of the Company for the acquisition of Able Auctions (1991) Ltd.


16.  STOCK BASED COMPENSATION EXPENSE

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. During the 2000 year, compensation costs of $640,108 were incurred based on options granted. These costs will be recognized over a period of three years, which is the average vesting period of options.

     During the year ended December 31, 2000, stock based compensation expense of $120,019 was recognized in the consolidated statement of operations.

     A summary of the Company's stock option plan and changes during 2000 and 1999 are presented below:


                                                        2000                                   1999
                                            -------------------------------     ------------------------------
                                                                 Weighted                            Weighted
                                                                  Average                             Average
                                                  Number         Exercise            Number          Exercise
                                               of shares            Price          of shares           Price
                                               ----------       ----------         ----------       ----------
         Outstanding, beginning of year          812,500        $     3.20                -           $      -

                  Granted                        694,500              6.95          812,500               3.20
                  Forfeited                      (42,500)             5.22                -                  -
                  Exercised                      (77,000)             4.60                -                  -
                                            --------------    -------------     -------------    -------------
         Outstanding, end of year              1,387,500        $     4.94          812,500           $   3.20
                                            ==============    =============     =============    =============
         Weighted average fair value of
         options granted during the year
                                                                $     4.47                            $   2.50
                                                              =============                      ==============


                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


16.  STOCK BASED COMPENSATION EXPENSE (continued)

     The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at December 31, 2000:

                                                              Average
                                    Weighted                 Remaining
           Exercise                  Number                 Contractual        Number
             Price                 Outstanding                  Life          Exercisable
             -----                 -----------              ------------      -----------
         $   3.20                   788,000                    3.8              717,000
             5.00                    22,500                    4.0               22,500
             8.00                    30,000                    4.2                    -
             6.76                    75,000                    4.2                    -
             7.15                    50,000                    4.4                    -
             6.53                    20,000                    4.4                    -
             6.53                    80,000                    4.4                    -
             7.00                    75,000                    4.6                    -
             7.00                   120,000                    4.6                    -
             8.50                    15,000                    4.6                    -
             8.66                   112,000                    4.6                    -
                                 ------------                                 ------------
                                   1,387,500                                     739,500
                                 ============                                =============

     Compensation

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                                              2000             1999
                                                          -------------    -------------
    Loss for the year
        As reported                                       $(11,837,363)    $ (1,339,492)
                                                          =============    =============
        Pro forma                                         $(12,666,225)    $ (2,698,281)
                                                          ==============   =============
    Basic and diluted  loss per share
        As reported                                       $      (0.58)    $      (0.10)
                                                          =============    =============
        Pro forma                                         $      (0.63)    $      (0.22)
                                                          =============    =============

     The fair value of each option granted during the 2000 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 60% to 126%, and risk free interest rates of 6.0% to 6.7% and weighted average expected option terms of 2 to 5 years.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED DECEMBER 31


17.  COMMITMENTS

     a) The Company leases office space and equipment under non-cancellable operating leases extending for periods in excess of one year. Future commitments under such lease agreements are as follows:

                           2001                      $     608,800
                           2002                            418,700
                           2003                            255,200
                           2004                            245,600
                           2005                            195,700
                           Thereafter                      598,500
                                                     -------------
                                                     $   2,322,500

     Included in these totals are amounts with respect to an agreement made by the Company effective November 1, 2000 with a company controlled by a director of the Company, to lease operating premises in Coquitlam, British Columbia. Under the agreement, the Company must make lease payments of $12,840 per month, plus operating costs, until November 30, 2009.


     b) Future commitments pursuant to the promissory note described in Note 9 are as follows:

                           2001                        $     8,479
                           2002                              9,273
                           2003                             10,145
                           2004                             11,097
                           2005                             12,138
                           Thereafter                    1,001,039
                                                     -------------
                                                       $ 1,052,171

     c)   The  Company   maintains   employment   agreements  with  various  key
          management personnel.


18.  INTERNATIONAL OPERATIONS

     The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

                                                       2000              1999
                                                  -------------    -------------
     External sales:
         United States                            $  5,344,925     $      -
         Canada                                      5,302,288           898,450
                                                  -------------    -------------
                                                  $ 10,647,213     $     898,450
                                                  =============    =============
     Long-lived assets:
         United States                            $  2,756,222     $      12,151
         Canada                                      1,549,202         1,921,819
                                                  -------------    -------------
                                                  $  4,305,424     $   1,933,970
                                                  =============    =============

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001

                                 /s/ Abdul Ladha
                                 -----------------------------------------------
                                 Abdul Ladha, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date
- ---------                     -----                                   ----


/s/ Abdul Ladha               Chairman of the Board, Chief       March 30, 2001
- --------------------------    Executive Officer and
Abdul Ladha                   Director (Principal Executive
                              Officer)



/s/ Ron D. Miller             Chief Financial Officer            March 30, 2001
- --------------------------    (Principal Financial Officer
Ron D. Miller                 and Accounting Officer)



/s/ Barrett Sleeman
- --------------------------    Director                           March 30, 2001
Barrett Sleeman


/s/ Dr. David Vogt
- --------------------------    Director                           April 2, 2001
Dr. David Vogt


/s/ Charles Taylor
- --------------------------    Director                           April 2, 2001
Charles Taylor

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

 Exhibit
 Number         Description
 ------         -----------
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

10.18(4) Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public Relations Worldwide

10.19(3)        Share  Purchase  Agreement  dated May 16,  2000 among  Randy
                Ehli,  Ehli's  Commercial/Industrial   Auctions,  Inc.,  and
                Ableauctions.com, Inc.

10.20(5) Share Purchase Agreement dated July 14, 2000 among Brett Johnston and One Day Holdings Ltd., Johnston's Surplus Office Systems Ltd., and Ableauctions.com, Inc.

10.21(6) Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.

10.22 Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.

10.23           Lease Agreement dated November 1, 2000.

21.1            Subsidiaries of the Registrant.

23.1            Consent of Shikaze Ralston Tam Kurozumi.
- ----------------

(1)  Previously filed on November 13, 1999 on Form 10-SB.
(2)  Previously filed on December 30, 1999 on Form 10-SB/A.
(3)  Previously filed on April 4, 2000 on Form 8-K, as amended on June 9, 2000.
(4)  Previously filed on April 13, 2000 on Form 10-KSB.
(5)  Previously filed on August 14, 2000 on Form 8-K.
(6)  Previously filed on October 19, 2000 on Form S-1.