Form 10QSB
period 2001-03-31
ABLEAUCTIONS COM INC
filed 2001-05-14
CIK 1099290

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

     For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding common shares, no par value, of the Registrant at March 31, 2001 was 20,976,661


================================================================================

                             ABLEAUCTIONS.COM, INC.

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2001

                                                                                                    Page
                                                                                                    ----
Part I -  FINANCIAL INFORMATION ......................................................................1

     ITEM 1. FINANCIAL STATEMENTS ....................................................................1

             Consolidated Balance Sheet ..............................................................1

             Consolidated Statement of Operations ....................................................2

             Consolidated Statement of Comprehensive Loss ............................................3

             Consolidated Statement of Changes in Stockholder's Equity ...............................4

             Consolidated Statement of Cash Flows ....................................................5

             Notes to the Consolidated Financial Statements ..........................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ..............................................................22

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..............................27

     ITEM 4. SUBSEQUENT EVENTS ......................................................................28

Part II - OTHER INFORMATION .........................................................................28

     ITEM 1. LEGAL PROCEEDINGS ......................................................................28

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................................28

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................................................28

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................28

     ITEM 5. OTHER INFORMATION ......................................................................28

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................................................28

SIGNATURES ..........................................................................................29

Part I -  FINANCIAL INFORMATION


                            ABLEAUCTIONS.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                                                                March 31        December 31        March 31
                                                                  2001             2000              2000
                                                             -------------     -------------    -------------
ASSETS
Current
    Cash and cash equivalents                                $   1,299,891     $  1,376,814     $   1,452,826
    Accounts receivable  - trade                                   547,506          864,296           427,226
    Accounts receivable  - other                                         -                -           113,295
    Inventory                                                      357,628          302,767         1,326,617
    Prepaid expenses                                               217,229          113,750            81,335
    Current portion of receivable on agreement for sale             26,424                -                 -
                                                             -------------     -------------    -------------

    Total current assets                                         2,448,678        2,657,627         3,401,299
Receivable on Agreement for Sale (Note 8(j))                        52,856                -                 -
Note Receivable (Note 4 )                                          100,000          100,000                 -
Trademarks                                                          10,183           10,638            11,425
Capital Assets (Note 5)                                          2,849,895        3,057,531         4,920,920
Web Site Development Costs (Note 6 )                                72,765           86,353            94,479
Goodwill (Note 7 )                                                 779,647        1,050,902         1,246,268
                                                             -------------     -------------    -------------
    Total assets                                             $   6,314,024     $  6,963,051     $   9,674,391
                                                             =============     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable and accrued liabilities                 $   1,899,406     $  2,107,079     $     823,958
    Current portion of promissory note                               8,672            8,479           102,831
                                                             -------------     -------------    -------------
    Total current liabilities                                    1,908,078        2,115,558           926,789

Promissory Note (Note 9)                                         1,041,326        1,043,692           943,527
                                                             -------------     -------------    -------------
    Total liabilities                                            2,949,404        3,159,250         1,870,316
                                                             -------------     -------------    -------------
Stockholders' equity
Capital Stock (Note 10)
    Authorized
        62,500,000 common shares with a par value of $0.001

    Issued and outstanding common shares with a par
        value of $0.001 March 31, 2001 and December 31,
        2000 - 20,976,661
        March 31, 2000 - 19,549,517                                 20,976           20,976            19,549
Additional Paid-In Capital                                      17,508,261       17,508,261        10,288,562
Deferred Option Plan Compensation                                 (467,538)        (520,089)                -
Deficit                                                        (13,637,834)     (13,184,049)       (2,566,664)
Accumulated Other Comprehensive Income (Loss)                      (59,245)         (21,298)           62,628
                                                             -------------     -------------    -------------
    Total stockholders' equity                                   3,364,620        3,803,801         7,804,075
                                                             -------------     -------------    -------------
    Total liabilities and stockholders' equity               $   6,314,024     $  6,963,051     $   9,674,391
                                                             =============     =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited

                                                                         2001             2000
                                                                    -------------    -------------
REVENUES
    Sales                                                           $  1,355,856      $    867,691
    Commissions                                                          960,422           232,436
                                                                    -------------    -------------
                                                                       2,316,278         1,100,127
COST OF REVENUES                                                         667,160           814,751
                                                                    -------------    -------------
GROSS PROFIT                                                           1,649,118           285,376
                                                                    -------------    -------------
OPERATING EXPENSES
    Accounting and legal                                                  16,627           116,013
    Advertising and promotion                                            257,949           154,288
    Amortization of goodwill                                              71,255            14,692
    Automobile                                                            14,729            15,348
    Bad debts                                                                262            (3,696)
    Commission                                                            21,582            16,053
    Consulting                                                           103,535            81,254
    Depreciation and amortization of capital assets                       85,382           105,608
    Insurance                                                             20,958                 -
    Interest on promissory note                                           17,331                 -
    Investor relations and shareholder information                         1,176           266,571
    Licenses and permits                                                       -            14,354
    Management fees                                                            -             1,607
    Office and administration                                             83,953            62,913
    Rent and utilities                                                   207,664           185,335
    Repairs and maintenance                                               34,725            24,062
    Salaries and benefits                                                645,443           296,069
    Telephone                                                             47,916            24,686
    Travel                                                                 8,558           115,605
                                                                    -------------    -------------
                                                                       1,639,045         1,490,762

Earnings (Loss) Before Other Items                                        10,073        (1,205,386)

OTHER ITEMS
    Interest income                                                        4,101            14,443
    Foreign exchange loss                                                   (594)          (29,035)
                                                                    -------------    -------------
                                                                           3,507           (14,592)
                                                                    -------------    -------------
Income (Loss) From Continuing Operations                            $     13,580      $ (1,219,978)
Loss on Disposition of Subsidiary (Note 8(j))                           (431,082)                -
Loss from Discontinued Operations (Note 8(j))                            (36,283)                -
                                                                    -------------    -------------
Loss For The Period                                                 $   (453,785)     $ (1,219,978)
                                                                    =============    =============
Basic And Diluted Income (Loss) Per Share
       From Continuing Operations                                   $          -      $      (0.07)
       From Discontinued Operations                                        (0.02)                -
                                                                    -------------    -------------
                                                                    $      (0.02)     $      (0.07)
                                                                    =============    =============
Weighted average number of shares of common stock outstanding         20,976,661        18,668,483
                                                                    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ABLEAUCTIONS.COM, INC.

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited




                                                                        2001             2000
                                                                    ------------    -------------
Loss For The Period                                                 $  (453,785)     $ (1,219,978)

Other Comprehensive Income (Loss), net of tax:
      Foreign currency translation adjustments                          (37,947)           51,183
                                                                    ------------    -------------

Consolidated Comprehensive Loss                                     $  (491,732)     $ (1,168,795)
                                                                    ============    =============

Basic and Diluted Comprehensive Loss Per Share                      $     (0.02)     $      (0.06)
                                                                    ============    =============

Weighted Average Number of Shares Outstanding                        20,976,661        18,668,483
                                                                    ============    =============








              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Unaudited


                                                                         Accumulated     Deferred
                                     Common Stock         Additional        Other         Option                        Total
                             --------------------------      Paid-In     Comprehensive      Plan                      Stockholders'
                                Shares         Amount      Capital      Income (Loss)  Compensation     Deficit         Equity
                             ------------     ---------  -------------  --------------  ------------  -------------  -------------
Balance, December 31, 1999    18,310,001      $ 18,310    $ 3,740,108      $  11,445     $     -      $ (1,346,686)    $2,423,177

Private placements             1,000,000         1,000      4,999,000              -           -                 -      5,000,000
Share issuance costs                   -             -       (300,000)             -           -                 -       (300,000)
Common stock issued for
  acquisition of assets of
  Falcon Trading Inc.             53,405            53        360,752              -           -                 -        360,805
Common stock issued for
  acquisition of land
  and a building                 155,486           155      1,243,733              -           -                 -      1,243,888
Common stock issued for
  acquisition of assets of
  Messler's Auction House         30,625            31        244,969              -           -           245,000
Translation adjustment                 -             -              -         51,183           -                 -         51,183
Loss for the period                    -             -              -              -           -        (1,219,978)    (1,219,978)
                             ------------     ---------  -------------  --------------  ------------  -------------  -------------
Balance, March 31, 2000       19,549,517      $ 19,549    $10,288,562      $  62,628     $     -      $ (2,566,664)    $7,804,075

Private placements             1,210,240         1,210      6,049,990              -           -                 -      6,051,200
Share issuance costs                   -             -       (847,670)             -           -                 -       (847,670)
Common stock issued for
  acquisition of rights to
  a trademark                      4,822             5         34,473              -           -                 -         34,478
Common stock issued for
  acquisition of assets of
  Auctions West Sales
  Corporation                     10,000            10         69,990              -           -                 -         70,000
Common stock issued for
  acquisition of Ehli's
  Commercial/Industrial
  Auctions, Inc.                  50,000            50        349,950              -           -                 -        350,000
Common stock issued for
  acquisition of Johnston's
  Surplus Office Systems Ltd.     68,182            68        513,342              -           -           513,410
Common  stock issued for
  acquisition of Warex
  Supply Ltd.                      6,900             7         55,193              -           -                 -         55,200
Stock options exercised           77,000            77        354,323              -           -                 -        354,400
Deferred option plan compensation      -             -        640,108              -    (640,108)
Stock based compensation               -             -              -              -     120,019                 -        120,019
Translation adjustment                 -             -              -        (83,926)          -                 -        (83,926)
Loss for the period                    -             -              -              -           -       (10,617,385)   (10,617,385)
                             ------------     ---------  -------------  --------------  ------------  -------------  -------------

Balance, December 31, 2000    20,976,661      $ 20,976    $17,508,261      $ (21,298)  $(520,089)     $(13,184,049)   $3,803,801

Stock based compensation               -             -              -              -      52,551                 -        52,551
Translation adjustment                 -             -              -        (37,947)          -                 -       (37,947)
Loss for the period                    -             -              -              -           -          (453,785)     (453,785)
                             ------------     ---------  -------------  --------------  ------------  -------------  -------------
Balance, March 31, 2001       20,976,661      $ 20,976    $17,508,261      $ (59,245)  $(467,538)     $(13,637,834)   $3,364,620
                             ============     =========  =============  ==============  ============  =============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited

                                                                               2001             2000
                                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) for the period  from continuing operations               $     13,580       $(1,219,978)
  Non-cash items included in loss:
    Depreciation and amortization                                              85,382           105,608
    Amortization of goodwill                                                   71,255            14,692
    Bad debts                                                                     262                 -
    Stock based compensation                                                   52,551                 -
                                                                         -------------      -------------
                                                                              223,030        (1,099,678)
    Changes in operating working capital items:
      Increase in accounts receivable                                        (243,662)         (272,716)
      Increase in inventory                                                  (169,874)         (840,045)
      Increase in prepaid expenses                                           (105,163)           (7,883)
      Increase in accounts payable and accrued liabilities                    152,522           546,252
                                                                         -------------      -------------
    Net cash used in operating activities                                    (143,147)       (1,674,070)
                                                                         -------------      -------------
CASH FLOWS FROM DISCONTINUED OPERATIONS
      Loss for the period from discontinued operations                        (36,283)                -
      Net change in net assets of discontinued operations                     125,131                 -
                                                                         -------------      -------------
    Net cash from discontinued operations                                      88,848                 -
                                                                         -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                 (5,711)       (1,563,371)
    Proceeds on disposition of subsidiaries, net of cash divested              23,207                 -
                                                                         -------------      -------------
    Net cash from  (used in)  investing activities                             17,496        (1,563,371)
                                                                         -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Promissory note repayment                                                  (2,173)                -
    Issuance of common stock                                                        -         5,000,000
    Share issuance costs                                                            -           (300,000)
                                                                         -------------      -------------
    Net cash from (used in)  financing activities                              (2,173)        4,700,000
                                                                         -------------      -------------

Change in cash and cash equivalents for the  period                           (38,976)        1,462,559

Cash and cash equivalents, beginning of period                              1,376,814           (60,916)

Effect of exchange rates on cash                                              (37,947)           51,183
                                                                         -------------      -------------
Cash and cash equivalents, end of period                                 $  1,299,891       $ 1,452,826
                                                                         =============      =============


Supplemental disclosures with respect to cash flows (Note 12)


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

     The Company's primary operating subsidiaries at March 31, 2001 were:

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

     The Company's common stock is listed on the American Stock Exchange under the ticker symbol AAC.


2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses since its inception. In order to continue as a going concern, the Company must generate profits and/or obtain additional financing. It is management's plan to seek additional capital through equity financing.

                                   March 31,      December 31        March 31,
                                     2001            2000              2000

     Deficit                   $(13,637,834)     $(13,184,049)    $ (2,566,664)
                               ==============    =============    =============
     Working capital           $     540,600     $    542,069     $   2,474,510
                               =============     =============    =============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

     e)   Financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value at March 31, 2001.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

     q)   Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of the statement has a significant impact on its financial statements.

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

     t)   Comparative figures

     Certain of the figures for the three month period ended March 31, 2000 have been reclassified to conform to the presentation adopted in the 2001 year.


4.   NOTE RECEIVABLE

     The Company made a loan in the amount of $100,000 to an employee during the 2000 year. An agreement between the borrower and Able Auctions (1991) Ltd., yet to be finalized, provides that the loan shall be due and payable on July 2, 2003, will bear interest at a rate of 4% per annum from July 2, 2000 until the maturity date, and be secured by a charge on certain real property of the borrower.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited



5.   CAPITAL ASSETS

                                                                                 December 31,    March 31,
                                                 March 31, 2001                     2000           2000
                                  --------------------------------------------   ------------   ------------
                                                 Accumulated        Net Book       Net Book       Net Book
                                      Cost       Depreciation         Value          Value          Value
                                  ------------   ------------     ------------   ------------   ------------
         Land                     $   800,000     $        -      $   800,000    $   800,000    $ 2,105,000
         Building                   1,081,500         10,815        1,070,685      1,081,500      1,393,250
         Furniture and fixtures       150,369         77,603           72,766         84,492        264,697
         Equipment                          -              -                -              -        149,572
         Computer equipment         1,031,321        439,162          592,159        660,669        800,641
         Computer software            152,365         65,340           87,025         93,563        120,636
         Vehicle                       90,131         30,580           59,551         61,373         34,096
         Leasehold improvements       187,852         20,143          167,709        275,934         53,028
                                  ------------   ------------     ------------   ------------   ------------
                                  $ 3,493,538     $  643,643      $ 2,849,895    $ 3,057,531    $ 4,920,920
                                  ============   ============     ============   ============   ============


6.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $72,765 (net of amortization costs of $70,902) (December 31, 2000 - $86,353; March 31, 2000 - $94,479) is
     comprised of hardware and software costs incurred by the Company in developing its web site. The Company amortizes these costs over a period of five years from the commencement of operations of the web site.


7.   GOODWILL

                                                                    March 31,    December 31,     March 31,
                                                 Accumulated          2001          2000            2000
                                      Gross      Amortization          Net           Net             Net
                                  ------------   ------------     ------------   ------------   ------------
         Goodwill                 $   895,055     $  115,408       $  779,647    $ 1,050,902     $ 1,246,268
                                  ============   ==============   =============  =============  =============

                            ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


8.   ACQUISITIONS AND DIVESTITURES

     Following is a description of the Company's more significant business acquisitions and divestitures:

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


8.   ACQUISITIONS AND DIVESTITURES (continued)

     i) Effective July 31, 2000, the Company acquired all of the issued shares of Jarvis Auctions Ltd. The Company paid cash of $288,000, representing the total purchase price. The $219,900 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

     j) Effective March 29, 2001, the Company agreed to dispose of all of its shares of Johnston's Surplus Office Systems Ltd. ('Surplus').

          The Company also agreed to settle debt owed to the Company by Surplus in the amount of $1,191,724. The debt is to be settled by the issuance by Surplus to the Company of 1,191,724 common shares of Surplus at a deemed price of $1.00 per share.

          The Company agreed to then sell all of the issued shares of Surplus to
          an  employee  of  Surplus,   for  consideration  of  Cdn$600,000  (US$
          380,500).

          The purchase price is to be paid as follows:

          (a) Cash of Cdn$75,000 (US$47,568) due on the closing date of March 31, 2001.

          (b) Cash of Cdn$125,000 (US$79,280) payable as to Cdn$3,472 (US$2,202) per month for three years after the closing date, without interest, evidenced by a promissory note and secured by the pledge and escrow to the Company of the shares.

          (c) An amount of Cdn$400,000 (US$253,696) payable by the provision to the Company of goods or services of Surplus at an agreed discount.

          The proceeds described in (a) and (b) have been recorded as at the effective date of sale. The benefit, if any, derived by the Company from the discount described in (c) will be reflected in the gross profit of the Company as earned.

          The revenues and expenses of Surplus for the three month period ended March 31, 2001 have been presented as discontinued operations.


9.   PROMISSORY NOTE

                                                              March 31,    December 31,        March 31,
                                                                2001          2000                2000
                                                            ------------   ------------      ------------
     Promissory note, with interest at 9% per annum,
     repayment at $8,569 per month including
     principal and interest, secured by mortgage
     over land and building, due July 24, 2028              $ 1,049,998    $ 1,052,171       $ 1,046,358

     Less:  current portion                                      (8,672)        (8,479)         (102,831)
                                                            ------------   ------------      ------------
                                                            $ 1,041,326    $ 1,043,692        $  943,527

                            ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


10.  CAPITAL STOCK (continued)

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

     m) In May, 2000, the Company issued 10,000 shares of common stock at an aggregate deemed value of $350,000 as partial consideration for the purchase of Ehli's Commercial/Industrial Auctions Inc.

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


11.  WARRANTS

     The following warrants were outstanding at March 31, 2001:

     Year Granted        Number of Shares     Subscription Price         Expiry Date
     -------------       ----------------     ------------------        --------------
        1999                 547,029          At         4.00           August 24, 2001
        2000               1,000,000                     6.00           March 25, 2002
        2000               1,210,240                     6.00           April 28, 2001

     During the three month period ended March 31, 2001, 150,000 warrants with a subscription price of $8.00 expired.


12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                      2001             2000
     Cash paid for income taxes                  $      -         $      -
                                                 =============    =============
     Cash paid for interest                      $     24,714     $      10,672
                                                 =============    =============

     The following non-cash operating, investing and financing transactions occurred during the three month period ended March 31, 2001:

     a) The Company received a promissory note in the amount of $79,280 as partial proceeds for the sale of its shares of Johnston's Surplus Office Systems Ltd.

     The following non-cash operating, investing and financing transactions occurred during the three month period ended March 31, 2000:

     a) The Company issued 155,486 shares of common stock at a deemed value of $1,243,888 for the purchase of a building and land in Scottsdale, Arizona.

     b) The Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     c) The Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

     d) The Company assumed a promissory note in the amount of $1,056,112 for the purchase of a building and land in Scottsdale, Arizona.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive losses for the three month periods ended March 31, 2001 and 2000 were $491,729 and $1,168,795 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of a $37,947 loss for the period ended March 31, 2001 and a $51,183 gain for the period ended March 31, 2000.


                                                    Foreign        Accumulated
                                                   Currency           Other
                                                  Translation     Comprehensive
                                                  Adjustment          Income
                                                  -----------     -------------


    Balance, December 31, 1999                    $   11,445       $    11,445
    Change During Period                              51,183            51,183
                                                  -----------     -------------
    Balance, March 31, 2000                       $   62,628       $    62,628
                                                  ===========     =============

    Balance, December 31, 2000                    $ (21,298)       $  (21,298)
    Change During Period                            (37,947)          (37,947)
                                                  -----------     -------------
    Balance, March 31, 2001                       $ (59,245)       $  (59,245)
                                                  ===========     =============


14.  INCOME TAXES

         a)  The Company's total deferred tax asset is as follows:

                                                                 March 31,       December 31,    March 31,
                                                                   2001             2000           2000
                                                              -------------    -------------   --------------
         Tax benefit relating to net operating
               loss carryforwards                             $  3,437,000     $  3,510,361    $   1,173,771
         Valuation allowance                                    (3,437,000)      (3,510,361)      (1,173,771)
                                                              -------------    -------------   --------------
                                                              $          -     $          -    $           -
                                                              =============    =============   ==============


     The Company has net operating losses carried forward of approximately $8,000,000 which expire in years ranging from 2006 to 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty of realizability.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


14.  INCOME TAXES (continued)

     b) Following is a reconciliation of expected and actual income tax benefit, using the applicable statutory income tax rates for the three month period ended March 31, 2001

     Expected tax benefit                                  $    146,879
     Certain non-deductible expenses                          (220,240)
     Change in valuation allowance                               73,361
                                                           -------------
                                                           $      -
                                                           =============


15.  RELATED PARTY TRANSACTIONS

     During the three month period ended March 31, 2001 the following related party transactions occurred:

     a) The Company paid rent of $35,717 to a company controlled by a director of the Company.

     b) Included in accounts payable is an amount of $148,291 owing to companies controlled by a director of the Company.

     c) Included in accounts payable is an amount of $190,272 owing to a director of the Company with respect to accrued wages expensed during the 2000 year.

     d) Included in accounts receivable is an amount of $50,912 owing by companies controlled by a director of the Company.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


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

     During  the  three  month  period   ended  March  31,  2001,   stock  based
     compensation   expense  of  $52,551  was  recognized  in  the  consolidated statement of operations.

     A summary of the Company's stock option plan and changes during the three month periods ended March 31, 2001 and 2000 are presented below:


                                                          2001                                2000
                                               -----------------------------     -----------------------------
                                                                 Weighted                           Weighted
                                                                  Average                            Average
                                                  Number         Exercise          Number           Exercise
                                                 of Shares         Price          of Shares          Price
                                               ------------     ------------     ----------        -----------
         Outstanding, beginning of period        1,387,500        $   4.94        812,500           $  3.20

                  Granted                                -               -        207,500              6.07
                  Forfeited                              -               -        (30,000)             4.40
                  Exercised                              -               -              -                 -
                                               ------------     ------------     ----------        -----------
         Outstanding, end of period             1,387,500         $   4.94          990,000         $  3.77
                                               ============     ============     ==========        ============
         Weighted average fair value of options
         granted during the period                                $      -                          $  4.58
                                                                ============                       ============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


16.  STOCK BASED COMPENSATION EXPENSE (continued)

     The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at March 31, 2001:

                                                Average
                            Weighted           Remaining
       Exercise               Number           Contractual          Number
        Price              Outstanding            Life            Exercisable
       ------------------------------------------------------------------------
       $  3.20              788,000                3.5              717,000
          5.00               22,500                3.8               22,500
          8.00               30,000                3.9
          6.76               75,000                3.9                 -
          7.15               50,000                4.1
          6.53               20,000                4.1                 -
          6.53               80,000                4.1                 -
          7.00               75,000                4.3                 -
          7.00              120,000                4.3                 -
          8.50               15,000                4.3                 -
          8.66              112,000                4.3                 -
                         ------------                              ---------
                          1,387,500                                 739,500
                         ============                              =========

     Compensation

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                                       2001            2000

     Loss for the period
         As reported                              $   (453,785)    $ (1,219,978)
                                                  =============    =============
         Pro forma                                $   (917,052)    $ (1,689,477)
                                                  ==============   =============
     Basic and diluted  loss per share
         As reported                              $      (0.02)    $      (0.07)
                                                  =============    =============
         Pro forma                                $      (0.04)    $      (0.09)
                                                  =============    =============


     The fair value of each option was estimated using the Black-Scholes Option Pricing Model.

     The assumptions used in calculating fair value were as follows:

                                                        2001            2000
                                                   ------------       ---------
      Dividend Yield                                          -            -
      Expected Volatility                            60% - 126%         189%
      Risk Free Interest Rates                      6.0% - 6.7%         6.23%
      Weight Average Expected Option Terms          2 to 5 years       2 years

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTH PERIOD ENDED MARCH 31

                                    Unaudited


17.  COMMITMENTS

     a) The Company leases office space and equipment under non-cancellable operating leases extending for periods in excess of one year. Future commitments under such lease agreements are as follows:

              2001                        $   456,471
              2002                            345,096
              2003                            181,596
              2004                            171,996
              2005                            152,796
              Thereafter                      598,451
                                        -------------
                                          $ 1,906,406

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


     b) Future commitments pursuant to the promissory note described in Note 9 are as follows:

                    2001                        $     6,306
                    2002                              9,273
                    2003                             10,145
                    2004                             11,097
                    2005                             12,138
                    Thereafter                    1,001,039
                                              -------------
                                                $ 1,049,998

     c)   The  Company   maintains   employment   agreements  with  various  key
          management personnel.


18.  INTERNATIONAL OPERATIONS

     The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

                                                                   2001              2000
     External sales from continuing operations:
         United States                                      $    952,961     $     432,246
         Canada                                                1,363,317           667,881
                                                            -------------    -------------
                                                            $  2,316,278     $   1,100,127
                                                            =============    =============
     Long-lived assets of continuing operations:
         United States                                      $  2,539,769     $   4,363,847
         Canada                                                1,325,577         1,909,245
                                                            -------------    -------------
                                                            $  3,865,346     $   6,273,092
                                                            =============    =============

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing a new business strategy; the Registrant's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant's dependence on key personnel; the Registrant's dependence on marketing relationships with auction houses and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described under "Description of Business - Risk Factors" in the Registrant's annual report on Form 10-KSB.

The Registrant's management has included projections and estimates in this quarterly report, which are based primarily on management's assessment of the Registrant's results of operations, discussions and negotiations with third parties, management's experience and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.


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

On our acquisition of Able Auctions (1991), we acquired all of the assets and the auction business of Able Auctions (1991). We also undertook the process of designing, building and testing an Internet based e-commerce web site to broadcast auctions over the Internet. We launched our web site for public viewing in December 1999, and conducted our first live broadcast of an auction on our web site in January 2000.

We are an early stage company and our principal activity to date has been the acquisition, by either share purchase or asset purchase, of Able Auctions
(1991), Ross Auctioneers & Appraisers, Auctions West, Johnston's Surplus Office Systems, Jarvis Industries and Warex Supply, all in British Columbia, Canada, and Falcon Trading and Ehli's Auctions in Washington State, and Mesler's Auction House in Arizona. Before these acquisitions, we had no material business and no material revenues, expenses, assets or liabilities.

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

Throughout the year 2000, we also implemented our business plan and strategy of developing a platform to conduct auctions live over the Internet. As a result, we expended significant funds on developing the actual website and software, organizing a management team to market and develop the programs, and marketing our software in North America. During the fourth quarter 2000, we hired marketing personnel in an effort to license our technology to auction houses and to market our Internet capabilities and broadcasting services.

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

Results of Operation

Three months ended March 31, 2001 compared to the corresponding period in 2000.

Revenues. During the three months ended March 31, 2001, we had net auction revenues of $2,316,278, compared to $1,100,127 during the same period in 2000, an increase of $1,216,151 (approximately 110%) due primarily to the fact that we recognized revenue from the operations of the auction houses we acquired during 2000. Sales of goods were 59% of our revenues during the three month period ended March 31, 2001, compared to 79% during the same period in 2000. In the third quarter of 2000, we acquired certain auction houses that realize revenue mainly on a commission basis. The decrease in the revenues resulting from sales of goods as a percentage of revenue in 2001 is a direct result of combining the auction houses that sell inventory mainly on a commission basis with the auction houses that sell mainly purchased inventory. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

During the end of 2000, we began to realize the synergies and benefits of acquiring the various auction houses throughout the Northwest. Inventory levels were maintained at sustainable levels for the level of sales during the first quarter 2001. Bad debts were reduced to negligible amounts as a result of the implementation of effective controls in the newly acquired facilities.

Operating Expenses. During the three month period ended March 31, 2001, operating expenses were $1,639,045 for the quarter ended March 31, 2001, compared to $1,490,762 for the same period in 2000. The Company has hired experienced management and the administrative systems are now in place to manage operations efficiently. The operating costs in the first quarter of 2001 were lower in relative amounts than 2000 as additional expenses were incurred in 2000 to build the infrastructure, management team, and Internet technology.

Personnel and consulting expenses were $770,560 during the three-month period ended March 31, 2001 (2000 - $394,983) or 47.0% (2000 - 26.5%) of our operating expenses and consisted of expenses related to salaries and benefits $645,443 (2000 - $296,069), consulting and management fees $103,535 (2000 - $82,861), and commissions $21,582 (2000 - $16,053). We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for our auction houses, (ii) we expand our operations, and (iii) we increase the frequency and number of auctions that we conduct. We anticipate that personnel and consulting expenses as a percentage of revenues will decrease during the remainder of 2001.

During the three-month period ended March 31, 2001, advertising and promotion expenses were $257,949 (2000 - $154,288) or 15.7% (2000 - 10.3%) of our
operating expenses. Advertising expenses were higher in comparison to 2000 as our operations have greatly expanded through our acquisitions. We also incurred significant advertising expenses in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate promotion expenses to remain constant in 2001 as efficiencies in advertising are attained even though promotional and marketing efforts will increase as the number of auctions increase.

General overhead expenses related to rent and utilities $207,664 (2000 - $185,335), telephone $47,916 (2000 - $24,686), travel related to operations $8,558 (2000 - $115,605), repairs and maintenance $34,725 (2000 - $24,062), automotive  $14,729 (2000 - $15,348),  insurance  $20,958 (2000 - $0) and office expenses  $83,953(2000 - $62,913)  totalled  $418,503 (2000 - $427,949) or 25.5%
(2000 - 28.7%) of our total operating expenses and 18.1% (2000 - 38.9%) of our total revenue.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

Professional fees were $16,627 (2000 - $116,013) during the three-month period ended March 31, 2001. The professional fees related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to stabilize in 2001 unless we expand our acquisitions and require further legal assistance.

Depreciation and amortization expense was $156,637 (2000 - $120,300) for the three-month period ended March 31, 2001.

Gross Profit. Cost of goods sold were $667,160 (2000 - $814,751) for the three-month period ended March 31, 2001. Gross profits were $1,649,118 (2000 - $285,376) or 71.2% (2000 - 25.9%). Until we developed our inventory procurement model, normal gross margins were approximately 25% overall. We believe gross profits will increase in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Income and Net Loss. For the quarter ended March 31, 2001, we realized income from operations of $13,580 (2000 - loss of $1,219,978). We realized an overall net loss for the quarter of $453,785 (2000 - $1,219,978) or $0.02 (2000
- $0.07) per share. The net loss was created almost solely on the sale of our subsidiary, Johnston's Surplus Office Systems Ltd. ("Surplus").

During the fiscal year 2000 we acquired all of the issued and outstanding shares of Surplus. We then combined the profitable components of Surplus with our operating auction and liquidation houses in Seattle, Washington, Surrey, British Columbia, and San Mateo, California. Since the remaining division of Surplus was engaged in the business of manufacturing and refurbishing office systems, which was inconsistent with our business strategy, and was beginning to lose market share and profitability, we decided to sell Surplus to its management. Consideration for the purchase of Surplus was $75,000 cash plus the issuance of a promissory note of $125,000 secured by a personal guarantee, and an agreement to supply products to us totalling an additional $400,000.

We believe that the operations will continue to be profitable. We will only incur overall losses in the future if we are able to obtain additional financing and expand the development and marketing of our Internet technology. If we are unable to obtain additional financing, all Internet technology development and marketing will be constrained and will be financed from operations.

Liquidity and Capital Resources

Our working capital position at March 31, 2001 was $540,600. We had cash and cash equivalents of $1,299,891, accounts receivables of $547,506, inventory of $357,628, and prepaid expenses of $217,229 at March 31, 2001. We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2001 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $143,147 during the quarter ended March 31, 2001. We anticipate that cash will remain constant for 2001 as the majority of our auction houses became profitable in the first quarter 2001 and are expected to remain profitable during the remainder of 2001. Our cash resources may decrease if we complete additional acquisitions during the 2001, or if we are unable to maintain positive cash flow from our business through 2001. We intend to continue our acquisition program only if additional financing is available.

Cash flow from investing activities during the quarter ended March 31, 2001 generated $17,496. Cash flow for investing is expected to decrease as we curtail our investing activities until funds are raised.

Net cash flow used in financing activities during the quarter ended March 31, 2001 was $2,173. The only financing activities during the quarter involved payments on the principal portion of the promissory note on our Scottsdale property.

In light of the current capital market condition, we revised our operating and capital budget for the year ending December 31, 2001 to approximately $750,000. We intend to concentrate our resources on achieving profitability during 2001. Management has suspended its acquisition and expansion plans until additional financing is available on acceptable terms and has reduced budgeted expenditures related to development and technology upgrades. We believe that revenues from our operations and current working capital will be sufficient to satisfy our working capital needs for the remainder of 2001.

Outlook

We believe that we have created an infrastructure, Internet technology, and inventory procurement model that will realize significant benefits in the future. This model will allow us to open a new auction house in Vancouver, British Columbia in June 2001 and will allow us to expand into new markets in the United States in the second and third quarter of 2001. The expansion of our auction houses is being financed completely from the profits generated from operations.

We intend to complete additional acquisitions during 2001, subject to obtaining additional financing to complete these transactions. We anticipate that we will be required to raise an additional $8 to $15 million to adequately fund the acquisitions and to satisfy our operating and capital budget for 2001. In the event we are unable to obtain additional financing, we intend to concentrate our resources on our existing operations. We believe we have sufficient working capital to continue to fund our operations. See "Summary of Operating and Capital Budget."

We intend to meet our cash requirements through revenues generated from our operations and private or public offerings of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

As stated previously, we expended significant funds in developing internal controls, inventory procurement systems, Internet software, accounting systems, and management teams. We believe that the benefits of these expenditures have been realized in the first quarter of 2001. Losses will now be realized only to the extent of developing new markets, acquisition-related costs and Internet development. Our bricks and mortar operations should now continue to experience profits and increasing revenues.

We cannot assure you that our actual expenditures for fiscal 2001 will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry.

Plan of Operation

Our plan of operation is based on the operating history of Able Auctions (1991) Ltd., our operations during 2000, our experience in the industry, and our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating budget for the remainder of the fiscal year ending December 31, 2001.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our five locations in Surrey and Coquitlam, British Columbia; Tacoma, Washington; Scottsdale, Arizona, and San Mateo, California. We also hold auctions at customer locations in bankruptcies and insolvencies. We intend to increase the number of auctions we currently hold from 12 to 16 per month, per auction house, beginning in the second quarter 2001.

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

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend approximately $750,000 on research and development efforts during fiscal 2001, subject to securing additional financing.

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

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. We also intend to license our software to other auction companies and commence marketing efforts in the remainder of 2001. Our management also intends to continue to identify possible auction companies to enter into marketing strategic relationships. We have also entered a new lease to acquire additional auction space in Vancouver, British Columbia. This facility will commence operations in June 2001. In the second and third quarter of 2001, we will search for a new location in Northwest Washington State. This facility will house an expansion of our Tacoma location and will be a new location for additional liquidation and auction services.

Install the computer server hardware

We installed 17 servers in the first phase of our hardware and software implementation program in our British Columbia location in December 1999. We intend to install additional servers as traffic on our web site increases. When this demand increases, we may install additional servers in Arizona and New York. Our multi-server networking strategy is designed to allow visitors to our auction sites to have timely response time to effectively bid for items at our live auctions without bandwidth restrictions. We are now at a point where the Internet traffic to our Web site is taxing the ability of our current servers. To keep up with the demand placed on our current servers, we will be acquiring new servers in the second quarter of 2001.

Hire additional key personnel

We  anticipate  adding  up  to  15  new  employees  with  e-commerce,   software
development, and software maintenance experience during 2001. The hiring of these employees will subject to the Company obtaining additional financing.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2001:

         Marketing                                          $ 250,000
         Ongoing research and development                     200,000
         Expansion of inventories                             200,000
         Servers and operating systems                        100,000
         Geographic expansion                                       0
                                                          ------------
         Required Capital:                                   $750,000

Our revised operating and capital budget for the fiscal year ending December 31, 2001 is estimated to be approximately $750,000. As of March 31, 2001, we had approximately $540,600 in working capital. We anticipate that revenues from our operations and our working capital will be sufficient to continue to finance our plan of operation if we do not expand or develop our Internet technology. We will be required to raise additional capital during 2001 if we undertake to implement a geographic expansion strategy. See "Liquidity and Capital Resources." We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and cost associated with operating our auctions.

         In the event we determine that we may be unable to meet our on-going capital commitments, we plan to sell certain non-essential assets, including our property located in Scottsdale, Arizona. We anticipates that we may realize approximately $1 million on the sale of the property. In addition, we may take some or all of the following actions:

     o    reduce expenditures on research and development;
     o    reduce sales and marketing expenditures;
     o reduce general and administrative expenses through lay offs or consolidation of our operations; o suspend operations that are not economically profitable; or
     o    sell assets, including licenses to our technologies.


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

Our financial results are quantified in U.S. dollars but a majority of our obligations and expenditures with respect to our operations are incurred in Canadian dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations other than a promissory note, with interest at 9% per annum, repayable at $8,569 per month including principal and interest, due July 24, 2028. The promissory note is secured by a mortgage on our Scottsdale property. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against us. From time to time, we are a party to litigation and claims incidental to the ordinary course of our business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               None

          b)   Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ABLEAUCTIONS.COM INC.

Date: May 11, 2001                       By: /s/ ABDUL LADHA
                                             -----------------------------------
                                         Name:  Abdul Ladha
                                         Title: President & Chief Executive
                                         Officer
                                         (Principal Executive Officer)


Date: May 11, 2001                       By: /s/ RON MILLER
                                             -----------------------------------
                                         Name:  Ron Miller
                                         Title: Chief Financial Officer
                                         (Principal Financial Officer)