Form 10QSB
period 2001-06-30
ABLEAUCTIONS COM INC
filed 2001-08-16
CIK 1099290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                         Commission file number 0-28179

                             ABLEAUCTIONS.COM, INC.
              (Exact name of small business issuer in its charter)

         Florida                                         59-3404233
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              1963 Lougheed Highway
                           Coquitlam, British Columbia
                                     V3K-3T8
                    (Address of principal executive offices)

                                 (604) 521-3369
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding common shares, no par value, of the Registrant at June 30, 2001 was 20,976,661

================================================================================

                             ABLEAUCTIONS.COM, INC.

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2001

                                                                           Page
                                                                           ----
Part I -  FINANCIAL INFORMATION .............................................1

   ITEM 1. FINANCIAL STATEMENTS .............................................1

           Consolidated Balance Sheet .......................................1

           Consolidated Statement of Operations .............................2

           Consolidated Statement of Comprehensive Loss .....................3

           Consolidated Statement of Changes in Stockholder's Equity ........4

           Consolidated Statement of Cash Flows .............................5

           Notes to the Consolidated Financial Statements ...................6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................22

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .......29

Part II - OTHER INFORMATION ................................................29

   ITEM 1. LEGAL PROCEEDINGS ...............................................29

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................30

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................30

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............30

   ITEM 5. OTHER INFORMATION ...............................................30

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................32

SIGNATURES .................................................................35

                             ABLEAUCTIONS.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                                                                           June 30       December 31
                                                                            2001            2000
ASSETS
Current
    Cash and cash equivalents                                          $   1,035,437    $   1,376,814
    Accounts receivable  - trade                                             469,088          864,296
    Inventory                                                                520,904          302,767
    Prepaid expenses                                                          69,288          113,750
    Current portion of receivable on agreement for sale                       26,424                -
                                                                       --------------   --------------
    Total current assets                                                   2,121,141        2,657,627

Receivable on Agreement for Sale (Note 8(j))                                  48,452                -
Note Receivable (Note 4 )                                                    100,000          100,000
Trademarks                                                                     9,689           10,638
Capital Assets (Note 5)                                                    2,819,108        3,057,531
Web Site Development Costs (Note 6 )                                          57,989           86,353
Goodwill (Note 7 )                                                           705,327        1,050,902
                                                                       --------------   --------------
    Total assets                                                       $   5,861,706    $   6,963,051
                                                                       ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable and accrued liabilities                           $   1,738,809    $   2,107,079
    Current portion of promissory note                                         8,856            8,479
                                                                       --------------   --------------
    Total current liabilities                                              1,747,665        2,115,558

Promissory Note (Note 9)                                                   1,039,240        1,043,692
                                                                       --------------   --------------
    Total liabilities                                                      2,786,905        3,159,250
                                                                       --------------   --------------
Stockholders' equity

Capital Stock (Note 10)
    Authorized
        62,500,000 common shares with a par value of $0.001
    Issued and outstanding common shares with a par value of $0.001
        June 30, 2001 and December 31, 2000 -  20,976,661                     20,976           20,976
Additional Paid-In Capital                                                17,508,261       17,508,261
Deferred Option Plan Compensation                                           (414,987)        (520,089)
Deficit                                                                  (14,031,433)     (13,184,049)
Accumulated Other Comprehensive Income (Loss)                                 (8,016)         (21,298)
                                                                       --------------   --------------
    Total stockholders' equity                                             3,074,801        3,803,801
                                                                       --------------   --------------
    Total liabilities and stockholders' equity                         $   5,861,706    $   6,963,051
                                                                       ==============   ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    Unaudited

                                                     Three Month     Three Month     Six Month      Six Month
                                                     Period Ended   Period Ended   Period Ended    Period Ended
                                                      June 30,        June 30,       June 30,       June 30,
                                                        2001            2000           2001           2000
REVENUES
    Sales                                           $  2,423,926   $  3,036,462   $ 3,779,782     $  3,904,153
    Commissions                                          808,709        313,816     1,769,132          546,252
                                                   -------------- -------------- -------------    -------------
                                                       3,232,635      3,350,278     5,548,914        4,450,405

COST OF REVENUES                                       1,847,043      2,673,167     2,514,203        3,487,918
                                                   -------------- -------------- -------------    -------------
GROSS PROFIT                                           1,385,592        677,111     3,034,711          962,487
                                                   -------------- -------------- -------------    -------------
OPERATING EXPENSES
    Accounting and legal                                  18,522        108,031        35,148          224,044
    Advertising and promotion                            276,639        190,364       534,588          344,652
    Amortization of goodwill                              74,320         19,086       145,575           33,778
    Automobile                                            19,112          8,014        33,841           23,362
    Bad debts                                                174         12,059           436            8,363
    Commission                                            36,706        101,899        58,288          117,952
    Consulting                                            88,078        257,510       191,614          338,764
    Depreciation and amortization of capital assets       93,939        131,952       179,320          237,560
    Insurance                                             37,961         33,051        58,920           33,051
    Interest on promissory note                           30,057              -        47,388                -
    Investor relations and shareholder information             -        109,815         1,176          376,386
    Licenses and permits                                     616         12,004         1,610           26,358
    Management fees                                            -         18,657             -           20,264
    Office and administration                            170,842        111,498       253,799          174,411
    Rent and utilities                                   181,591        229,727       389,255          415,062
    Repairs and maintenance                               37,871         40,509        72,596           64,571
    Salaries and benefits                                651,099        581,707     1,296,542          877,776
    Telephone                                             38,197         80,816        86,113          105,502
    Travel                                                24,687        160,958        33,245          276,563
                                                   -------------- -------------- -------------    -------------
                                                       1,780,411      2,207,657     3,419,454        3,698,419
                                                   -------------- -------------- -------------    -------------
Loss Before Other Items                                 (394,819)    (1,530,546)     (384,743)      (2,735,932)

OTHER ITEMS
    Interest income                                        2,175          8,447         6,276           22,890
    Foreign exchange gain (loss)                            (957)        13,893        (1,552)         (15,142)
                                                   -------------- -------------- -------------    -------------
                                                           1,218         22,340         4,724            7,748
                                                   -------------- -------------- -------------    -------------
Income (Loss) From Continuing Operations            $   (393,601)   $(1,508,206)  $  (380,019)    $ (2,728,184)
Loss On Disposition Of Subsidiary (Note 8(j))                  -              -      (431,082)               -
Loss From Discontinued Operations (Note 8(j))                  -              -       (36,283)               -
                                                   -------------- -------------- -------------    -------------
Loss For The Period                                 $   (393,601)   $(1,508,206)  $  (847,384)    $ (2,728,184)
                                                   ============== ============== =============    =============
Basic And Diluted Income (Loss) Per Share
       From Continuing Operations                   $      (0.02)   $     (0.07)  $     (0.02)    $      (0.14)
       From Discontinued Operations                            -              -         (0.02)               -
                                                   -------------- -------------- -------------    -------------
                                                    $      (0.02)   $     (0.07)  $     (0.04)    $      (0.14)
                                                   ============== ============== =============    =============
Weighted average number of shares of common
       stock outstanding                              20,976,661     20,405,250    20,976,661       19,096,349
                                                   ============== ============== =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                                    Unaudited



                                                     Three Month     Three Month      Six Month     Six Month
                                                     Period Ended   Period Ended    Period Ended   Period Ended
                                                      June 30,        June 30,        June 30,      June 30,
                                                        2001            2000            2001          2000

Loss For The Period                                 $  (393,601)   $ (1,508,206)  $   (847,384)    $ (2,728,184)


Other Comprehensive Income (Loss), net of tax:
      Foreign currency translation adjustments           51,229         (76,793)        13,282          (25,610)
                                                   -------------  -------------- --------------    -------------

Consolidated Comprehensive Loss                     $  (342,372)   $ (1,584,999)  $   (834,102)    $ (2,753,794)
                                                   =============  ============== ==============    =============

Basic and Diluted Comprehensive
        Loss Per Share                              $     (0.02)   $      (0.08)  $      (0.04)    $      (0.14)
                                                   =============  ============== ==============    =============

Weighted Average Number of
        Shares Outstanding                           20,976,661      20,405,250     20,976,661       19,096,349
                                                   =============  ============== ==============    =============







                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Unaudited

                                                                 Accumulated   Deferred
                                                    Additional      Other       Option                        Total
                                 Common Stock        Paid-In    Comprehensive    Plan                     Stockholders
                               Shares      Amount    Capital    Income (Loss) Compensation    Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999   18,310,001  $ 18,310  $ 3,740,108   $  11,445    $        -   $(1,346,686)    $ 2,423,177

Private placements            2,210,240     2,210   11,048,990           -             -             -      11,051,200
Share issuance costs               -            -   (1,147,670)          -             -             -      (1,147,670)
Common stock issued for
    acquisition of assets of
    Falcon Trading Inc.          53,405        53      360,752           -             -             -         360,805
Common stock issued for
    acquisition of land
    and a building              155,486       155    1,243,733           -             -             -       1,243,888
Common stock issued for
    acquisition of assets of
    Mesler's Auction House       30,625        31      244,969           -             -             -         245,000
Share issuance costs                  -         -            -           -             -             -               -
Common stock issued for
    acquisition of rights to
    a trademark                   4,822         5       34,473           -             -             -          34,478
Common stock issued for
    acquisition of assets of
    Auctions West Sales
    Corporation                  10,000        10       69,990           -             -             -          70,000
Common stock issued for
    acquisition of Ehli's
    Commercial/Industrial
    Auctions, Inc.               50,000        50      349,950           -             -             -         350,000
Common stock issued for
    acquisition of Johnston's
    Surplus Office Systems Ltd.  68,182        68      513,342           -             -             -         513,410
Common  stock issued for
    acquisition of Warex
    Supply Ltd.                   6,900         7       55,193           -             -             -          55,200
Stock options exercised          77,000        77      354,323           -             -             -         354,400
Deferred option plan compensation     -         -      640,108           -      (640,108)            -
Stock based compensation              -         -            -           -       120,019             -         120,019
Translation adjustment                -         -            -     (32,743)            -             -         (32,743)
Loss for the year                     -         -            -           -             -   (11,837,363     (11,837,363)
                             ----------  --------- -----------   ----------  -----------  ------------     ------------
Balance, December 31, 2000   20,976,661  $ 20,976  $17,508,261   $ (21,298)   $ (520,089) $(13,184,049)    $ 3,803,801

Stock based compensation              -         -            -           -       105,102             -         105,102
Translation adjustment                -         -            -      13,282             -             -          13,282
Loss for the period                   -         -            -           -             -      (847,384)       (847,384)
                             ----------  --------- -----------   ----------  -----------  ------------     ------------
Balance, June 30, 2001       20,976,661  $ 20,976  $17,508,261   $  (8,016)   $ (414,987) $(14,031,433)    $ 3,074,801
                            ===========  ========= ===========   ==========  ===========  ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Unaudited

                                                                               Six Month          Six Month
                                                                             Period Ended       Period Ended
                                                                               June 30,           June 30,
                                                                                 2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES
        Income (loss) for the period  from continuing operations            $   (380,019)      $ (2,728,184)
        Non-cash items included in loss:
        Depreciation and amortization of capital assets                          179,320            237,560
        Amortization of goodwill                                                 145,575             33,778
        Bad debts                                                                    436              8,363
        Stock based compensation                                                 105,102             17,033
                                                                            -------------      -------------
                                                                                  50,414         (2,431,450)
        Changes in operating working capital items:
        Increase in accounts receivable                                         (165,419)          (274,248)
        Increase in inventory                                                   (333,150)          (784,626)
        Decrease (increase) in prepaid expenses                                   42,778           (157,408)
        Increase (decrease) in accounts payable and accrued liabilities           (8,075)           155,464
                                                                            -------------      -------------
        Net cash used in operating activities                                   (413,452)        (3,492,268)
                                                                            -------------      -------------
CASH FLOWS FROM DISCONTINUED OPERATIONS
        Loss for the period from discontinued operations                         (36,283)                 -
        Net change in net assets of discontinued operations                      125,131                  -
                                                                            -------------      -------------
        Net cash from discontinued operations                                     88,848                  -
                                                                            -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of capital assets                                               (53,591)        (1,789,724)
        Proceeds on disposition of subsidiaries, net of cash divested             23,207                  -
        Proceeds of receivable on agreement for  sale                              4,404                  -
        Website development costs                                                      -            (23,470)
        Aquisition of investment                                                       -           (900,000)
                                                                            -------------      -------------
        Net cash from  (used in)  investing activities                           (25,980)        (2,713,194)
                                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of promissory note                                              (4,075)                 -
        Issuance of common stock                                                       -         11,274,200
        Share issuance costs                                                           -         (1,147,670)
                                                                            -------------      -------------
        Net cash from (used in)  financing activities                             (4,075)        10,126,530
                                                                            -------------      -------------
Change in cash and cash equivalents for the  period                             (354,659)         3,921,068
Cash and cash equivalents, beginning of period                                 1,376,814            (60,916)
Effect of exchange rates on cash                                                  13,282             25,610
                                                                            -------------      -------------
Cash and cash equivalents, end of period                                    $  1,035,437       $  3,885,762
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

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

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

     The Company's primary operating subsidiaries at June 30, 2001 were:

          Able  Auctions  (1991)  Ltd.,   operating  a  Canadian-based   auction
          business.

          Ableauctions.com (Washington) Inc., operating a U.S.-based auction business.

          Ehli's Commercial/Industrial Auctions, Inc., a U.S.-based liquidator of automobiles and industrial equipment.

          Jarvis Industries Ltd., operating a Canadian-based auction business.

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

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

     e)   Financial instruments

          The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, receivable on agreement for sale, note receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value at June 30, 2001.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

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

          In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies do not significantly differ from those outlined in SAB 101.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

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

     l)   Loss per share

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

     m)   Income taxes

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

     n)   Segment information

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited


3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     o)   Stock-based compensation

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

     p)   Accounting for derivative instruments and hedging activities

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

     q)   Generally accepted accounting principles

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at June 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     r)   Comparative figures

          Certain of the figures for the six month period ended June 30, 2000 have been reclassified to conform to the presentation adopted for the 2001 period.

                            ABLEAUCTIONS.COM, INC. 1.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited


4.   NOTE RECEIVABLE

     The Company made a loan in the amount of $100,000 to an employee during the 2000 year. An agreement between the borrower and Able Auctions (1991) Ltd. provides that the loan shall be due and payable on July 2, 2003, will bear interest at a rate of 4% per annum from July 2, 2000 until the maturity date, and be secured by a charge on certain real property of the borrower.

5.   CAPITAL ASSETS

                                                                                     December 31,
                                                     June 30, 2001                       2000
                                   -----------------------------------------------    -----------
                                                    Accumulated         Net Book        Net Book
                                           Cost     Depreciation          Value           Value
                                   -------------    -----------         --------      -----------
         Land                      $     800,000    $    -           $   800,000    $   800,000
         Building                      1,082,605         21,630        1,060,975      1,081,500
         Furniture and fixtures          152,395         80,220           72,175         84,492
         Computer equipment            1,034,050        486,588          547,462        660,669
         Computer software               152,365         72,179           80,186         93,563
         Vehicle                          90,131         40,206           49,925         61,373
         Leasehold improvements          231,826         23,441          208,385        275,934
                                   -------------    -------------    -------------    -----------
                                   $   3,543,372    $   724,264      $ 2,819,108    $ 3,057,531
                                   =============    =============    =============   ============

6.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $57,989 (net of amortization costs of $85,678) (December 31, 2000: $86,353) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company amortizes these costs over a period of five years from the commencement of operations of the web site.


7.   GOODWILL

                                                     June 30,      December 31,
                                     Accumulated       2001           2000
                         Gross      Amortization        Net            Net
                     -----------   -------------    -------------   ------------
         Goodwill   $   895,055     $  189,728      $ 705,327      $ 1,050,902
                    =============  ==============  ==============   ============

                             ABLEAUCTIONS.COM, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

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

                             ABLEAUCTIONS.COM, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited

8.   ACQUISITIONS AND DIVESTITURES (continued)

     j) Effective March 29, 2001, the Company agreed to dispose of all of its shares of Johnston's Surplus Office Systems Ltd. ('Surplus').

          The Company also agreed to settle debt owed to the Company by Surplus in the amount of $1,191,724. The debt was settled by the issuance by Surplus to the Company of 1,191,724 common shares of Surplus at a deemed price of $1.00 per share.

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

          The carrying values of assets and liabilities of Surplus that were sold were as follows:

                           Cash                           $      24,361
                           Goodwill                             200,000
                           Other assets                         569,868
                           Liabilities                        (236,299)
                                                          -------------
                                                          $    557,930

          The revenues and expenses of Surplus for the six month period ended June 30, 2001 have been presented as discontinued operations.

     k) The Company completed an agreement in April of 2001 under which it agreed to transfer inventory and accounts receivable of the business acquired as described in Note 8(b) to the original seller, in return for the net proceeds of a future sale of the 53,405 shares of common stock of the Company issued in conjunction with the original purchase.

          The amount of net proceeds to the Company and the dollar amount of assets sold have yet to be finalized. Any gain or loss associated with the sale will be recorded once this determination is made.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited

9.   PROMISSORY NOTE

                                                                             June 30,           December 31,
                                                                               2001                    2000
                                                                           --------------      --------------
         Promissory note, with interest at 9% per annum,
         repayment at $8,569 per month including principal and
         interest, secured by mortgage over land and building,
         due July 24, 2028                                                  $  1,048,096        $ 1,052,171

         Less:  current portion                                                   (8,856)             (8,479)
                                                                           --------------      --------------
                                                                            $  1,039,240        $  1,043,692

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

                            ABLEAUCTIONS.COM, INC. 1.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited

10.  CAPITAL STOCK (continued)

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


11.  WARRANTS

     The following warrants were outstanding at June 30, 2001:

       Year Granted     Number of Shares    Subscription Price     Expiry Date
     ---------------   -----------------    ------------------   --------------
          1999               547,029          At    4.00         August 24, 2001
          2000             1,000,000                6.00         March 25, 2002
                       ----------------
                           1,547,029

        Weight average exercise price of
              warrants outstanding            $     5.29
                                              ============

     During the six month period ended June 30, 2001, 150,000 warrants with a subscription price of $8.00 and 1,210,240 warrants with a subscription price of $6.00 expired.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2001

                                    Unaudited


12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                   Six Month        Six Month
                                                 Period Ended     Period Ended
                                                   June 30,         June 30,
                                                     2001             2000
                                                --------------   --------------
         Cash paid for income taxes             $      3,162       $         -
                                                =============    =============
         Cash paid for interest                 $     61,287       $    35,294
                                                =============    =============

     The following non-cash operating, investing and financing transactions occurred during the six month period ended June 30, 2001:

     a) The Company received a promissory note in the amount of $79,280 as partial proceeds for the sale of its shares of Johnston's Surplus Office Systems Ltd.

     The following non-cash operating, investing and financing transactions occurred during the six month period ended June, 2000:

     a) The Company issued 155,486 shares of common stock at a deemed value of $1,243,888 and assumed a promissory note in the amount of $1,056,112 for the purchase of a building and land in Scottsdale, Arizona for the purchase of a building and land in Scottsdale, Arizona.

     b) The Company issued 53,405 shares of common stock at a deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     c) The Company issued 30,625 shares of common stock at a deemed value of $245,000 to purchase the assets of Mesler's Auction House.

     d) The Company issued 4,822 shares of common stock at an aggregate deemed value of $34,478 to acquire rights to a trademark from Simon Fraser University.

     e) The Company issued 10,000 shares of common stock at an aggregate deemed value of $70,000 to purchase certain assets of Auctions West Sales Corporation.

     f) The Company issued 50,000 shares of common stock at an aggregate deemed value of $350,000 as partial consideration for the purchase of Ehli's Commercial/Industrial Auctions Inc.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTH PERIOD ENDED JUNE 30

                                    Unaudited


13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Total comprehensive losses for the six month periods ended June 30, 2001 and 2000 were $834,102 and $2,753,794 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of a $13,282 gain for the six month period ended June 30, 2001 and a $25,610 loss for the six month period ended June 30, 2000. Foreign Accumulated Currency Other Translation Comprehensive Adjustment Income

     Balance, December 31, 1999               $       11,445     $      11,445
     Change During Period                            (25,610)          (25,610)
                                              ---------------    --------------
     Balance, June 30, 2000                   $      (14,165)    $     (14,165)
                                              ===============    ==============

     Balance, December 31, 2000               $      (21,298)    $     (21,298)
     Change During Period                             13,282            13,282
                                              ---------------    --------------
     Balance, June 30, 2001                   $       (8,016)    $      (8,016)
                                              ===============    ==============

14.  INCOME TAXES

     a)   The Company's total deferred tax asset is as follows:

                                                       June 30,     December 31,
                                                        2001             2000
                                                    ------------     ----------
         Tax benefit relating to net operating
               loss carryforwards                   $ 3,622,393    $  3,510,361
         Valuation allowance                         (3,622,393)     (3,510,361)
                                                    -------------    -----------
                                                    $      -          $   -
                                                    =============    ===========

          The Company has net operating losses carried forward of approximately $8,000,000 which expire in years ranging from 2006 to 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty of realizability.

     b) Following is a reconciliation of expected and actual income tax benefit, using the applicable statutory income tax rates for the six month period ended June 30, 2001

                Expected tax benefit                  $   305,058
                Certain non-deductible expenses          (193,026)
                Change in valuation allowance            (112,032)
                                                     ------------
                                                    $      -
                                                     ============

15.  RELATED PARTY TRANSACTIONS

     During the six month period ended June 30, 2001 the following related party transactions occurred:

     a) The Company paid rent of $72,091 to a company controlled by a director of the Company.

     b) Included in accounts payable is an amount of $388,312 owing to companies controlled by a director of the Company.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTH PERIOD ENDED JUNE 30

                                    Unaudited


15.  RELATED PARTY TRANSACTIONS (continued)

     c) Included in accounts payable is an amount of $56,932 owing to a director of the Company with respect to accrued wages expensed during the 2000 year.

     d) Included in accounts receivable is an amount of $53,140 owing by companies controlled by a director of the Company.

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

     During the six month period ended June 30, 2001, stock based compensation expense of $105,102 was recognized in the consolidated statement of operations.

     A summary of the Company's stock option plan and changes during 2001 and 2000 are presented below:

                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Shares         Price
                                                  ------------      -----------
         Outstanding, at December, 31, 1999           812,500      $     3.20
                  Granted                             694,500            6.95
                  Forfeited                           (42,500)           5.22
                  Exercised                           (77,000)           4.60
                                                 -------------    -------------
         Outstanding, at December 31, 2000          1,387,500      $     4.94
                  Granted                                   -               -
                  Forfeited                          (105,000)           7.11
                  Exercised                                 -               -
                                                --------------    -------------
         Outstanding, at June 30, 2001              1,282,500      $     4.76
                                                ==============   ==============
         Weighted average fair value of options                    $        -
         granted during the period                               ==============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTH PERIOD ENDED JUNE 30

                                    Unaudited


16.  STOCK BASED COMPENSATION EXPENSE (continued)

     The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at June 30, 2001:


                                          Average
                      Weighted           Remaining
    Exercise           Number           Contractual          Number
      Price          Outstanding           Life            Exercisable
   --------------------------------------------------------------------
    $   3.20            788,000             3.3              717,000
        5.00             22,500             3.6               22,500
        7.15             50,000             3.9               10,000
        6.53             20,000             3.9                6,667
        6.53             80,000             3.9                   -
        7.00             75,000             4.1                   -
        7.00            120,000             4.1                   -
        8.50             15,000             4.1                   -
        8.66            112,000             4.1                   -
                   -------------                         -------------
                      1,282,500                              756,167
                   =============                         =============

     Compensation

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                              Three Month       Three Month        Six Month        Six Month
                                             Period Ended      Period Ended      Period Ended     Period Ended
                                               June 30,          June 30,        June 30,           June 30,
                                                2001               2000              2001              2000
                                            ------------------------------------------------------------------
         Loss for the period
             As reported                    $    (393,601)    $ (1,508,206)        (847,384)       (2,728,184)
                                            ==============    =============     =============    =============
             Pro forma                      $    (639,839)    $ (1,675,644)      (1,343,860)       (2,895,622)
                                            ==============    =============     =============    =============
         Basic and diluted loss per share
             As reported                    $       (0.02)    $      (0.07)           (0.04)            (0.14)
                                            ==============    =============     =============    =============
             Pro forma                      $       (0.03)    $      (0.08)           (0.06)            (0.15)
                                            ==============    =============     =============    =============

The fair value of each option was estimated using the Black-Scholes Option Pricing Model.

The assumptions used in calculating fair value were as follows:

                                                   2001             2000
                                                  ----------       -------
  Dividend Yield                                          -            -
  Expected Volatility                             60% - 126%         189%
  Risk Free Interest Rates                        6.0% - 6.7%        6.23%
  Weight Average Expected Option Terms           2 to 5 years      2 years

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTH PERIOD ENDED JUNE 30

                                    Unaudited


17.  COMMITMENTS

     a) The Company leases office space and equipment under non-cancellable operating leases extending for periods in excess of one year. Future commitments under such lease agreements are as follows:

                           2001                      $     241,398
                           2002                            345,096
                           2003                            181,596
                           2004                            171,996
                           2005                            152,796
                           Thereafter                      598,451
                                                     -------------
                                                       $ 1,691,333

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

     b) Future commitments pursuant to the promissory note described in Note 9 are as follows:

                           2001                      $       4,404
                           2002                              9,273
                           2003                             10,145
                           2004                             11,097
                           2005                             12,138
                           Thereafter                    1,001,039
                                                     -------------
                                                       $ 1,048,096

     c)   The  Company   maintains   employment   agreements  with  various  key
          management personnel.

18.  INTERNATIONAL OPERATIONS

     The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

                                                                                   Six Month        Six Month
                                                                                 Period Ended     Period Ended
                                                                                   June 30,         June 30,
                                                                                     2001             2000
                                                                                --------------    -------------
         External sales from continuing operations:
             United States                                                      $  2,109,802     $   2,549,142
             Canada                                                                3,439,112         1,901,263
                                                                                --------------    -------------
                                                                                $  5,548,914     $   4,450,405
                                                                                ==============    =============

                                                                                   June 30,        December 31,
                                                                                     2001             2000
                                                                                --------------   -------------
         Long-lived assets of continuing operations:
             United States                                                      $  2,472,426     $   2,756,222
             Canada                                                                1,268,139         1,549,202
                                                                                --------------    -------------
                                                                                $  3,740,565     $   4,305,424
                                                                                ==============    =============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTH PERIOD ENDED JUNE 30

                                    Unaudited


19.  SUBSEQUENT EVENT

     Subsequent to June 30, 2001, the Company made and offer to acquire all of the issued and outstanding shares of iCollector PLC (`iCollector') for 4,150,000 common shares of the Company, a deferred consideration note of $3,000,000, and an additional earn-out deferred note of $ 5,000,000, with all consideration for the shares of iCollector valued at $14,256,000.

     The offer is subject to several conditions, including approval by the shareholders of iCollector.

     In connection with the Company's negotiations related to the offer, the Company guaranteed the obligation of iCollector under bridge financing received by iCollector in the amount of $460,000, and agreed to issue up to 500,000 shares of the Company to the lender in the event of default on the loan by iCollector.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks related to the Registrant's acquisition strategy and its ability to integrate acquired businesses into its operations, risks involved in implementing a new business strategy; the Registrant's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant's dependence on key personnel; the Registrant's dependence on marketing relationships with auction houses and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described under "Description of Business - Risk Factors" in the Registrant's annual report on Form 10-KSB.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We auction merchandise and equipment from a variety of industries including: antique, automotive, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others. Our auctions are open to the public. Our typical auction draws approximately 300 to 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction. Bidders are generally businesses and commercial purchasers. We broadcast certain of our live auctions over the Internet on our web site. In auctions that we broadcast, our physical "brick-and-mortar" auction audiences are integrated with our Web-based online auction audiences, and our online customers are able to bid on and buy merchandise at our live auctions. We generally earn gross profit margins ranging from 16% to 40% on goods we hold title to and sell at our physical auctions. We cannot assure you that we will attain any particular level of gross profit margins or that we will achieve profitability.

We believe that we can increase the gross revenues and profitability of our existing auction operations by expanding the scope of our auction audience through the capabilities of the Internet.

We broadcasted our first live auction on our web site in January, 2000. We currently broadcast approximately 20% of our auctions over the Internet using software we developed internally. We are in the process of refining our software to minimize the amount of human intervention required for broadcasting our auctions over the Internet.

We are an early stage company and we have developed our business through the acquisition, by either share purchase or asset purchase, of Able Auctions
(1991), Ross Auctioneers & Appraisers, Auctions West, Johnston's Surplus Office Systems, Jarvis Industries and Warex Supply, all in British Columbia, Canada, and Falcon Trading and Ehli's Auctions in Washington State, and Mesler's Auction House in Arizona. Before these acquisitions, we had no material business and no material revenues, expenses, assets or liabilities.

Except for Ableauctions (1991) Ltd., which was acquired in the last quarter of 1999, all of our subsidiaries were acquired in the second or third quarter of 2000. The companies we acquired were typically owner-operated businesses, and the major internal controls over spending, inventory, and assets were generally the oversight of the owner. Consequently, when we acquired these companies, we implemented many internal controls and operating procedures. As with most consolidations or mergers of related-business companies, we incurred significant costs to implement our inventory procurement model, operational strategy and administrative and accounting procedures. Many of the write-downs in the value of our assets were realized as a result of changing accounting systems and policies of the newly acquired businesses and recognizing the true value of their assets. These write-downs, such as bad debts, inventory and goodwill are expected to be non-recurring.

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

Subsequent to June 30, 2001, Levy Gee, our U.K. financial advisor, commenced a recommended offer to acquire iCollector PLC, a company that provides an indexed catalogue of art, antiques and collectibles to auction houses, dealers, and galleries. iCollector also broadcasts live auctions over the Internet in conjunction with eBay Live auctions. Our acquisition is expected to expand our presence on the Internet and to diversify our business and product offerings. See "Item 5. Other Information." Our offer to acquire iCollector is subject to a number of conditions, including the approval of iCollector shareholders of a restructuring and financing and acceptance of our offer by at least 90% of the iCollector shareholders.

We cannot assure you that all of the conditions of our offer to acquire iCollector will be satisfied or if completed that we will be able to effectively integrate the iCollector business into our operations.

Results of Operation

Three months ended June 30, 2001 compared to the corresponding period in 2000.

Revenues. During the three months ended June 30, 2001, we had net auction revenues of $3,232,635, compared to $3,350,278 during the same period in 2000, a decrease of $117,643 (approximately 3.51%). Sales of goods were $2,423,926 or approximately 74.98% of our revenues during the three month period ended June 30, 2001, compared to $3,036,462 or approximately 91% during the same period in 2000. In the third quarter of 2000, we acquired certain auction houses that realize revenue mainly on a commission basis. The decrease in the revenues resulting from sales of goods as a percentage of revenue in 2001 is a direct result of combining the auction houses that sell inventory mainly on a commission basis with the auction houses that sell mainly purchased inventory.

Operating Expenses. During the three month period ended June 30, 2001, operating expenses were $1,780,411, compared to $2,207,657 for the same period in 2000. The operating costs in the second quarter of 2001 were lower than 2000 as additional expenses were incurred in 2000 to build the infrastructure, management team, and Internet technology and as we began to realize the synergies and benefits of consolidating the administrative functions of the auction houses we acquired and of implementing inventory and management controls.

Personnel and consulting expenses were $775,883 during the three-month period ended June 30, 2001 (2000 - $959,773) or 43.5% (2000 - 43.47%) of our operating expenses and consisted of expenses related to salaries and benefits $651,099 (2000 - $581,707), consulting and management fees $88,078 (2000 - $276,167), and commissions $36,706 (2000 - $101,899). We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for our auction houses, (ii) we expand our operations, and (iii) we increase the frequency and number of auctions that we conduct.

During the three-month period ended June 30, 2001, advertising and promotion expenses were $276,639 (2000 - $190,364) or 15.31% (2000 - 8.62%) of our
operating expenses. Advertising expenses were higher in comparison to 2000, as our operations have been expanded through acquisitions and expansions. We also incurred significant advertising expenses in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate that the total dollar amount of promotion expenses to remain constant throughout the remainder of 2001.

General overhead expenses related to rent and utilities $181,591 (2000 - $229,727), telephone $38,197 (2000 - $80,816), travel related to operations $24,687 (2000 - $160,958), repairs and maintenance $37,871 (2000 - $40,509), automotive  $19,112  (2000 - $8,014),  insurance  $37,961  (2000 - $33,051)  and office and administrative expenses $170,842 (2000 - $111,498), totalled $510,261 (2000 - $664,573) or 28.6% (2000 - 30.01%) of our total operating expenses and
15.8% (2000 - 19.8%) of our total revenue.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. The total dollar amount of general overhead expenses is expected to increase as we expand our operations and, specifically, if we complete the acquisition of iCollector PLC.

Professional fees were $18,522 (2000 - $108,031) during the three-month period ended June 30, 2001. The professional fees related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to increase during the third and fourth quarters of 2001 as a result of accrued, legal, accounting and financial advisor expenses related to our proposed acquisition of iCollector PLC.

Depreciation and amortization expense was $93,939 (2000 - $131,952) for the three-month period ended June 30, 2001. Amortization of goodwill for the period was $19,112 compared to $8,014 for the corresponding period in prior year.

Gross Profit. Cost of goods sold were $1,847,043 (2000 - $2,673,167) for the three-month period ended June 30, 2001. Gross profits were $1,385,592 (2000 - $677,111) or 42.8% (2000 - 20.21%). Until we developed our inventory procurement model, normal gross margins were approximately 25% overall. We believe gross profits on our auctions may improve further in future periods as we realize the benefits of our inventory procurement model and as we implement a strategy of buying large quantities of discount merchandise and distributing this merchandise to our various outlets for sale at our auctions.

Operating Income and Net Loss. For the quarter ended June 30, 2001, we realized a loss from operations of $394,819 (2000 - loss of $1,530,546). We realized an overall net loss for the quarter of $393,601 (2000 - $1,508,206) or $0.02 (2000
- $0.07) per share.

In order to pursue our business model and market our live broadcasting software to the auction houses throughout North America, we intend to continue the development of our Internet technologies and business development efforts during the last half of 2001. During the second quarter, we invested in computer hardware and software and hired additional programmers, which contributed to our net loss during the quarter, compared to a net profit for the first quarter of 2001. We expect to continue the development of the internet and auction software throughout the remainder of 2001.

During the fiscal year 2000, we acquired all of the issued and outstanding shares of Johnson's Surplus Office Systems ("Surplus"). We then combined the profitable components of Surplus with our operating auction and liquidation houses in Seattle, Washington, Surrey, British Columbia, and San Mateo, California. Since the remaining division of Surplus was engaged in the business of manufacturing and refurbishing office systems, which was inconsistent with our business strategy, we elected to sell Surplus to its management. Consideration for the purchase of Surplus was $75,000 cash plus the issuance of a promissory note of $125,000 secured by a personal guarantee, and an agreement to supply products to us totalling an additional $400,000.

We anticipate that we will experience losses, on a consolidated basis, as a result of our investments in the development of our Internet-related business and our proposed acquisition of iCollector PLC. We expect to incur losses in the third and fourth quarter and we anticipate we will require additional financing to expand the development and marketing of our Internet technology. If we are unable to obtain additional financing, we may be required to suspend all Internet technology development and marketing, which may have a materially adverse affect on the growth of our business.

Six months ended June 30, 2001 compared to the corresponding period in 2000.

Revenues. During the six months ended June 30, 2001, we had net auction revenues of $5,548,914, compared to $4,450,405 during the same period in 2000, an increase of $1,098,509 (approximately 24.68%) due primarily to the fact that we recognized revenue from the operations of the auction houses we acquired during 2000. Sales of goods were 68.12% of our revenues during the six months period ended June 30, 2001, compared to 88% during the same period in 2000. In the third quarter of 2000, we acquired certain auction houses that realize revenue mainly on a commission basis. The decrease in the revenues resulting from sales of goods as a percentage of revenue in 2001 is a direct result of combining the auction houses that sell inventory mainly on a commission basis with the auction houses that sell mainly purchased inventory. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Operating Expenses. During the six months period ended June 30, 2001, operating expenses were $3,419,454, compared to $3,698,419 for the same period in 2000.

Personnel and consulting expenses were $1,546,444 during the six-month period ended June 30, 2001 (2000 - $1,354,756) or 45.2% (2000 - 36.3%) of our operating expenses and consisted of expenses related to salaries and benefits $1,296,542 (2000 - $877,776), consulting and management fees $191,614 (2000 - $359,028), and commissions $58,288 (2000 - $117,952). We anticipate that such personnel and consulting expenses will increase as (i) we hire additional personnel for our internet and auction software development, (ii) we expand our operations, and
(iii) we increase the frequency and number of auctions that we conduct.

During the six-month period ended June 30, 2001, advertising and promotion expenses were $534,588 (2000 - $344,652) or 15.51% (2000 - 9.32%) of our
operating expenses. Advertising expenses were higher in comparison to 2000, as our operations were expanded through acquisitions. We also incurred significant advertising expenses in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate that the total dollar amount of promotion expenses to remain constant in 2001.

General overhead expenses related to rent and utilities $389,255 (2000 - $415,062), telephone $86,113 (2000 - $105,502), travel related to operations $33,245 (2000 - $276,563), repairs and maintenance $72,596 (2000 - $64,571), automotive  $33,841  (2000 - $23,362),  insurance  $58,920  (2000 - $33,051) and
office  expenses   $253,799  (2000  -  $174,411),   totalled  $927,769  (2000  -
$1,092,522) or 27.1% (2000 - 29.54%) of our total  operating  expenses and 16.7%
(2000 - 24.55%) of our total revenue.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. The total dollar amount of general overhead expenses is expected to increase as we expand our operations and if we complete the acquisition of iCollector PLC.

Professional fees were $35,148 (2000 - $224,044) during the six-month period ended June 30, 2001. The professional fees related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings. Professional fees are expected to increase in the third and fourth quarter 2001 as a result of legal fees, accounting fees and financial advisor fees incurred in connection with our proposed offer to acquire iCollector PLC.

Depreciation and amortization expense was $179,320 (2000 - $237,560) for the six-month period ended June 30, 2001.

Gross Profit. Cost of goods sold were $2,514,203 (2000 - $3,487,918) for the six-month period ended June 30, 2001. Gross profits were $3,034,711 (2000 - $962,487) or 54.7% (2000 - 21.63%). Until we developed our inventory procurement model, normal gross margins were approximately 25% overall. We believe gross profits for our auction house operations may improve further in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Income and Net Loss. For the quarter ended June 30, 2001, we realized loss from operations of $384,743 (2000 - loss of $2,735,932). We realized an overall net loss for the six-month period of $847,384 (2000 - $2,728,184) or $0.04 (2000 - $0.14) per share.

We believe that our "bricks and mortar" operations will be operationally profitable; however, we anticipate we will experience losses during the third and fourth quarter 2001 resulting from the continued development of our Internet broadcasting technology and software and as a result of our proposed acquisition of iCollector and assuming our offer is accepted, the development of the iCollector business and integration of their operations into our organization. We plan to market our auction software to third parties in the fourth quarter of 2001, subject to completing development and testing of our software for auction houses.

Our financial model is expected to change in future periods if we complete the acquisition of iCollector PLC. iCollector's business model is based on earning fees in connection with transactions facilitated on the Internet. See "Subsequent Events."

Liquidity and Capital Resources

Our working capital position at June 30, 2001 was $373,476. We had cash and cash equivalents of $1,035,437, accounts receivables of $367,901, inventory of $520,904, and prepaid expenses of $170,475 and current portion of receivable on agreement for sale if $26,424 at June 30, 2001. We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2001 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $430,645 during the quarter ended June 30, 2001.

Cash flow from investing activities during the quarter ended June 30, 2001 generated $25,980. Cash flow for investing is expected to decrease as we curtail our investing activities until funds are raised.

Net cash flow used in financing activities during the quarter ended June 30, 2001 was $4,075. The only financing activities during the quarter involved payments on the principal portion of the promissory note on our Scottsdale property.

Our cash resources are expected to decrease as a result of our proposed offer to acquire iCollector PLC and our increased development efforts related to our Internet broadcast technologies.

In light of the current capital market condition, we revised our operating and capital budget for the year ending December 31, 2001 to approximately $750,000. We intend to concentrate our resources on achieving profitability during 2001.

Subsequent Event

Subsequent to June 30, 2001, Levy Gee, our U.K. financial advisor, commenced a recommended offer to acquire iCollector PLC, a company that provides an indexed catalogue of art, antiques and collectibles to auction houses, dealers, and galleries. iCollector also broadcasts live auctions over the Internet in conjunction with eBay Live auctions. Our acquisition is expected to expand our presence on the Internet and to diversify our business and product offerings. See "Item 5. Other Information." Our offer to acquire iCollector is subject to a number of conditions, including the approval of iCollector shareholders of certain transactions contemplated in connection with the offer and the acceptance of our offer by holders representing at least 90% of the iCollector shares.

Outlook

We believe that we have created an infrastructure, Internet technology and inventory procurement model that will realize significant benefits in the future. This model will allow us to open a new auction house in Vancouver, British Columbia in June 2001 and will allow us to expand into new markets in the United States in the second and third quarter of 2001.

We believe our acquisition of iCollector, if accepted, will allow us to diversify our business and accelerate the development of our Internet business. Our Offer to acquire iCollector is subject to a number of conditions. See "Item 5 Other Information." There can be no assurance that all of these conditions will be satisfied or that our Offer will be accepted.

If we are unable to complete the iCollector acquisition, we anticipate that we may be required to raise additional financing during 2001. We intend to meet our cash requirements through revenues generated from our operations and private or public offerings of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

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

Plan of Operation

Our plan of operation is based on our operating history, our experience in the industry, our discussions with third parties, the SEC filings of our competitors and the decisions of our management. Set out below is a summary of our plan of operation and operating budget for the remainder of the fiscal year ending December 31, 2001.

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our five locations in Surrey and Coquitlam, British Columbia; Tacoma, Washington; Scottsdale, Arizona, and San Mateo, California. We also hold auctions at customer locations in bankruptcies and insolvencies. We intend to increase the number of auctions we currently hold from 12 to 16 per month beginning in the third quarter 2001.

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

We launched our web site for public viewing in September 1999 and broadcasted our first live auction in January 2000. We are in the process of further refining the technologies related to broadcasting live auctions on our web site. We intend to broadcast auctions from all our locations on an alternating basis. We may add auctions of other auction houses if we acquire additional auction locations or if we develop strategic affiliations with other auction houses to broadcast their auctions. We intend to integrate the iCollector business into our business if our offer is accepted.

Continue   research  and  development  to  improve  our  web  site  and  auction broadcasting technologies

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend a total of approximately $750,000 on research and development efforts during fiscal 2001, subject to securing additional financing and generating sufficient cash flow from our operations.

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

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. We also intend to license our software to other auction companies and commence marketing efforts in the remainder of 2001. Our management also intends to continue to identify possible auction companies to enter into marketing strategic relationships. We have also entered a new lease to acquire additional auction space in Vancouver, British Columbia. This facility will commence operations in the third quarter of 2001. In the third quarter of 2001, we will search for a new location in Northwest Washington State. This facility is expected to house an expansion of our Tacoma location and will be a new location for additional liquidation and auction services.

Our acquisition of iCollector, if completed, is expected to result in a number of strategic relationships with galleries, auction houses and art dealers, and a relationship with e-Bay to broadcast our live auctions on eBay's web site. We cannot assure you that our offer will be accepted or that our operations will substantially benefit from our acquisition of iCollector.

Install the computer server hardware

We installed 17 servers in the first phase of our hardware and software implementation program in our British Columbia location in December 1999. We intend to install additional servers as traffic on our web site increases. When this demand increases, we may install additional servers in Arizona and New York. Our multi-server networking strategy is designed to allow visitors to our auction sites to have timely response time to effectively bid for items at our live auctions without bandwidth restrictions. We are now at a point where the Internet traffic to our Web site is taxing the ability of our current servers. We acquired new servers in the second quarter of 2001 to increase the capacity of our website, and we may require additional capacity in the near future.

Hire additional key personnel

We  anticipate  adding  up  to  15  new  employees  with  e-commerce,   software
development, and software maintenance experience during 2001. The hiring of these employees will subject to the Company obtaining additional financing and the level of profits generated from our operations.

In addition, iCollector has approximately 25 employees, which we have agreed to retain if our offer is accepted.

Expansion of iCollector Business

We believe that the acquisition of iCollector, if completed, will enable us to more efficiently and quickly deploy our technology to the many auction houses in Europe, the United Kingdom and the United States. We expect to realize synergies of scale in the areas of marketing, web and internet hosting, and internet and software development. We expect to realize the benefits of these synergies throughout the remainder of 2001.

Under the terms of our offer to acquire iCollector, iCollector will have approximately $3 million in working capital to fund its operations, which we believe will be sufficient to fund its capital requirements for approximately one year. We believe that this will be sufficient time for us to develop and integrate the iCollector business into our organization profitably.

Summary of Operating and Capital Budget

Set forth below are our current estimated cash operating and capital budgets (excluding the capital requirements for iCollector) for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2001:

        Marketing                                               $ 250,000
        Ongoing research and development                          200,000
        Expansion of inventories                                  200,000
        Servers and operating systems                             100,000
        Geographic expansion                                            0
                                                           ---------------
        Required Capital:                                        $750,000

Our revised operating and capital budget for the fiscal year ending December 31, 2001 is estimated to be approximately $750,000. As of June 30, 2001, we had approximately $375,000 in working capital. We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and cost associated with operating our auctions.

In the event we determine that we may be unable to meet our on-going capital commitments, we plan to sell certain non-essential assets, including our property located in Scottsdale, Arizona. We anticipate that we may realize approximately $1 million on the sale of the property. In addition, we may take some or all of the following actions:

     o    reduce expenditures on research and development;
     o    reduce sales and marketing expenditures;
     o reduce general and administrative expenses through lay offs or consolidation of our operations;
     o    suspend operations that are not economically profitable; or
     o    sell assets, including licenses to our technologies.

The operating budget set forth above does not include the operating budget of iCollector, which we cannot assure you we will successfully acquire. Under the terms of our offer to acquire iCollector, iCollector will have working capital of approximately $3 milion upon completion of the acquisition. Based on our discussions with iCollector management, we believe that this working capital will be sufficient to meet iCollector's capital requirements for approximately one year.

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2001, we held our annual general meeting of shareholders. A total of 9,199,478 common shares of the Company were represented in person or by proxy at the meeting, consisting of 43.86% of the total number of common shares of the Company outstanding on April 9, 2001, the record date for the meeting.

Our shareholders took the following actions at the meeting:

Item                                                    For            Against        Abstain      Non-Vote
----                                                                   -------        -------      --------
1) Election of members of the Board of Directors      9,197,053           20            2325          180
      Abdul Ladha                                     9,197,153            0            2325          100
      Barrett Sleeman                                 9,197,153            0            2325          100
      Dr. David Vogt                                  9,197,153            0            2325          100
      Sir Anthony Jolliffe                            9,197,153            0            2325          100
      Ganendran Subramaniam                           9,197,153            0            2325          100

2) Ratify the selection of Shikaze Ralston Tam        9,197,403          475            1600            0
   Kurozumi, Chartered Accountants, as the
   independent auditor for Ableauctions.com, Inc.


ITEM 5. OTHER INFORMATION

On August 13, 2001, Levy Gee, our financial advisor in the United Kingdom, made a recommended offer on our behalf to acquire all of the issued and outstanding ordinary shares of iCollector PLC (the "Offer") from its shareholders in consideration for (i) 4,150,000 common shares of Ableauctions, (ii) deferred consideration notes in the aggregate principal amount of $3,000,000 ("Deferred Consideration Note"), and (iii) additional earn-out deferred consideration notes in the aggregate principal amount of $5,000,000 ("Earn Out Consideration Note"). The total consideration for all of the shares of iCollector has been valued at $14,256,000, assuming the earn out criteria are met

Deferred Consideration Notes. We will issue Ableauctions Deferred Consideration Notes to the shareholders of iCollector in the aggregate principal amount of $3,000,000 payable, without interest, one year from the date the Offer becomes unconditional in all respects. These Deferred Consideration Notes are convertible into shares of common stock at our sole option at $1.43 per share, subject to approval by our shareholders and the approval of a listing application by AMEX related to such shares, if required.

Earn Out Consideration Notes. We will issue Earn Out Consideration Notes to the shareholders of iCollector in the aggregate principal amount of $5,000,000, payable, without interest, on September 30, 2002 only if iCollector satisfies certain revenue and transaction milestones during the month of July 2002. The Earn Out Consideration Notes are convertible into common stock at our sole option at the fair market value of such shares (as determined by the five day average closing price of the shares of common stock of Ableauctions as quoted on the AMEX or such other primary exchange or public market for such shares), subject to minimum of 2,000,000 shares and a maximum of 3,500,000 shares in aggregate. We will obtain shareholder approval and listing approval from AMEX prior to exercising our option to convert the Ableauctions Earn Out Consideration Notes into shares of common stock, if required.

The Offer is conditional on, among other items, the approval of iCollector Shareholders of a capital reorganization and iCollector having working capital of approximately $3 million. The Offer is being made in compliance with the U.K. City Code On Takeover and Mergers, and pursuant to an exemption from the U.S. tender offer rules provided by Rule 14d-1(c) under the Exchange Act and pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 802.

The Offer is subject to the following conditions:

     (a) valid acceptances being received from 90% of the holders of iCollector ordinary shares;

     (b) the passing at an extraordinary general meeting of iCollector (or at any adjournment thereof) of a special resolution approving a Capital reorganization and authorizing the Directors to complete a placing and open offer;

     (c)  iCollector having working capital of approximately $3 million;

     (d) full conversion of certain outstanding debt of iCollector into iCollector ordinary shares;

     (e) AMEX additional listing approval of 4,150,000 shares of our common stock to be issued to iCollector shareholders in the Offer;

     (f) no central bank, government or governmental, quasi-governmental, supranational, statutory or regulatory body having instituted or stated an intention to institute any action, proceedings, suit, investigation, enquiry or having enacted or made any statute, regulation, order or decision, or any court having made any order or decision, that would or would be likely to:

          (i) make the Offer or the acquisition of any iCollector shares, or acquisition of iCollector void, unenforceable or illegal or directly or indirectly materially restrict, prohibit, delay or otherwise adversely and materially interfere with the implementation of, or impose any condition, conditions or obligations with respect to the Offer or the acquisition of any iCollector shares; or

          (ii) render void, unenforceable or illegal the Offer;

     (g) there having been no administrator, receiver or other encumbrancer appointed over any of the assets of iCollector and there having been no petitions presented for the appointment of an administrator or receiver over iCollector;

     (h) there being no provision of any agreement, instrument, licence, permit or other arrangement to which iCollector is a party, which would result in a material adverse effect on iCollector's business;

     (i) the receipt of all authorizations, orders, recognitions, grants, consents, licenses, confirmations, clearances, exemptions, permissions and approvals in any jurisdiction necessary or considered by us to be appropriate for or in respect of the Offer;

     (j) no material change in the capital of iCollector, except as otherwise contemplated in the Offer;

     (k)  no material adverse change in iCollector's business; and

     (l)  certain  other   conditions  that  may  materially   adversely  affect
          iCollector or its business.

We reserved the right to waive, in whole or in part, all or any of the above conditions, except for receiving acceptances from holders of 90% of the iCollector shares, subject to the applicable provisions under the U.K. City Code.

The business of iCollector is to provide an indexed catalogue of art, antiques and collectibles for over 300 auction houses, dealers and galleries in the U.K., the United States and Europe and to facilitate transactions by broadcasting live auctions over the Internet with the provision of interactive live bidding in conjunction with eBay Live Auctions.

We expect to market and distribute our auction software to the customers of iCollector. We will not compete with eBay to deploy and implement our live Internet broadcasting technology to iCollector's customers.

In connection with our negotiations related to the Offer, we entered into a non-binding Heads of Terms with iCollector and Schroders Investment Management Limited, which outlined the terms of the Offer. Under the Heads of Terms, Schroders arranged for Northern Ireland Local Government Officers' Superannuation Committee ("Northern Ireland") to provide bridge financing to iCollector in the amount of $460,000 to provide iCollector with working capital pending completion of the Offer. We guaranteed iCollector's obligation under the bridge financing and agreed to issue up to 500,000 shares of our common stock to Northern Ireland in the event iCollector defaulted on the bridge loan.


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

        2.4(1) Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc

        2.5(3)      Asset Purchase Agreement dated March 20, 2000 among Mesler's
                    Auction   House   of   Scottsdale,   LLC,   Ableauctions.com
                    (Washington), Inc., and Ableauctions.com, Inc.

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

       Exhibit
       Number       Description
       ------       -----------
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

      10.21(6) Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.

      10.22(7) Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.

      10.23(7)      Lease Agreement dated November 1, 2000.

       Exhibit
       Number       Description
       ------       -----------
        10.24       Guarantee by and between Ableauctions.com, Inc. and Northern
                    Ireland Local Government Officers' Superannuation dated June
                    21, 2001.
-------------------
     (1)  Previously filed on November 13, 1999 on Form 10-SB.
     (2)  Previously filed on December 30, 1999 on Form 10-SB/A.
     (3) Previously filed on April 4, 2000 on Form 8-K, as amended on June 9, 2000.
     (4)  Previously filed on April 13, 2000 on Form 10-KSB.
     (5)  Previously filed on August 14, 2000 on Form 8-K.
     (6)  Previously filed on October 19, 2000 on Form S-1.
     (7)  Previously filed on April 2, 2001 on Form 10-KSB.


     b)   Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABLEAUCTIONS.COM INC.

Date: August 15, 2001                     By:    /s/ ABDUL LADHA
                                                 ------------------------------
                                          Name:  Abdul Ladha
                                          Title: President & Chief Executive
                                          Officer
                                          (Principal Executive Officer)


Date: August 15, 2001                     By:    /s/ RON MILLER
                                                 ------------------------------
                                          Name:  Ron Miller
                                          Title: Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

       Exhibit
       Number       Description
       ------       -----------
        2.1(1)      Share  Purchase  Agreement  dated July 9, 1999 among  Dexton
                    Technologies  Corporation,  Able Auctions  (1991) Ltd.,  and
                    Ableauctions.com,  Inc., as amended by Addendum dated August
                    16, 1999.

        2.4(1) Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc

        2.5(3)      Asset Purchase Agreement dated March 20, 2000 among Mesler's
                    Auction   House   of   Scottsdale,   LLC,   Ableauctions.com
                    (Washington), Inc., and Ableauctions.com, Inc.

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

       10.8(1) Bill of Sale dated September 20, 1999 between Ronald H. Smallwood and Able Auctions (1991) Ltd. regarding the domain name "bcbids.com".

       10.9(1) Employment Agreement dated September 20, 1999 between Able Auctions (1991) Ltd. and Richie Smallwood.

      10.10(1)      Subscription   Agreement   dated  July  20,   1999   between
                    Ableauctions.com, Inc. and Silicon Capital Corp.

      10.11(1) Consulting Agreement dated August 24, 1999 between Able Auctions (1991) Ltd. and Dexton Technologies Corporation

       Exhibit
       Number       Description
       ------       -----------
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

      10.21(6) Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.

      10.22(7) Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.

      10.23(7)      Lease Agreement dated November 1, 2000.

      10.24 Guarantee by and between Ableauctions.com, Inc. and Northern Ireland Local Government Officers' Superannuation dated June 21, 2001.
-------------------
     (1)  Previously filed on November 13, 1999 on Form 10-SB.
     (2)  Previously filed on December 30, 1999 on Form 10-SB/A.
     (3) Previously filed on April 4, 2000 on Form 8-K, as amended on June 9, 2000.
     (4)  Previously filed on April 13, 2000 on Form 10-KSB.
     (5)  Previously filed on August 14, 2000 on Form 8-K.
     (6)  Previously filed on October 19, 2000 on Form S-1.
     (7)  Previously filed on April 2, 2001 on Form 10-KSB.