Form 10-Q
period 2001-09-30
ABLEAUCTIONS COM INC
filed 2001-11-19
CIK 1099290

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

     For the quarterly period ended September 30, 2001

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

     The number of outstanding common shares, no par value, of the Registrant at September 30, 2001 was 20,976,661 at October 31, 2001 was 25,011,284

================================================================================

PART  I -

ITEM 1.

                            ABLEAUCTIONS.COM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      AS AT

                               SEPTEMBER 30, 2001

                                    UNAUDITED

                            ABLEAUCTIONS.COM, INC. 1.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                                           September 30     December 31
                                                                               2001            2000
ASSETS
Current
    Cash and cash equivalents                                             $   3,165,823   $   1,376,814
    Accounts receivable  - trade                                                528,021         864,296
    Inventory                                                                   529,450         302,767
    Prepaid expenses                                                            260,450         113,750
    Current portion of receivable on agreement for sale (Note 8(j))              14,287          -
                                                                          -------------   -------------

    Total current assets                                                      4,498,031       2,657,627
Note Receivable (Note 4 )                                                       100,000         100,000
Trademarks                                                                        9,278          10,638
Capital Assets (Note 5)                                                       3,120,986       3,057,531
Web Site Development Costs (Note 6 )                                             45,670          86,353
Goodwill (Note 7 )                                                            8,959,756       1,050,902
                                                                          -------------   -------------

    Total assets                                                          $  16,733,721   $   6,963,051
                                                                          =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable and accrued liabilities                              $   4,687,478   $   2,107,079
    Deferred compensation notes (Note 8m)                                     2,690,000          -
    Current portion of promissory note                                            9,058           8,479
                                                                          -------------   -------------

    Total current liabilities                                                 7,386,536       2,115,558
Promissory Note (Note 9)                                                      1,035,911       1,043,692
                                                                          -------------   -------------

    Total liabilities                                                         8,422,447       3,159,250
                                                                          -------------   -------------
Stockholders' equity
Shares To Be Issued (Note 8m)                                                 5,921,660          -
Capital Stock (Note 10)
    Authorized
        62,500,000 common shares with a par value of $0.001
    Issued and outstanding common shares with a par value of $0.001
        September 30, 2001 and December 31, 2000 -  20,976,661                   20,976          20,976
Additional Paid-In Capital                                                   17,508,261      17,508,261
Deferred Option Plan Compensation                                             (362,436)       (520,089)
Deficit                                                                    (14,737,385)    (13,184,049)
Accumulated Other Comprehensive Loss                                           (39,802)        (21,298)
                                                                          -------------   -------------

    Total stockholders' equity                                                8,311,274       3,803,801
                                                                          -------------   -------------

    Total liabilities and stockholders' equity                            $  16,733,721   $   6,963,051
                                                                          =============   =============



The accompanying notes are an integral part of these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   Unaudited

                                                     Three Month     Three Month    Nine Month     Nine Month
                                                     Period Ended   Period Ended  Period Ended    Period Ended
                                                     September 30,  September 30,  September 30, September 30,
                                                        2001            2000           2001           2000
REVENUES
    Sales                                          $   1,196,605  $   3,356,955  $   4,976,385   $   6,526,462
    Commissions                                          911,127        466,931      2,680,259       1,013,183
                                                   -------------- -------------- -------------   -------------
                                                       2,107,732      3,823,886     7,656,644       7,539,645

COST OF REVENUES                                       1,103,449      2,670,315      3,617,652       5,423,587
                                                   -------------- -------------- -------------   -------------

GROSS PROFIT                                           1,004,283      1,153,571      4,038,992       2,116,058
                                                   -------------- -------------- -------------   -------------

OPERATING EXPENSES
    Accounting and legal                                  17,205        113,586         52,354         337,630
    Advertising and promotion                            248,811        337,254        783,399         681,906
    Amortization of goodwill                              72,789         38,573        218,364          72,351
    Automobile                                            15,936         21,755         49,778          45,117
    Bad debts                                             27,571         40,409         28,007          48,772
    Commission                                            30,735         91,539         89,023         209,491
    Consulting                                            69,505         34,710        261,119         373,474
    Depreciation and amortization of capital assets       96,624        176,888        275,944         414,448
    Insurance                                             39,537         42,455         98,457          75,506
    Interest on promissory note                           22,604         -              69,992          -
    Investor relations and shareholder information         4,736         19,101          5,913         395,487
    Licenses and permits                                     643         18,147          2,253          44,505
    Management fees (recovery)                             -            (4,361)         -               15,903
    Office and administration                            132,502        122,705        386,298         297,116
    Rent and utilities                                   217,355        198,978        606,610         614,040
    Repairs and maintenance                               41,333         68,755        113,929         133,326
    Salaries and benefits                                545,134      1,078,587      1,841,675       1,956,363
    Telephone                                             44,714         61,096        130,828         166,598
    Travel                                                19,847        132,419         53,092         408,982
                                                   -------------- -------------- -------------   -------------
                                                       1,647,581      2,592,596      5,067,035       6,291,015
                                                   -------------- -------------- -------------   -------------

Loss Before Other Items                                (643,298)    (1,439,025)    (1,028,043)     (4,174,957)
OTHER ITEMS
    Interest income                                       15,475         31,927         21,751          54,817
    Foreign exchange gain (loss)                          19,974       (59,530)         18,422        (74,672)
                                                   -------------- -------------- -------------   -------------

                                                          35,449       (27,603)         40,173        (19,855)
                                                   -------------- -------------- -------------   -------------

Income (Loss) From Continuing Operations           $   (607,849)  $ (1,466,628)  $   (987,870)   $ (4,194,812)
Loss On Dispositions Of Subsidiaries (Notes 8(j/l))    (101,245)         -           (532,327)          -
Gain (Loss) From Discontinued Operations
          (Notes 8(j/l))                                   3,144         -            (33,139)          -
                                                   -------------- -------------- -------------   -------------
Loss For The Period                                $   (705,950)  $ (1,466,628)  $ (1,553,336)   $ (4,194,812)
                                                   ============== ============== =============   =============
Basic And Diluted Income (Loss) Per Share
       From Continuing Operations                  $      (0.03)  $      (0.07)  $      (0.05)   $      (0.22)
       From Discontinued Operations                        -             -              (0.02)          -
                                                   -------------- -------------- -------------   -------------
                                                   $      (0.03)  $      (0.07)  $      (0.07)   $      (0.22)
                                                   ============== ============== =============   =============
Weighted average number of shares of common
       stock outstanding                              20,976,661     20,939,952     20,976,661      19,420,250
                                                   ============== ============== =============   =============




The accompanying notes are an integral part of these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                    Unaudited

                                                    Three Month    Three Month    Nine Month     Nine Month
                                                    Period Ended  Period Ended   Period Ended   Period Ended
                                                   September 30,  September 30,  September 30,  September 30,
                                                       2001           2000           2001           2000

Loss For The Period                               $   (705,950)  $ (1,466,628)  $ (1,553,336)    $ (4,194,812)

Other Comprehensive Income (Loss), net of tax:
      Foreign currency translation adjustments         (31,786)         14,166       (18,504)         (11,444)
                                                   ------------- -------------- --------------   -------------

Consolidated Comprehensive Loss                   $   (737,736)  $ (1,452,462)  $ (1,571,840)    $ (4,206,256)
                                                   ============= ============== ==============   =============
Basic and Diluted Comprehensive
      Loss Per Share                               $      (0.04) $      (0.07)  $      (0.07)    $      (0.22)
                                                   ============= ============== ==============   =============
Weighted Average Number of
      Shares Outstanding                              20,976,661    20,939,952     20,976,661       19,420,250
                                                   ============= ============== ==============   =============


The accompanying notes are an integral part of these consolidated financial statements

                             ABLEAUCTIONS.COM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    Unaudited

                                                                        Accumulated    Deferred
                             Shares                          Additional    Other        Option                  Total
                              to be         Common Stock      Paid-In   Comprehensive    Plan                 Stockholders'
                             issued      Shares       Amount  Capital  Income (Loss)  Compensation   Deficit    Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1999     $   -     18,310,001   $ 18,310 $ 3,740,108  $ 11,445      $   -      $(1,346,686)  $  2,423,177

Private placements             -      2,210,240      2,210  11,048,990     -              -          -           11,051,200
Share issuance costs           -          -            -    (1,147,670)    -              -          -           (1,147,670)
Common stock issued for
    acquisition of assets of
    Falcon Trading Inc.        -         53,405         53     360,752     -              -          -              360,805
Common stock issued for
    acquisition of land
    and a building             -        155,486        155   1,243,733     -              -          -            1,243,888
Common stock issued for
   acquisition of assets of
   Mesler's Auction House      -         30,625         31     244,969     -              -          -              245,000
Common stock issued for
    acquisition of rights to
    a trademark                -          4,822          5      34,473     -              -          -               34,478
Common stock issued for
    acquisition of assets of
    Auctions West Sales
    Corporation                -         10,000         10      69,990     -              -          -               70,000
Common stock issued for
    acquisition of Ehli's
    Commercial/Industrial
    Auctions, Inc.             -         50,000         50     349,950     -              -          -              350,000
Common stock issued for
    acquisition of Johnston's
    Surplus Office Systems     -         68,182         68     513,342     -              -          -              513,410
Common  stock issued for
    acquisition of Warex
    Supply Ltd.                -          6,900          7      55,193     -              -          -               55,200
Stock options exercised        -         77,000         77     354,323     -              -          -              354,400
Deferred option plan
    compensation               -            -           -      640,108     -        (640,108)        -                  -
Stock based compensation       -            -           -          -       -         120,019         -              120,019
Translation adjustment         -            -           -          -     (32,743)         -          -              (32,743)
Loss for the year              -            -           -          -       -              -    (11,837,363)     (11,837,363)
                          ---------- ----------- ---------- ---------- ----------- ---------- ---------------  -------------------
Balance, Dec. 31, 2000      $  -     20,976,661    $20,976 $17,508,261  $(21,298)  $(520,089)  $(13,184,049)     $3,803,801
3,803,801

Shares to be issued for
  acquisition of shares
  of iCollector PLC       5,934,500         -           -          -       -             -           -            5,934,500
Share issuance costs        (12,840)        -           -          -       -             -           -              (12,840)
Stock based compensation      -             -           -          -       -         157,653         -              157,653
Translation adjustment        -             -           -          -     (18,504)        -           -              (18,504)
Loss for the period           -             -           -          -       -             -     (1,553,336)       (1,553,336)
                         ---------- ----------- ---------- ---------- ----------- ---------- ----------------   ------------------

Balance, Sept.30, 2001   $5,921,660  20,976,661  $20,976   $17,508,261  $(39,802)  $(362,436)  $(14,737,385)   $  8,311,274
                         ========== =========== ========== =========== =========== =========== ==============   ------------------

The accompanying notes are an integral part of these consolidated financial statements

                            ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Unaudited

                                                                              Nine Month          Nine Month
                                                                             Period Ended        Period Ended
                                                                             September 30,       September 30,
                                                                                 2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
        Income (loss) for the period  from continuing operations            $    (987,870)      $ (4,194,812)

        Non-cash items included in loss:
        Depreciation and amortization of capital assets                           275,944            414,448
        Amortization of goodwill                                                  218,364             72,351
        Bad debts                                                                  28,007               -
        Stock based compensation                                                  157,653             34,066
                                                                            -------------      -------------

                                                                                 (307,902)        (3,673,947)

        Changes in operating working capital items:
        Decrease (increase) in accounts receivable                                 30,743         (1,819,035)
        Increase in inventory                                                    (341,696)        (1,088,333)
        Increase in prepaid expenses                                             (171,426)          (176,405)
        Increase in accounts payable and accrued liabilities                      454,109          1,226,011
                                                                            -------------      -------------

        Net cash used in operating activities                                    (336,172)        (5,531,709)
                                                                            -------------      -------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
        Loss for the period from discontinued operations                          (33,139)               -
        Net change in net assets of discontinued operations                        23,883                -
                                                                            -------------      -------------

        Net cash used in discontinued operations                                  (9,256)                -
                                                                            -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of capital assets                                                (76,526)        (1,996,737)
        Cash acquired on investments in subsidiaries                            2,161,308                -
        Proceeds on disposition of subsidiaries, net of cash divested              23,207                -
        Proceeds of receivable on agreement for  sale                              64,994                -
        Website development costs                                                   -                 10,964
        Acquisition of investment                                                   -               (900,000)
                                                                            -------------      -------------

        Net cash from  (used in)  investing activities                          2,172,983         (2,885,773)
                                                                            -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment of promissory note                                               (7,202)               -
        Issuance of common stock                                                    -             11,274,200
        Share issuance costs                                                      (12,840)        (1,147,670)
                                                                            -------------      -------------

        Net cash from (used in)  financing activities                             (20,042)        10,126,530
                                                                            -------------      -------------

Change in cash and cash equivalents for the  period                             1,807,513          1,709,048

Cash and cash equivalents, beginning of period                                  1,376,814            (60,916)

Effect of exchange rates on cash                                                  (18,504)           (11,444)
                                                                            -------------      -------------

Cash and cash equivalents, end of period                                    $   3,165,823      $   1,636,688
                                                                            =============      =============

Supplemental disclosures with respect to cash flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements


                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

          The Company's primary operating subsidiaries at September 30, 2001 were:

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

               iCollector PLC, operating a U.K.-based auction business which also operates in the U.S.

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

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

          Financial statements of the Company's Canadian and U.K. subsidiaries (see Note 1) are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The Company's investments in the structural capital of the Canadian and U.K. subsidiaries have been recorded at the historical cost in U.S. dollars. The resulting gains or losses are reported as a separate component of stockholders' equity. The functional currency of the Canadian and U.K. subsidiaries, are the local currencies, the Canadian dollar and the U.K. pound sterling respectively.

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

          e) Financial instruments

          The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, receivable on agreement for sale, note receivable, accounts payable and accrued liabilities, and notes payable, approximated fair value at September 30, 2001.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

          Goodwill arising from acquisitions of businesses prior to July 1, 2001 is amortized on a straight-line basis over periods ranging from three to twenty years.

          Goodwill arising from acquisitions of businesses after June 30, 2001 has been accounted for under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

          q)  Generally accepted accounting principles

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, changes in stockholders' equity and cash flows at September 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

          r) Comparative figures

          Certain of the figures for the nine month period ended September 30, 2000 have been reclassified to conform to the presentation adopted for the 2001 period.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited


     4.   NOTE RECEIVABLE

          The Company made a loan in the amount of $100,000 to an employee during the 2000 year. An agreement between the borrower and Able Auctions (1991) Ltd. provides that the loan is due and payable on July 2, 2003, bears interest at a rate of 4% per annum from July 2, 2000 until the maturity date, and is secured by a charge on certain real property of the borrower.

     5.   CAPITAL ASSETS

                                                                                        December 31,
                                                  September 30, 2001                           2000
                                     -----------------------------------------------    -------------
                                                      Accumulated         Net Book        Net Book
                                             Cost     Depreciation          Value           Value
                                     -------------    -------------    -------------    -------------
         Land                        $     800,000    $    -           $   800,000    $     800,000
         Building                        1,082,605         32,445        1,050,160        1,081,500
         Furniture and fixtures            221,429         89,037          132,392           84,492
         Computer equipment              1,292,601        531,018          761,583          660,669
         Computer software                 152,365         77,858           74,507           93,563
         Vehicle                            90,031         45,381           44,650           61,373
         Leasehold improvements            285,898         28,204          257,694          275,934
                                     -------------    -------------    -------------    -------------

                                     $   3,924,929    $   803,943     $  3,120,986    $   3,057,531
                                     =============    =============    =============    =============


     6.   WEB SITE DEVELOPMENT COSTS

          Web site development costs of $45,670 (net of amortization costs of $97,997) (December 31, 2000: $86,353) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company amortizes these costs over a period of five years from the commencement of operations of the web site.


     7.   GOODWILL

                                                            September 30,     December 31,
                                              Accumulated       2001              2000
                               Gross          Amortization      Net                Net
                          ---------------   --------------- ----------------  -------------
          Goodwill       $   9,222,273      $     262,517    $ 8,959,756      $  1,050,902
                          ===============   =============== ================  ==============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

               The carrying values of assets and liabilities of Surplus that were sold were as follows:

                           Cash                       $     24,361
                           Goodwill                        200,000
                           Other assets                    569,868
                           Liabilities                    (236,299)
                                                     --------------
                                                      $    557,930

               The  revenues   and  expenses  of  Surplus   until  the  date  of
               disposition have been presented as discontinued operations.

          k) The Company completed an agreement in April of 2001 under which it agreed to transfer inventory and accounts receivable of the business acquired as described in Note 8(b) to the original seller, in return for the net proceeds of a future sale of the 53,405 shares of common stock of the Company issued in conjunction with the original purchase

               The amount of net proceeds to the Company and the dollar amount of assets sold have yet to be finalized. Any gain or loss associated with the sale will be recorded once this determination is made.

          l) Effective August 31, 2001, the Company agreed to dispose of all of its shares of Warex Supply Ltd. ('Warex') to an employee for total consideration of $1.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   Unaudited

          8.   ACQUISITIONS AND DIVESTITURES (continued)

               The carrying values of assets and liabilities of Warex that were sold were as follows:

                           Accounts receivable            $      28,361
                           Inventory                             65,465
                           Other assets                          33,127
                           Liabilities                          (25,707)
                                                            --------------
                                                               $ 101,246

               The Company recognized a loss of $101,245 on the sale.

               The revenues and expenses of Warex until the date of disposition have been presented as discontinued operations.

          m) On August 13, 2001, the Company made an offer to acquire all of the issued shares of iCollector PLC ("iCollector"). Effective September 27, 2001, all conditions of the offer had been satisfied.

               The purchase price to be paid is as follows:

               (a) The Company will issue 4,150,000 shares of its common stock to the shareholders of iCollector. At September 30, 2001 an amount has been recorded as Shares to be Issued, based on a value of $5,921,660, net of filing fees of $12,840. The Company is in the process of issuing these shares to the consenting shareholders and has issued notice to the non-consenting shareholders of compulsory acquisition by November 20, 2001.

               (b) The Company has issued non-interest bearing and unsecured promissory notes ("deferred consideration notes") in the face amount of $3,000,000, which are due to be repaid September 13, 2002. These deferred consideration notes are convertible into shares of common stock of the Company at $1.43 per share at the sole option of the Company, subject to regulatory , listing, and shareholder approval.

                    The deferred consideration notes have been recorded at estimated fair market value based on an implicit interest rate of 12%, such that an unamortized discount to face value of $310,000 has been recorded at September 30, 2001.

               (c) The Company has also issued non-interest bearing and unsecured promissory notes ("earnout consideration notes") in the amount of $5,000,000, which are payable on September 30, 2002, only if iCollector satisfies certain revenue and transaction milestones during the month of July, 2002. These earnout consideration notes are convertible into shares of common stock of the Company, at the fair market value of such shares at the date of conversion, at the sole option of the Company, subject to a minimum of 2,000,000 shares and a maximum of 3,500,000 shares in aggregate, as well as regulatory, listing, and shareholder approval. The amount of the obligation to the Company in respect to the earnout consideration notes, if any, will be recorded at such time as the amount of such obligation can be reasonably determined.

               The  total  recorded  cost  to the  Company  of  the  acquisition including estimated transaction costs of $345,582, was $8,957,242. The excess of the cost to the Company over the fair value of the net assets acquired, in the amount of $8,327,218, was recorded as goodwill.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

     8.   ACQUISITIONS AND DIVESTITURES (continued)

          The operating results of the combined companies on a proforma basis, under the assumption that the combination occurred at the beginning of the 2001 year are as follows:

                       Ableauctions.com        iCollector         Consolidated
                     -------------------   -----------------    ----------------
          Revenues      $  7,656,644         $     227,622       $    7,884,266
          Expenses        (9,209,980)           (5,950,567)         (15,160,547)
                        -------------        --------------      ---------------
                        $ (1,553,336)        $  (5,722,945)      $   (7,276,281)
                        =============        ===============     ===============

     9.   PROMISSORY NOTE

                                                                    September 30,       December 31,
                                                                      2001                    2000
                                                               ------------------      -----------------
         Promissory note, with interest at 9% per annum,
         repayment at $8,569 per month including
         principal and interest, secured by mortgage
         over land and building, due July 24, 2028                $  1,044,969
                                                                   $ 1,052,171

         Less:  current portion                                         (9,058)               (8,479)
                                                               ------------------       ----------------
                                                                  $  1,035,911           $ 1,043,692

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

          10.  CAPITAL STOCK (continued)

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

               11.  WARRANTS

                    The following warrants were outstanding at September 30, 2001:

                    Year Granted         Number of Shares      Subscription Price      Expiry Date
                    -------------        ----------------     --------------------  ----------------
                       2000                 1,000,000               $ 6.00            March 25, 2002

                    During the nine month period ended September 30, 2001, 150,000 warrants with a subscription price of $8.00, 1,210,240 warrants with a subscription price of $6.00, and 547,029 warrants with a subscription price of $4.00 expired.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

     12.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                Nine Month         Nine Month
                                               Period Ended       Period Ended
                                               September 30,      September 30,
                                                 2001                    2000
                                          ------------------      --------------

          Cash paid for income taxes          $       3,148       $      -
                                              =============       =============

          Cash paid for interest              $      84,045       $      35,294
                                              =============       =============

          The following non-cash operating, investing and financing transactions occurred during the nine month period ended September 30, 2001:

          a) The Company issued deferred compensation notes in the face amount of $3,000,000, earn out consideration notes in the amount of $5,000,000, and incurred an obligation to issue 4,150,000 shares of common stock at an aggregate value of $5,934,500 as proceeds for the purchase of shares of iCollector PLC as described in Note 8 (m).

          b) The Company received a promissory note in the amount of $79,280 as partial proceeds for the sale of its shares of Johnston's Surplus Office Systems Ltd. as described in Note 8(j).


          The following non-cash operating, investing and financing transactions occurred during the nine month period ended September, 2000:

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

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

          13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

               Total comprehensive losses for the nine month periods ended September 30, 2001 and 2000 were $1,571,840 and $4,206,256 respectively. The only item included in other comprehensive loss is foreign currency translation adjustments in the amounts of a $18,504 loss for the nine month period ended September 30, 2001 and a $11,444 loss for the nine month period ended September 30, 2000.

                                                 Foreign        Accumulated
                                                Currency           Other
                                               Translation     Comprehensive
                                               Adjustment           Income
                                             ----------------   ---------------

         Balance, December 31, 1999            $     11,445     $      11,445
         Change During Period                      (11,444)          (11,444)
                                               -------------    -------------
         Balance, September 30, 2000           $          1     $           1
                                               =============    =============

         Balance, December 31, 2000            $   (21,298)     $    (21,298)
         Change During Period                      (18,504)          (18,504)
                                               -------------    -------------
         Balance, September 30, 2001           $   (39,802)     $    (39,802)
                                               =============    =============

          14.  INCOME TAXES

               a)   The Company's total deferred tax asset is as follows:

                                                                            September 30,         December 31,
                                                                               2001                    2000
                                                                            ----------------      -------------
         Tax benefit relating to net operating
               loss carryforwards and temporary timing differences        $   3,821,169         $   3,510,361
         Valuation allowance                                                 (3,821,169)           (3,510,361)
                                                                            ----------------      -------------
                                                                          $           -          $          -
                                                                            ================      =============

          The Company has net operating losses carried forward of approximately $8,000,000 which expire in years ranging from 2006 to 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty of realizability.

          b) Following is a reconciliation of expected and actual income tax benefit, using the applicable statutory income tax rates for the nine month period ended September 30, 2001

                      Expected tax benefit                   $    559,201
                      Certain non-deductible expenses           (248,393)
                      Change in valuation allowance             (310,808)
                                                             -------------
                                                             $      -
                                                             =============

          15.  RELATED PARTY TRANSACTIONS

          During the nine month period ended September 30, 2001 the following related party transactions occurred:

          a) The Company paid rent of $104,859 to a company controlled by a director of the Company.

          b) Included in accounts payable is an amount of $94,950 owing to a company controlled by a director of the Company.

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited


               15.  RELATED PARTY TRANSACTIONS (continued)

               c) Included in accounts payable is an amount of $54,438 owing to a director of the Company with respect to accrued wages expensed during the 2000 year.

               During the nine month period ended September 30, 2000, the following related party transactions occurred:.

               a) The Company paid $24,474 in consulting fees to companies controlled by a director of the Company.

               b) The Company paid $216,081 in rent, leasehold improvements, and repairs and maintenance to a company controlled by a director of the Company.

               c) The Company had sales of goods of $52,854 to companies controlled by a director of the Company.

               d) The Company paid $25,789 for web site development costs to a company controlled by a director of the Company.

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

               During the nine month period ended September 30, 2001, stock based compensation expense of $157,653 was recognized in the consolidated statement of operations.

               A summary of the Company's stock option plan and changes during 2001 and 2000 are presented below:

                                                                                 Weighted
                                                                                  Average
                                                                Number           Exercise
                                                             of Shares              Price
                                                          --------------        ------------
         Outstanding, at December, 31, 1999                     812,500       $      3.20

                  Granted                                       694,500              6.95
                  Forfeited                                     (42,500)             5.22
                  Exercised                                     (77,000)             4.60
                                                            --------------      ------------
         Outstanding, at December 31, 2000                    1,387,500       $      4.94

                  Granted                                          -                   -
                  Forfeited                                    (105,000)             7.11
                  Exercised                                        -                   -
                                                            -------------    -------------
         Outstanding, at September 30, 2001                   1,282,500      $       4.76
         Weighted average fair value of                     =============    =============
         options granted during the period
                                                                             $         -
                                                                             =============

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

     16.  STOCK BASED COMPENSATION EXPENSE (continued)

          The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at September 30, 2001:


                                              Average
                           Weighted          Remaining
        Exercise            Number          Contractual          Number
          Price           Outstanding          Life            Exercisable
        ------------------------------------------------------------------
        $   3.20             788,000            3.3              717,000
            5.00              22,500            3.6               22,500
            7.15              50,000            3.9               10,000
            6.53              20,000            3.9                6,667
            6.53              80,000            3.9                    -
            7.00              75,000            4.1               25,000
            7.00             120,000            4.1               30,000
            8.50              15,000            4.1                5,000
            8.66             112,000            4.1               37,333
                        ------------                         ------------
                            1,282,500                            853,500
                        =============                        =============

          Compensation

          Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                              Three Month       Three Month       Nine Month       Nine Month
                                             Period Ended      Period Ended      Period Ended     Period Ended
                                             September 30,     September 30,     September 30,    September 30,
                                               2001               2000              2001               2000
                                        ------------------------------------------------------- ---------------
         Loss for the period
             As reported                    $    (705,950)    $ (1,466,628)     $(1,553,336)      $(4,194,812)
                                            ==============    =============     =============    =============

             Pro forma                      $    (952,189)    $ (1,586,906)     $(2,292,051)      $(4,315,090)
                                            ==============    =============     =============    =============

         Basic and diluted  loss per share
             As reported                    $       (0.03)    $      (0.07)     $     (0.07)     $      (0.22)
                                            ==============    =============     =============    =============
             Pro forma                      $       (0.05)    $      (0.08)     $     (0.11)     $      (0.22)
                                            ==============    =============     =============    =============

          The fair value of each option was estimated using the Black-Scholes Option Pricing Model.

          The assumptions used in calculating fair value were as follows:

                                                         2001           2000
                                                       -----------    ----------
             Dividend Yield                                    -           -
             Expected Volatility                       60% - 126%        189%
             Risk Free Interest Rates                  6.0% - 6.7%       6.23%
             Weight Average Expected Option Terms      2 to 5 years      2 years

                             ABLEAUCTIONS.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                    Unaudited

     17.  COMMITMENTS

          a) The Company leases office space and equipment under non-cancelable operating leases extending for periods in excess of one year. Future commitments under such lease agreements are as follows:

                           2001                      $     145,934
                           2002                            426,665
                           2003                            183,906
                           2004                            171,996
                           2005                            152,796
                           Thereafter                      598,451
                                                     -------------
                                                     $   1,679,748
                                                     =============

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

          b)   Future  commitments  pursuant to the promissory note described in
               Note 9 are as follows:

                           2001                      $       1,277
                           2002                              9,273
                           2003                             10,145
                           2004                             11,097
                           2005                             12,138
                           Thereafter                    1,001,039
                                                     -------------
                                                     $   1,044,969
                                                     =============
          c) The Company maintains employment agreements with various key management personnel.

     18.  INTERNATIONAL OPERATIONS

          The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

                                                             Nine Month       Nine Month
                                                            Period Ended     Period Ended
                                                            September 30,    September 30,
                                                                2001                2000
                                                           --------------   --------------
         External sales from continuing operations:
             United States                                 $  2,678,330     $   3,531,410
             Canada                                           4,950,892         4,008,235
             United Kingdom                                      27,422            -
                                                           -------------    -------------

                                                           $  7,656,644     $   7,539,645
                                                           =============    =============

                                                            September 30,    December 31,
                                                             2001                2000
                                                           -------------    -------------
         Long-lived assets of continuing operations:
             United States                                 $  2,358,270     $   2,756,222
             Canada                                           1,192,758         1,549,202
             United Kingdom                                   8,684,662            -
                                                           -------------    -------------
                                                           $ 12,235,690     $   4,305,424
                                                           =============    =============

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks related to political and economic uncertainties; risks related to the Registrant's acquisition strategy and its ability to integrate acquired businesses into its operations; risks involved in implementing a new business strategy; risk related to the operations of iCollector and its operations in Europe; the Registrant's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant's dependence on key personnel; the Registrant's dependence on marketing relationships with auction houses and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described under "Description of Business - Risk Factors" in the Registrant's annual report on Form 10-KSB.

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

Our business strategy is to increase the gross revenues and profitability of our existing auction operations by expanding the scope of our auction audience through the capabilities of the Internet.

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

On September 27, 2001, we acquired iCollector PLC, a company that provides an indexed catalogue of art, antiques and collectibles to auction houses, dealers, and galleries. iCollector also broadcasts live auctions over the Internet in conjunction with eBay Live auctions. Our acquisition is expected to expand our presence on the Internet and to diversify our business and product offerings. See "Item 5. Other Information."

All of our subsidiaries were acquired in the second or third quarter of 2000, except for Ableauctions (1991) Ltd., which was acquired in the last quarter of 1999 and iCollector PLC, which we acquired late in the third quarter 2001. The companies we acquired were typically owner-operated businesses, and the major internal controls over spending, inventory, and assets were generally the oversight of the owner. Consequently, when we acquired these companies, we implemented many internal controls and operating procedures. As with most consolidations or mergers of related-business companies, we incurred significant costs to implement our inventory procurement model, operational strategy and administrative and accounting procedures. Many of the write-downs in the value of our assets were realized as a result of changing accounting systems and policies of the newly acquired businesses and recognizing the true value of their assets. These write-downs, such as bad debts, inventory and goodwill are expected to be non-recurring.

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

During the third quarter 2001, Levy Gee, our U.K. financial advisor, commenced a recommended offer to acquire iCollector PLC, a company that provides an indexed catalogue of art, antiques and collectibles to auction houses, dealers, and galleries. iCollector also broadcasts live auctions over the Internet in conjunction with eBay Live auctions. Our acquisition is expected to expand our presence on the Internet and to diversify our business and product offerings. See "Item 5. Other Information." Our offer to acquire iCollector was subject to a number of conditions, including the approval of iCollector shareholders of a restructuring and financing and acceptance of our offer by at least 90% of the iCollector shareholders. The offer was declared unconditional in all respects on September 27, 2001, the first closing date of the offer. Our offer was accepted by shareholders holding approximately 96% of the iCollector ordinary shares. We are in the process of compulsory acquisition of the remaining iCollector shares, which is anticipated to close on November 20, 2001.

We cannot assure you that we will be able to effectively integrate the iCollector business into our operations.

Results of Operation

Three months ended September 30, 2001 compared to the corresponding period in 2000.

Revenues. During the three months ended September 30, 2001, we had net auction revenues of $2,107,732, compared to $3,823,886 during the same period in 2000, a decrease of $1,716,154 (approximately 44.9%). Sales of goods were $1,196,605 or approximately 56.8% of our revenues during the three month period ended September 30, 2001, compared to $3,356,955 or approximately 87.8% during the same period in 2000. In the third quarter of 2000, we acquired certain auction houses that realize revenue mainly on a commission basis. The decrease in revenues and the revenues resulting from sales of goods as a percentage of revenue in 2001 is a direct result of combining the auction houses that sell inventory mainly on a commission basis with the auction houses that sell mainly purchased inventory.

Operating Expenses. During the three month period ended September 30, 2001, operating expenses were $1,647,582 (78.2% of revenue), compared to $2,592,596 (67.8% of revenue) for the same period in 2000. The operating costs in the third quarter of 2001 were lower than 2000 as additional expenses were incurred in 2000 to build the infrastructure, management team, and Internet technology and as we began to realize the synergies and benefits of consolidating the administrative functions of the auction houses we acquired and of implementing inventory and management controls.

Personnel and consulting expenses were $645,374 during the three-month period ended September 30, 2001 (2000 - $1,200,475) or 39.2% (2000 - 46.3%) of our
operating expenses and consisted of expenses related to salaries and benefits $545,134 (2000 - $1,078,587), consulting and management fees $69,505 (2000 - $30,349), and commissions $30,735 (2000 - $91,539). We anticipate that our acquisition of iCollector will significantly increase our personnel and consulting expenses as a result of adding approximately 23 iCollector employees. We also anticipate that such personnel and consulting expenses will increase as
(i) we hire additional personnel for our auction houses, (ii) we expand our operations, and (iii) we increase the frequency and number of auctions that we conduct.

During the three-month period ended September 30, 2001, advertising and promotion expenses were $248,811 (2000 - $337,254) or 15.1% (2000 - 13%) of our operating expenses. Advertising expenses were lower in comparison to 2000, even as our operations have been expanded through acquisitions as a result of increased efficiency in marketing and promoting our auctions. We also incurred significant advertising expenses in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate that the total dollar amount of promotion expenses will remain constant throughout the remainder of 2001.

General overhead expenses related to rent and utilities $217,355 (2000 - $198,978), telephone $44,714 (2000 - $61,096), travel related to operations $19,847 (2000 - $132,419), repairs and maintenance $41,333 (2000 - $68,755), automotive  $15,936  (2000 - $21,755),  insurance  $39,537  (2000 - $42,455) and office and administrative expenses $132,503 (2000 - $122,705).

We anticipate that general overhead expenses will increase as a result of our acquisition of iCollector. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods after we successfully integrate certain administrative aspects of iCollector's operations and as we achieve certain economies from our operations. The total dollar amount of general overhead expenses is expected to increase as we expand our operations and, specifically, as a result of the acquisition of iCollector PLC.

Professional fees were $17,205 (2000 - $113,586) during the three-month period ended September 30, 2001. The professional fees related to completing our Securities Exchange Act of 1934 reports, and professional fees associated with our acquisition of iCollector. Professional fees are expected to increase during the fourth quarter of 2001 as a result of accrued, legal, accounting and financial advisor expenses anticipated to occur as a result of our acquisition of iCollector.

Depreciation and amortization expense was $96,624 (2000 - $176,888) for the three-month period ended September 30, 2001. Amortization of goodwill for the period was $72,789 compared to $38,573 for the corresponding period in the prior year.

Gross Profit. Cost of revenues was $1,103,449 (2000 - $2,670,315) for the three-month period ended September 30, 2001. Gross profits were $1,004,284 (2000
- $1,153,371) or 47.6% (2000 - 30.2%). Until we developed our inventory procurement model, normal gross margins were approximately 25% overall. We believe gross profits on our physical auctions may improve further in future periods as we realize the benefits of our inventory procurement model and as we implement a strategy of buying large quantities of discount merchandise and distributing this merchandise to our various outlets for sale at our auctions.

Operating Income and Net Loss. For the quarter ended September 30, 2001, we realized a loss from operations of $607,849 (2000 - loss of $1,466,628). We realized an overall net loss for the quarter of $705,950 (2000 - $1,466,628) or $0.03 (2000 - $0.07) per share.

In order to pursue our business model and market our live broadcasting software to the auction houses throughout North America, we intend to continue the development of our Internet technologies and business development efforts during the fourth quarter of 2001 and first half of 2002. During the second quarter 2001, we invested in computer hardware and software and hired additional programmers. We expect to continue the development of the internet and auction software throughout the remainder of 2001.

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

Late in the third quarter 2001, we acquired iCollector PLC to further expand our Internet presence and to develop a market in Europe. We anticipate that we will experience losses, on a consolidated basis, as a result of our investments in the development of our Internet-related business and our acquisition of iCollector PLC. We expect to incur losses in the fourth quarter and into 2002 and we anticipate we will require additional financing to expand the development and marketing of our Internet technology. If we are unable to obtain additional financing, we may be required to suspend all Internet technology development and marketing, which may have a materially adverse affect on the growth of our business.

Nine months ended September 30, 2001 compared to the corresponding period in 2000.

Revenues. During the nine months ended September 30, 2001, we had net auction revenues of $7,656,644, compared to $7,539,645 during the same period in 2000, an increase of $116,999 (approximately 1.6%). Sales of goods were $4,976,385 (65%) of our revenues during the nine months period ended September 30, 2001, compared to $6,526,462 (86.6%) during the same period in 2000. In the third quarter of 2000, we acquired certain auction houses that realize revenue mainly on a commission basis. The decrease in the revenues resulting from sales of goods as a percentage of revenue in 2001 is a direct result of combining the auction houses that sell inventory mainly on a commission basis with the auction houses that sell mainly purchased inventory. We anticipate that revenues from the sales of goods may increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Late in the third quarter 2001, we acquired iCollector, which operates a website that catalogues arts, collectibles and antiques for auction houses, galleries and dealers and conducts live auctions on eBay. iCollector's revenue model is designed to generate income from commissions charged to buyers and sellers. We anticipate that revenues from iCollector's operations will increase our total revenues marginally in future periods until we are able to fully integrate iCollector's operations and increase the number of auctions broadcast over the Internet

Operating Expenses. During the nine months period ended September 30, 2001, operating expenses were $5,067,035, compared to $6,291,015 for the same period in 2000.

Personnel and consulting expenses were $2,191,817 during the nine-month period ended September 30, 2001 (2000 - $2,555,231) or 43.3% (2000 - 40.6%) of our
operating expenses and consisted of expenses related to salaries and benefits $1,841,675 (2000 - $1,956,363), consulting and management fees $261,119 (2000 -
$389,377), and commissions $89,023 (2000 - $209,491). We increased our number of employees by approximately 20 as a result of our acquisition of iCollector. We anticipate that personnel and consulting expenses will increase as a result of the iCollector acquisition and as (i) we hire additional personnel for our internet and auction software development, (ii) we expand our operations, and
(iii) we increase the frequency and number of auctions that we conduct.

During the nine-month period ended September 30, 2001, advertising and promotion expenses were $783,399 (2000 - $681,906) or 15.5% (2000 - 10.8%) of our
operating expenses. Advertising expenses were higher in comparison to 2000, as our operations were expanded through acquisitions. We also incurred significant advertising expenses in developing our new auction businesses in Scottsdale, Arizona and San Mateo, California. We anticipate that the total dollar amount of promotion expenses to remain constant in 2001. We anticipate advertising expenses may increase further as we actively promote the iCollector business.

General overhead expenses related to rent and utilities $606,610 (2000 - $614,040), telephone $130,828 (2000 - $166,598), travel related to operations $53,092 (2000 - $408,982), repairs and maintenance $113,929 (2000 - $133,326), automotive  $49,778  (2000 - $45,117),  insurance  $98,457  (2000 - $75,506) and office expenses $386,298 (2000 - $297,116).

The total dollar amount of general overhead expenses is expected to increase as we expand our operations and integrate the iCollector business into our operations.

Professional fees were $52,354 (2000 - $337,630) during the nine-month period ended September 30, 2001. The professional fees related to completing our Securities Exchange Act of 1934 reports, professional fees associated with the preparation of our American Stock Exchange filings, and other professional fees. Professional fees are expected to increase in the fourth quarter 2001 as a result of legal fees and accounting fees anticipated to result from our acquisition of iCollector.

Depreciation and amortization expense was $275,944 (2000 - $414,448) for the nine-month period ended September 30, 2001.

Gross Profit. Cost of revenues was $3,617,652 (2000 - $5,423,587) for the nine-month period ended September 30, 2001. Gross profits were $4,038,992 (2000
- $2,116,058) or 52.8% (2000 - 28.1%). Until we developed our inventory procurement model, normal gross margins were approximately 15-20% overall. We believe gross profits for our auction house operations may improve further in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Gross profits from the iCollector operations are anticipated to be lower than our historical margins as a result of iCollector's business model. iCollector currently generates revenues from commissions received for transactions facilitated on the Internet

Operating Income and Net Loss. For the quarter ended September 30, 2001, we realized loss from operations of $987,870 (2000 - loss of $4,194,812). We realized an overall net loss for the nine-month period of $1,553,336 (2000 - $4,194,812) or $0.07 (2000 - $0.22) per share, including a loss of $532,327 from disposition of a subsidiary and a loss of $33,139 from discontinued operations during the nine-month period ended September 30, 2001.

We  believe  that our  "bricks  and  mortar"  operations  will be  operationally profitable; however, we anticipate we will experience losses during the fourth quarter 2001 resulting from the continued development of our Internet broadcasting technology and software and as a result of our acquisition of iCollector and the development of the iCollector business and integration of their operations into our organization. We plan to market our auction software to third parties subject to completing development and testing of our software for auction houses.

Our financial model is expected to change in future periods as a result of our acquisition of iCollector PLC. iCollector's business model is based on earning fees in connection with transactions facilitated on the Internet.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,165,823, accounts receivable of $528,021, inventory of $529,450, prepaid expenses of $260,450 and current portion of receivables on agreement for sale of $14,287 at September 30, 2001. We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2001 as we increase the number and frequency of our auctions and as we expand our business operations. We had a working capital deficit of $2,888,505, including current assets of $4.5 million and current liabilities of $7.4 million. The current liabilities include $2.7 million in deferred compensation notes issued in connection with our acquisition of iCollector which are convertible into our common stock at our option, subject to shareholder and regulatory approval. Cash flow used for operating activities required $336,172 during the quarter ended September 30, 2001.

Cash flow from investing activities during the quarter ended September 30, 2001 generated $2,172,983. Cash flow from investing is expected to decrease as we curtail our investing activities until funds are raised.

Net cash flow used in financing activities during the quarter ended September 30, 2001 was $20,042. The only financing activities during the quarter involved payments on the principal portion of the promissory note on our Scottsdale property.

In light of the current capital market condition, our operating and capital budget for the year ending December 31, 2001 is approximately $750,000. We intend to concentrate our resources on achieving profitability during 2001.

Outlook

We believe that we have created an infrastructure, Internet technology, and inventory procurement model that will realize significant benefits in the future. This model will allow us to open a new auction house in Vancouver,

British Columbia in June 2001 and will allow us to expand into new markets in the United States in the second and third quarter of 2001.

We believe our acquisition of iCollector will allow us to diversify our business and accelerate the development of our Internet business. See "Item 5 Other Information."

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

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

We launched our web site for public viewing in September 1999 and broadcasted our first live auction in January 2000. We are in the process of further refining the technologies related to broadcasting live auctions on our web site. We intend to broadcast auctions from all our locations on an alternating basis. We may add auctions of other auction houses if we acquire additional auction locations or if we develop strategic affiliations with other auction houses to broadcast their auctions. We intend to integrate the iCollector business into our business.

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

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. We also intend to license our software to other auction companies and commence marketing efforts in the remainder of 2001. Our management also intends to continue to identify possible auction companies to enter into marketing strategic relationships. We have also entered a new lease to acquire additional auction space in Vancouver, British Columbia. We intend to search for a new location in Northwest Washington State. This facility is expected to house an expansion of our Tacoma location and will be a new location for additional liquidation and auction services.

Our acquisition of iCollector is expected to result in a number of strategic relationships with galleries, auction houses and art dealers, and a relationship with e-Bay to broadcast our live auctions. We cannot assure you that we will successfully integrate the iCollector operations into our business or that our venture will be commercially successful.

Install the computer server hardware

We installed 17 servers in the first phase of our hardware and software implementation program in our British Columbia location in December 1999. We intend to install additional servers as traffic on our web site increases. When this demand increases, we may install additional servers in Arizona and New York. Our multi-server networking strategy is designed to allow visitors to our auction sites to have timely response time to effectively bid for items at our live auctions without bandwidth restrictions. We are now at a point where the Internet traffic to our Web site is taxing the ability of our current servers. To keep up with the demand placed on our current servers, we acquired new servers in the second quarter of 2001.

Hire additional key personnel

We  anticipate  adding  up  to  15  new  employees  with  e-commerce,   software
development, and software maintenance experience during 2001. The hiring of these employees will subject to the Company obtaining additional financing and the level of profits generated from our operations.

In addition, iCollector has approximately 20 employees, which we have retained.

Expansion of iCollector Business

We believe that the acquisition of iCollector will enable us to more efficiently and quickly deploy our technology to the many auction houses in Europe, the United Kingdom and the United States. We expect to realize synergies of scale in the areas of marketing, web and internet hosting, and internet and software development. We expect to realize the benefits of these synergies throughout the remainder of 2001.

iCollector had approximately $2 million in working capital to fund its operations and capital requirements for approximately one year. We believe that this will be sufficient time for us to develop and integrate the iCollector business into our organization profitably.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2001:

       Marketing                                           $ 250,000
       Ongoing research and development                      200,000
       Expansion of inventories                              200,000
       Servers and operating systems                         100,000
       Geographic expansion                                        0
                                                   ------------------
       Required Capital:                                    $750,000

Our revised operating and capital budget for the fiscal year ending December 31, 2001 is estimated to be approximately $750,000. As of September 30, 2001, we had a working capital deficit of approximately $2.9 million, including current liabilities related to deferred compensation notes in the principal amount of $2.7 million issued in connection with our acquisition of iCollector. These deferred compensation notes are convertible at our option into common shares at $1.43 per share, subject to shareholder approval. We intend to convert these notes into shares if we cannot raise additional capital on acceptable terms to fund payment of the notes and our working capital requirements. We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and cost associated with operating our auctions.

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

Political and Economic Uncertainties

Our business and our ability to raise additional financing may be adversely affected by political and economic risks and uncertainties. The general economic slow down in the United States and Europe may adversely affect the demand for products offered at our auctions. The events of September 11, 2001 and the political uncertainty in the Middle East may negatively affect the general economy, the capital markets and our ability to raise capital on acceptable terms, if at all. There can be no assurance that the Company will be able to increase our revenues from operations or to raise sufficient financing to meet our on-going obligations on acceptable terms, if at all. We also cannot assure you we will successfully integrate the iCollector operations into our business or that economic uncertainties will not have a material adverse affect on our business and results of operations.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 27, 2001, our offer to acquire iCollector was declared unconditional in all respects. As a result, we were required to issue 4,150,000 shares of common stock and deferred consideration notes in the aggregate principal amount of $3,000,000 and earn-out consideration notes in the aggregate principal amount of $5,000,000. See "Other Events." The Offer was made pursuant to an exemption from the U.S. tender offer rules provided by Rule 14d-1(c) under the Exchange Act and pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 802 thereunder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2001.


ITEM 5. OTHER INFORMATION

On August 13, 2001, Levy Gee, our financial advisor in the United Kingdom, made a recommended offer on our behalf to acquire all of the issued and outstanding ordinary shares of iCollector PLC (the "Offer") for 4,150,000 common shares of Ableauctions, deferred consideration notes in the aggregate principal amount of $3,000,000 ("Deferred Consideration Note"), and additional earn-out deferred consideration notes in the aggregate principal amount of $5,000,000 ("Earn Out Consideration Note"). Total consideration for all of the shares of iCollector has been valued at $14,256,000.

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

Earn Out Consideration Notes. We will issue Earn Out Consideration Notes to the shareholders of iCollector in the aggregate principal amount of $5,000,000, payable, without interest, on September 30, 2002 only if iCollector satisfies certain revenue and transaction milestones during the month of July 2002. The Earn Out Consideration Notes are convertible into common stock at our sole option at the fair market value of such shares (as determined by the five day average closing price of the shares of common stock of Ableauctions as quoted on the AMEX or such other primary exchange or public market for such shares), subject to minimum of 2,000,000 shares and a maximum of 3,500,000 shares in aggregate. We will obtain shareholder approval and listing approval from AMEX prior to exercising our option to convert the Ableauctions Earn Out Consideration Notes into Earn Out Consideration Shares, if required.

The Offer was declared unconditional in all respects on September 27, 2001. On October 1, 2001, we filed a report on Form 8-K in connection with this transaction.

The business of iCollector is to provide an indexed catalogue of art, antiques and collectibles for over 300 auction houses, dealers and galleries in the U.K., the United States and Europe and to facilitate transactions by broadcasting live auctions over the Internet with the provision of interactive live bidding in conjunction with eBay Live Auctions.

We expect to market and distribute our auction software to the various customers of iCollector. We will not compete with eBay with iCollector's customers to deploy and implement our live Internet broadcasting technology.

In connection with our negotiations related to the Offer, we entered into a non-binding Heads of Terms with iCollector and Schroders Investment Management Limited, which outlined the terms of the Offer. Under the terms of the Heads of Terms, Schroders arranged for Northern Ireland Local Government Officers' Superannuation Committee ("Northern Ireland") to provide bridge financing to iCollector in the amount of $460,000. We guaranteed iCollector's obligation under the bridge financing and agreed to issue up to 500,000 shares of our common shares to Northern Ireland in the event iCollector defaulted on the bridge loan. The bridge loan was converted into iCollector shares immediately prior to the first closing and exchanged for Ableauctions.com, Inc. common stock, Deferred Consideration Notes and Earn Out Consideration Note under the terms of the Offer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits


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

   10.21(6) Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.

   10.22(7) Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.

   10.23(7)    Lease Agreement dated November 1, 2000.

   10.24(8) Guarantee by and between Ableauctions.com, Inc. and Northern Ireland Local Government Officers' Superannuation dated June 21, 2001.

(1)      Previously filed on November 13, 1999 on Form 10-SB.
(2)      Previously filed on December 30, 1999 on Form 10-SB/A.
(3)      Previously filed on April 4, 2000 on Form 8-K, as amended on June 9,
         2000.
(4)      Previously filed on April 13, 2000 on Form 10-KSB.
(5)      Previously filed on August 14, 2000 on Form 8-K.
(6)      Previously filed on October 19, 2000 on Form S-1.
(7)      Previously filed on April 2, 2001 on Form 10-KSB.
(8)      Previously filed on August 16, 2001 on Form 10-KSB.

         b)   Reports on Form 8-K

               Form 8-K filed on August 17,  2001.
               Form 8-K filed on October 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABLEAUCTIONS.COM INC.

Date: November 19, 2001                By:   /s/ Abdul Ladha
                                             --------------------------------
                                       Name:  Abdul Ladha
                                       Title: President & Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date: November 19, 2001                By:  /s/ Ron Miller
                                            ---------------------------------
                                       Name:  Ron Miller
                                       Title: Chief Financial Officer
                                       (Principal Financial Officer)