Form 10KSB
period 2001-12-31
ABLEAUCTIONS COM INC
filed 2002-04-23
CIK 1099290

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       Commission file number: 000-28179
                       ---------------------------------

                            ABLEAUCTIONS.COM, INC.
-------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

                     Florida                                   Not applicable
---------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                  organization)

             1963 Lougheed Highway
      Coquitlam, British Columbia Canada                          V3K 3T8
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number: (604) 521-2253

        Securities Registered Under Section 12(b) of the Exchange Act:
                                     None
                                     ----

        Securities Registered Under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value
                        ------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]   No   [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:  $10,793,219

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price as of April 17, 2002 being $0.65 per share: $16,332,563.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,127,020 shares of Common Stock as of April 17, 2002.

Documents Incorporated by Reference: Portions of issuer's Proxy Statement relating to its 2002 Annual Meeting of Shareholders to be filed on Schedule 14A is incorporated by reference into Part III of this Form 10-KSB

Transitional Small Business Format.   Yes [_]   No [X]

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results of operations or earnings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks related to political and economic uncertainties; risks related to the Registrant's acquisition strategy and its ability to integrate acquired businesses into its operations; risks involved in implementing a new business strategy; the Registrant's ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant's ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant's dependence on key personnel; the Registrant's dependence on marketing relationships with auction houses and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risks of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described in this report.

PART I

Item 1.   Description of Business

Overview

We were incorporated under the laws of the state of Florida as J. B. Financial Services, Inc. on September 30, 1996. We changed our name to Ableauctions.com, Inc. on July 19, 1999. From the date of our incorporation until August 24, 1999, we had no material business and no material revenues, expenses, assets or liabilities.

Our shares began trading on the OTC Bulletin Board under the symbol "ABLC" on July 21, 1999.

On August 24, 1999, in consideration of shares of our common stock and cash, we acquired all of the assets and the business operations of Able Auctions (1991) Ltd., a British Columbia corporation engaged in the business of auctioning used equipment, office furnishings and equipment, and other merchandise, by acquiring all of its issued and outstanding common shares from Dexton Technologies Corporation, a British Columbia corporation.

Our primary business activity is as a business-to-business and consumer auctioneer. We are an early stage company and we have developed our business through the acquisition of auction houses in the United States, Canada and England. We conduct our auctions live and simultaneously broadcast approximately 20% of our auctions over the Internet. Generally, we acquire the merchandise we auction through bankruptcies, insolvencies and defaults.

We auction merchandise and equipment from a variety of industries including antique, automotive, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others. Our auctions are open to the public. Our typical auction draws approximately 300 to 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction. We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer's premiums charged to purchasers of the merchandise. We also receive revenues from auctioning merchandise that we purchase and sell at our auctions.

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

After an auction, purchasers generally make their own arrangements to take possession of the auctioned property. If purchasers make arrangements with us, we can make available shipping services to forward the property to the buyer by mail freight forwarder, truck transport, or other delivery services for a cost. As agent of the consignor, we normally collect payment from the buyer for property purchased and remit to the consignor, on the settlement date, the consignor's portion of the buyer's payment, less consignor cash advances, if any, and commissions payable to us. We sometimes release property sold at auction to qualified buyers (primarily dealers) on credit before we receive payment. These qualified buyers generally have an account or line of credit (within established credit limits) with us and agree to make payment within 30 days. We extend credit only to buyers who have done business with us in the past and have an established credit standing with us.

Our business is not seasonal and is not dependent upon a single customer or a few customers.

Our business plan is to expand the geographic scope of our auction business through the following:

     . increasing the geographic reach of our existing auction business by building an Internet e-commerce site over which we will eventually broadcast all of our auctions;

     . expanding our auction business and operations by acquiring existing brick-and-mortar auction houses in strategic geographic locations primarily in North America;

     . entering into strategic relationships with other brick-and-mortar auction houses to broadcast their auctions live on our web site for a transaction fee; and

     . generating revenues from silent auctions, charity auctions, and specialty e-commerce stores on our web site.

During the year 2000 we began to implement our business plan by acquiring other existing brick-and-mortar auction companies. In February 2000, we acquired the assets and hired the founder of Falcon Trading, a small regional auction company located in Redmond, Washington. In March 2000, we acquired the assets of Mesler's Auction House, an auction house located in Scottsdale, Arizona, along with related real estate and a 50,000 square foot building. In May 2000, we acquired the assets of Auctions West Sales Corporation, a liquidator of the assets of bankrupt persons or businesses located in Vancouver, British Columbia, Canada. Also in May 2000 we acquired Ehli's Commercial/Industrial Auctions, Inc., an auction house located in Tacoma, Washington. In July 2000, we acquired Johnston's Surplus Office Supplies Ltd., located in Vancouver, British Columbia. In September 2001, we acquired iCollector PLC located in England. Our acquisitions have primarily been structured as stock transactions.

In addition to acquiring regional auction houses, our strategy to increase the gross revenues and profitability of our existing auction operations is to expand the scope of our auction audience through the capabilities of the Internet. We believe that the growth of the Internet has facilitated the development of solutions to some of the traditional problems we face in operating our auction business, including reaching potential buyers of merchandise and equipment in other geographic locations, increasing the size of bidding audiences for our auctions, reaching more potential consignees of merchandise, and automating our auction preview process. Our goal is to expand our operations by linking regional auction houses together through our web site. We believe this will allow us to generate a greater volume of traffic and interest to our web site and sales through our auctions. Once we link all of our physical auction sites through our Ableauctions.com web site, we anticipate that, eventually, each venue will broadcast its auctions live on our web site.

We broadcasted our first live auction on our web site in January 2000. We currently broadcast more than 20% of our auctions over the Internet using software we developed. In auctions that we broadcast, our physical "brick-and-mortar" auction audiences are integrated with our web-based online auction audiences, so that our online customers are able to bid on and buy merchandise at our live auctions. During the fourth quarter of 2001, we realized a higher average selling price of items sold during broadcasted auctions, which we believe is due to the increased number of bidders participating through the Internet.

Industry Background

The Commercial Auction Industry

Based on our discussions with operators of auction houses and our experience in the industry, we believe that most brick-and-mortar based auctions are regional, owner-operated businesses. Each auction house must make significant investments in real estate, personnel, inventory, and marketing for each location. Most traditional auction houses obtain their inventory locally and must contend with the logistical problems of matching supplies of available merchandise to unpredictable demand.

The Internet Auction Industry

The Internet has become an increasingly significant global interactive medium for communications, information, and commerce. Use of the Internet for business purposes has continued to grow over the past several years. According to a 1999 study by Deloitte Consulting, approximately 60% of all businesses conduct business through the Internet. The study also indicated that approximately 88% of the businesses surveyed stated that their business plans and strategies included conducting a significant amount of business over the Internet. Deloitte Consulting's survey also indicated that 90% of the respondents confirmed that eProcurement was part of their business strategy. eProcurement is the process of securing and sourcing products over the Internet by developing supplier relationships and improving purchasing effectiveness. The survey respondents indicated that 28% of the transactions in their eProcurement strategy were fulfilled through online auctions.

Management believes that online auctions are a fast growing area of electronic commerce. According to a January 1999 survey by Jupiter Communications, the number of people in the United States participating in online auctions will grow from 1.2 million in 1998 to 6.5 million in 2002. Jupiter Communications estimates that auction buyers are projected to represent 11% of the total online shopping population in 2002. Forrester Research estimates that the total value of online auctions will grow from $1.4 billion in 1998 to $19 billion in 2003.

Person-to-person auctions, like those conducted on eBay.com, uBid.com, and Amazon.com, currently dominate the market. However, Jupiter Communications has predicted that by 2003, business-to-consumer sales will comprise approximately 66% of total Internet auction sales, representing approximately $13 billion.

There are five models of online auctions:

     . Event-based live auctions: Bidders participate in live auctions transmitted over the Internet in real-time. Users register to qualify as bidders to participate before the time of the auction and bid for merchandise auctioned at physical auctions. Online bidders typically bid against bidders present at the physical auctions.

     . Business-to-consumer: Businesses or consumers bid on products that are listed on an auction's web site within a set time limit. The auctioned merchandise is sold to the highest bidder.

     . Consumer-to-consumer auctions: Sellers post merchandise on the web site in one of several categories. Hundreds of thousands of items, at all price ranges, are listed and bidders haggle directly with sellers to purchase the merchandise.

     . Specialty auctions: Sellers offer specific types of merchandise for auction on specialty online auctions that serve eclectic collectors or consumers interested in a special product niche.

     . Business-to-business: Businesses offer merchandise for auction to other businesses, including items for liquidation, salvaged merchandise, excess inventory, distressed inventory, and other items offered in large lots of several hundred items.

Competition

We believe that the principal competitive factors in the auction market are:

     .    reputation;

     .    customer service;

     . the ability to provide a variety of merchandise at an exceptional value; and

     . the ability to attract the bidders necessary to generate the best possible prices.

We compete with a number of companies with substantially greater financial, technical, and human resources than ours. Our competitors include large and small auction companies, dealers, and retailers, including discount retail stores, liquidation centers, and other retailers of new and previously owned merchandise.

The used equipment and the industrial equipment auction markets are highly fragmented. The major auctioneers in these markets include Michael Fox International, an international auctioneer of industrial equipment and real estate, Ritchie Bros. Auctioneers, an international auctioneer of industrial equipment and Maynard's Auctioneers, an auctioneer and liquidator of household items, antiques, and commercial goods. We also compete with a number of smaller independent auctioneers as well as with equipment manufacturers, distributors, new or used equipment dealers, and equipment rental companies seeking to sell unwanted merchandise.

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

Additionally, several auctioneers have launched web sites that allow buyers to search for and bid on merchandise contained within the seller's inventory. Buyers search for the merchandise by visiting the web site and purchase directly from the auctioneer.

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

We believe that the following features may allow us to differentiate our web site from the web sites of our competitors:

     . Live Broadcast. We broadcast live auctions from physical auction sites over the Internet in real time, which allow visitors to our web site to compete against bidders attending the live auction.

     . Quality Sound and Video. We are developing technology that will provide quality video and sound to visitors and that will allow bidders to respond immediately to the auctioneer's calls.

     . Commercial Goods. We intend to broadcast some live auctions that feature merchandise and equipment targeted at business or commercial buyers.

     . Consumer Goods. We also intend to broadcast live auctions targeted at consumers featuring merchandise such as antiques, collectibles, furniture, household items, and other consumer goods.

     . Silent and Charity Auction. We anticipate that our web site will feature a silent auction and a charity auction that lists items for auction that will be sold to the highest bidder.

We believe that potential bidders will save time and effort by previewing merchandise in advance of an auction using video and sound clips posted on our web site.

We believe that our "no minimum price" policy coupled with broadcasting our auctions live on the Internet through our web site will result in a greater volume of consigned equipment and higher gross auction sales.

Our Auction Operations

We conduct physical auctions from our auction houses located in British Columbia, the states of Washington, California and Arizona.

Our operations in the United States include:

Auction House or Other Business         Location
-------------------------------         --------

Ehli's Auctions                         Tacoma, Washington
Ableauctions (California)               San Mateo, California
Ableauctions (Arizona)                  Scottsdale, Arizona

Our operations in Canada include:

Able Auctions (1991) Ltd.               Surrey and Coquitlam, British Columbia
Jarvis Auctions                         Vancouver, British Columbia
iCollector International Ltd.           Vancouver, British Columbia

Approximately 62% of our annual revenues are derived from our Canadian operations and approximately 38% of our annual revenues are derived from our United States operations. Currently we hold approximately 18 auctions per month; approximately 8 of these auctions are held in the United States and the remaining 10 auctions are held in Canada.

We auction up to approximately 1,200 items or lots at each auction. We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer's premiums charged to purchasers of the merchandise. In auctions of consigned goods, we received gross revenues from commissions and fees of approximately $80,000 from a typical auction during 1999, and of approximately $100,000 during each of 2000 and 2001.

The costs involved in conducting a typical auction, which average approximately $45,000, include, among other things, the costs of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions. In general, we charge purchasers a buyer's premium on auction purchases equal to 10% to 15% of the hammer price of the property and sellers a commission ranging from 5% to 25% of the hammer price.

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

We sometimes offer potential consignors the option to sell their property to us for an amount determined by our appraisers. In an outright purchase, we establish a price that we are willing to pay for the property and, if the price is acceptable to the seller or if a price can be negotiated between us and the seller, we typically pay the purchase price in full and take possession of the property immediately. We will generally sell this property at auction with other property or, if the purchase is large, at an auction of the purchased property.

In auctions where we own the auction merchandise, we receive all of the proceeds from the sale of the merchandise and related commissions and fees. Our gross profit from sales of our own merchandise is between 16% and 40%. During 1999 we had revenues of $829,755 from the sale of our merchandise, $8,607,230 for the year ended December 31, 2000 and $6,653,656 for the year ended December 31, 2001.

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

Our Web Site

We launched our web site for public viewing in September 1999 and have refined our technology to broadcast live auctions over the Internet. We broadcasted our first live auction in January 2000. We currently broadcast more than 20% of our live auctions on the Internet.

Our web site is designed to integrate the traditional physical brick-and-mortar auction with electronic commerce by offering bidders with Internet access the ability to bid at our larger auctions. We believe our system will increase the size of our auction audiences, lower our overall transaction costs, and increase interest in our brick-and-mortar auction houses and events.

We anticipate that our web site will be attractive to business purchasers looking for difficult-to-find equipment, fixtures, office equipment, furniture and similar merchandise and to consumers looking for jewelry, consumer electronics, tools, collectibles, cameras and musical instruments. We believe that offering previews of our merchandise over the Internet will save our visitors time and increase the number of serious bidders participating in our auctions. We do not intend to offer or auction firearms, adult materials, or other potentially illegal merchandise on our web site.

Live Auctions

Our live auction feature is designed to allow us to broadcast our auctions live by video over the Internet. Viewers will be able to conveniently preview items in advance from their homes or offices and bid on merchandise live as the auction is being conducted. Currently, we post auction previews that allow visitors to view pictures of certain merchandise prior to the auction. The users will also have the option to submit a bid on an item before it goes to auction.

Our live auctions typically draw an average of 300 to 500 people in person, and auctions broadcasted on the Internet typically draw an average of 300 to 500 registered bidders.

During live auctions, virtual viewers are able to see the auction in progress and follow the lots of merchandise as they are being sold. A picture of each item and the current bid is posted. Internet users are able to bid simultaneously with those attending in person and update bids at their convenience. We post bids received from the Internet on large screen monitors. Unlike eBay, Bid.com, or other web sites, we offer almost every item on an unreserved basis, meaning there is no minimum bid for the merchandise we auction. Every item we auction is physically present at the time of the auction and sold to the highest bidder.

Silent Auctions

Our silent auctions will allow us to conduct auctions similar to those conducted by eBay, Amazon.com, and Bid.com. We intend to continuously run an auction that lists thousands of featured items for sale, each with a digital picture. We intend to offer items from our inventory and from inventories we acquire from bankruptcies, mergers, acquisitions, insolvencies, and expired leases.

Unlike our competitors, our current strategy is to offer only merchandise that we own in our silent auction. This will affect the number of items available for sale on our web site and we may not have a sufficient inventory to attract visitors to our web site. In the future, we may accept consignments to increase our silent auction offerings, but currently have no plans to do so.

Charity Auctions

Our charity auctions allow registered non-profit organizations to raise funds and awareness of their charities through auctions hosted on our web site. We charge commissions ranging from 10% for hosting an auction, to 25% for fully-organized fundraisers. Charity auctions may offer merchandise such as automobiles, vacation packages, and event passes to the highest bidder. During 2000 and 2001, we were involved in approximately seven charity auctions.

Research and Development

Our research and development program consists of developing technologies related to our web site and the systems required to broadcast live auctions over the Internet. We spent $526,787 as of December 31, 1999 and approximately $2,000,000 as of December 31, 2000 on expenses related to research and development, including consulting fees, technical fees, development of our data base management technologies, research and development of our graphic and video broadcasting technologies, systems design and testing, and other technological aspects of our web site.

Due to budgetary constraints, during 2001 the Company did not undertake any significant Internet research and development. We will continue developing technologies related to our web site when we are able to obtain financing or if we generate sufficient cash flows from operations.

History of Our Acquisitions

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

Effective March 20, 2000, we acquired the business assets of Mesler's Auction House of Scottsdale, L.L.C., and real estate and a building from C&C Capital Investment, Inc., an affiliate of Mesler's. Mesler's is an Arizona based company that auctions antiques and other furniture and equipment. We paid $255,000 cash and issued 30,625 shares of our common stock with a fair market value of approximately $245,000 for the Mesler's assets. We paid $1,200,000 in cash, assumed a promissory note with an unpaid balance of $1,056,110.53 and issued 155,486 shares of our common stock with a fair market value of approximately $1,245,000 for the real property.

Effective May 5, 2000, we hired the founder, Robert Kavanagh, and acquired all of the business assets of Auctions West Sales Corporation, a British Columbia based auction company, for 10,000 shares of our common stock with a fair market value of approximately $70,000.

Effective May 16, 2000, we acquired all of the issued shares of Ehli's Commercial/Industrial Auctions, Inc., a Tacoma, Washington based liquidator of automobiles and industrial equipment, from Randy Ehli, the sole shareholder, for $900,000 cash and 50,000 shares of our common stock with a fair market value of approximately $350,000.

We acquired Johnston's Surplus Office Supplies Ltd. on July 26, 2000 for $338,300 (CDN$500,000) in cash and issued 68,182 shares of common stock with a fair market value of approximately $513,410.

We acquired Jarvis Industries Ltd. for $286,263 (CDN$426,818) on July 31, 2000. We also acquired Warex Supply Ltd. on July 31, 2000 for $145,672
(CDN$217,196.98) and 6,900 shares of common stock with a fair market value of approximately $55,200.

On September 27, 2001, the Company acquired all of the issued shares of iCollector PLC ("iCollector"). The consideration for the acquisition is as follows:

     . The Company issued 4,150,357 shares of its common stock to the shareholders of iCollector.

     . The Company issued non-interest bearing and unsecured promissory notes ("deferred consideration notes") in the face amount of $2,988,258, which are due to be repaid September 13, 2002. These deferred consideration notes are convertible into shares of common stock of the Company at $1.43 per share at the sole option of the Company, subject to regulatory, listing, and shareholder approval.

     . The Company issued non-interest bearing and unsecured promissory notes ("earnout consideration notes") in the amount of $5,000,000, which are payable on September 30, 2002, only if iCollector satisfies certain revenue and transaction milestones during the month of July, 2002. These earn out consideration notes are convertible into shares of common stock of the Company, at the fair market value of such shares at the date of conversion, at the sole option of the Company, subject to a minimum of 2,000,000 shares and a maximum of 3,500,000 shares in the aggregate, as well as regulatory, listing, and shareholder approval. The amount of the obligation to the Company in respect to the earnout consideration notes, if any, will be recorded at such time as the amount of such obligation can be reasonably determined.

The total recorded cost to the Company of the acquisition, including estimated transaction costs of $342,797, was $8,957,281. The excess of the cost to the Company over the fair value of the net assets acquired, in the amount of $8,327,257, was recorded as goodwill.

In November 2001 it was determined that iCollector could not sustain its operations based on its existing cash resources. iCollector then ceased operations and a restruturing plan was adopted. In January 2002 iCollector was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom. In December 2001, and as part of a restructuring program, iCollector was recreated in Canada as iCollector International Ltd. iCollector's web site and all of the technology was rebuilt in Canada with the existing services of iCollector still being made available to the Company's customers.

The investment in iCollector has been written off on the Company's financial statements for the year ended December 31, 2001 as a failed acquisition.

Our Divestiture of Johnston's Surplus Office Systems Ltd.

Effective March 29, 2001, the Company agreed to dispose of all of its shares of Johnston's Surplus Office Systems Ltd. ("Surplus"). The Company also agreed to settle debt owed to the Company by Surplus in the amount of $1,191,724. The debt was settled by the issuance by Surplus to the Company of 1,191,724 common shares of Surplus at a deemed price of $1.00 per share. The Company agreed to then sell all of the issued shares of Surplus to an employee of Surplus, for consideration of Cdn$600,000 (US$380,500).

Our Divestiture of Warex Supply Ltd.

Effective August 31, 2001, the Company agreed to dispose of all of its shares of Warex Supply Ltd. to Murray Jarvis, the former owner of Warex Supply Ltd., as severance in conjunction with the termination of his employment with the Company.

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

Intellectual Property

We have developed the majority of our software internally. We have taken measures to protect our intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to deploying a trans-modular development schedule where individual modules of software developed or coded by employees or contractors have no stand-alone benefits whatsoever until they are integrated with at least three independent modules.

"Ableauctions" and "Ableauctions.com" are our trademarks, which we have registered under Canadian trademark laws and applied for registration under U.S. trademark laws, which applications are still in progress.

We have registered the Internet domain names "ableauctions.com" and "icollector.com".

We use copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights. We cannot assure you that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As of December 31, 2001 we had a total of 98 staff persons, including 40 full time employees, 12 consultants and 46 part-time and temporary employees. In addition to management, we employ auction staff, sales people, administrative staff, and development and technical personnel. From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations. No collective bargaining units represent our employees. We believe our relations with our employees are good. We expect to hire additional senior management, customer service management, a database administrator, several software developers, customer service representatives, technical support representatives and sales/marketing staff.

Risk Factors

Our business is subject to a number of risks as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors:

We have a limited operating history and a history of losses

Before our acquisition of Able Auctions (1991) Ltd., we had no material business or results of operation. We incurred a net loss of $1,339,492 during 1999, $11,837,363 during 2000 and $11,434,029 during the year ended December 31, 2001. We anticipate that we will continue to incur losses at least through fiscal 2002. We do not believe that we will generate sufficient revenues to support our planned activities in fiscal 2002 because of our projected development and marketing costs. In the foreseeable future, we believe that these expenses will increase our net losses, and we cannot assure you that we will ever be profitable.

As of December 31, 2001, we had current assets of $1,270,295 and current liabilities of $4,619,612. Our working capital position at December 31, 2001 was a deficiency of $3,349,317. We anticipate raising additional capital through sales of our equity and/or debt; however, we cannot assure you that we will be able to obtain adequate financing to support our planned activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Because of our recent losses, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model is still emerging. We cannot assure you that we will attract consignors or bidders to use our web site or generate significant revenues in the future. We cannot guarantee that we will ever establish a sizeable market share or achieve commercial success.

Our ability to complete acquisitions and to meet our business projections through December 31, 2002 may depend on our ability to raise additional capital in the amount of $1 million or more during 2002.

We anticipate that we need to seek additional capital in the amount of $1 million or more in 2002 to meet our operating and capital budget requirements through December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that any additional financing would be available on terms acceptable to us, or at all. Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our intended course of action and business strategy in 2002, which will have a material adverse effect on our ability to meet our business projections. If we do not complete any additional acquisitions, we believe we will have sufficient working capital to fund our operations through December 2002.

Our growth strategy success depends on our ability to acquire additional auction and liquidation businesses, to market and develop our iCollector business model, and to integrate these acquisitions and models into our business.

Our business strategy is to grow through acquisitions or strategic affiliations with auction companies in a number of North American markets. We had acquired eight auction and liquidation businesses by July 31, 2001. We may acquire additional auction houses, although we have not publicly announced any plans to do so. There can be no assurance that our current management, personnel, and corporate infrastructure will be adequate to manage future growth, if any. The success of our business strategy depends on making further acquisitions of or entering into strategic affiliations with auction companies.

We acquired iCollector in September 2001. At that time, iCollector was insolvent and needed working capital. We agreed to acquire iCollector as long as its majority shareholder was willing to finance iCollector until it met its projected cash flow targets. iCollector did not attain the projections, and there were not adequate resources to continue funding its losses. In December 2001, iCollector was restructured and placed in formal liquidation in January 2002. We will continue to market and develop the new iCollector business model, but we cannot assure you that the new business model will be profitable. The success of the new iCollector business model is dependent upon the strengths and relationships of the current sales team, the skills of the technology team, and the continued support and generation of new customers.

We also cannot guarantee that we will be able to integrate new acquisitions or affiliations successfully into our company without substantial costs, delays, or other operational or financial problems. Further, acquisitions and expansion into new markets involve a number of special risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities, and amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations. In addition, competition in the acquisition market is intense, and prices paid for auction houses have increased in recent years.

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

We have experienced rapid growth, which has placed a strain on our resources, and any failure to manage our growth effectively could cause our business to suffer

We do not have a proven record in managing our growth and may not be successful in doing so. We have grown from 12 employees on August 24, 1999 to approximately 98 staff persons December 31, 2001. We have recently acquired additional auction businesses, hired key management personnel and added personnel in connection with these acquisitions. We plan to continue expanding through acquisitions and to continue to develop our Internet e-commerce (the online purchase of goods and services by consumers and businesses) site. Past growth in these areas has placed, and any future growth will continue to place, a significant strain on our management systems and resources.

If we are unable to achieve a significant number of visitors and successfully facilitate transactions, we may be unable to generate sufficient revenues to earn a profit

The success of our Ableauctions.com and iCollector.com web sites depends on whether or not there is significant market acceptance of these web site by consumers. We currently offer only a limited selection of merchandise for sale in our silent auctions. We anticipate that we will have very limited market acceptance until we begin offering more items of merchandise for sale and our brand name is established. Our business concept of offering an Internet solution for broadcasting live auctions is still being tested and we cannot assure you that our Internet strategy to broadcast live auctions will be successful, or that it will increase revenues of our live auctions.

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

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded

We anticipate that the Internet domain names "ableauctions.com" and "icollector.com" will be an extremely important part of our business and the business of our subsidiaries. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "auctions" or other variations both in the United States and elsewhere.

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

Our success depends on the services of our key officers and our ability to attract and maintain qualified, experienced personnel

Our future success will depend on Abdul Ladha, our President and Chief Executive Officer, Ron Miller, our Chief Financial Officer, Jeremy Dodd, the Vice-President of Operations of Able Auctions (1991) Ltd. and our Secretary and Treasurer, and Randy Ehli, the Vice-President, Northwest Auctions of Ehli's Commercial/Industrial Auctions, Inc. We also rely heavily on Mr. Dodd to manage our auction operations and we intend to hire additional personnel or consultants to assist us in developing and implementing our technology and business plan. We will rely on Mr. Ehli to assist us in managing and expanding our Northwest auction operations. We also rely on consultants and advisors who are not employees.

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

Item 2.   Description of Property

Through our subsidiary, Ableauctions.com (Washington), we own a commercial property located at 7303 East Earll Drive, Scottsdale, Arizona, which includes a 50,000 square foot building. This property houses our head offices and our flagship auction facility. We acquired the property on March 20, 2000 pursuant to a purchase and sale agreement between Ableauctions.com (Washington) and C&C Capital Investment, Inc., in consideration of $1,200,000 in cash, the assumption of a promissory note with an unpaid balance of $1,056,110.53, and the issuance of 155,486 shares of our common stock valued at $1,243,889, for a total purchase price of $3,500,000.

We currently lease, through our subsidiary Able Auctions (1991) Ltd., our principal business office comprising 15,000 square feet at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada, pursuant to a lease that expires on December 1, 2009. The monthly payments under the lease for the 2002 year are Cdn$17,100 through September 30, 2002 and Cdn $13,500 per month through December 31, 2002, plus goods and services tax. The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.

We have subleased approximately 22,000 square feet of warehouse and office space at 8303 129th Street, Surrey, British Columbia, Canada, for the term commencing January 1, 2000 to January 31, 2002 at the monthly rent of Cdn$10,500 plus goods and services tax. This lease was not renewed in 2002 and we are currently looking for new premises to house our Surrey operations.

We have leased approximately 9,000 square feet of warehouse, production and office space at 1055 Vernon Street, Vancouver, British Columbia. There are four years remaining under the lease and the monthly rent is Cdn$11,600 up to May 31, 2003 and then Cdn$12,450 until the end of the lease.

Neither our subsidiaries nor we presently own or lease any other property or real estate.

Item 3.   Legal Proceedings

As of the date hereof, there is no material litigation pending against us. From time to time, we may become a party to litigation and claims incident to the ordinary course of our business.

Item 4.   Submission of Matters to a Vote of Security Holders

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol "AAC". Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ABLC". The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2000 through December 31, 2001, as published by the American Stock Exchange and the OTCBB is set forth below. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

                      Quarterly Common Stock Price Ranges

         -----------------------------------------------------------------
           Quarter Ended                                 2000
                                              ----------------------------
                                                High                Low
         -----------------------------------------------------------------
           March 31                            $10.44              $4.12
         -----------------------------------------------------------------
           June 30                             $ 8.12              $5.50
         -----------------------------------------------------------------
           September 30                        $ 9.50              $3.62
         -----------------------------------------------------------------
           December 31                         $ 4.75              $2.87
         -----------------------------------------------------------------

         -----------------------------------------------------------------
           Quarter Ended                                 2001
                                              ----------------------------
                                                High                Low
         -----------------------------------------------------------------
           March 31                            $ 4.40              $3.00
         -----------------------------------------------------------------
           June 30                             $ 3.05              $1.30
         -----------------------------------------------------------------
           September 30                        $ 2.25              $0.95
         -----------------------------------------------------------------
           December 31                         $ 2.00              $0.65
         -----------------------------------------------------------------

There were 627 record holders of our common stock as of March 28, 2002.

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

2. On February 29, 2000, we issued 53,405 shares of our common stock at the deemed price of $6.756 per share to Falcon Trading, Inc. in consideration for the business assets of Falcon Trading. The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

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

5. On April 18, 2000, we issued 4,822 shares of our common stock at the deemed price of Cdn$10.37 (U.S.$7.15) per share to Simon Fraser University in partial consideration for the assignment of intellectual property rights. The issuance of the shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

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

10. On July 26, 2000, we issued 68,182 shares of common stock at a deemed price of $7.53 per share to Brett Johnston and One Day Holdings Ltd., a company incorporated under the laws of British Columbia, in connection with our acquisition of Johnston's Surplus Office Systems Ltd., a company incorporated under the laws of British Columbia. The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

11. On September 27, 2000, we issued 6,900 shares of common stock at a deemed price of $8.00 per share to Murray Jarvis and Michael Collins in connection with our acquisition of Warex Supply Ltd., a company incorporated under the laws of British Columbia. The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

12. On September 27, 2002, we issued 4,150,357 shares of common stock at a value of $5,935,013 in connection with our acquisition of iCollector PLC., a company incorporated under the laws of England. The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

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

We will continue to operate auctions at our four locations in Surrey and Coquitlam, British Columbia; Tacoma, Washington; and San Francisco, California. We also hold auctions at customer locations in bankruptcies and insolvencies.

Increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site.

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

Continue research and development to improve our web site and auction broadcasting technologies.

If we obtain the financing to do so or if our operations generate enough money to do so, we plan to continue our research and development efforts to improve our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders.

Commence geographic expansion program by acquiring or entering into strategic affiliations with auction companies.

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. We also intend to license our software to other auction companies and commence marketing efforts in the remainder of 2002.

Our acquisition of iCollector is expected to result in a number of strategic relationships with galleries, auction houses and art dealers, and a relationship with e-Bay to broadcast our live auctions. We cannot assure you that we will successfully integrate the iCollector operations into our business or that our venture will be commercially successful.

We believe that the acquisition of iCollector will enable us to more efficiently and quickly deploy our technology to the many auction houses in Europe, the United Kingdom and the United States. We expect to realize synergies of scale in the areas of marketing, web and Internet hosting, and Internet and software development. We expect to realize the benefits of these synergies throughout the remainder of 2002.

iCollector had approximately $2 million in working capital to fund its operations and capital requirements for approximately one year. As stated, this working capital was not adequate to fund its ongoing operations and business plan. We anticipate that with the restructured and much trimmed-down iCollector, we will be able to fund the development and business model of iCollector through cash resources generated from operations.

Summary of Operating and Capital Budget


Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2002:

                 Marketing                                          $ 500,000
                 Ongoing research and development                     200,000
                 Expansion of inventories                             200,000
                 Servers and operating systems                        100,000
                 Geographic expansion                                       0
                                                             -----------------
                 Required Capital:                                 $1,000,000

Our revised operating and capital budget for the fiscal year ending December 31, 2002 is estimated to be approximately $1,000,000. As of December 31,2001, we had a working capital deficit of approximately $2.9 million, including current liabilities related to deferred compensation notes in the principal amount of $2.7 million issued in connection with our acquisition of iCollector. These deferred compensation notes are convertible at our option into common shares at $1.43 per share, subject to shareholder approval. We intend to convert these notes into shares if we cannot raise additional capital on acceptable terms to fund payment of the notes and our working capital requirements. We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and costs associated with operating our auctions.

In the event we determine that we may be unable to meet our on-going capital commitments, we plan to sell certain non-essential assets, including our property located in Scottsdale, Arizona. In addition, we may take some or all of the following actions:

     .   postpone expenditures on research and development;

     .   reduce sales and marketing expenditures;

     . reduce general and administrative expenses through lay offs or consolidation of our operations;

     .   suspend operations that are not economically profitable; or

     .   sell assets, including licenses to our technologies.

Political and Economic Uncertainties

Our business and our ability to raise additional financing may be adversely affected by political and economic risks and uncertainties. The general economic slowdown in the United States and Europe may adversely affect the demand for products offered at our auctions. The events of September 11, 2001 and the political uncertainty in the Middle East may negatively affect the general economy, the capital markets and our ability to raise capital on acceptable terms, if at all. There can be no assurance that the Company will be able to increase our revenues from operations or to raise sufficient financing to meet our on-going obligations on acceptable terms, if at all. We also cannot assure you we will successfully integrate the iCollector operations into our business or that economic uncertainties will not have a material adverse affect on our business and results of operations.

Management's Discussion and Analysis

The following discussion on our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2001. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Year ended December 31, 2001 compared to the Year ended December 31, 2000.

Revenues. During the year ended December 31, 2001, we had revenues of $10,793,219 as compared to revenues of $10,647,213 during the year ended December 31, 2000. This 1.4% increase in revenues resulted from increases in commissions generated from the sale of consigned merchandise. Our revenues are derived primarily from the sale of goods and from commissions generated from the sale of consigned merchandise.

Sales of Goods. Sales of goods accounted for $6,653,656 or 61.6% of revenue as compared to $8,607,230 or 80.8% of revenue for the 2000 fiscal year. This decrease in the sales of goods resulted from purchase controls on sellable merchandise. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out and liquidation situations, which generally result in higher gross profit margins.

Operating Expenses. Operating expenses totalled $7,268,723 for the year ended December 31, 2001 as compared to $10,047,058 for the year ended December 31, 2000. Our operating expenses continue to reflect start-up costs associated with our business, our acquisition growth strategy and the development and maintenance costs related to the auctions we conduct on the Internet. Other costs associated with the start up of our business and our acquisitions include legal and accounting fees, personnel and consulting expenses, management expenses, promotional and advertising costs and general overhead.

Gross Profit. Cost of goods sold were $5,243,698 for the year ended December 31, 2001 as compared to $8,866,530 for the year ended December 31, 2000. Gross profit was $5,549,521 or 51.4% of total revenue for the year ended December 31, 2001 as compared to $1,780,683 or 16.7% of total revenue for the year ended December 31, 2000. We believe that gross profit as a percentage of revenue will increase in 2002, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buy outs and liquidations, which typically result in higher gross profit margins.

Net Loss. We had a net loss of $11,434,029 or $0.52 per share for the year ended December 31, 2001 as compared to $11,837,363 or $0.58 per share for the year ended December 31, 2000. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies and the loss sustained from the write-off of iCollector.

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

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues. During the year ended December 31, 2000, we had revenues of $10,647,213 as compared to revenues of $898,450 during the year ended December 31, 1999. This 1085% increase in revenues was attributable primarily to the fact that we acquired Able Auctions (1991) Ltd. in August 1999 and it represented our sole operation for the period August through December 1999.

Sales of Goods. Sales of goods accounted for $8,607,230 or 80.8% of revenue for the 2000 fiscal year as compared to $829,755 or 92.3% of revenue for the 1999 fiscal year. This decrease in the sales of goods resulted from increases in commissions generated from the sale of consigned merchandise. We anticipate that revenues from the sale of goods will increase as a percentage of revenues, as we plan to conduct a greater number of auctions using inventory we purchase in buy-out and liquidation situations, which generally result in higher gross profit margins.

Operating Expenses. Operating expenses totalled $10,047,058 for the year ended December 31, 2000 as compared to $1,673,900 for the year ended December 31, 1999. This increase in operating expenses was attributable primarily to our acquisition of seven auction houses during 2000. During the 2000 fiscal year, our operating expenses reflected start-up costs associated with our business, our acquisition growth strategy and the development and maintenance costs related to the auctions we conduct on the Internet. Other costs associated with the start up of our business and our acquisitions include legal and accounting fees, personnel and consulting expenses, management expenses, promotional and advertising costs and general overhead.

All expenses in the year 2000 compared to 1999 are significantly higher in absolute amounts. The increase was mainly due to the acquisitions we made throughout the year, including the implementation of our accounting and administrative procedures in the new acquisitions as well as the implementation of our auction strategy and inventory procurement models. The effective development of internal control and inventory procurement systems takes time, and additional costs were incurred and redundancies were experienced in implementing these programs. We now believe that we have effective control over these systems and do not expect excess costs of inventory or accounts receivable write downs in the future.

Significant operating expenses incurred during 2000 included $460,545 for repairs and maintenance for premises we occupy in Surrey, British Columbia and in Coquitlam, British Columbia. We also wrote-down or wrote-off $781,505 in bad debts which represented non-collectible accounts from the start up of our retail store and acquisitions. We no longer accept credit in our retail outlets. Operating expenses also included the write down of goodwill and capital assets in the fourth quarter of 2000 amounting to $462,778.

Gross Profit. Cost of goods sold were $8,866,530 for the year ended December 31, 2000 as compared to $582,346 for the year ended December 31, 1999. Gross profit was $1,780,683 or 16.7% of total revenue for the year ended December 31, 2000 as compared to $316,104 or 35.2% of total revenue for the year ended December 31, 1999. The gross margin for 2000 was lower than expected as we realized significant write-downs of inventory related to the start up of our auction businesses and acquisitions.

Net Loss. We had a net loss of $11,837,363 or $0.58 per share for the year ended December 31, 2000 as compared to $1,339,492 or $0.10 per share for the year ended December 31, 1999. The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies.

Liquidity and Capital Resources

Since 1999, the Company has funded its activities principally from cash flow generated from operations and the private placement of its common stock. At this time the Company is not aware of any trends, nor is it subject to any demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We had a deficiency of $3,349,317 in working capital at December 31, 2001. We had cash and cash equivalents of $673,829, accounts receivables of $105,468, inventory of $257,832, and prepaid expenses of $227,745 at December 31, 2001. We anticipate that trade accounts receivables and inventory may increase during the year 2002 if we are able to increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $520,862 during the year ended December 31, 2001. We anticipate that cash will remain constant for 2002 as we anticipate that all of our auction houses will achieve profitability during 2002. Our cash resources may decrease if we complete additional acquisitions during 2002, or if we are unable to maintain positive cash flow from our business through 2002. We only intend to continue our acquisition program if additional financing is available.

Cash flow used for discontinued operations required $85,574 during the year ended December 31, 2001.

Cash flow for investing activities during the year ended December 31, 2001, required $54,274, relating primarily to the net cash component of acquiring additional computer hardware and the proceeds from the disposition of Surplus Office. Cash flow used for financing activities during the year ended December 31, 2001, were $24,701 consisting of repayment of a promissory note ($11,861) and share issuance costs of $12,840 in relation to the acquisition of iCollector PLC.

Our operating and capital budget for the year ending December 31, 2002 is approximately $1 million, to be used primarily for working capital and for expenses related to the acquisition of new auction facilities, expansion of our inventories, continually developing and upgrading our technologies, launching a marketing campaign in the United States and Canada, and purchasing additional servers and operating systems. If we are unable to raise additional financings, then our operating and capital budget will be neutral and the only cash expended will be those raised from operations.

Quantitative and Qualitative Disclosures About Market Risks

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

We were not advised by Davidson and Company or our previous auditors, Shikaze Ralston Tam Kurozumi, Chartered Accountants, of any of the following:

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

On February 12, 2002, Shikaze Ralston Tam Kurozumi, Chartered Accountants resigned and on February 12, 2002, Morgan & Company, Chartered Accountants, was appointed as the Company's independent certified public accountant.

Shikaze Ralston Tam Kurozumi, Chartered Accountants have not been associated with any of our financial statements subsequent to the year ended December 31, 2001. The change in independent auditors was effective for the fiscal year ended December 31, 2001, was approved by our Board of Directors, and was not due to any disagreement between the Company and Shikaze Ralston Tam Kurozumi, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. Our financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 contain no adverse opinion or disclaimer of opinion and have not been qualified or modified as to audit scope or accounting opinion. The reports for 2000 and 2001 contained a comment related to the uncertainty of the Company as a going concern.

During the period prior to and preceding the change in independent auditors, there were no disagreements with Shikaze Ralston Tam Kurozumi, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Shikaze Ralston Tam Kurozumi, Chartered Accountants would have caused them to make reference thereto in their report on our financial statements for the period. We have authorized Shikaze Ralston Tam Kurozumi, Chartered Accountants to respond fully to any subject matter of any potential disagreement with respect to our financial statements.

We have not been advised by Shikaze Ralston Tam Kurozumi, Chartered Accountants or our current auditors, Morgan & Company, Chartered Accountants, of any of the following:

           (a) lack of internal controls necessary for us to develop reliable financial statements;

           (b) any information that has come to the attention of our auditors that has led them to no longer being able to rely on management's representations or that has made them willing to be associated with the financial statements prepared by management;

           (c) any need to expand significantly the scope of our auditors' audit or information that has come to our auditors' attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

               (i) materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

               (ii) cause our auditors to become unwilling to rely on management's representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Davidson and Company, or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; and

           (d) any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Shikaze Ralston Tam Kurozumi, Chartered Accountants or any other reason, any issue has not been resolved to such auditors' satisfaction prior to Shikaze Ralston Tam Kurozumi, Chartered Accountants replacement.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.   Executive Compensation

The information set forth under the captions "Executive Compensation and Other Information" and "Compensation of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1/(1)/ Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999.

     2.4/(1)/ Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc

     2.5/(3)/ Asset Purchase Agreement dated March 20, 2000 among Mesler's Auction House of Scottsdale, LLC,
                 Ableauctions.com (Washington), Inc., and
                 Ableauctions.com, Inc.

     2.6/(3)/ Purchase and Sale Agreement dated March 20, 2000 between C&C Capital Investment, Inc. and
                 Ableauctions.com (Washington), Inc.

     3.1/(1)/ Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registrant's Registration Statement on Form 10-SB).

     3.2/(2)/ Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form
                 10-SB.

     10.1/(1)/   1999 Stock Option Plan with Form of Option Agreement
                 (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8.

     10.2/(1)/   Form of Stock Option Agreement

     10.3/(1)/   Share Purchase Agreement dated April 1, 1998 among
                 Jeremy Dodd, Dexton Technologies Corporation, and
                 Able Auctions (1991) Ltd.

     10.4/(1)/   Share Purchase Agreement dated July 9, 1999 among
                 Dexton Technologies Corporation, Able Auctions (1991)
                 Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999

     10.5/(1)/   Contribution Agreement dated July 15, 1999 between
                 Douglas McLeod and Ableauctions.com, Inc. (then J.B.
                 Financial Services, Inc.) regarding Mr. McLeod's contribution of 8,000,000 shares of common stock to the Company's treasury

     10.6/(1)/   Asset Purchase Agreement dated September 20, 1999
                 among Ross Auctioneers & Appraisers Ltd., Able
                 Auctions (1991) Ltd., and Ableauctions.com, Inc.

     10.7/(1)/   Asset Purchase Agreement dated September 20, 1999
                 between John Carrier dba LJM Computer Resources and
                 Able Auctions (1991) Ltd. regarding the web site
                 located at www.bcbids.com.
                            --------------

     10.8/(1)/   Bill of Sale dated September 20, 1999 between Ronald
                 H. Smallwood and Able Auctions (1991) Ltd. regarding the domain name "bcbids.com".

     10.9/(1)/   Employment Agreement dated September 20, 1999 between
                 Able Auctions (1991) Ltd. and Richie Smallwood.

     10.10/(1)/  Subscription Agreement dated July 20, 1999 between
                 Ableauctions.com, Inc. and Silicon Capital Corp.

     10.11/(1)/  Consulting Agreement dated August 24, 1999 between
                 Able Auctions (1991) Ltd. and Dexton Technologies
                 Corporation

     10.12/(1)/  Investor Relations Agreement dated September 15, 1999 between Ableauctions.com, Inc. and North Star
                 Communications Inc.

     10.13/(1)/  Investor Relations Agreement dated October 1, 1999 between Ableauctions.com, Inc. and European Investor Services Ltd.

     10.14/(1)/  Lease Agreement dated September 1, 1999 between
                 Derango Resources Inc. and Ableauctions.com, Inc.

     10.15/(1)/  Sublease dated August 22, 1999 between HGP Glass
                 Industries of Canada Inc. and Ableauctions.com, Inc.

     10.16/(2)/  Proposal by Compaq Computer and accepted by Dexton
                 Technologies Corporation dated September 1999, for installation of Distributed Internet Server Array
                 (DISA).

     10.17/(2)/  Internet Business Services Agreement by and between
                 Telus Advanced Communications and Dexton Technologies Corporation dated September 14, 1999.

     10.18/(4)/  Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public
                 Relations Worldwide

     10.19/(3)/  Share Purchase Agreement dated May 16, 2000 among
                 Randy Ehli, Ehli's Commercial/Industrial Auctions, Inc., and Ableauctions.com, Inc.

     10.20/(5)/  Share Purchase Agreement dated July 14, 2000 among
                 Brett Johnston and One Day Holdings Ltd., Johnston's Surplus Office Systems Ltd., and Ableauctions.com, Inc.

     10.21/(6)/  Letter agreement dated July 31, 2000 between Murray
                 Jarvis, Michael Collins, and Ableauctions.com, Inc.

     10.22/(7)/  Letter agreement dated July 31, 2000 between Murray
                 Jarvis and Ableauctions.com, Inc.

     10.23/(7)/  Lease Agreement dated November 1, 2000.

     10.24/(8)/  Guarantee by and between Ableauctions.com, Inc. and
                 Northern Ireland Local Government Officers'
                 Superannuation dated June 21, 2001.

/(1)/  Previously filed on November 13, 1999 on Form 10-SB.
/(2)/  Previously filed on December 30, 1999 on Form 10-SB/A.
/(3)/  Previously filed on April 4, 2000 on Form 8-K, as amended on
       June 9, 2000.
/(4)/  Previously filed on April 13, 2000 on Form 10-KSB.
/(5)/  Previously filed on August 14, 2000 on Form 8-K.
/(6)/  Previously filed on October 19, 2000 on Form S-1.
/(7)/  Previously filed on April 2, 2001 on Form 10-KSB.
/(8)/  Previously filed on August 16, 2001 on Form 10-KSB.

(b)  Reports on Form 8-K

     On August 17, 2001, the Registrant filed a Form 8-K announcing the terms of the recommended offer to be made by Levy Gee to acquire iCollector PLC.

       On October 1, 2001, the Registrant filed a Form 8-K disclosing that the recommended offer made by Levy Gee on behalf of the Company to acquire iCollector PLC, a public company incorporated in England and Wales, unconditional in all respects.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 22, 2002
                                                 /s/ Abdul Ladha
                                                ------------------------------
                                                 Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                   Title                                              Date
                ---------                   -----                                              ----

              /s/ Abdul Ladha               Chairman of the Board, Chief Executive Officer     April 22, 2002
 ---------------------------------------    and Director
                Abdul Ladha                 (Principal Executive Officer)


              /s/ Ron Miller                Chief Financial Officer                            April 22, 2002
 ---------------------------------------    (Principal Financial Officer and Accounting
               Ron D. Miller                Officer)


            /s/ Barrett Sleeman             Director                                           April 22, 2002
 ---------------------------------------
              Barrett Sleeman


            /s/ Dr. David Vogt              Director                                           April 22, 2002
 ---------------------------------------
              Dr. David Vogt

----------------------------------------

           /s/ Michael Boyling              Director                                           April 22, 2002
           -------------------
              Michael Boyling

 ---------------------------------------

                                AUDITORS' REPORT

To the Stockholders and the Board of Directors of Ableauctions.com, Inc.


We have audited the consolidated balance sheet of Ableauctions.com, Inc. as at December 31, 2001 and the consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                    "Morgan & Company"

March 21, 2002                                       Chartered Accountants

                            ABLEAUCTIONS.COM, INC.

                          CONSOLIDATED BALANCE SHEET


---------------------------------------------------------------------------------------------------------------
                                                                                        DECEMBER 31
                                                                                  2001                2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Current
     Cash and cash equivalents                                              $     673,829       $    1,376,814
     Accounts receivable - trade                                                  105,468              864,296
     Inventory                                                                    257,832              302,767
     Prepaid expenses                                                             227,745              113,750
     Current portion of receivable on agreement for sale                            5,421                    -
                                                                            ----------------------------------
                                                                                1,270,295            2,657,627
Note Receivable (Note 4)                                                          100,000              100,000
Trademark                                                                           8,788               10,638
Capital Assets (Note 5)                                                         2,737,636            3,057,531
Web Site Development Costs (Note 6)                                                31,027               86,353
Goodwill (Note 7)                                                                       -            1,050,902
                                                                            ----------------------------------
                                                                            $   4,147,746       $    6,963,051
==============================================================================================================

LIABILITIES
Current
     Accounts payable and accrued liabilities                               $   1,847,212       $    2,107,079
     Current portion of promissory note                                             9,592                8,479
     Deferred compensation on notes (Note 9)                                    2,762,808                    -
                                                                            ----------------------------------
                                                                                4,619,612            2,115,558
Promissory Note (Note 10)                                                       1,030,718            1,043,692
                                                                            ----------------------------------
                                                                                5,650,330            3,159,250
                                                                            ----------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 11)
     Authorized:
         62,500,000 common shares with a par value of $0.001
     Issued and outstanding:
         25,127,020 common shares at December 31, 2001
         20,976,661 common shares at December 31, 2000                             25,127               20,976
     Additional paid-in capital                                                23,439,124           17,508,261

Deferred Option Plan Compensation                                                (309,885)            (520,089)
Deficit                                                                       (24,618,078)         (13,184,049)
Accumulated Other Comprehensive Income (Loss)                                     (38,872)             (21,298)
                                                                            ----------------------------------
                                                                               (1,502,584)           3,803,801
                                                                            ----------------------------------
                                                                            $   4,147,746       $    6,963,051
==============================================================================================================

                            ABLEAUCTIONS.COM, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31
                                                                                     2001            2000
--------------------------------------------------------------------------------------------------------------
Revenues
     Sales                                                                    $   6,653,656     $  8,607,230
     Commissions                                                                  4,139,563        2,039,983
                                                                              --------------------------------
                                                                                 10,793,219       10,647,213
Cost Of Revenues                                                                  5,243,698        8,866,530
                                                                              --------------------------------
Gross Profit                                                                      5,549,521        1,780,683
                                                                              --------------------------------
Operating Expenses
     Accounting and legal                                                            77,047          555,023
     Advertising and promotion                                                    1,104,532          967,048
     Amortization of goodwill                                                       291,152          502,288
     Automobile                                                                      65,778           77,251
     Bad debts                                                                       12,978          781,505
     Commission                                                                     169,358          277,888
     Consulting                                                                     325,050          502,729
     Depreciation and amortization of capital assets                                377,541          462,778
     Insurance                                                                      108,563           97,289
     Interest on promissory note                                                    174,406           79,257
     Investor relations and shareholder information                                  14,349          450,196
     Management fees                                                                188,440          191,100
     Office and administration                                                      518,936          378,733
     Rent and utilities                                                             790,552          954,796
     Repairs and maintenance                                                        170,832          460,545
     Salaries and benefits                                                        2,476,135        2,678,073
     Telephone                                                                      150,253          222,552
     Travel                                                                          68,807          408,007
     Website maintenance                                                            184,014                -
                                                                              --------------------------------
                                                                                  7,268,723       10,047,058
                                                                              --------------------------------
Loss Before Other Items                                                          (1,719,202)      (8,266,375)
                                                                              --------------------------------

Other Items
     Interest income                                                                 22,710          128,865
     Foreign exchange gain (loss)                                                    17,683          (44,534)
     Loss on impairment of capital assets                                                 -       (1,733,700)
     Loss on impairment of goodwill (Note 7)                                       (559,750)      (1,854,319)
     Loss on impairment of trademark                                                      -          (67,300)
                                                                              --------------------------------
                                                                                   (519,357)      (3,570,988)
                                                                              --------------------------------

Loss From Continuing Operations                                                  (2,238,559)     (11,837,363)
Loss On Failed Acquisition (Note 9)                                              (8,553,683)               -
Loss On Disposition Of Subsidiaries                                                (608,646)               -
Loss From Discontinued Operations                                                   (33,141)               -
                                                                              --------------------------------

Loss For The Year                                                             $ (11,434,029)   $ (11,837,363)
==============================================================================================================

Basic And Diluted Loss Per Share
     Loss from continuing operations                                          $       (0.10)   $       (0.58)
     Loss for the year                                                        $       (0.52)   $       (0.58)
==============================================================================================================

Weighted Average Number Of Shares Outstanding                                    21,885,020       20,250,395
==============================================================================================================

                            ABLEAUCTIONS.COM, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

--------------------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED DECEMBER 31
                                                                                    2001                  2000
--------------------------------------------------------------------------------------------------------------------
Loss For The Year                                                        $      (11,434,029)   $      (11,837,363)

Other Comprehensive Income (Loss), net of tax
     Foreign currency translation adjustments                                       (17,574)              (32,743)
                                                                         -------------------------------------------

Consolidated Comprehensive Loss                                          $      (11,451,603)   $      (11,870,106)
====================================================================================================================

Basic And Diluted Comprehensive Loss Per Share                           $            (0.52)   $            (0.59)
====================================================================================================================

Weighted Average Number Of Shares Outstanding                                    21,885,020            20,250,395
====================================================================================================================

                            ABLEAUCTIONS.COM, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31
                                                                                        2001                 2000
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Loss for the year from continuing operations                             $      (2,238,559)  $      (11,837,363)
     Non-cash items included in net loss:
         Depreciation and amortization                                                  377,541              462,778
         Amortization of goodwill                                                       291,152              502,288
         Bad debts                                                                       12,978              781,505
         Other                                                                                -               (2,550)
         Loss on impairment of capital assets                                                 -            1,733,700
         Loss on impairment of goodwill                                                 559,750            1,854,319
         Loss on impairment of trademark                                                      -               67,300
         Stock based compensation                                                       210,204              120,019
                                                                              ----------------------------------------
                                                                                       (786,934)          (6,318,004)
     Changes in operating working capital items:
         (Increase) Decrease in accounts receivable                                     286,849             (724,665)
         (Increase) Decrease in inventory                                               (70,078)             937,368
         Increase in prepaid expenses                                                  (216,866)             (37,581)
         Increase in accounts payable and accrued liabilities                           257,301              925,215
         Note receivable                                                                  8,866                    -
                                                                              ----------------------------------------
     Net cash used in operating activities                                             (520,862)          (5,217,667)
                                                                              ----------------------------------------

Cash Used In Discontinued Operations
     Loss for the year from discontinued operations                                     (33,141)                   -
     Change in net assets of discontinued operations                                    (52,433)                   -
                                                                              ----------------------------------------
     Net cash used in discontinued operations                                           (85,574)                   -
                                                                              ----------------------------------------

Cash Flows From Investing Activities
     Purchase of capital assets                                                        (142,475)            (321,055)
     Investments in subsidiaries, net of cash acquired                                        -           (3,077,067)
     Proceeds on disposition of subsidiaries, net of cash divested                       23,207                    -
     Note receivable                                                                          -             (100,000)
     Purchase of trademarks                                                                   -              (34,483)
     Web site development costs                                                               -              (37,185)
     Proceeds of receivable on agreement for sale                                        64,994                    -
                                                                              ----------------------------------------
                                                                                        (54,274)          (3,569,790)
                                                                              ----------------------------------------

Cash Flows From Financing Activities
     Repayment of promissory note                                                       (11,861)                   -
     Issuance of common stock                                                                 -           11,051,200
     Share issuance costs                                                               (12,840)          (1,147,670)
     Stock options exercised                                                                  -              354,400
                                                                              ----------------------------------------
                                                                                        (24,701)          10,257,930
                                                                              ----------------------------------------

Change In Cash And Cash Equivalents For The Year                                       (685,411)           1,470,473
Cash And Cash Equivalents, Beginning Of Year                                          1,376,814              (60,916)
Effect Of Exchange Rates On Cash                                                        (17,574)             (32,743)
                                                                              ----------------------------------------

Cash And Cash Equivalents, End Of Year                                        $         673,829   $        1,376,814
======================================================================================================================

Supplemental Disclosures With Respect To Cash Flows (Note 13)

                            ABLEAUCTIONS.COM, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               DECEMBER 31, 2001

                                                                                                        ACCUMULATED
                                                        COMMON STOCK              ADDITIONAL               OTHER
                                               ------------------------------       PAID-IN            COMPREHENSIVE
                                                   SHARES          AMOUNT           CAPITAL                INCOME
                                               ----------------------------------------------------------------------

Balance, December 31, 1999                        18,310,001    $     18,310   $      3,740,108     $     11,445

Private placements                                 2,210,240           2,210         11,048,990                -
Share issuance costs                                       -               -         (1,147,670)               -
Common stock issued for acquisition of
  assets of Falcon Trading Inc.                       53,405              53            360,752                -
Common stock issued for acquisition of
  land and building                                  155,486             155          1,243,733                -
Common stock issued for acquisition of
  assets of Messler's Auction House                   30,625              31            244,969                -
Common stock issued for acquisition of
  rights to trademark                                  4,822               5             34,473                -
Common stock issued for acquisition of
  assets of Auctions West Sales Corporation           10,000              10             69,990                -
Common stock issued for acquisition of
  Ehli's Commercial/Industrial Auctions, Inc.         50,000              50            349,950                -
Common stock issued for acquisition of
  Johnston's Surplus Office Systems Ltd.              68,182              68            513,342                -
Common stock issued for acquisition of Warex
  Supply Ltd.                                          6,900               7             55,193                -
Stock options exercised                               77,000              77            354,323                -
Deferred option plan compensation                          -               -            640,108                -
Stock based compensation                                   -               -                  -                -
Translation adjustment                                     -               -                  -          (32,743)
Loss for the year                                          -               -                  -                -
                                               ----------------------------------------------------------------------

Balance, December 31, 2000                        20,976,661          20,976         17,508,261          (21,298)

                                                        DEFERRED
                                                         OPTION                                    TOTAL
                                                          PLAN                                 STOCKHOLDERS'
                                                      COMPENSATION           DEFICIT              EQUITY
                                               -----------------------------------------------------------------

Balance, December 31, 1999                            $        -           $  (1,346,686)     $    2,423,177

Private placements                                             -                       -          11,051,200
Share issuance costs                                           -                       -          (1,147,670)
Common stock issued for acquisition of
  assets of Falcon Trading Inc.                                -                       -             360,805
Common stock issued for acquisition of
  land and building                                            -                       -           1,243,888
Common stock issued for acquisition of
  assets of Messler's Auction House                            -                       -             245,000
Common stock issued for acquisition of
  rights to trademark                                          -                       -              34,478
Common stock issued for acquisition of
  assets of Auctions West Sales Corporation                    -                       -              70,000
Common stock issued for acquisition of
  Ehli's Commercial/Industrial Auctions, Inc.                  -                       -             350,000
Common stock issued for acquisition of
  Johnston's Surplus Office Systems Ltd.                       -                       -             513,410
Common stock issued for acquisition of Warex
  Supply Ltd.                                                  -                       -              55,200
Stock options exercised                                        -                       -             354,400
Deferred option plan compensation                       (640,108)                      -               -
Stock based compensation                                 120,019                       -             120,019
Translation adjustment                                         -                       -             (32,743)
Loss for the year                                              -             (11,837,363)        (11,837,363)
                                               -----------------------------------------------------------------

Balance, December 31, 2000                              (520,089)            (13,184,049)          3,803,801

                            ABLEAUCTIONS.COM, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               DECEMBER 31, 2001

                                                                                                      ACCUMULATED
                                                        COMMON STOCK              ADDITIONAL             OTHER
                                               -------------------------------      PAID-IN          COMPREHENSIVE
                                                   SHARES          AMOUNT           CAPITAL              INCOME
                                               ---------------------------------------------------------------------
Common stock issued for acquisition of
  iCollector PLC                                   4,150,359       $   4,151      $   5,930,863        $         -
Stock based compensation                                   -               -                  -                  -
Translation adjustment                                     -               -                  -            (17,574)
Loss for the year                                          -               -                  -                  -
                                               ---------------------------------------------------------------------

Balance, December 31, 2001                        25,127,020       $  25,127      $  23,439,124        $   (38,872)
                                               =====================================================================

                                                     DEFERRED
                                                      OPTION                                    TOTAL
                                                       PLAN                                 STOCKHOLDERS'
                                                   COMPENSATION           DEFICIT              EQUITY
                                                ------------------------------------------------------------
Common stock issued for acquisition of
  iCollector PLC                                $           -          $            -       $   5,935,014
Stock based compensation                              210,204                       -             210,204
Translation adjustment                                      -                       -             (17,574)
Loss for the year                                           -             (11,434,029)        (11,434,029)
                                                ------------------------------------------------------------

Balance, December 31, 2001                      $    (309,885)         $  (24,618,078)      $  (1,502,584)
                                                ============================================================

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



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

     The Company's primary operating subsidiaries at December 31, 2001 were:

         Able Auctions (1991) Ltd., operating a Canadian-based auction business.

         Ableauctions.com (Washington) Inc., operating an U.S.-based auction business.

         Ehli's Commercial/Industrial Auctions, Inc., an U.S.-based liquidator of automobiles and industrial equipment.

         Jarvis Industries Ltd., a Canadian-based auction house.


2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the process of expansion and its operating expenses exceed its revenues. Without realization of additional capital or the attainment of profitable operations, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financing.

                                                2001             2000
                                         ---------------   ---------------
    Deficit                              $   (24,618,078)  $   (13,184,049)
                                         ===============   ===============

    Working capital (deficiency)         $    (3,349,317)  $       542,069
                                         ===============   ===============

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



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

     d)  Cash and Cash Equivalents

         Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Financial Instruments

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, deferred compensation notes, and promissory note, approximated fair value at December 31, 2001.

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

     h)  Capital Assets, Depreciation and Amortization

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

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Impairment of Long-Lived Assets

         The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

         Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

     j)  Revenue Recognition

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

     k)  Trademark

         The cost of a trademark acquired is being amortized on a straight-line basis over its life of fifteen years.

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     l)  Acquisitions and Goodwill

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

     m)  Advertising Costs

         The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

     n)  Loss Per Share

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

     o)  Income Taxes

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

                            ABLEAUCTIONS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     p)  Segment information

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

     q)  Stock Based Compensation

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

     r)  Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of the statement has not had a significant impact on its financial statements.

     s)  Comprehensive Income

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



4.   NOTE RECEIVABLE

     Notes receivable from an employee is due July 2, 2003 together with interest at 4% per annum and is secured by a charge over real estate of the employee.

5.   CAPITAL ASSETS

                                             2001                        2000
                            --------------------------------------   -----------
                                         Accumulated     Net Book      Net Book
                             Cost        Depreciation     Value         Value
                            --------------------------------------   -----------
     Land                   $   800,000   $        -   $    800,000  $   800,000
     Building                 1,082,605       43,260      1,039,345    1,081,500
     Furniture and fixtures     163,000       90,776         72,224       84,492
     Computer equipment       1,102,664      592,528        510,136      660,669
     Computer software          161,122       87,326         73,796       93,563
     Vehicles                    89,882       50,951         38,931       61,373
     Leasehold improvements     236,505       33,301        203,204      275,934
                            ---------------------------------------  -----------

                            $ 3,635,778   $  898,142   $  2,737,636  $ 3,057,531
                            =======================================  ===========

6.   WEB SITE DEVELOPMENT COSTS

     Web site development costs of $31,027 (net of amortization costs of $112,640) is comprised of hardware and software costs incurred by the Company in developing its web site. The Company amortizes costs over a period of five years from the commencement of operations of the web site.

7.   GOODWILL


                                              2001             2000
                                        ---------------------------------

     Goodwill, at cost                  $   3,251,662   $     3,451,662
     Less:  Accumulated impairment         (2,414,069)       (1,854,319)
     Less:  Accumulated amortization         (837,593)         (546,441)
                                        ---------------------------------

     Net book value                     $           -   $     1,050,902
                                        =================================

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


8.   BUSINESS COMBINATIONS

     a) On March 29, 2001, the Company disposed of its 100% interest in Johnston's Surplus Office Systems Ltd. ("Surplus").

         The Company also agreed to settle debt owed to the Company by Surplus in the amount of $1,191,724 by the issue of 1,191,724 common shares of Surplus at a deemed price of $1.00 per share.

         The Company agreed to then sell all of the issued shares of Surplus to an employee of Surplus, for consideration of $380,500.

         The purchase price is to be paid as follows:

         a)   Cash of $47,568 due on the closing date of March 31, 2001.
         b) Cash of $79,280 payable as to $2,202 per month for three years after the closing date, without interest, evidenced by a promissory note and secured by the pledge and escrow to the Company of the shares.
         c) An amount of $253,696 payable by the provision to the Company of goods or services of Surplus at an agreed discount.

         The proceeds described in (a) and (b) have been recorded as at the effective date of sale. The benefit, if any, derived by the Company from the discount described in (c) will be reflected in the gross profit of the Company as earned.

         The carrying values of assets and liabilities of Surplus that were sold were as follows:

         Cash                               $     24,361
         Goodwill                                200,000
         Other assets                            569,868
         Liabilities                            (236,299)
                                            ------------

                                            $    557,930
                                            ============

         The revenues and expenses of Surplus, until the date of disposition, have been presented as discontinued operations.

         Under the acquisition agreement, dated July 14, 2000, the Company issued 68,182 shares of common stock and guaranteed a selling price of $3.765 on those shares to the vendors of Surplus. Pursuant to this guarantee, the Company paid $77,000 in 2001. This amount has been included in the loss on disposition of subsidiaries.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



8.   BUSINESS COMBINATIONS (Continued)

     b) On August 31, 2001, the Company disposed of its 100% interest in Warex Supply Ltd. ("Warex") for consideration of $1.

         The carrying values of assets and liabilities of Warex that were sold were as follows:

         Accounts receivable                       $   28,361
         Inventory                                     65,465
         Other assets                                  32,445
         Liabilities                                  (25,707)
                                                   ----------

                                                   $  100,564
                                                   ==========

         The Company recognized a loss of $100,563 on the sale.

         The revenues and expenses of Warex, until the date of disposition, have been presented as discontinued operations.

9.   FAILED ACQUISITION

     On September 24, 2001, the Company acquired all of the issued and outstanding shares of iCollector PLC ("iCollector") for consideration as follows:

     i)  The issue of 4,150,357 shares of common stock at a value of $5,935,014.

     ii) The issue of non-interest bearing and unsecured promissory notes ("deferred consideration notes") for a face amount of $2,988,258, which are due to be repaid September 13, 2002. These deferred consideration notes are convertible into shares of common stock of the Company at $1.43 per share at the option of the Company, subject to regulatory listing and shareholder approvals as required.

         The deferred consideration notes have been recorded at fair market value based on an implicit interest rate of 12% per annum, such that an unamortized discount to face value of $2,679,471 has been recorded. As at December 31, 2001, the discounted amount of the deferred compensation notes is $2,762,808.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



9.   FAILED ACQUISITION (Continued)

     iii) The Company has also issued non-interest bearing unsecured promissory notes ("earnout consideration notes") in the amount of $5,000,000, which are payable on September 30, 2002, only if iCollector satisfies certain revenue and transaction milestones during the month of July 2002. These earnout consideration notes are convertible into shares of common stock of the Company, at the fair market value of such shares at the date of conversion, at the sole option of the Company, subject to a minimum of 2,000,000 shares and a maximum of 3,500,000 shares in aggregate, as well as regulatory, listing and shareholder approval. The amount of the obligation to the Company in respect to the earnout consideration notes, if any, will be recorded at such time as the amount of such obligation can be reasonably determined.

           The total recorded cost to the Company of the acquisition including estimated transaction costs of $342,797, was $8,957,281. In December 2001, the Company realized that it was not able to finance the ongoing operations of iCollector and, as a result, the Company was placed into formal liquidation. The investment, net of reimbursed expenses by iCollector, has been written off as loss from failed acquisition.

10.  PROMISSORY NOTE

                                                                                  2001           2000
                                                                               --------------------------
     Promissory note, interest at 9% per annum, repayment at $8,569 per month including principal and interest, secured by charge over land and building, due July 24, 2028
                                                                               $ 1,040,310  $  1,052,171

      Less:  Current portion                                                        (9,592)       (8,479)
                                                                               --------------------------

                                                                               $ 1,030,718  $  1,043,692
                                                                               ==========================

11.  CAPITAL STOCK

     In October and December 2001, the Company issued a total of 4,150,359 shares of common stock at an aggregate value of $5,935,014 as partial consideration for the acquisition of iCollector PLC, a company incorporated in the United Kingdom (Note 9).

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


12.  WARRANTS

     As at December 31, 2001, the Company had 1,000,000 outstanding share purchase warrants entitling the holders to purchase one common share for each warrant held at a price of $6.00 per share up to March 25, 2002.

13.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                 2001         2000
                                             ------------------------

     Cash paid for income taxes              $    3,148   $     4,989
                                             ========================

     Cash paid for interest                  $   91,069   $    91,775
                                             ========================

     During the year ended December 31, 2001:

     a) The Company issued 4,150,359 shares of common stock at an aggregate value of $5,935,014 as partial consideration for the acquisition of iCollector PLC.

     b)  The Company recorded $210,204 as stock based compensation expense.

     c) The Company issued promissory notes at a discounted value of $2,679,471 as partial consideration for the acquisition of iCollector P.L.C.

     d) The Company received a promissory note in the amount of $79,280 as partial proceeds for the sale of its investment in Johnston's Surplus Office Systems Ltd.

     During the year ended December 31, 2000:

     a) The Company issued 53,405 shares of common stock at an aggregate deemed value of $360,805 to purchase the assets of Falcon Trading Inc.

     b) The Company issued 155,486 shares of common stock at an aggregate deemed value of $1,243,888, and assumed a promissory note in the amount of $1,056,112, as partial consideration for the purchase of a building and land in Scottsdale, Arizona.

     c) The Company issued 30,625 shares of common stock at an aggregate deemed value of $245,000 as partial consideration for the purchase of certain assets of Mesler's Auction House.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



13.    SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Continued)

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


14.    INCOME TAXES

       a)  The Company's total deferred tax asset is as follows:

                                                                                      2001               2000
                                                                             --------------------------------------
          Tax benefit relating to net operating loss carryforwards
                                                                             $       4,364,361   $       3,510,361
          Valuation allowance                                                       (4,364,361)         (3,510,361)
                                                                             -- -----------------------------------
                                                                             $               -   $               -
                                                                             ======================================

           The Company had net operating losses carried forward of approximately $10,000,000 which expire in years ranging from 2007 to 2021. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty of realizability.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



14.    INCOME TAXES (Continued)

       b) Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates for the year ended December 31, 2001:

          Expected tax benefit                             $   1,077,498
          Certain non-deductible expenses                       (223,498)
          Change in valuation allowance                         (854,000)
                                                          -----------------

                                                           $           -
                                                          =================


15.    RELATED PARTY TRANSACTIONS

       During the year ended December 31, 2001, the following payments were made to a company or companies controlled by a director:

                                                                                          2001             2000
                                                                                   --------------------------------
      Rent, leasehold improvements, and repairs and maintenance                     $     129,770   $      315,963
      Purchase of equipment and consulting services                                             -          420,622
      Website development and maintenance costs                                           149,781           25,743
      Sales of goods                                                                            -           52,326
      Management fees                                                                     154,949          191,100

16.    STOCK BASED COMPENSATION EXPENSE

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. During the 2001 year, compensation costs of $Nil (2000 - 640,108) were incurred based on options granted. These costs will be recognized over a period of three years, which is the average vesting period of options.

       During the year ended December 31, 2001, stock based compensation expense of $210,204 (2000 - $120,019) was recognized in the consolidated statement of operations.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



16.    STOCK BASED COMPENSATION EXPENSE (Continued)

       A summary of the Company's stock option plan and changes during 2001 and 2000 are presented below:

                                                                  2001                             2000
                                                      -----------------------------    -----------------------------
                                                                       WEIGHTED                         WEIGHTED
                                                         NUMBER         AVERAGE           NUMBER         AVERAGE
                                                           OF          EXERCISE             OF          EXERCISE
                                                         SHARES          PRICE            SHARES          PRICE
                                                      -------------- --------------    -------------- --------------
      Outstanding, beginning of year                     1,387,500   $    4.94              812,500   $     3.20

      Granted                                                    -           -              694,500         6.95
      Forfeited                                           (166,000)       7.41              (42,500)        5.22
      Exercised                                                  -           -              (77,000)        4.60
                                                      -----------------------------    -----------------------------

      Outstanding, end of year                           1,221,500   $    4.76            1,387,500   $     4.94
                                                      =============================    =============================

      Weighted average fair value of options
        granted during the year                                      $       -                        $     4.47
                                                                     ==============                   ==============

       The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at December 31, 2001:

                                             AVERAGE
                            WEIGHTED        REMAINING
          EXERCISE           NUMBER        CONTRACTUAL           NUMBER
            PRICE         OUTSTANDING          LIFE            EXERCISABLE
     -------------------------------------------------------------------------

     $      3.20             788,000            2.8               788,000
            5.00              22,500            3.0                22,500
            6.50              30,000            3.3                10,000
            6.53              96,000            3.4                 5,333
            7.15              50,000            3.4                10,000
            7.00             135,000            3.6                30,000
            8.66             100,000            3.6                33,333
                      -----------------                     ------------------
                           1,221,500                              899,166
                      -----------------                     ------------------

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



16.    STOCK BASED COMPENSATION EXPENSE (Continued)

       Compensation
       ------------

       Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                           2001                 2000
                                  -----------------------------------------

      Loss for the year
           As reported            $      (11,434,029)  $      (11,837,363)
                                  =========================================

           Pro-Forma              $      (11,434,029)  $      (12,666,225)
                                  =========================================

      Basic and diluted
           loss per share
           As reported            $            (0.52)  $            (0.58)
                                  =========================================

           Pro-Forma              $            (0.52)  $            (0.63)
                                  =========================================

       The fair value of each option granted during the 2001 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 60% to 126%, and risk free interest rates of 6.0% to 6.7% and weighted average expected option terms of 2 to 5 years.


17.    COMMITMENTS

       a) The Company leases office space and equipment under non-cancellable operating leases extending for periods in excess of one year. Future commitments under such lease agreements are as follows:

                              2002          $        184,080
                              2003                   187,950
                              2004                   190,710
                              2005                   190,710
                              2006                   134,070
                              Thereafter             390,000
                                            ------------------
                                            $      1,277,520
                                            ==================

                            ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



17.    COMMITMENTS (Continued)

           Included in these totals are amounts with respect to an agreement made by the Company effective March 1, 2000 with a company controlled by a director of the Company, to lease operating premises in Coquitlam, British Columbia. Under the agreement, the Company must make lease payments of $12,840 per month, plus operating costs, until February 28, 2010.

       b)  Future commitments pursuant to the promissory note described in
           Note 10 are as follows:

                         2002           $          9,592
                         2003                     10,489
                         2004                     11,473
                         2005                     12,549
                         2006                     13,726
                         Thereafter              982,481
                                        ------------------

                                        $      1,040,310
                                        ==================

       c) The Company maintains employment agreements with various key management personnel.


18.    INTERNATIONAL OPERATIONS

       The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:


                                      2001                2000
                             --------------------------------------

      External Sales
           United States     $       4,088,844   $       5,344,925
           Canada                    6,704,375           5,302,288
                             --------------------------------------

                             $      10,793,219   $      10,647,213
                             ======================================

      Long-Lived Assets
           United States     $       2,027,358   $       2,756,222
           Canada                      850,093           1,549,202
                             --------------------------------------

                             $       2,877,451   $       4,305,424
                             =================== ==================

                            ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



19.    RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its consolidated financial statements.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.


20.    COMPARATIVE FIGURES

       Certain comparative figures have been reclassified to conform with the current year's presentation.