Form 10KSB/A
period 2001-12-31
ABLEAUCTIONS COM INC
filed 2002-04-30
CIK 1099290

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
[X]  Annual

      For the fiscal year ended December 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________

Commission file number:  000-28179
                         ---------

                            ABLEAUCTIONS.COM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                     59-3404233
----------------------------------------        -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

       1963 Lougheed Highway
  Coquitlam, British Columbia Canada                     V3K 3T8
----------------------------------------        -------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code):    (604) 521-2253

                               EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-KSB/A to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 amends the Form 10-KSB by adding to it the following information.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Abdul Ladha, Age 40

           Abdul Ladha has been a director, President, and Chief Executive Officer of the Company since August 24, 1999. In addition, Mr. Ladha is President of all of the Company's wholly owned subsidiaries. Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia (UBC). In 1985, he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of (a) the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and
(b) the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services. Mr. Ladha was President, Chief Executive Officer, and a director of Dexton Technologies from December 1994 to July 2001. In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.

           Mr. Ladha is the Executive Director of CITA - The Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada's technological entrepreneurs sponsored by the UBC, Simon Fraser University (SFU), the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

Barrett E.G. Sleeman, P.Eng., Age 61

           Barrett Sleeman, a director of the Company since August 24, 1999, is a professional engineer. He has also been a director of Crystal Graphite Corporation, a graphite property development company, since February 1999. From April 1997 to September 2001, he was a director of Dexton Technologies Corporation, a technology company. From May 1988 to May 2000, he was a director and the President of Omicron Technologies Inc., whose focus is the acquisition, research and development, and marketing of leading edge technologies for the aerospace, telecommunications, defense, and consumer electronics industries, as well as Internet-based business concepts. Mr. Sleeman also served as a director of Java Group Inc., currently an oil and gas company, from November 1997 to March 2000. Mr. Sleeman was also President (October 1996 to October 1997) and a director (August 1996 to October 1997) of White Hawk Ventures Inc., and President (August 1995 to April 1997) and a director (March 1995 to January
1998) of International Bravo Resources Inc., both mining exploration companies.

Dr. David Vogt, Age 45

          Dr. David Vogt, a director of the Company since April 17, 2000, is a scientist and knowledge engineer. An astronomer by training, he was Director of Observatories at the University of British Columbia in Canada from 1980 to 1992 before becoming Director of Science at Science World, Western Canada's largest public science center. With the development in 1993 of a "virtual science center" to support educational outreach, Dr. Vogt shifted his focus to explore the creation of knowledge using new media technologies. Dr. Vogt is a founding executive of Brainium.com, an innovative online educational publishing company. Brainium.com pioneers new media learning products for the kindergarten to Grade 12 market. The award winning "Science Brainium", located at www.brainium.com,
                                                             ----------------
is an online intermediate science resource currently reaching 7,000 schools internationally. Dr. Vogt has been Vice President Business Development of Brainium Technologies Inc. since 1996.

          Dr. Vogt combined undergraduate degrees in Physics and Astronomy (UBC
1977) and English Literature (UBC 1978) into an interdisciplinary Ph.D. (SFU
1990) in information science and archaeoastronomy. Dr. Vogt was also founding director of the B.C. Shad Valley Program, Chairman of the CBC's Advisory Committee on Science and Technology, and a founding member of the SchoolNet National Advisory Board.

          Dr. Vogt's professional associations include membership on the Software and Information Industry Association (SIIA) Content Board and sub-committee on Distance Learning, a technology planning committee for Ronald McDonald Houses International, the Education Committee for the Vancouver Foundation, the B.C. government's Information Technology Advisory Board, and the Board for Science World.

Michael Boyling, Age 45

          Mr. Boyling is the President of Boyling, Feltham, Rogers & Associates Inc. (BFR), which is an insurance and financial services company based in Vancouver, British Columbia and has offices in Edmonton, Alberta, Calgary, Alberta and Winnipeg, Manitoba. BFR's business focuses on providing insurance and financial services to high net worth individuals and medium sized companies. Michael Boyling has played a major role in the development and growth of this company. Through his three-year tenure as director and President, BFR has grown from annual revenue of CDN$500,000 to annual revenue in excess of CDN$5,000,000.

          He served with the Canadian Military (Army) from the age of 17 to the age of 38. Since his retirement from military service, he has been self-employed in the financial industry.

          Mr. Boyling also owns West Coast Global Equity/Ventures Inc., an international consulting company whose main focus is international financing and investing. He has worked as a consultant and broker with a foreign government and international construction companies arranging equity and debt financing.

          Mr. Boyling draws on his experience from his time spent in the insurance and financial services industry with two international insurance companies, where he occupied positions of Regional and International Sales Manager.

Compensation of the Board of Directors

          The Company's directors did not receive any compensation in their capacity as directors during the last fiscal year.

          Each director is eligible to participate in the Company's 1999 Incentive Stock Option Plan. See "Executive Compensation" below for a description of the Plan.

Executive Officers and Key Employees of the Company

          In addition to the directors who also serve as executive officers, the following persons currently serve as executive officers and key employees of the Company and its material subsidiaries:

Ron Miller, C.A., C.B.V. - Vice-President and Chief Financial Officer

          Mr. Miller joined Ableauctions.com on August 1, 2000 and assumed the role of Vice President of Operations and CFO. He is a Chartered Business Valuator and Chartered Accountant. He was a supervisor of the Business Valuation Group at Coopers & Lybrand from 1988 to 1991, a partner at Shikaze Ralston, Chartered Accountants from 1993 to 1998, a partner at Miller Teasley, a business valuator and mergers & acquisitions advisor, and most recently, the Chief Financial Officer of Compec Industries, a large multi-national public plastics company.

Jeremy Dodd - Secretary-Treasurer and Chief Operating Officer

          Jeremy Dodd was appointed the Company's Secretary and Treasurer on September 15, 1999. He began his career with Able Auctions Liquidators Limited in 1986. Five years later, he bought Able Auctions Liquidators Limited and formed Able Auctions (1991) Ltd., where he served as President from November 1993 to April 1998 and Secretary and a director from July 1991 to April 1998. In March 1998, he sold Able Auctions (1991) Ltd. to Dexton Technologies Corporation and has directed its operations and its transition to becoming an Internet broadcaster of auctions. Mr. Dodd was appointed Vice President of Operations of Able Auctions (1991) Ltd. on August 24, 1999. Mr. Dodd is an auctioneer and bailiff by trade and has conducted over 1,000 live auctions from Montreal to San Francisco.

Randy Ehli - Vice-President

          Randy Ehli is a third generation auctioneer with over 24 years of experience in conducting auto auctions, personal property and major consignment auctions. He graduated from the Reish World Wide College of Auctioneering in 1980, the Auction Marketing Institute in 1993, and AMI's appraisal program in 1997. Mr. Ehli was President of Ehli's Commercial/Industrial Auctions in Tacoma, Washington until May 2000, when he sold all of the shares of Ehli's Auctions to Ableauctions.com (Washington) and was appointed its Vice-President, Northwest Auctions. He was appointed Vice-President of Ableauctions.com (Washington) on March 12, 2001.

          Mr. Ehli was formerly the president of the Washington Auctioneer's Association; Sales and Marketing Executives of Tacoma; P.R.I.D.E., which runs one of the largest charity auctions in Tacoma, Washington; Clear Lake Homeowners' Association, which had 1500 members; and Tanglewilde Park Association. In addition, Mr. Ehli developed one of the first auction software packages (Auctionware) in 1982, and Ehli's Auctions was one of the first auction companies to begin using the Internet to advertise auctions.

Dan Bouchard - Vice-President, U.S. Operations

          Since the early 1980s, Dan Bouchard co-founded or was employed by companies that were predecessors of Able Auctions (1991) Ltd. In 1991, Mr. Bouchard co-founded Able Auctions (1991) Ltd. with Jeremy Dodd, Ableauctions.com's Secretary and Chief Operating Officer. Mr. Bouchard was President of Able Auctions (1991) Ltd. from May 1991 to November 1993. Since 1993, Mr. Bouchard has been President of Trident Management (1993) Ltd., which is a management company specializing in shopping centre leases and which manages 14 Trident Keymart locations in major shopping centers in western Canada. In 1996, Mr. Bouchard founded Trident Vending Corp., which supplies Canada Post Corporation with stamp vending machines, and Bouchard Management Inc., which is a management company that provides retail and general business consulting services to various companies such as Able Auctions (1991) Ltd. and Canada Post Corporation.

Robert Kavanagh - Senior Auctioneer

          In 1985, Robert Kavanagh graduated from Western College of Auctioneering in Billings, Montana. After completion, which included training in the auction of antiques, livestock, automobiles, and commercial and industrial equipment, Mr. Kavanagh worked as an auctioneer and professional appraiser. His clients included banks, law firms, accounting firms, bankruptcy trustees, and bailiffs. In May 2000, Mr. Kavanagh sold all of the assets of Auctions West to Able Auctions (1991) Ltd. and was appointed its Vice-President, Insolvency Division.

          In 1999, Mr. Kavanagh successfully completed the Canadian Personal Property Appraisers course and now is an accredited member. Recently, he was elected director of the Auctioneers Association of British Columbia auction program.

Brett Johnston - Vice-President, California Operations

          Brett Johnston has been an independent business owner for 20 years. In July 2000, the Company acquired Johnston's Surplus Office Supplies Ltd., a company located in Vancouver, British Columbia of which Brett Johnston was a major shareholder, director and officer. Management of the Company asked Mr. Johnston to relocate to California to start up operations there. As the former owner or partner in 20 diverse businesses, Mr. Johnston has developed a wide range of business skills and experience. Mr. Johnston has twice been nominated for the prestigious Entrepreneur of the Year Award in recognition of his abilities with business start-ups. Mr. Johnston's university education is in Forest Engineering and Economics.

          Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

          Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements, the Company believes that, with respect to its fiscal year ended December 31, 2001, all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the Securities and Exchange Commission.

          The initial ownership reports on Form 3 for Abdul Ladha, Barrett Sleeman, Dr. David Vogt, Ron Miller, Jeremy Dodd, Randy Ehli, Brett Johnston, Douglas McLeod, N.H. Vellani, Dexton Technologies Corporation, and The Ladha
(1999) Family Trust were not filed on a timely basis with the SEC. In addition, an initial ownership report on Form 3 for Charles Taylor has not been filed to date with the SEC. Douglas McLeod engaged in eight transactions and has not filed any Form 4 or Form 5 with the SEC in respect of these transactions.

Item 10.  Executive Compensation

Summary Compensation Table

          The table below shows, for the last three fiscal years, compensation paid or accrued to the Company's Chief Executive Officer and the four most highly paid executive officers serving at fiscal year end whose total compensation exceeded $100,000. These officers are referred to as the "Named Executive Officers."

                                                          Summary Compensation Table

                                          Annual Compensation                      Long Term Compensation
                          ------------------------------------------     -----------------------------------------
                                                                                     Awards                Payouts
                                                                         ------------------------------    -------
                                                                                            Restricted
                           Fiscal                            Other        Securities         Shares Or
                            Year                             Annual         Under           Restricted      LTIP        All Other
        Name and            Ended     Salary       Bonus    Compen-       Option/Sar           Share       Payouts       Compen-
       Principal             (1)       (US$)       (US$)     sation        Granted             Units        (US$)      sation/(2)/
        Position                                             (US$)           (#)               (US$)
-----------------------   --------   ---------    --------  --------     ------------      ------------    -------     ----------
ABDUL                       2001         Nil         Nil     154,949            Nil             Nil          Nil           Nil
 LADHA/(3)/                 2000         Nil         Nil     154,949            Nil             Nil          Nil           Nil
President and CEO           1999         Nil         Nil      51,650        500,000             Nil          Nil           Nil

DOUGLAS MCLEOD/(4)/         1999         Nil         Nil         Nil            Nil             Nil          Nil           Nil
President

JAMES BAILEY/(5)/           1999         Nil         Nil         Nil            Nil             Nil          Nil           Nil
President

JEREMY DODD/(6)/            2001      96,843         Nil         Nil            Nil             Nil           Nil       11,622
Secretary-Treasurer         2000     100,000         Nil         Nil            Nil             Nil           Nil          Nil
  and Chief                 1999      55,000      66,666         Nil        200,000             Nil           Nil          Nil
Operating Officer

RANDY EHLI/(7)/             2001     110,004         Nil         Nil            Nil             Nil           Nil       12,000
Vice-President of           2000      90,000         Nil         Nil         80,000             Nil           Nil          Nil
Subsidiary

BRETT JOHNSTON/(8)/         2001     124,992         Nil         Nil            Nil             Nil           Nil          Nil
Vice-President,             2000      62,500         Nil         Nil        100,000             Nil           Nil          Nil
California
Operations and
Secretary of
Subsidiary

(1)  Year ended December 31.
(2)  Car allowance.
(3)  President and CEO from August 24, 1999 to present.

(4)  President from June 22, 1999 to August 24, 1999.
(5)  President from September 30, 1996 to June 22, 1999.
(6) Secretary-Treasurer and Chief Operation Officer from August 24, 1999 to present.
(7) Vice-President of subsidiary from March 12, 2001 to present and Vice-President, Northwest Auctions of subsidiary from May 16, 2000 to present.
(8) Vice-President, California Operations of subsidiary from March 29, 2001 to present and Secretary of subsidiary from July 26, 2000 to March 29, 2001.

Stock Option Plan

          On October 14, 1999, the Board of Directors and a majority of the Company's shareholders approved the 1999 Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified options to purchase up to 3,000,000 shares of common stock to officers, directors, employees, and other qualified persons that may be selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key employees and any other persons that may be selected by the Plan Administrator and to give those persons an equity incentive to achieve the objectives of the Company.

          Incentive stock options may be granted to any individual who, at the time of grant, is an employee of the Company or any subsidiary. Non-qualified stock options may be granted to employees and other persons that may be selected by the Plan Administrator. The Plan Administrator uses its discretion to fix the exercise price for options, subject to certain minimum exercise prices in the case of incentive stock options. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option.

          Options are non-transferable except by will or the laws of descent and distribution. With certain exceptions, vested but unexercised options terminate on the earlier of:

          (i) the expiry of the option term specified by the Plan Administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than 10% shareholders, a maximum of five years);

          (ii) the date an employee optionee's employment or contractual relationship with the Company or any subsidiary is terminated for cause;

          (iii) the expiry of three months from the date an optionee's employment or contractual relationship with the Company or any subsidiary is terminated for any reason, other than cause, death or disability; or

          (iv) the expiry of one year from the date of death of an optionee or cessation of an optionee's employment or contractual relationship by death or disability.

          Unless accelerated in accordance with the Plan, unvested options terminate immediately on termination of employment of the optionee by the Company for any reason whatsoever, including death or disability.

Option Grants in the Last Fiscal Year

          During the fiscal year ended December 31, 2001, no stock options were granted to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

          During the last fiscal year, none of the Named Executive Officers exercised options to purchase shares of the Company's common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information, as of April 8, 2002, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address                                             Amount and Nature of        Percent of
                                                           Beneficial Ownership of       Class/(1)/
                                                                 Common Stock
---------------------------------------------------------------------------------------------------
The Ladha (1999) Family Trust, +5% shareholder /(2)/                    5,793,275             23.06%
Vallis Building, P.O. Box H.M. 247
Hamilton, HM AX, Bermuda

Eurosil Limited, + 5% shareholder                                       2,033,000              8.09%
2001 Central Plaza
18 Harbour Road
Wanchai, Hong Kong

Spyglass Financial Ltd., +5% shareholder                                1,843,444              7.34%
P.O. Box CB 13004
Nassau, Bahamas

Abdul Ladha, Director and Executive Officer                               500,000/(3)/         1.95%
7797 Jensen Place
Burnaby, B.C., Canada, V5A 2A7

Barrett Sleeman, Director                                                  40,000/(4)/            *
P.O. Box 18111

Name and Address                                            Amount and Nature of         Percent of
                                                           Beneficial Ownership of       Class/(1)/
                                                                Common Stock
---------------------------------------------------------------------------------------------------
2225 West 41/st/ Avenue
Vancouver, B.C., Canada, V6M 4L3

Dr. David Vogt, Director                                                 Nil                   -
3771 West 15th Avenue
Vancouver, B.C., Canada, V6R 2Z7

Michael Boyling                                                          Nil                   -
95 - 5900 Ferry Road
Ladner, B.C.
V4K 5C3

Ron Miller, Executive Officer                                            Nil                   -
3260 Springhill Place
Richmond, B.C., Canada, V7E 1X2

Jeremy Dodd, Executive Officer                                       133,000/(5)/              *
11824 189 B Street
Pitt Meadows, B.C., Canada, V3Y 2L2

Randy Ehli, Executive Officer                                         50,000                   *
1127 - 23/rd/ Avenue Court Southwest
Puyallup, Washington 98371

Brett Johnston, Executive Officer                                     39,200                   *
248 Booth Bay Avenue
Foster City, California 94404

All current directors and executive officers as a group              672,200/(6)/           2.95%
(9 persons)

_________________________
*    Represents less than 1%.
(1) Based on an aggregate of 25,127,020 shares outstanding as of April 8, 2002. Where a named person holds options or warrants to purchase shares of common stock of the Company, the number of shares that may be issued under those options or warrants are added to the figure 25,127,020 to calculate the percentage held by that person.
(2) Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust. Hamilton Trust Company Limited is the trustee of the Ladha
     (1999) Family Trust, and disclaims beneficial ownership of the 5,793,275 shares held by the Ladha (1999) Family Trust.
(3) Consists of options exercisable to acquire 500,000 shares of common stock within 60 days of April 8, 2002.
(4) Consists of options exercisable to acquire 40,000 shares of common stock within 60 days of April 8, 2002.

(5) Consists of options exercisable to acquire 133,000 shares of common stock within 60 days of April 8, 2002.
(6) Includes (a) 50,000 shares of common stock owned of record by Randy Ehli directly; (b) 39,200 shares of common stock of record by Brett Johnston directly; and (c) options exercisable to acquire an aggregate 673,000 shares of common stock within 60 days of April 8, 2002.

          To our knowledge, none of the Company's directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 12.  Certain Relationships and Related Transactions

          During the year ended December 31, 2001, the following related party transactions occurred:

          1. The Company paid $129,770 in rent, leasehold improvements, and repairs and maintenance to Derango Resources Inc., a company controlled by Abdul Ladha.

          2. The Company paid $149,781 for web site development and maintenance costs to a subsidiary of Dexton Technologies Corporation, a company controlled by Abdul Ladha until July 19, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

                              ABLEAUCTIONS.COM, INC.



                              By: /s/
                                  ------------------------------------------
                                  Abdul Lahda, Chief Executive Officer and
                                    President