Form 10QSB
period 2002-03-31
ABLEAUCTIONS COM INC
filed 2002-05-09
CIK 1099290

ABLEAUCTIONS.COM, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(604) 521-2253

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

The number of outstanding common shares, $ .001 par value, of the Registrant at March 31, 2002 was 25,127,020

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion on our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2001.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Three months ended March 31, 2002 compared to the corresponding period in 2001.

Revenues.  During the three months ended March 31, 2002, we had net auction revenues of $2,699,758, compared to $2,316,278 during the same period in 2001, an increase of $383,480 (approximately a 16.6% increase).  Sales of goods were 53.6% of our revenues during the three month period ended March 31, 2002, compared to 59% during the same period in 2001.  Due to cash flow constraints in the latter part of 2001 and in 2002, we have not been in a position to acquire as much inventory as our plan demands.  As a result we have conducted a larger proportion of our auctions on consignment.  We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we still plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally result in higher gross profit margins.

Operating Expenses.  During the three month period ended March 31, 2002, operating expenses were  $1,815,050, compared to  $1,639,045 for the same period in 2001.  Expenses are higher than the corresponding period in the previous year as a result of increased advertising expenditures during the 2002 quarter to promote our auctions, increased expenses for commissions which are variable as a result of the type of products purchased, and increased interest expense as a result of the deferred compensation notes.

Personnel and consulting expenses were $870,736 or 48.0% of our operating expenses during the three-month period ended March 31, 2002 as compared to $770,560 or 47% of our operating expenses during the three-month period ended March 31, 2001.   These expenses consisted of salaries and benefits $691,560 (2001 - $645,443), consulting and management fees $94,859 (2001 - $103,535), and commissions  $84,317  (2001 - $21,582).  We anticipate that such personnel and consulting expenses will decrease as a result of our restructuring program to reduce overall operating expenses.

During the three-month period ended March 31, 2002, advertising and promotion expenses were  $280,833 or 15.5% of our operating expenses as compared to $257,949 or 15.7% of our operating expenses for the three-month period ended March 31, 2001.  Advertising expenses were higher in comparison to 2001 as our operations have greatly expanded through our acquisitions.  We also incurred significant advertising expenses in developing our new auction business in San Mateo, California. We anticipate promotion expenses to remain constant in 2002 as efficiencies in advertising are attained even though promotional and marketing efforts will increase as the number of auctions increase.

General overhead expenses related to rent and utilities  $196,603  (2001 - $207,664), telephone  $32,170  (2001 - $47,916), travel related to operations $8,988  (2001 - $8,558), repairs and maintenance  $11,152  (2001 - $34,725), automotive  $13,369 (2001 - $14,729), insurance  $32,463 (2001 - $20,958) and office expenses  $134,543 (2001 - $83,953) totaled  $429,288 (2001 - $418,503) or 23.7% (2001 – 25.5%) of our total operating expenses and 15.9% (2001 – 18.1%) of our total revenue.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  The overall level of general overhead expenses in dollars is expected to increase as we expand our operations.

Professional fees were $16,234 during the three-month period ended March 31, 2002 as compared to $16,627 for the three-month period ended March 31, 2001. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  Professional fees are expected to remain constant in 2002 unless we expand our acquisitions and require further legal assistance.

Depreciation and amortization expense was $76,425 for the three-month period ended March 31, 2002 as compared to $156,637 for the three-month period ended March 31, 2001.  Depreciation and amortization expense are lower than the previous year as a result of writing down certain depreciable assets in 2001.

Gross Profit.  Cost of goods sold were  $1,253,801 for the three-month period ended March 31, 2002 as compared to $667,160 for the three-month period ended March 31, 2001.  Gross profits were $1,445,957 of revenues for the three-month period ended March 31, 2002 as compared to $1,649,118 or 71.2% of revenues for the period ended March 31, 2001.  Until we developed our inventory procurement model, normal gross margins were approximately 25% overall.  We believe gross profits will increase in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Income and Net Loss. For the quarter ended March 31, 2002, we realized loss from operations of $368,241 as compared to the quarter ended March 31, 2001 in which we had net income of $13,580.    We realized an overall net loss for the first quarter of 2002 of $368,241  or $0.01 per share as compared to a net loss of $453,785 for the first quarter of 2001, or $0.02 per share.  The net loss in 2001 was created primarily as a result of the sale  of our subsidiary, Johnston's Surplus Office Systems Ltd.

We believe that our operations will become profitable.  We believe that we will incur overall losses in the future only if we are able to obtain additional financing and expand the development and marketing of our Internet technology.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, no Internet technology development and marketing will be undertaken.

Liquidity and Capital Resources

Our working capital position at March 31, 2002 was a negative of $3,458,147.  We had cash and cash equivalents of $526,861, accounts receivables of $272,618, inventory of $279,205, and prepaid expenses of $121,399 at March 31, 2002. We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2002 as we increase the number and frequency of our auctions and as we expand our business operations. Cash flow used for operating activities required $277,501 during the quarter ended March 31, 2002. We anticipate that cash will remain constant for 2002 until our auction houses become profitable.  Our cash resources may decrease if we complete additional acquisitions during 2002, or if we are unable to maintain positive cash flow from our business through 2002. We intend to continue our acquisition program only if additional financing is available.

Cash flow from investing activities during the quarter ended March 31, 2002 generated $100,000. The only investing activities during the quarter involved the repayment of a note receivable.

Net cash flow used in financing activities during the quarter ended March 31, 2002 was $846.  The only financing activities during the quarter involved payments on the principal portion of the promissory note on our Scottsdale property.

We have reduced our operating and capital budget from $1 million, as stated in our 2001 annual report, to $750,000.  We intend to concentrate our resources on achieving profitability during 2002. Management has suspended its acquisition and expansion plans until additional financing is available on acceptable terms and has reduced budgeted expenditures related to development and technology upgrades.  We believe that revenues from our operations and current working capital will be sufficient to satisfy our working capital needs for the remainder of 2002.

Outlook

We believe that we have created an infrastructure, Internet technology, and inventory procurement model that will realize significant benefits in the future.  We intend to complete additional acquisitions during 2002, subject to obtaining additional financing to complete these transactions.  We anticipate that we will be required to raise an additional $8 to $15 million to adequately fund the acquisitions and to satisfy our operating and capital budget for 2002.  In the event we are unable to obtain additional financing, we intend to concentrate our resources on our existing operations.

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

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating costs, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry.

Plan of Operation

Our plan of operation is based on the operating history of Able Auctions (1991) Ltd., our operating history, our experience in the industry, and our discussions with third parties, the SEC filings of our competitors and the decisions of our management.  Set out below is a summary of our plan of operation and operating budget for the remainder of the fiscal year ending December 31, 2002.

We will continue generating revenues through auctions and will attempt to increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our 4 locations in Surrey and Coquitlam, British Columbia; Tacoma, Washington; and San Mateo, California.  We also hold auctions at customer locations in bankruptcies and insolvencies.  We hold, on average, approximately 20 live auctions per month.

We will attempt to increase revenues by broadcasting our auctions on the Internet and by selling merchandise on our web site

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

Continue research and development to improve our web site and auction broadcasting technologies

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies.  We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders.  We anticipate that we will spend approximately $750,000 on research and development efforts during fiscal 2002, subject to securing additional financing.

We intend to geographically expand by acquiring or entering into strategic affiliations with auction companies

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America.  We also intend to license our software to other auction companies and commence marketing efforts in the remainder of 2002.  Our management also intends to continue to identify possible auction companies to enter into marketing strategic relationships.  In the second quarter of 2002, we will search for a new location in Northwest Washington State.  This facility will house an expansion of our Tacoma location and will be a new location for additional liquidation and auction services.

Hire additional key personnel

We anticipate adding up to 15 new employees with e-commerce, software development, and software maintenance experience during 2002 to manage and market our iCollector division.  The hiring of these employees will be subject to the Company obtaining additional financing.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2002:

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

ABLEAUCTIONS.COM, INC.

Marketing	$ 250,000
Ongoing research and development	200,000
Expansion of inventories	200,000
Servers and operating systems	100,000
Required Capital:	$750,000

Our revised operating and capital budget for the fiscal year ending December 31, 2002 is estimated to be approximately $750,000.  As of March 31, 2002, we had a working capital deficit of approximately $3.5 million, including current liabilities related to deferred compensation notes in the principal amount of $2.7 million issued in connection with our acquisition of iCollector.  These deferred compensation notes are convertible at our option into common shares at $1.43 per share, subject to shareholder approval.  We intend to convert these notes into shares if we cannot raise additional capital on acceptable terms to fund payment of the notes and our working capital requirements.  We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, and the reliability of the assumptions of management in estimating the budgets.

In the event we determine that we may be unable to meet our on-going capital commitments, we plan to sell certain non-essential assets, including our property located in Scottsdale, Arizona.  We anticipate that we may realize approximately $1 million on the sale of the property.  In addition, we may take some or all of the following actions:

•

reduce expenditures on research and development;

•

reduce sales and marketing expenditures;

•

reduce general and administrative expenses through lay offs or consolidation of our operations;

•

suspend operations that are not economically profitable; or

•

sell assets, including licenses to our technologies.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

None

b)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: May 7, 2002

By:

/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President & Chief Executive

Officer

Principal Executive Officer)

Date: May 7, 2002

By:  /s/ RON MILLER

Name:  Ron Miller

Title: Chief Financial Officer

(Principal Financial Officer)

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>