Form 10QSB
period 2002-06-30
ABLEAUCTIONS COM INC
filed 2002-08-14
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark  One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _____________ to _______________.

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

                              1222 46th Avenue East
                                Fife, Washington
                                      98424
                    (Address of principal executive offices)

                                 (253) 926-1122
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of outstanding common shares, $ .001 par value, of the registrant at August 10, 2002 was 26,536,315

                             ABLEAUCTIONS.COM, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2002

                             ABLEAUCTIONS.COM, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------
                                                            JUNE  30     DECEMBER  31
                                                              2002          2001
------------------------------------------------------------------------------------
ASSETS
Current
  Cash and cash equivalents                             $    416,567   $    673,829
  Accounts receivable - trade                                448,078        105,468
  Inventory                                                  153,099        257,832
  Prepaid expenses                                           177,149        227,745
Current portion of receivable on agreement for sale              -            5,421
                                                        ---------------------------
                                                           1,194,893      1,270,295

Note Receivable                                                    -        100,000
Trademark, net                                                 7,843          8,788
Capital Assets, net                                        2,604,335      2,737,636
Web Site Development Costs, net                                2,797         31,027

                                                        $  3,809,868   $  4,147,746
===================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities              $  1,971,048   $  1,847,212
  Current portion of promissory note                           9,642          9,592
  Deferred compensation on notes                           2,921,587      2,762,808
                                                      -----------------------------
                                                           4,902,277      4,619,612

Promissory Note                                            1,029,822      1,030,718
                                                      -----------------------------
                                                           5,932,099      5,650,330
                                                      -----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Capital Stock
Authorized:
  62,500,000 common shares with a par value of $0.001
Issued and outstanding common shares:
          June 30, 2002 - 25,843,065
          December 31, 2001 - 25,127,020                    25,843         25,127
Additional paid-in capital                              23,697,273     23,439,124

Deferred Option Plan Compensation                         (204,783)      (309,885)
Deficit                                                (25,599,842)   (24,618,078)
Accumulated Other Comprehensive Income (Loss)              (40,722)       (38,872)
                                                      -----------------------------
                                                        (2,122,231)    (1,502,584)
                                                      -----------------------------

                                                      $  3,809,868   $  4,147,746
===================================================================================

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                         3 MONTHS ENDED              6 MONTHS ENDED
                                                             JUNE  30                    JUNE  30
                                                       2002           2001          2002          2001
----------------------------------------------------------------------------------------------------------

Revenues
  Sales                                             $ 1,387,444   $ 2,423,926   $ 2,834,638   $ 3,779,782
  Commissions                                           723,660       808,709     1,976,224     1,769,132
                                                    ------------------------------------------------------
                                                      2,111,104     3,232,635     4,810,862     5,548,914
Cost Of Revenues                                        935,913     1,847,043     2,189,714     2,514,203
                                                    ------------------------------------------------------
Gross Profit                                          1,175,191     1,385,592     2,621,148     3,034,711
                                                    ------------------------------------------------------
Expenses
  Operating expenses  (Note 3)                        1,604,596     1,582,095     3,240,408     3,047,171
  Amortization of goodwill                                    -        74,320             -       145,575
  Depreciation and amortization of capital assets        71,952        93,939       148,377       179,320
  Interest on deferred compensation on notes             80,241                     159,192             -
  Interest on promissory note                            23,898        30,057        47,760        47,388
                                                    ------------------------------------------------------
                                                      1,780,687     1,780,411     3,595,737     3,419,454
                                                    ------------------------------------------------------
Income (Loss) Before Other Items                       (605,496)     (394,819)     (974,589)     (384,743)

Other Items
  Interest income                                        (3,266)        2,175         1,068         6,276
  Foreign exchange gain (loss)                           (4,761)         (957)       (8,243)       (1,552)
                                                    ------------------------------------------------------
                                                         (8,027)        1,218        (7,175)        4,724
                                                    ------------------------------------------------------

Income (Loss) From Continuing Operations               (613,523)     (393,601)     (981,764)     (380,019)
Loss On Disposition Of Subsidiaries                           -             -             -      (431,082)
Loss From Discontinued Operations                             -             -             -       (36,283)
                                                    ------------------------------------------------------

Loss For The Period                                 $  (613,523)  $  (393,601)  $  (981,764)  $  (847,384)
==========================================================================================================
Basic And Diluted Loss Per Share
  Income (Loss) from continuing operations          $     (0.02)  $     (0.02)  $     (0.04)  $     (0.02)
  Loss for the period                               $     (0.02)  $         -   $     (0.04)  $     (0.02)
==========================================================================================================

Weighted Average Number Of Shares Outstanding        25,485,042    20,976,661    25,276,114    20,976,661
==========================================================================================================

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------
                                                                   6 MONTHS ENDED JUNE 30
                                                                      2002          2001
------------------------------------------------------------------------------------------

Cash Flows from Operating Activites
  Income (loss) for the period from continuing operations          $(981,764)  $ (380,019)
  Non-cash items included in net loss:
    Depreciation and amortization                                    148,377      179,320
    Amortization of goodwill                                               -      145,575
    Bad debts                                                              -          436
    Interest on deferred compensation on notes                       158,779            -
    Stock based compensation                                         105,102      105,102
    Shares issued for other than cash                                 94,122
                                                               ---------------------------
                                                                    (475,384)      50,414
Changes in operating working capital items:
    (Increase) Decrease in accounts receivable                      (337,188)    (165,419)
    (Increase) Decrease in inventory                                 104,733     (333,150)
    Increase (Decrease) in prepaid expenses                           50,596       42,778
    Increase (Decrease) in accounts payable and accrued              288,579       (8,075)
    liabilities
                                                               ---------------------------
Net cash used in operating activities                               (368,664)    (413,452)
                                                               ---------------------------
Cash Used in Discontinued Operations
    Loss for the year from discontinued operations                         -      (36,283)
    Change in net assets of discontinued operations                        -      125,131
                                                               ---------------------------
    Net cash used in discontinued operations                               -       88,848
                                                               ---------------------------

Cash Flows from Investing Activites
    Purchase of capital assets, net                                   14,098      (53,591)
    Proceeds on disposition of subsidiaries, net of cash divested          -       23.207
    Proceeds of receivable on agreement for sale                           -        4.404
    Note receivable                                                  100,000            -
                                                               ---------------------------
      NET CASH FROM (USED IN) INVESTING ACTIVITIES                   114,098      (25,980)
                                                               ---------------------------

Cash Flows from Financing Activites
    Repayment of promissory note                                        (846)      (4,075)
                                                               ---------------------------
    Net cash from (used in) financing activities                        (846)      (4,075)
                                                               ---------------------------

Change in Cash And Cash Equivalents For The Period                  (255,412)    (354,659)
Cash And Cash Equivalents, Beginning Of The Period                   673,829    1,376,814
Effect Of Exchange Rates On Cash                                      (1,850)      13,282
                                                               ---------------------------
Cash And Cash Equivalents, End Of The Period                       $ 416,567   $1,035,437
==========================================================================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION

During the period ended June 30, 2002, the Company issued 716,045 common shares in exchange for debt totalling $164,743, and services and compensation totalling $94,122

                             ABLEAUCTIONS.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


1.     BUSINESS  AND  BASIS  OF  ORGANIZATION

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

          Icollector International Ltd., a Canadian-based Internet auction facility.

          Jarvis  Industries  Ltd.,  a  Canadian-based  auction  house.

     The unaudited consolidated financial statements of the Company at June 30, 2002 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the six months period ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on April 23, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


2.     LIQUIDITY  AND  FUTURE  OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At June 30, 2002 the Company has negative working capital of $3,707,384. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity or debt financing. Management is seeking to increase revenues though continued marketing of its services; however, additional funding is required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.


3.  OPERATING  EXPENSES


-----------------------------------------------------------------------------------------
                                               3 MONTHS ENDED         6 MONTHS ENDED
                                                   JUNE  30              JUNE  30
                                              2002         2001      2002         2001
-----------------------------------------------------------------------------------------
OPERATING EXPENSES
Accounting and legal                      $   86,102  $   18,522  $  102,336  $   35,148
Advertising and promotion                    238,791     276,639     519,624     534,588
      Automobile                              29,293      19,112      42,662      33,841
      Bad debts                                  858         174         858         436
Commission                                    47,655      36,706     131,972      58,288
      Consulting                              83,458      88,078     127,477     191,614
      Insurance                               45,047      37,961      77,510      58,920
      Investor relations and shareholder
         information                          19,234                  19,734       1,176
      Licenses and permits                     1,158         616       1,158       1,610
      Management fees                         51,937                 102,777           -
      Office and administration               44,149     170,842     178,692     253,799
      Rent and utilities                     207,736     181,591     404,339     389,255
      Repairs and maintenance                 15,701      37,871      26,853      72,596
      Salaries and benefits                  656,109     651,099   1,347,669   1,296,542
      Telephone                               36,518      38,197      68,688      86,113
      Travel                                  10,317      24,687      19,305      33,245
      Website maintenance                     30,533                  68,754           -
                                        -------------------------------------------------
Total operating expenses                   1,604,596   1,582,095   3,240,408   3,047,171
                                        =================================================

4.     SUBSEQUENT EVENTS.
On July 17, 2002 the Company entered into an agreement to sell the Arizona building for $1,700,000 and has moved its Tacoma, Washington operations into a 42,000 sq. ft. six acre auction facility that will now serve as the head office for the Company. The selling price for the Company's Arizona property was $1,700,000. The purchase price was paid $400,000 in cash, $1,000,000 by the assumption of the mortgage on the property, and $300,000 in inventory with an estimated value of $700,000 at retail and guaranteed to realize at least $300,000 for the Company. This guarantee was secured with a charge against the property.



5.  STOCK  OPTION  PLAN

     On May 28, 2002, the Company adopted the 2002 Consultant Stock Option Plan. A total of 2,500,000 shares of common stock have been reserved to be issued under the plan. As of June 30, 2002, no options had been granted under the plan.

6.  RELATED  PARTY  TRANSACTIONS

     During the six month period ended June 30, 2002 the following related party transactions occurred:

     a) The Company paid rent of $51,460 to a company controlled by a director and officer of the Company

     b) The Company paid $76,238 in consulting fees to a company controlled by a director and officer of the Company

     c) Included in accounts payable is amount of $277,666 owing to a company controlled by a director and officer of the Company

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

Results  of  Operations

Three  Months  Ended  June  30, 2002 Compared To The Three Months Ended June 30,
2001.

Revenues. During the three months ended June 30, 2002, we had net auction revenues of $2,111,104 compared to $3,232,635 during the same period in 2001, a decrease of $1,121,531 or approximately 34.7%. Sales of goods were 65.7% of our revenues during the three month period ended June 30, 2002, compared to 75.0% during the three month period ended June 30, 2001. Due to cash flow constraints in the latter part of 2001 and in 2002, we have not been in a position to acquire as much inventory as our business plan had anticipated. As a result we have conducted a larger proportion of our auctions on a consignment basis. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we still plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally results in higher gross profit margins.

Operating Expenses. During the three month period ended June 30, 2002, operating expenses were $1,780,687 as compared to $1,780,411 for the same period in 2001. Operating expenses did not change compared to the corresponding period in the previous year.

Personnel and consulting expenses were $839,159 or 47.2% of our operating expenses during the three-month period ended June 30, 2002 as compared to $775,883 or 43.5% of our operating expenses during the three-month period ended June 30, 2001. These expenses consisted of salaries and benefits totaling $656,109 as compared to $651,099 for the three month period ended June 30, 2001, consulting and management fees $135,395 as compared to $88,078 for the three month period ended June 30, 2001, and commissions totaling $47,655 as compared to $36,706 for the three month period ended June 30, 2001. The increases in personnel and consulting expenses are due to the increased payment of management fees and the payment of severance as a result of our restructuring program.

During the three-month period ended June 30, 2002, advertising and promotion expenses were $238,791 or 13.4% of our operating expenses as compared to $276,639 or 15.3% of our operating expenses for the three-month period ended June 30, 2001. Advertising expenses were lower as a result of our restructuring program.

General overhead expense related to rent and utilities was $207,736 as compared to $181,591 for the three month period ended June 30, 2001, telephone expense was $36,518 as compared to $38,197 for the three month period ended June 30, 2001, travel expense related to operations was $10,317 as compared to $24,687 for the three month period ended June 30, 2001, repair and maintenance expense was $15,701 as compared to $37,871 for the three month period ended June 30, 2001, automotive expense was $29,293 as compared to $19,112 for the three month period ended June 30, 2001, insurance expense was $45,047 as compared to $37,961 for the three month period ended June 30, 2001 and office expense totaled $44,149 as compared to $170,842 for the three month period ended June 30, 2001. These expenses totaled $388,761, or 21.8% of our total operating expenses and 18.4% of our total revenue for the three month period ended June 30, 2002 as compared to $510,261, or 28.6% of our total operating expenses and 15.8% of our total revenue for the three month period ended June 30, 2001.

Professional fees were $86,102 during the three-month period ended June 30, 2002 as compared to $18,522 for the three-month period ended June 30, 2001. Professional fees related to the preparation of our Securities Exchange Act reports and American Stock Exchange filings and included professional fees associated with the filing of an S-1 Registration Statement.

Depreciation and amortization expense was $71,952 for the three-month period ended June 30, 2002 as compared to $93,939 for the three-month period ended June 30, 2001. Depreciation and amortization expense are lower than the previous year as a result of the writing down of certain depreciable assets in 2001.

Gross Profit. Cost of goods sold was $935,913 for the three-month period ended June 30, 2002 as compared to $1,847,043 for the three-month period ended June 30, 2001. Gross profit was $1,175,191 for the three month period ended June
30, 2002, or 55.7% of revenues, as compared to $1,385,592 for the three month period ended June 30, 2001, or 42.8% of revenues.

Operating Income and Net Loss. For the quarter ended June 30, 2002, we realized loss from operations of $605,496 as compared to $394,819 for the three month period ended June 30, 2001. We realized an overall net loss for the quarter of $613,523, or $0.02 per share as compared to an overall net loss of $393,601, also $0.02 per share, for the period ended June 30, 2001.

Six Months Ended June 30, 2002 Compared To The Six Month Period Ended June 30, 2001.

Revenues. During the six months ended June 30, 2002, we had net auction revenues of $4,810,862, compared to $5,548,914 during the same period in 2001, a decrease of $738,052 or approximately 13.3%. Sales of goods were 58.9% of our revenues during the six month period ended June 30, 2002, compared to 68.1% during the same period in 2001. Due to cash flow constraints in the latter part of 2001 and in 2002, we have not been in a position to acquire as much inventory as our business plan had anticipated. As a result we have conducted a larger proportion of our auctions on a consignment basis. We anticipate that revenues from the sales of goods will increase as a percentage of revenues, as we still plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which generally results in higher gross profit margins.

Operating Expenses. During the six month period ended June 30, 2002, operating expenses were $3,595,737, as compared to $3,419,454 for the six month period ended June 30, 2001. Operating expenses are slightly higher than the corresponding period in the previous year as a result of increased commissions, which are variable as a result of the types of products purchased, increased legal fees, and increased interest expense as a result of the deferred compensation notes. We anticipate that overall operating expenses will decrease for the rest of 2002 as a result of our restructuring program.

Personnel and consulting expenses were $1,709,895 or 47.6% of our operating expenses during the six-month period ended June 30, 2002 as compared to $1,546,444 or 45.2% of our operating expenses during the six-month period ended June 30, 2001. These expenses consisted of salaries and benefits totaling $1,347,669 as compared to $1,296,542 for the six month period ended June 30, 2001, consulting and management fees totaling $230,254 as compared to $191,614 for the six month period ended June 30, 2001, and commissions totaling $131,972 as compared to $58,288 for the six month period ended June 30, 2001. We anticipate that such personnel and consulting expenses will decrease as a result of our restructuring program to reduce overall operating expenses.

During the six-month period ended June 30, 2002, advertising and promotion expenses were $519,624 or 14.5% of our operating expenses as compared to $534,588 or 15.6% of our operating expenses for the six-month period ended June 30, 2001.

General overhead expense related to rent and utilities totaled $404,339 as compared to $389,255 for the six month period ended June 30, 2001, telephone expense totaled $68,688 as compared to $86,113 for the six month period ended June 30, 2001, travel related to operations totaled $19,305 as compared to $33,245 for the six month period ended June 30, 2001, repair and maintenance expense totaled $26,853 as compared to $72,596 for the six month period ended June 30, 2001, automotive expense totaled $42,662 as compared to $33,841 for the six month period ended June 30, 2001, insurance expense totaled $77,510 as compared to $58,920 for the six month period ended June 30, 2001 and office expense totaled $178,692 as compared to $253,799 for the six month period ended June 30, 2001. These expenses totaled $818,049, or 22.8% of our total operating expenses and 17.0% of our total revenue for the six month period ended June 30, 2002 as opposed to $927,769, or 27.1% of our total operating expenses and 16.7% of our total revenue for the six month period ended June 30, 2001.

We anticipate that general overhead as a percentage of operating expenses and total revenue will further decrease in future periods as we achieve certain economies from our operations. The overall level of general overhead expenses in dollars is expected to decrease as a result of our restructuring program.

Professional fees were $102,336 during the six-month period ended June 30, 2002 as compared to $35,148 for the six-month period ended June 30, 2001. Professional fees related to preparation of our Securities Exchange Act reports and American Stock Exchange filings. They also included fees associated with the filing of an S-1 Registration Statement. Professional fees are expected to remain constant in 2002 unless we make future acquisitions.

Depreciation and amortization expense was $148,377 for the six-month period ended June 30, 2002 as compared to $179,320 for the six-month period ended June 30, 2001. Depreciation and amortization expense is lower than the previous year as a result of the writing down of certain depreciable assets in 2001.

Gross Profit. Cost of goods sold was $2,189,714 for the six-month period ended June 30, 2002 as compared to $2,514,203 for the six-month period ended June 30,

2001. Gross profit was $2,621,148 for the six month period ended June 30, 2002, or 54.5% of revenues, as compared to $3,034,711 for the six month period ended June 30, 2001, or 54.7% of revenues. Until we developed our inventory procurement model, normal gross margins were approximately 25% to 50% overall. We believe gross profits will increase in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Income and Net Loss. For the quarter ended June 30, 2002, we realized A loss from operations of $974,589 as compared to a loss of $384,743 for the six month period ended June 30, 2001. We realized an overall net loss for the quarter ended June 30, 2002 of $981,764 or $0.04 per share as compared to $847,384 or $0.02 per share for the six month period ended June 30, 2002.

We believe that our operations will become profitable. We believe that we will incur overall losses in the near future if we are able to obtain additional financing to expand the development and marketing of our Internet technology. The losses will equal the excess technology development and marketing over the income from operations. If we are unable to obtain additional financing, no significant technology development and marketing will be undertaken in the near term.

Liquidity  and  Capital  Resources

Our working capital position at June 30, 2002 was a negative of $3,707,384. We had cash and cash equivalents of $416,657, accounts receivables of $448,078, inventory of $153,099, and prepaid expenses of $177,149 at June 30, 2002. We anticipate that trade accounts receivables and inventory may decrease during the remainder of fiscal 2002 as a result of our restructuring program. Cash flow used for operating activities required $368,664 during the quarter ended June 30, 2002. We anticipate that cash will remain constant for 2002 until our auction business becomes profitable. Our cash resources may decrease if we complete additional acquisitions during 2002, or if we are unable to maintain positive cash flow from our business through 2002. We intend to continue our acquisition program only if additional financing is available.

Cash flow from investing activities during the quarter ended June 30, 2002 generated $114,098. This is mainly due to the repayment of a note receivable.

Net cash flow from financing activities during the quarter ended June 30, 2002 was $846. This is mainly due to re-payments on the principal portion of the promissory note on our Scottsdale property.

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

Subsequent  Event

Only July 17, 2002, the Company entered into an agreement to sell its Arizona building for $1,700,000 and has moved its Tacoma, Washington operations into a 42,000 sq ft. six acre auction facility that will now serve as the headquarters for the Company.

The selling price for the Company's Arizona property was $1,700,000. The selling price was paid as follows: $400,000 was paid in cash; $1,000,000 was paid by the assumption of the mortgage on the property, and the balance of $300,000 was paid in inventory with an estimated value of $700,000 at retail and guaranteed to have a value of $300,000 to the Company, which guarantee was secured by a charge against the building.

Issuance  of  Additional  Shares

During the period ended June 30, 2002, the Company issued 716,045 common shares in exchange for debt totaling $164,743, and services and compensation totaling $94,122.

Stock  Option  Plan

On May 28, 2002, the Company adopted the 2002 Consultant Stock Option Plan. A total of 2,500,000 shares of common stock have been reserved to be issued under the plan. As of June 30, 2002, no options had been granted under the plan.

Outlook

We believe that we have created an infrastructure, Internet technology, and inventory procurement model that will realize significant benefits in the future. We intend to complete additional acquisitions during 2002, subject to obtaining additional financing to complete these transactions. We anticipate that we will be required to raise an additional $8 million to $15 million to adequately fund the acquisitions and to satisfy our operating and capital budget for 2002. In the event we are unable to obtain additional financing, we intend to concentrate our resources on our existing operations.

We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to do so and meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the revenues from our auction operations, the success of our geographical expansion, the availability of financing on acceptable terms, the reliability of the assumptions of management in estimating costs, costs related to the development of our web site and technologies, economic conditions and competitive factors in the auction industry.

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

We will continue generating revenues through auctions and will attempt to increase our volume of sales by increasing the number of live auctions at our existing locations

We will continue to operate auctions at our 4 locations in Surrey and Coquitlam, British Columbia; Fyfe, Washington; and San Mateo, California. We also hold auctions at customer locations in bankruptcies and insolvencies. We hold, on average, approximately 20 live auctions per month.

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

Continue research and development to improve our web site and auction broadcasting technologies

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies. We are in the process of refining our live auction broadcasting technologies and intend to develop software and systems that will allow us to improve graphical presentations, the speed of our bidding process, the preview of merchandise and the method of registering bidders. We anticipate that we will spend approximately $200,000 on research and development efforts during fiscal 2002, subject to securing additional financing.

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

Summary  of  Operating  and  Capital  Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2002:


            Marketing                         $   250,000
            Ongoing research and development      200,000
            Expansion of inventories              200,000
            Servers and operating systems         100,000
                                            -------------
            Required Capital:                    $750,000

As of June 30, 2002, we had a working capital deficit of approximately $3.7 million, including current liabilities related to deferred compensation notes in the principal amount of $2.7 million issued in connection with our acquisition of iCollector. These deferred compensation notes are convertible at our option into common shares at $1.43 per share, subject to shareholder approval. We intend to convert these notes into common shares if we cannot raise additional capital on acceptable terms to fund payment of the notes and our working capital requirements. We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, if at all, acquisition and/or expansion costs, and the reliability of the assumptions of management in estimating the budgets.

In the event we determine that we may be unable to meet our on-going capital commitments, we may take some or all of the following actions:

     -    reduce  expenditures  on  research  and  development;

     -    reduce  sales  and  marketing  expenditures;

     - reduce general and administrative expenses through lay offs or consolidation of our operations;

     -    suspend  operations  that  are  not  economically  profitable;  or

     -    sell  assets,  including  licenses  to  our  technologies.

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

None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its annual general meeting on June 27, 2002. At that meeting, Abdul Ladha, Barrett E. G. Sleeman, Dr. David Vogt and Michael Boyling were elected to the Board of Directors. The Shareholders also approved Morgan &
Company  as  the  Company's  independent  auditor  for  the  2002  fiscal  year.

The shareholders defeated a resolution to reverse-split the Company's common stock.

The  shareholders  approved  the  change  of  the  Company's  name.


ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

      a)     Exhibits

             10.1  Purchase  and  Sale  Agreement  for  Arizona
                   Property. (Filed herewith)

             99.1 Certification by Chief Executive Officer and Chief Financial Officer. (Filed herewith.)

     b)      Reports  on  Form  8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ABLEAUCTIONS.COM  INC.

Date:  August  13,  2002        By:     /s/  ABDUL  LADHA
                                Name:  Abdul  Ladha
                                Title:  President  &  Chief  Executive
                                Officer (Principal  Executive  Officer)


Date:  August  13,  2002        By:  /s/  DANIEL  LI
                                Name:  Daniel  Li
                                Title:  Chief  Financial  Officer
                                (Principal  Financial  Officer)