Form 10QSB
period 2002-09-30
ABLEAUCTIONS COM INC
filed 2002-11-14
CIK 1099290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 0-28179


                               ABLEAUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

                   Florida                            59-3404233
        (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)            Identification No.)

                              1222 46th Avenue East
                                Fife, Washington
                                      98424
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (253) 926-1122
               (Registrant's telephone number including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVE IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant has 28,726,449 shares of common stock, $0.001, issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

                             ABLEAUCTIONS.COM, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30        DECEMBER 31
                                                                                   2002              2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash and cash equivalents .........................................     $    189,601      $    501,351
     Accounts receivable - trade .......................................          241,670            54,109
     Inventory .........................................................          211,441            75,791
     Prepaid expenses ..................................................          108,491           122,583
     Current portion of receivable on agreement for sale ...............           64,054             5,421
                                                                             ------------      ------------
                                                                                  815,257           759,255

NOTE RECEIVABLE ........................................................          128,108           100,000
TRADEMARK, NET .........................................................             --               8,788
CAPITAL ASSETS, NET ....................................................          638,094         2,693,008
WEB SITE DEVELOPMENT COSTS, NET ........................................             --              31,027
                                                                             ------------      ------------

                                                                             $  1,581,459      $  3,592,078
                                                                             ============      ============

========================================================================================================================

LIABILITIES
CURRENT
     Accounts payable and accrued liabilities ..........................     $    857,647      $  1,262,394
     Current portion of promissory note ................................             --               9,592
     Note payable ......................................................          133,287              --
     Deferred compensation on notes ....................................             --           2,762,808
                                                                             ------------      ------------
                                                                                  990,934         4,034,794

PROMISSORY NOTE ........................................................             --           1,030,718
                                                                             ------------      ------------
                                                                                  990,934         5,065,512
                                                                             ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
CAPITAL STOCK
     Authorized:
             62,500,000 common shares with a par value of $0.001
     Issued and outstanding common shares:
             September 30, 2002 - 28,726,449
             December 31, 2001 - 25,127,020 ............................           28,726            25,127
     Additional paid-in capital ........................................       26,677,513        23,439,124

DEFERRED OPTION PLAN COMPENSATION ......................................          (25,620)         (309,885)
DEFICIT ................................................................      (26,057,163)      (24,618,078)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ..........................          (32,931)           (9,722)
                                                                             ------------      ------------
                                                                                  590,525        (1,473,434)
                                                                             ------------      ------------

                                                                            $   1,581,459     $   3,592,078
                                                                             ============      ============

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   3 MONTHS ENDED                       9 MONTHS ENDED
                                                                    SEPTEMBER 30                         SEPTEMBER 30
                                                                  2002          2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
     Sales .........................................     $    191,593      $    241,182      $    656,240      $   1,176,196
     Commissions ...................................          207,221           129,867           832,709           630,860
                                                         ------------      ------------      ------------      ------------
                                                              398,814           371,049         1,488,949         1,807,056
COST OF REVENUES ...................................           61,399           215,411           309,600           723,831
                                                         ------------      ------------      ------------      ------------
GROSS PROFIT .......................................          337,415           155,638         1,179,349         1,083,225
                                                         ------------      ------------      ------------      ------------
EXPENSES
     Operating expenses  (Note 3) ..................          686,312           506,080         2,041,966         1,953,205
     Amortization of goodwill ......................             --              72,789              --             218,364
     Depreciation and amortization of capital ......           52,497            79,665           162,061           237,355
     assets
     Interest on deferred compensation on notes ....           78,413              --             238,355              --
     Interest on promissory note ...................            6,124              --               6,124              --
                                                         ------------      ------------      ------------      ------------
                                                              823,346           658,534         2,448,506         2,408,924
                                                         ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE OTHER ITEMS ...................         (485,931)         (502,896)       (1,269,157)       (1,325,699)
                                                         ------------      ------------      ------------      ------------

OTHER ITEMS
     Interest income ...............................            1,582            15,475             1,752            21,751
     (Loss) Gain on disposal of assets .............            8,654              --               8,654              --
     Foreign exchange gain (loss) ..................              503            21,114            (1,072)           19,589
                                                         ------------      ------------       -----------      ------------
                                                               10,739            36,589             9,334            41,340
                                                         ------------      ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...........         (475,192)         (466,307)       (1,259,823)       (1,284,359)
GAIN (LOSS) ON DISPOSITION OF BUSINESS OPERATIONS ..          300,853          (101,245)          300,853          (532,327)
DISCONTINUED OPERATIONS ............................         (282,982)         (138,398)         (480,115)          263,350
                                                         ------------      ------------      ------------      ------------
LOSS FOR THE PERIOD ................................     $   (457,321)     $   (705,950)    $  (1,439,085)     $ (1,553,336)
                                                         ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE
     Income (Loss) from continuing operations ......     $      (0.02)     $      (0.02)    $      (0.05)      $      (0.06)
     Loss for the period ...........................     $      (0.02)     $      (0.03)    $      (0.06)      $      (0.07)
                                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ......       25,568,682        20,976,661        25,568,682        20,976,661
                                                         ============      ============      ============      ============

                             ABLEAUCTIONS.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                9 MONTHS ENDED SEPTEMBER 30
                                                                                   2002            2001
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period from continuing operations .....................     $(1,259,823)     $(1,284,359)
     Non-cash items included in net loss:
         Depreciation and amortization ..................................         162,061          237,355
         Amortization of goodwill .......................................            --            218,364
         Bad debts ......................................................            --             28,007
         Gain on disposal of asset ......................................          (8,654)            --
         Interest on deferred compensation on notes .....................         238,355             --
         Stock based compensation .......................................         114,103          157,653
         Shares issued for other than cash ..............................         157,276             --
                                                                              -----------      -----------
                                                                                 (596,682)        (642,980)
     Changes in operating working capital items:
         (Increase) Decrease in accounts receivable .....................        (438,354)         288,406
         (Increase) Decrease in inventory ...............................        (135,650)         (36,805)
         Increase (Decrease) in prepaid expenses ........................          14,092         (158,061)
         Increase (Decrease) in accounts payable and accrued liabilities          127,111          258,699
                                                                              -----------      -----------
     Net cash used in operating activities ..............................      (1,029,482)        (290,741)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets, net ....................................         (20,843)         (35,950)
     Proceeds on disposition of subsidiaries, net of cash divested ......            --             23,207
     Proceeds of receivable on agreement for sale .......................            --             64,994
     Proceeds on disposition of building ................................       1,700,000             --
     Investment in subsidiaries .........................................            --          2,161,308
     Note receivable ....................................................         100,000             --
                                                                              -----------      -----------
      NET CASH FROM INVESTING ACTIVITIES ................................       1,779,157        2,213,559
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of promissory note .......................................      (1,030,718)          (7,202)
     Share issuance costs ...............................................          (7,497)         (12,840)
                                                                              -----------      -----------
      Net cash from (used in) financing activities ......................      (1,038,215)         (20,042)
                                                                              -----------      -----------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD ......................        (288,541)       1,902,776
NET CASH USED IN DISCONTINUED OPERATIONS ................................        (172,478)         (95,263)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................         673,829        1,376,814
EFFECT OF EXCHANGE RATES ON CASH ........................................         (23,209)         (18,504)
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................     $   189,601      $ 3,165,823
                                                                              ===========      ===========



Supplemental disclosures with respect to cash flows (Note 10)

                             ABLEAUCTIONS.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



1.   BUSINESS AND BASIS OF ORGANIZATION

     Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc. On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

     The Company's primary business activity is as a high-tech business-to-business and consumer auctioneer that conducts live auctions. Approximately 25% of these auctions are simultaneously broadcast over the Internet. The Company liquidates a broad range of equipment, including computers, electronics, office equipment, furniture and industrial equipment that it acquires through bankruptcies, insolvencies and defaults.

     The Company's primary operating subsidiaries at September 30, 2002 are:

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

          Icollector International Ltd., a Canadian-based Internet auction facility.

          Jarvis Industries Ltd., a Canadian-based auction house.

     The unaudited consolidated financial statements of the Company at September 30, 2002 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on April 23, 2002. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

                             ABLEAUCTIONS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


2.   LIQUIDITY AND FUTURE OPERATIONS

     The Company has sustained net losses and negative cash flows from operations since its inception. At September 30, 2002 the Company has negative working capital of $175,677. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity or debt financing. Management is seeking to increase revenues through continued marketing of its services; however, additional funding is required.

     Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.


3.   OPERATING EXPENSES


---------------------------------------------------------------------------------------------------------------------------------
                                                                 3 MONTHS ENDED                 9 MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                                2002         2001           2002             2001
 --------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Accounting and legal ............................     $  100,735     $   15,440     $  200,525     $   43,999
    Advertising and promotion .......................         56,268         54,428        213,742        231,155
     Automobile .....................................          4,166          3,470         16,216         21,322
     Bad debts ......................................           --            3,433            858          3,695
    Commission ......................................           --            2,460           --            3,127

     Consulting .....................................         28,578         30,688         99,607         90,474
     Insurance ......................................         30,618         34,313         87,024         89,271
     Investor relations and shareholder .............         14,964          4,736         34,698          5,913
       information
     Licenses and permits ...........................            890            643          2,048          1,974
     Management fees ................................         42,339           --          145,116           --
     Office and administration ......................         60,105          2,297        114,062         76,616
     Rent and utilities .............................         70,708        102,085        211,837        368,375
     Repairs and maintenance ........................          6,459         23,364         20,986         63,849
     Salaries and benefits ..........................        179,651        207,445        713,836        882,152
     Telephone ......................................          7,363          8,080         22,950         52,939
     Travel .........................................         17,090         13,198         23,329         18,344
     Website maintenance ............................         66,378           --          135,132           --
                                                          ----------     ----------     ----------     ----------
Total operating expenses ............................        686,312        506,080      2,041,966      1,953,205
                                                          ==========     ==========     ==========     ==========

4.   NOTE RECEIVABLE

     In conjunction  with our sale of certain assets  belonging to Able Auctions
     (1991) Ltd., we obtained a note. The note is payable in the amount of US$5,338 per month for three years, without interest, due July 31, 2005 and is secured by the pledge and escrow to the Company of the shares of Able Solutions, Inc., the purchaser of the assets.

                    Note receivable           192,162
                     Less: current portion    (64,054)
                                              -------
                                              128,108


5.   STOCK OPTION PLAN

     On September 6, 2002, the Company granted to employees and consultants options to acquire a total of 4,605,000 common shares, 3,905,000 shares at an exercise price of $0.15 and 700,000 shares at an exercise price of $0.25.



6.   RELATED PARTY TRANSACTIONS

     During the nine month period ended September 30, 2002 the following related party transactions occurred:

     a) The Company paid rent of $66,312 to an entity controlled by its Chief Executive Officer and director.

     b) The Company paid and accrued a total of $114,221 in management fees for services performed by its CEO. The payments were made payable to an entity controlled by the Company's CEO and director.

     c)   Note payable of $133,287 is owing to a director of the Company.

     d) During the quarter ended September 30, 2002, due to a lack of capital to finance the transaction, the Company entered into a joint venture with three of its directors to acquire inventory of crystal and fine china for $337,179. The Company's share of the joint venture is 27% and the financial statements reflect only the Company's pro-rata share of the inventory. As at September 30, 2002, no inventory had been sold by the joint venture.



7.  DIVESTITURES

     a) Effective August 1, 2002, the Company disposed of part of the assets and liabilities of one of its subsidiaries, Able Auctions (1991) Ltd.

          The purchase price is to be paid as follows:

          Cash of US$192,162 payable in the amount of US$5,338 per month for three years after the closing date, without interest, evidenced by a promissory note and secured by the pledge and escrow to the Company of shares in Able Solutions, Inc.

          In addition the purchaser has guaranteed payment of the liabilities assumed in the transactions.

          The fair value of the assets and liabilities that were sold were as follows:

          Receivable        $    41,744
          Inventory             102,858
          Other assets          186,696
          Liabilities          (518,777)
                            -----------
                            $  (187,479)
                            ===========

          The revenues and expenses  related to the  operation of Able  Auctions
          (1991) Ltd until August 1, 2002, and for the comparative fiscal period are included in discontinued operations.


     b) The Company discontinued operations in Arizona and San Francisco in July 2002 and August 2002 respectively. The losses incurred during the nine month period ending September 30, 2002 are included in discontinued operations.

          In connection with the discontinuance of its Arizona operation the Company entered into an agreement to sell its Arizona building for $1,700,000. The sale price consisted of $400,000 in cash, assumption of the mortgage on the property totaling $1,000,000, and a promissory note for the balance of $287,500 payable in May 2003. This receivable was assigned to a director of the Company in consideration of a reduction in the amount of debt due to the director and for an immediate injection of the funds into the Company. The Company incurred a loss of $139,874 on the disposal of the Arizona property. This loss is included in discontinued operations.



8.   NOTE PAYABLE

     The Company is indebted to a director of the Company in the amount of $133,287, payable on demand with interest at 10% per annum, secured by a General Security Agreement against the assets of the Company. The director also has agreed to provide a line of credit in the amount of $1,000,000 to the Company. The line of credit is also secured with the Company's assets.


9.   WARRANTS

     During the period ended September 30, 2002, the Company issued 100,000 warrants in exchange for legal services having a value of $17,730.

     The warrants are convertible into the Company's common stock at a price of $0.40 per share.

     If any portion of the warrants are not exercised, the unexercised portion will expire on June 30, 2004



10.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     During the period ended June 30, 2002, the Company issued 716,045 common shares in exchange for cancellation of debt totalling $164,743, and in payment for services rendered and as compensation valued at $94,122


     During the period ended September 30, 2002, the Company further issued 2,883,384 common shares in exchange for cancellation of debt totalling $3,070,115 and in payment for services rendered and as compensation valued at $63,154.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information included in this Form 10-QSB constitutes "forward-looking statements." within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include words such as "believes," "anticipates," "intends," "expects" and similar kinds of words. Forward-looking statements involve risks, uncertainties and other factors, some of which are not yet known to us. These risks, uncertainties and other factors may cause our actual results or achievements to be materially different from the results or achievements expressed or implied in the forward-looking statements. Such factors include, but are not limited to, the following:

o risks related to our acquisition strategy and our ability to integrate acquired businesses into our operations;

o    our ability to obtain financing on acceptable terms;

o    competition in the auction industry;

o    market acceptance of live auction broadcasts on the Internet;

o    our ability to retain our key personnel;

o our dependence on marketing relationships with auction houses and third party suppliers;

o    government regulation of Internet commerce and the auction industry;

o    economic factors affecting the sales of auction merchandise;

o    risks related to capacity and systems disruptions on the Internet;

the factors more fully discussed in this Quarterly Report and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion relating to our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2001. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Our results for the third quarter reflect management's ongoing efforts to reduce costs and achieve profitability. We have implemented strong controls throughout the organization that we believe will help us achieve profitability by year-end. During this quarter we paid some of our debt with our common stock, we sold our building in Arizona, and we entered into a licensing agreement with Able Solutions, Inc. These actions have substantially reduced our overall liabilities from $5,932,099 last quarter to $990,934.

Despite the traditionally slow summer months and the limited impact of our cost-cutting efforts on this quarter, our technology division and our subsidiary, iCollector International, Ltd., were profitable. Our general auction operations and our automotive auctions in particular were most heavily affected by the sluggish economy but are now showing signs of recovery. The elimination of debt, curbing of overhead and licensing of certain non-performing operations have helped to eliminate the drag on our business. Since September 2002, we have increased our focus on specialty auctions and liquidations, acquiring larger inventories at better margins. Some of these "specialty auctions" include 42,000 pieces of fine, name-brand crystal and china and inventory from an abandoned tower in New York City. Management believes this strategy will play a pivotal role in our growth.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Revenues. During the three month period ended September 30, 2002, we had net auction revenues of $398,814 compared to $371,049 during the same period in 2001, an increase of $27,765 or approximately 7.5%. Sales of goods were 48% of our revenues during the three month period ended September 30, 2002, compared to 65% during the three month period ended September 30, 2001. Due to cash flow constraints in the latter part of 2001 and in 2002, we have not been in a position to acquire as much inventory as our business plan had anticipated. As a result we have conducted a larger proportion of our auctions on a consignment basis. If we are able to improve our cash flow, we plan to purchase more inventory for sale. In that event, revenues from the sales of goods should increase as a percentage of revenues, since sales of inventory we purchase generally result in higher gross profit margins than sales of consigned inventory.

Operating Expenses. During the three month period ended September 30, 2002, operating expenses were $686,312 as compared to $506,080 for the same period in 2001, an increase of $180,232 or approximately 35.6%. Operating expenses are higher than the corresponding period in the previous year as a result of increased legal fees, management fees (in lieu of salary) paid to our President and Chief Executive Officer and our former Chief Financial Officer, and website maintenance.

Personnel and consulting expenses were $250,568 or 36.5% of our operating expenses during the three month period ended September 30, 2002 as compared to $240,593 or 47.5% of our operating expenses during the three-month period ended September 30, 2001. These expenses consisted of salaries and benefits totaling $179,651 as compared to $207,445 for the three month period ended September 30, 2001 and consulting and management fees of $70,917 as compared to $30,688 for the three month period ended September 30, 2001. We paid no commissions during the three month period ended September 30, 2002, as compared to $2,460 for the three month period ended September 30, 2001. The increases in personnel and consulting expenses relate to increased management fees and severance costs that we paid which related to our cost-cutting measures.

During the three month period ended September 30, 2002, advertising and promotion expenses remained relatively constant at $56,268 or 8.2% of our operating expenses as compared to $54,428 or 10.8% of our operating expenses for the three month period ended September 30, 2001.

Our general overhead expenses totaled $196,509, or 28.6% of our total operating expenses and 49.3% of our total revenue for the three month period ended September 30, 2002 as compared to $186,807, or 36.9% of our total operating expenses and 50.3% of our total revenue for the three month period ended September 30, 2001. General overhead expense related to rent and utilities was $70,708 as compared to $102,085 for the three month period ended September 30, 2001, telephone expense was $7,363 as compared to $8,080 for the three month period ended September 30, 2001, travel expense related to operations was $17,090 as compared to $13,198 for the three month period ended September 30, 2001, repair and maintenance expense was $6,459 as compared to $23,364 for the three month period ended September 30, 2001, automotive expense was $4,166 as compared to $3,470 for the three month period ended September 30, 2001, insurance expense was $30,618 as compared to $34,313 for the three month period ended September 30, 2001 and office expense totaled $60,105 as compared to $2,297 for the three month period ended September 30, 2001. The sizeable increase in office expense was primarily related to our listing of additional shares with the American Stock Exchange. Most of these additional shares related to our acquisition of iCollector PLC.

Professional fees were $100,735 during the three month period ended September 30, 2002 as compared to $15,440 for the three month period ended September 30, 2001. Professional fees related to the preparation of our Securities Exchange Act reports and American Stock Exchange filings, fees related to the preparation of documentation for a line of credit from our President, Abdul Ladha, fees for documentation prepared relating to our cost cutting measures, and fees for general business consulting, including continued advice related to our acquisition of iCollector PLC and its restructuring.

Depreciation and amortization expense was $52,497 for the three month period ended September 30, 2002 as compared to $79,665 for the three month period ended September 30, 2001. Depreciation and amortization expense is lower than the previous year because certain depreciable assets were part of operations that were discontinued in 2002 and were accounted for as a part of discontinued operations.

Gross Profit. Cost of goods sold was $61,399 for the three month period ended September 30, 2002 as compared to $215,411 for the three month period ended September 30, 2001. Gross profit was $337,415 for the three month period ended September 30, 2002, or 84.6% of revenues, as compared to $155,638 for the three month period ended September 30, 2001, or 41.9% of revenues. The increase in gross profit during this quarter resulted from sales of inventory that we owned, rather than inventory that was consigned.

Operating Income and Net Loss. For the quarter ended September 30, 2002, we realized a loss from operations of $475,192 as compared to $466,307 for the three month period ended

September 30, 2001. During the three month period ended September 30, 2002, we realized a gain in the amount of $300,853 on the disposition of discontinued operations as compared to a loss of $101,245 on the disposition of discontinued operations for the three month period ended September 30, 2001. We also realized a loss of $282,982 from discontinued operations during the three month period ended September 30, 2002, as compared to $138,398 for the three month period ended September 30, 2001. During the three month period ended September 30, 2002, we realized an overall net loss of $457,321, or $0.02 per share as compared to an overall net loss of $705,950, or $0.03 per share, for the three month period ended September 30, 2001.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Revenues. During the nine month period ended September 30, 2002, we had net auction revenues of $1,488,949, compared to $1,807,056 during the same period in 2001, a decrease of $318,107 or approximately 17.6%. Sales of goods were 44.1% of our revenues during the nine month period ended September 30, 2002, compared to 65.1% during the same period in 2001. Due to cash flow constraints in the latter part of 2001 and in 2002, we have not been in a position to acquire as much inventory as our business plan had anticipated. As a result we have conducted a larger proportion of our auctions on a consignment basis. If we are able to improve our cash flow, we plan to purchase more inventory for sale. In that event, revenues from the sales of goods should increase as a percentage of revenues, since sales of inventory we purchase generally result in higher gross profit margins than sales of consigned inventory.

Operating Expenses. During the nine month period ended September 30, 2002, operating expenses were $2,041,966, as compared to $1,953,205 for the nine month period ended September 30, 2001. Operating expenses are higher than the corresponding period in the previous year as a result of increased legal fees, management fees and website maintenance. We anticipate that overall operating expenses will decrease for the remainder of 2002 as a result of our cost cutting measures.

Personnel and consulting expenses were $958,559 or 46.9% of our operating expenses during the nine month period ended September 30, 2002 as compared to $975,753 or 50% of our operating expenses during the nine month period ended September 30, 2001. These expenses consisted of salaries and benefits totaling $713,836 as compared to $882,152 for the nine month period ended September 30, 2001 and consulting and management fees totaling $244,723 as compared to $90,474 for the nine month period ended September 30, 2001. We paid no commissions during the nine month period ended September 30, 2002, as compared to $3,127 in commissions for the nine month period ended September 30, 2001. In August 2002, as part of our cost cutting measures, we terminated certain employees and, in connection with the termination, paid severance benefits. We expect this reduction in personnel expenses to reduce overall operating expenses in the future.

During the nine month period ended September 30, 2002, advertising and promotion expenses were $213,742 or 10.5% of our operating expenses as compared to $231,155 or 11.8% of our operating expenses for the nine month period ended September 30, 2001.

General overhead expense related to rent and utilities totaled $211,837 as compared to $368,375 for the nine month period ended September 30, 2001, telephone expense totaled $22,950 as compared to $52,939 for the nine month period ended September 30, 2001, travel related to operations totaled $23,329 as compared to $18,344 for the nine month period ended September 30, 2001, repair and maintenance expense totaled $20,986 as compared to $63,849 for the nine month period ended September 30, 2001, automotive expense totaled $16,216 as compared to $21,322 for the nine month period ended September 30, 2001, insurance expense totaled $87,024 as compared to $89,271 for the nine month period ended September 30, 2001 and office expense totaled $114,062 as compared to $76,616 for the nine month period ended September 30, 2001. These expenses totaled $496,404, or 24.3% of our total operating expenses and 33.3% of our total revenue for the nine month period ended September 30, 2002 as opposed to $690,716, or 35.4% of our total operating expenses and 38.2% of our total revenue for the nine month period ended September 30, 2001.

As a result of our staff reductions, we anticipate that general overhead as a percentage of operating expenses and total revenue will further decrease in future periods.

Professional fees were $200,525 during the nine month period ended September 30, 2002 as compared to $43,999 for the nine month period ended September 30, 2001. Professional fees related to the preparation of our Securities Exchange Act reports and American Stock Exchange filings, and included professional fees associated with the filing of an S-1 Registration Statement, fees related to the preparation of documentation for a line of credit from our President, Abdul Ladha, fees for documentation required by our cost cutting measures and fees for general business consulting, including continuing services related to our acquisition of iCollector PLC and its restructuring.

Depreciation and amortization expense was $162,061 for the nine month period ended September 30, 2002 as compared to $237,355 for the nine month period ended June 30, 2001. Depreciation and amortization expense are lower than the previous year because certain depreciable assets were part of operations that were discontinued in 2002 and were accounted for as discontinued operations.

Gross Profit. Cost of goods sold was $309,600 for the nine month period ended September 30, 2002 as compared to $723,831 for the nine month period ended September 30, 2001. Gross profit was $1,179,349 for the nine month period ended September 30, 2002, or 79.2% of revenues, as compared to $1,083,225 for the nine month period ended September 30, 2001, or 60.0% of revenues. Until we developed our inventory procurement model, normal gross margins were approximately 25% to 60% overall. We believe gross profits will increase in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Income and Net Loss. For the nine month period ended September 30, 2002, we realized a loss of $1,259,823 from operations as compared to a loss of $1,284,359 for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002, we realized a gain of $300,853 on disposition of discontinued operations as compared to a loss on disposition of discontinued operations of $532,327 for the nine month period ended September 30, 2001. We also realized a loss of $480,115 from discontinued operations during the nine month period ended September 30, 2001, as compared to a gain of $263,350 for the nine month period ended September 30, 2001. We realized an overall net loss for the nine month period ended September 30, 2002 of $1,439,085 or $0.06 per share as compared to $1,553,336 or $0.07 per share for the nine month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In order to finance operations, provide working capital and purchase inventory, we have secured a line of credit for up to $1 million from our President. The line of credit is secured by our assets.

Our working capital position at September 30, 2002 was a negative $175,677. As of September 30, 2002, we had cash and cash equivalents of $189,601, accounts receivables of $241,670, inventory of $211,441, prepaid expenses of $108,491 and $64,054 representing the current portion of a receivable due from the sale of certain assets of our subsidiary, Able Auctions (1991) Ltd. We anticipate that trade accounts receivables and inventory may decrease during the remainder of fiscal 2002 as a result of our cost cutting measures. Cash flow used for operating activities required $1,029,482 during the quarter ended September 30, 2002. We anticipate that cash resources will remain constant for 2002. Our cash resources may decrease if we are unable to maintain positive cash flow from our business through 2002. We intend to continue our acquisition program only if additional financing is available.

Cash flow from investing activities during the quarter ended September 30, 2002 generated $1,779,157. This was due primarily to the repayment of a note receivable related to the sale of our Arizona property.

Net cash flow from financing activities during the quarter ended September 30, 2002 was $1,038,215. This was also primarily due to the repayment of the promissory note we received on the sale of our Arizona property.

We believe that revenues from our operations will be sufficient to satisfy our working capital needs for the remainder of 2002, since management has suspended our acquisition and expansion plans until additional financing is available and has reduced budgeted expenditures related to technology development and upgrades.


OUTLOOK

We believe that we have created an infrastructure, Internet technology, and inventory procurement model that will realize significant benefits in the future. Because under current market conditions we are unable to obtain bank financing, we intend to concentrate our resources on existing operations rather than expansion. We intend to meet our cash requirements through revenues generated from our operations, a loan from our President and private or public placements of our equity or debt. We are currently seeking such financing by presenting our business plan to merchant and investment banks, fund managers and investment advisors. We cannot assure you that we will successfully raise any additional financing on acceptable terms, if at all, and our failure to do so and meet our cash requirements will force us to abandon some of our plans of operation, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

We cannot assure you that our actual expenditures for this period will not exceed our estimated operating and capital budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, such as competitive factors in the auction industry that may require us to spend more on advertising or acquiring inventory than we planned.

We will continue to operate auctions at our British Columbia and Tacoma, Washington locations. We also hold auctions on eBay and at customer locations in bankruptcies and insolvencies. Between eBay and our physical locations, we hold, on average, approximately 20 live auctions per month. We will also continue to focus on larger specialty auctions and liquidations that require more capital up front, but provide us with better margins.

We eventually intend to broadcast the auctions of other auction houses from a variety of locations throughout North America. It is also our intention to continue to license our software and intellectual property, as we did with Able Solutions, Inc. in August 2002, to other auction companies and to commence marketing efforts in the remainder of 2002. We also intend to continue to identify possible auction companies with which to enter into marketing relationships.

Set forth below is our estimated cash operating and capital budgets for operations for the fiscal year ending December 31, 2002:


    Continued support of iCollector Operations               250,000
    Continued support of auction operations                  200,000
    Budget for Specialty Auctions                            400,000
                                                             -------
    REQUIRED CAPITAL:                                       $850,000


As of September 30, 2002, we had a working capital deficit of $175,677.

In the event we determine that we may be unable to meet our on-going capital commitments, we may take some or all of the following actions:

o reduce expenditures on iCollector and on our traditional auction house operations;

o    reduce the number of specialty auctions;

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)       Exhibits

     3.1  Certificate of Incorporation(1)

     3.2  Bylaws(1)

     10.1 Commercial Line of Credit Agreement(2)

     99. Certification of Officers of Ableauctions, Inc. Pursuant to 18 USCss.1350(2)

     (1) Incorporated by reference from the registrant's registration statement on Form 10-SB.

     (2)  Filed herewith.

    b)       Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ABLEAUCTIONS.COM INC.

Date: November 14, 2002    By:             /s/ ABDUL LADHA
                                           Name:  Abdul Ladha
                                           Title: President & Chief Executive
                                           Officer
                                           (Principal Executive Officer)


Date: November 14, 2002    By:             /s/ DANIEL LI
                                           Name:  Daniel Li
                                           Title: Chief Financial Officer
                                           Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Abdul Ladha, Chief Executive Officer of Ableauctions, Inc., certify that:

     I have reviewed this quarterly report on Form 10-QSB of Ableauctions, Inc.

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

     I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the Company.

     I have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared.

     I have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

     I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002


                                            /s/ Abdul Ladha
                                            ------------------------------------
                                            Abdul Ladha,
                                            Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Daniel Li, Chief Financial Officer of Ableauctions, Inc., certify that:

     I have reviewed this quarterly report on Form 10-QSB of Ableauctions, Inc.

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

     I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the Company.

     I have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared.

     I have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

     I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002


                                            /s/ Daniel Li
                                            ------------------------------------
                                            Daniel Li,
                                            Chief Financial Officer

                                                                     EXHIBIT 99.

                            CERTIFICATION OF OFFICERS
                              OF ABLEAUCTIONS, INC.
                            PURSUANT TO 18 USCss.1350



I hereby certify that the accompanying report on Form 10-QSB for the period ended September 30, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by Ableauctions, Inc. fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Abdul Ladha
----------------------------------
Abdul Ladha, President
and Chief Executive Officer




/s/ Daniel Li
----------------------------------
Daniel Li,
Chief Financial Officer