Form 10KSB
period 2002-12-31
ABLEAUCTIONS COM INC
filed 2003-03-27
CIK 1099290

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:  000-28179

ABLEAUCTIONS.COM, INC.

(Exact name of small business issuer in its charter)

Florida	59-3404233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1963 Lougheed Highway Coquitlam, British Columbia Canada	V3K 3T8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 521-3369

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

No

[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

State issuer’s revenues for most recent fiscal year:  $2,274,136

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 28, 2003 was 28,726,449.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2003, based on the average bid and ask price on the American Stock Exchange as of such date, was approximately $1,393,586.

Documents Incorporated by Reference:  None.

Transitional Small Business Format.   Yes [  ]   No [X]

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to political and economic uncertainties; risks related to the Registrant’s acquisition strategy and its ability to integrate acquired businesses into its operations; risks involved in implementing a new business strategy; the Registrant’s ability to obtain financing on acceptable terms; competition in the auction industry; market acceptance of live auction broadcasts on the Internet; the Registrant’s ability to manage growth and integrate the operations of acquired auction houses; risks of technological change; the Registrant’s dependence on key personnel; the Registrant’s dependence on marketing relationships with auction houses and third party suppliers; the Registrant’s ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; economic factors affecting the sales of auction merchandise; dependence on continued growth in use of the Internet; risks of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described in this report.

PART I

Item 1.

Description of Business

Overview

We were incorporated under the laws of the state of Florida as J. B. Financial Services, Inc. on September 30, 1996.  We changed our name to Ableauctions.com, Inc. on July 19, 1999.  From the date of our incorporation until August 24, 1999, we had no material business and no material revenues, expenses, assets or liabilities.

Our shares began trading on the OTC Bulletin Board under the symbol “ABLC” on July 21, 1999.

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

Our primary business activity is as a liquidator and auction technology company.  We are an early stage company and we have developed our business and technology through the acquisition of auction houses in the United States, Canada and England.  We conduct live auctions for our clients and simultaneously broadcast them over the Internet.  Through our liquidation stores, we acquire merchandise through bankruptcies, insolvencies and defaults.

As a liquidator, we auction merchandise and equipment from a variety of industries including antique, automotive, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others.  Our auctions are open to the public.  Our typical auction draws approximately 300 to 500 bidders in person and offers on average approximately 1,200 items or lots of merchandise and equipment for auction.  We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer’s premiums charged to purchasers of the merchandise.  We also receive revenues from auctioning merchandise that we purchase and sell at our auctions.

We conduct the majority of our auctions on an unreserved basis with no minimum prices, resulting in each and every item being sold to the highest bidder on the day of the auction.  Our policy is to prohibit consignees from bidding on the items that they consign to us for auction.  We attempt to differentiate our auction services from our competitors through our “no minimum price policy” and by selling merchandise without interference or competition from consignees.

After an auction, purchasers generally make their own arrangements to take possession of the auctioned property.  If purchasers make arrangements with us, we can make available shipping services to forward the property to the buyer by mail freight forwarder, truck transport, or other delivery services for a cost.  As agent of the consignor, we normally collect payment from the buyer for property purchased and remit to the consignor, on the settlement date, the consignor’s portion of the buyer’s payment, less consignor cash advances, if any, and commissions payable to us.  We sometimes release property sold at auction to qualified buyers (primarily dealers) on credit before we receive payment.  These qualified buyers generally have an account or line of credit (within established credit limits) with us and agree to make payment within 30 days.  We extend credit only to buyers who have done business with us in the past and have an established credit standing with us.

Through our wholly-owned subsidiary, iCollector.com Technologies Ltd., referred to as iCollector throughout this Annual Report, we conduct approximately 10 auctions per month on eBay Live Auctions.  iCollector represents antique, fine art and premium collectible auction houses and broadcasts auctions on eBay using eBay Live Auctions technology.   iCollector also catalogues its clients inventory and hosts them on its site located at www.icollector.com.

In June 2002, we announced that we renewed our agreement with eBay to facilitate live auctions between our global auction house client base and eBay Live Auctions.  Under our strategic alliance with eBay Live Auctions, iCollector facilitated over 250 live auctions in 2001 and 209 live auctions in 2002.  Inventory included fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that were obtained from countries worldwide, including Sweden, Italy, Spain, England, Canada and the United States.

Management believes that our business relationship with eBay creates an excellent opportunity for us.  eBay has set the standard for silent auctions with unparalleled acceptance levels, user base and transaction volume.  We are committed to accomplishing similar goals in the hosting and broadcasting of live auctions over the Internet, and we believe that our relationship with e-Bay will help us attain these goals.

Ableauctions has developed technology to manage the back-end of auction operations and broadcast live auctions over the Internet, applying its experience in managing and operating auction houses with Internet broadcasting capabilities.  Ableauctions intends to deploy its technology, along with the services of eBay, beyond antique and collectible auctions house and into industrial and commercial auction houses throughout North America – a market it believes has significant opportunities.

During the year 2000 we began to expand our “bricks and mortar” business by acquiring existing brick-and-mortar auction companies.  In February 2000 we acquired the assets of Falcon Trading, a small regional auction company located in Redmond, Washington.  In March 2000, we acquired the assets of Mesler’s Auction House, an auction house located in Scottsdale, Arizona, along with related real estate and a 50,000 square foot building.  In May 2000, we acquired the assets of Auctions West Sales Corporation, a liquidator of the assets of bankrupt persons or businesses located in Vancouver, British Columbia, Canada.  Also in May 2000 we acquired Ehli’s Commercial/Industrial Auctions, Inc., an auction house located in Tacoma, Washington.  In July 2000, we acquired Johnston’s Surplus Office Supplies Ltd., located in Vancouver, British Columbia.

In 2001, in order to develop and expand our on-line auction business, we acquired iCollector PLC, which was located in England.

Many of our acquisitions were structured as stock transactions.

In addition to acquiring regional auction houses, our strategy was to increase the gross revenues and profitability of our existing auction operations and to expand the scope of our auction audience through the capabilities of the Internet.  We believed that the growth of the Internet facilitated the development of solutions to some of the traditional problems we face in operating our auction business, including reaching potential buyers of merchandise and equipment in other geographic locations, increasing the size of bidding audiences for our auctions, reaching more potential consignees of merchandise, and automating our auction preview process.  Our goal was to expand our operations by linking regional auction houses together through our web site.  We believed that this would allow us to generate a greater volume of traffic and interest to our web site and sales through our auctions.

In light of abrupt shifts in market conditions in early 2001, we were not able to obtain the financing required to complete our most significant acquisition or deploy our business strategy as previously planned.  Despite the lack of working capital and shortfall in financing, we prudently redefined our business objectives and continued forward.  We developed technology for broadcasting live auctions over the Internet, applying our experience from the auction houses we owned and the services we provided for our antique and collectible auction houses on eBay.

In 2002, we set our objectives to:

•

develop a live auction technology;

•

enhance our relationship with eBay and our iCollector partners;

•

bring iCollector to profitability;

•

reduce our debt;

•

bring the parent company to profitability;

•

eliminate non-performing subsidiaries.

We have made significant progress in the development of our live auction technology and were able to use the same infrastructure to turn iCollector profitable.  Also in 2002, we were able to negotiate a contract with eBay to further our relationship.  In the course of the year, we began an intensive restructuring program in order to meet our objectives.

We closed our San Mateo and Arizona operations and sold the 50,000 square foot building we owned in Arizona, thereby reducing our debt by over $1 million.  We eliminated an additional $3 million in debt by settling the deferred consideration related to the iCollector acquisition by issuing 2,090,134 shares of our common stock at $1.43 per share.  We eliminated another $500,000 in debt through the sub-license of both our name, “Ableauctions”, and our operations in British Columbia, Canada.

In order to continue to maintain a “bricks and mortar” presence and contain the risks associated with our technology and auction operations, we invested $150,000 in our Washington subsidiary, Ehli’s Commercial/Industrial Auctions, Inc., and expanded its operations to a larger facility.

During the last fiscal year, we focused on licensing our technology.  We also obtained a $1million line of credit from our President and Chief Executive Officer.

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

There are five models of online auctions:

•

Event-based live auctions:  Bidders participate in live auctions transmitted over the Internet in real-time.  Users register to qualify as bidders to participate before the time of the auction and bid for merchandise auctioned at physical auctions.  Online bidders typically bid against bidders present at the physical auctions.

•

Business-to-consumer:  Businesses or consumers bid on products that are listed on an auction’s web site within a set time limit.  The auctioned merchandise is sold to the highest bidder.

•

Consumer-to-consumer auctions:  Sellers post merchandise on the web site in one of several categories.  Hundreds of thousands of items, at all price ranges, are listed and bidders haggle directly with sellers to purchase the merchandise.

•

Specialty auctions:  Sellers offer specific types of merchandise for auction on specialty online auctions that serve eclectic collectors or consumers interested in a special product niche.

•

Business-to-business:  Businesses offer merchandise for auction to other businesses, including items for liquidation, salvaged merchandise, excess inventory, distressed inventory, and other items offered in large lots of several hundred items.

Competition

We believe that the principal competitive factors in the auction market are:

•

reputation;

•

customer service;

•

the ability to provide a variety of merchandise at an exceptional value; and

•

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

The used equipment and the industrial equipment auction markets are highly fragmented.  The major auctioneers in these markets include Michael Fox International, an international auctioneer of industrial equipment and real estate, Ritchie Bros. Auctioneers, an international auctioneer of industrial equipment and Maynard’s Auctioneers, an auctioneer and liquidator of household items, antiques, and commercial goods.  We also compete with a number of smaller independent auctioneers as well as with equipment manufacturers, distributors, new or used equipment dealers, and equipment rental companies seeking to sell unwanted merchandise.

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

We believe that the market leaders in broadcasting live auctions over the Internet are:

-

BidSpotter, Inc.

-

DoveBid

-

AMS – Auction Management Solutions

-

Manheim Online

-

Copart Auto Auctions

-

Live Global Bid

-

ProxiBid

-

ABC – Auction Broadcasting Company

-

Bidder Central

Additionally, several auctioneers have launched web sites that allow buyers to search for and bid on merchandise contained within the seller’s inventory.  Buyers search for the merchandise by visiting the web site and purchase directly from the auctioneer.

We believe that the following features may allow us to differentiate our web site from the web sites of our competitors:

•

Live Broadcast.  We broadcast live auctions from physical auction sites over the Internet in real time, which allow visitors to our web site to compete against bidders attending the live auction.

•

Commercial Goods.  We broadcast some live auctions that feature merchandise and equipment targeted at business or commercial buyers.

•

Consumer Goods.  We also broadcast live auctions targeted at consumers featuring merchandise such as antiques, collectibles, furniture, household items, and other consumer goods.

•

Silent and Charity Auction.  Our web site features a silent auction and a charity auction that lists items for auction that will be sold to the highest bidder.

We believe that potential bidders will save time and effort by previewing merchandise in advance of an auction using video and sound clips posted on our web site.

We believe that our “no minimum price” policy coupled with broadcasting our auctions live on the Internet through our web site will result in a greater volume of consigned equipment and higher gross auction sales.

Our Auction Operations

We conduct physical auctions from our auction houses located in British Columbia and  the states of Washington.

Our operations in the United States include:

Auction House or Other Business

Location

Ehli’s Auctions

Tacoma, Washington

Icollector.com Technologies, Ltd.

New York City and Buffalo, New York

Ableauctions.com (Washington) Inc.

Tacoma, Washington

Our operations in Canada include:

Able Auctions (1991) Ltd.

Surrey and Coquitlam, British Columbia

Jarvis Auctions

Vancouver, British Columbia

Icollector.com Technologies, Ltd.

Vancouver, British Columbia

Approximately 65% of our annual revenues are derived from our US operations and approximately 35% of our annual revenues are derived from our Canadian operations.

In the auctions we conduct, we auction up to approximately 1,200 items or lots at each auction.  We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer’s premiums charged to purchasers of the merchandise.  In auctions of consigned goods, we received gross revenues from commissions and fees of approximately 25% from a typical auction.

The costs involved in conducting a typical auction, which average approximately $45,000, include, among other things, the costs of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions.  In general, we charge purchasers a buyer’s premium on auction purchases equal to 10% to 15% of the hammer price of the property and sellers a commission ranging from 5% to 25% of the hammer price.

Like most auctioneers, we do not provide any guarantee or warranty with respect to the property offered for sale at auction except as noted in our terms and conditions of sale for particular auctions.  We generally auction each lot as described in our auction catalogue or on an “as is” basis.

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

In auctions where we own the auction merchandise, we receive all of the proceeds from the sale of the merchandise and related commissions and fees.  Our gross profit from sales of our own merchandise is between 16% and 40%.  During 1999 we had revenues of $829,755 from the sale of our merchandise, $8,607,230 for the year ended December 31, 2000 and $6,653,656 for the year ended December 31, 2001.  For the year ended December 31, 2002, accounting for discontinued operations and the shift to technology services, we had revenues of $1,084,756 from the sale of our own merchandise.

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

Charity Auctions

Our charity auctions allow registered non-profit organizations to raise funds and awareness of their charities through auctions hosted on our web site.  We charge commissions ranging from 10% for hosting an auction, to 25% for fully organized fundraisers.  Charity auctions may offer merchandise such as automobiles, vacation packages, and event passes to the highest bidder.

Research and Development

Our research and development program consists of developing technologies related to our web site and the systems required to broadcast live auctions over the Internet.  During the 2001 and the 2002 fiscal years, we spent a total of approximately $200,000 on expenses related to research and development, including consulting fees, technical fees, development of our data base management technologies, research and development of our graphic and video broadcasting technologies, systems design and testing, and other technological aspects of our web site.

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

Effective March 20, 2000, we acquired the business assets of Mesler’s Auction House of Scottsdale, L.L.C., and real estate and a building from C&C Capital Investment, Inc., an affiliate of Mesler’s.  Mesler’s is an Arizona based company that auctions antiques and other furniture and equipment.  We paid $255,000 cash and issued 30,625 shares of our common stock with a fair market value of approximately $245,000 for the Mesler’s assets.  We paid $1,200,000 in cash, assumed a promissory note with an unpaid balance of $1,056,110.53 and issued 155,486 shares of our common stock with a fair market value of approximately $1,245,000 for the real property.

Effective May 5, 2000, we hired the founder, Robert Kavanagh, and acquired all of the business assets of Auctions West Sales Corporation, a British Columbia based auction company, for 10,000 shares of our common stock with a fair market value of approximately $70,000.

Effective May 16, 2000, we acquired all of the issued shares of Ehli’s Commercial/Industrial Auctions, Inc., a Tacoma, Washington based liquidator of automobiles and industrial equipment, from Randy Ehli, the sole shareholder, for $900,000 cash and 50,000 shares of our common stock with a fair market value of approximately $350,000.

We acquired Johnston’s Surplus Office Supplies Ltd. on July 26, 2000 for $338,300 in cash and issued 68,182 shares of common stock with a fair market value of approximately $513,410.

We acquired Jarvis Industries Ltd. for $286,263 on July 31, 2000.  We also acquired Warex Supply Ltd. on July 31, 2000 for $145,672  and 6,900 shares of common stock with a fair market value of approximately $55,200.

On September 27, 2001, the Company acquired all of the issued shares of iCollector PLC (“iCollector”).  The consideration for the acquisition was as follows:

•

The Company issued 4,150,357 shares of its common stock to the shareholders of iCollector.

•

The Company issued non-interest bearing and unsecured promissory notes (“deferred consideration notes”) in the face amount of $2,988,258, which were due to be repaid on September 13, 2002.  These deferred consideration notes were convertible into shares of the Company’s common stock at $1.43 per share at the sole option of the Company, subject to regulatory, listing, and shareholder approval.  In August 2002, we paid the deferred consideration notes by issuing 2,090,134 shares of our common stock.

•

The Company issued non-interest bearing and unsecured promissory notes (“Earnout Consideration Notes”) in the amount of $5,000,000, which were payable on September 30, 2002, only if iCollector satisfied certain revenue and transaction milestones during the month of July, 2002.   These Earnout Consideration Notes were convertible into shares of common stock of the Company, at the fair market value of such shares at the date of conversion, at the sole option of the Company, subject to a minimum of 2,000,000 shares and a maximum of 3,500,000 shares in the aggregate, as well as regulatory, listing, and shareholder approval.

On August 31, 2002 we provided a notice to the holders of the Earnout Consideration Notes that, during the month ending July 31, 2002, iCollector PLC conducted 11 live auctions and generated auction revenue of approximately £22,981.  The letter also terminated the rights represented by the Earnout Consideration Notes for failure of the Earnout Conditions that were set forth in Appendix B to the Earnout Consideration Notes.

The total recorded cost to the Company of the acquisition of iCollector PLC, including estimated transaction costs of $342,797, was $8,957,281.  The excess of the cost to the Company over the fair value of the net assets acquired, in the amount of $8,327,257, was recorded as goodwill.

In November 2001 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In December 2001, the Company founded iCollector International Ltd., a Canadian company, whose technology was completely rebuilt.

In November 2002, Julian Ellison, the Chief Executive Officer and Director of Auction Services for iCollector International Ltd., and John Ralston, a Customer Service and Support Representative for iCollector International Ltd., resigned their positions to form LiveAuctineer, LLC.

The investment in iCollector PLC was written off on the Company’s financial statements for the year ended December 31, 2001 as a failed acquisition.

Our Divestiture of Johnston’s Surplus Office Systems Ltd.

Effective March 29, 2001, the Company agreed to dispose of all of its shares of Johnston's Surplus Office Systems Ltd. (“Surplus”).  The Company also agreed to settle debt owed to the Company by Surplus in the amount of $1,191,724.  The debt was settled by the issuance by Surplus to the Company of 1,191,724 common shares of Surplus at a deemed price of $1.00 per share.  The Company agreed to then sell all of the issued shares of Surplus to an employee of Surplus, for consideration of Cdn$600,000 (US$ 380,500).

Our Divestiture of Warex Supply Ltd.

Effective August 31, 2001, the Company agreed to dispose of all of its shares of Warex Supply Ltd. to Murray Jarvis, the former owner of Warex Supply Ltd., as severance in conjunction with the termination of his employment with the Company.

Sub-Licensing of the name “Able Auctions” in British Columbia

On October 24, 2002, the Company announced that it’s subsidiary, Able Auctions (1991) Ltd., entered into an agreement with Able Solutions Inc. to sub-license the name “Able Auctions” for the purpose of conducting live auctions in British Columbia, Canada only.  The consideration received for the license was:

•

the assumption by Able Solutions Inc. of debt in the amount of $518,777;

•

the payment by Able Solutions Inc. of an additional $192,162 in cash over 3 years;

•

the assumption by Able Solutions Inc. of all leases, obligations, salaries, employment contracts and material contracts of Able Auctions (1991) Ltd.; and

•

the transfer to Able Solutions Inc. of receivables totaling $41,744 and inventory and leasehold improvements totaling $289,554.

We will continue to operate in British Columbia through Able Auctions (1991) Ltd., conducting auctions and running our liquidation store, but we intend to conduct our local “bricks and mortar” auctions through Able Solutions Inc.  We will also continue to broadcast the British Columbia auctions on our servers, using our technology, for a fee per auction.  In October, 2002, we announced that we also terminated our San Francisco operations and hope to adopt a similar licensing agreement for conducting business in that region.

Probable Divestiture of Eli’s Commercial/Industrial Auctions, Inc.

The Board of Directors has approved the divestiture of Eli’s Commercial/Industrial Auctions, Inc. and has authorized the President of the Company to enter into negotiations to do so.

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

We have registered the Internet domain names “ableauctions.com” and “icollector.com”.

We use copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights.  We cannot assure you that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As of December 31, 2002 we had a total of 53 staff persons, including 19 full time employees, 12 consultants and 22 part-time and temporary employees.  In addition to management, we employ auction staff, sales people, administrative staff, and development and technical personnel.  From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.  We expect to hire additional senior management, customer service management, a database administrator, several software developers, customer service representatives, technical support representatives and sales/marketing staff.

Risk Factors

Our business is subject to a number of risks as outlined below.  An investment in our securities is speculative in nature and involves a high degree of risk.  You should read this annual report carefully and consider the following risk factors:

We have a limited operating history and a history of losses.

Before our acquisition of Able Auctions (1991) Ltd., we had no material business or results of operation.  We incurred a net loss of $1,339,492 during 1999, $11,837,363 during 2000, $11,434,029 during 2001, and $1,316,637 during the 2002.  We do not believe that we will generate sufficient revenues to support our planned activities in fiscal 2003 because of our projected development and marketing costs.  In the foreseeable future, we believe that these expenses will increase our net losses, and we cannot assure you that we will ever be profitable or maintain profitability.

As of December 31, 2002, we had current assets of $822,107 and current liabilities of $884,221.  Our working capital position at December 31, 2001 was a deficiency of $3,349,317.  The working capital deficiency at December 31, 2002 was $ 62,114.  We anticipate raising additional capital through sales of our equity and/or debt securities, however, we cannot assure you that we will be able to obtain adequate financing to support our planned activities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Because of our losses, it is difficult to evaluate our business and our prospects.  Our revenue and income potential is unproven and our business model is still emerging.  We cannot assure you that we will attract consignors or bidders to use our web site or generate significant revenues in the future.  We cannot guarantee that we will ever establish a sizeable market share or achieve commercial success.

The Company has only a limited operating history on which to base an evaluation of its business and prospects.  The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce.  To address these risks and uncertainties, the Company must, among other things, maintain and increase the number of its registered users, items listed on its service and completed auctions, maintain and enhance its brand, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel.  There can be no assurance that the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company believes that its continued growth and profitability will depend in large part on its ability to (i) increase its brand name awareness, (ii) provide its customers with superior community and trading experiences and (iii) maintain sufficient transaction volume to attract buyers and sellers.  Accordingly, the Company intends to invest, when and as it has the funds to do so, in marketing and promotion, site development, technology and operating infrastructure development.  The Company may experience significant revenue growth and significant growth in the number of its registered users and items listed for auction by its users, however, such growth rates may not be sustainable.  In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Our operating results fluctuate significantly and may be impacted by seasonal factors.  This makes it difficult to accurately predict what the revenues from our operations will be.

The Company's operating results have varied on a quarterly basis during its short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control.  Factors that may affect the Company's quarterly operating results include: (i) the Company's ability to retain an active user base, attract new users who list items for sale and who complete transactions through its service and maintain customer satisfaction; (ii) the Company's ability to manage the number of items listed on its service; (iii) the announcement or introduction of new sites, services and products by the Company or its competitors; (iv) the success of the Company's brand building and marketing campaigns; (v) price competition; (vi) the level of use of the Internet and online services; (vii) increasing consumer confidence in and acceptance of the Internet and other online services for commerce and, in particular, the auctioning of products; (viii) consumer confidence in the security of transactions over the Internet; (ix) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (x) the Company's ability to attract new personnel in a timely and effective manner; (xi) the volume of items listed on the Company's Web site; (xii) the timing, cost and availability of advertising in traditional media and on other Web sites and online services; (xiii) technical difficulties or service interruptions; (xiv) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (xv) consumer trends and popularity of certain categories of items; (xvi) volume, size, timing and completion rate of auctions; (xvii) governmental regulation by Federal or local governments; and (xviii) general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, it is difficult for the Company to forecast its revenues or earnings accurately. In addition, the Company has no backlog and a significant portion of the Company's net revenues for a particular quarter are derived from auctions that are listed and completed during that quarter. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues and are, to a large extent, fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company's planned expenditures would have an immediate adverse effect on the Company's business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, results of operations and financial condition.

The Company believes that its results of operations are somewhat seasonal in nature, with fewer auctions listed around the Thanksgiving and Christmas holidays in the fourth quarter.  The Company's limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not its business is susceptible to cyclical fluctuations in the U.S. and Canadian economy.  There can be no assurance that seasonal or cyclical variations in the Company's operations will not become more pronounced over time or that they will not materially adversely affect its results of operations in the future.  Moreover, consumer "fads" and other changes in consumer trends may cause significant fluctuations in the Company's operating results from one quarter to the next.

Due to the foregoing factors, the Company's quarterly revenues and operating results are difficult to forecast.  The Company believes that period-to-period comparisons of its operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is likely that in one or more future quarters the Company's operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company’s common stock would almost certainly be materially adversely affected.

Our ability to complete acquisitions and to meet our business projections through December 31, 2003 may depend on our ability to raise additional capital in the amount of $1 million or more during 2003.

We anticipate that we need to seek additional capital in the amount of $1 million or more in 2003 to meet our operating and capital budget requirements through December 31, 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We cannot assure you that any additional financing would be available on terms acceptable to us, or at all.  Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders.  If adequate funds are not available, we will lack sufficient capital to pursue our intended course of action and business strategy in 2003, which will have a material adverse effect on our ability to meet our business projections.

Our growth strategy success depends on our ability to acquire additional auction and liquidation businesses, to market and develop our new iCollector business model, and to integrate these acquisitions and models into our business.

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

We acquired iCollector PLC in September 2001.  At that time, iCollector PLC was insolvent and needed working capital.  We agreed to acquire iCollector PLC as long as its majority shareholder was willing to finance iCollector PLC until it met its projected cash flow targets.  ICollector PLC did not attain the projections, and there were not adequate resources to continue funding its losses.  In December 2001, iCollector PLC was restructured and it was placed in formal liquidation in January 2002.  Thereafter, we restructured the operations of iCollector PLC.  We cannot assure you that the new business model will be consistently profitable.  The success of the new iCollector business model is dependent upon the strengths and relationships of the current sales team, the skills of the technology team, and the continued support and generation of new customers.  We cannot assure you that the formal liquidation of iCollector PLC will have no material adverse effect legally or on our business, financial condition and results of operations.

We also cannot guarantee that we will be able to integrate new acquisitions or affiliations successfully into our company without substantial costs, delays, or other operational or financial problems.  Further, acquisitions and expansion into new markets involve a number of special risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel, risks associated with unanticipated events or liabilities, and amortization of acquired intangible assets.  Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

We may finance future acquisitions and expansions by incurring bank indebtedness, using cash from operations, issuing common stock or other securities, or any combination of these.  If our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions.  If we do not have sufficient cash resources, our ability to make acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings.  There can be no assurance that we will be able to obtain the financing we will need in the future on terms we consider acceptable, if at all.

We have experienced rapid growth, which has placed a strain on our resources, and any failure to manage our growth effectively could cause our business to suffer.

We do not have a proven record in managing our growth and may not be successful in doing so.  We have grown from 12 employees on August 24, 1999 to approximately 53 staff persons on December 31, 2002.  We plan to continue expanding through acquisitions and to continue to develop our Internet e-commerce (the online purchase of goods and services by consumers and businesses) site.  Past growth in these areas has placed, and any future growth will continue to place, a significant strain on our management systems and resources.

If we are unable to achieve a significant number of visitors and successfully facilitate transactions, we may be unable to generate sufficient revenues to earn a profit.

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

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly.

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer, Internet and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and businesses using our services.  Our success also depends on our abilities, and that of our vendors, to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We cannot assure you that the vendors or partners we have selected and will select in the future will be capable of accommodating any significant number or increases in the number of consumer and auction houses using our services.  Such failures will have a material adverse affect on our business and results of operations.  We may experience periodic systems interruptions and down time caused by traffic to our web site and technical difficulties, which may cause customer dissatisfaction and may adversely affect our results of operations.  Limitations of our technology infrastructure and that of our vendors may prevent us from maximizing our business opportunities.

The Company seeks to generate a high volume of traffic and transactions.  Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain large numbers of users who bid for or sell items on its service while maintaining adequate customer service levels. The Company's revenues depend on the number of items listed by users, the volume of user auctions that are successfully completed and the final prices paid for the items listed. Any system interruptions that result in the unavailability of the Company's service or reduced customer activity would reduce the volume of items listed and auctions completed and could affect the average selling price of the items. Interruptions of service may also diminish the attractiveness of the Company and its services.  The Company may experience periodic system interruptions, which it believes will continue to occur from time to time. Any substantial increase in the volume of traffic on the Company's Web site or in the number of auctions being conducted by customers will require the Company to expand and upgrade its technology, transaction processing systems and network infrastructure.  There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of the Company’s services or timely expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner.  Any failure to expand or upgrade its systems could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company uses internally developed systems for its service and transaction processing, including billing and collections processing.  The Company must continually enhance and improve these systems in order to accommodate the level of use of its customers. Furthermore, in the future, the Company may add additional features and functionality to its services that would result in the need to develop or license additional technologies.  The Company's inability to add additional software and hardware or to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on the Company’s service or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience on the Able service, and delays in reporting accurate financial information.  In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk.  There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

Our business is at risk for system failures that disrupt our operations.

The Company's success, and in particular its ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  Substantially all of the Company's computer hardware for operating its service is currently located at the facilities of Telus in Vancouver, British Columbia.  These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.  The Company does not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry sufficient business interruption insurance to compensate it for losses that may occur.  Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems at the Telus facility could result in interruptions in the services provided by the Company. In addition, the failure by Telus to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Able service, which could have a material adverse effect on the Company's business, results of operations and financial condition.

In the case of frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions, any and all of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Changing technology may render our equipment, software, and programming obsolete or irrelevant.

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

We depend on eBay for revenue and uninterrupted Internet access and may be harmed by the loss of any such service.

We rely heavily on eBay’s servers for uninterrupted Internet access and the ability to offer our customers Live Auction technology that access eBay’s clients.  We also have an agreement with eBay governing the conduct of auctions on their site that may be terminated instantly or on short notice.  Our business is dependent on the agreement, the uninterrupted Internet access, their servers and their continued operation of the Live Auction platform on eBay Live Auction.  The loss of any of these services or agreement will have a material adverse effect on our business, financial condition, and operating results.  We cannot assure you that we would be able to obtain these services from other third parties or that we can renew our eBay agreement.

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded.

We anticipate that the Internet domain names “ableauctions.com” and “icollector.com” will be an extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change in the near future.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

Potential fluctuations in results of operating may cause cash shortfalls materially affecting our results of operations.

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

Our success depends on the services of our key officers and our ability to attract and maintain qualified, experienced personnel.

Our future success will depend on our key officers.  The loss of key personnel could have an adverse effect on our operations.  We do not maintain insurance to cover losses that may result from the death of any of our key personnel.  Competition for qualified employees is intense.  Our inability to attract, retain, and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition, and results of operations.  Our financial situation may adversely affect our ability to retain existing personnel and attract new personnel.  We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

The market for broadcasting auctions over the Internet is new, rapidly evolving, and intensely competitive and we expect competition to intensify further in the future.  Our direct competitors will include BidSpotter, Inc., DoveBid, AMS – Auction Management Solutions, Manheim Online, Copart Auto Auctions, Live Global Bid, ProxiBid, ABC – Auction Broadcasting Company, and Bidder Central, and other web sites that broadcast live auctions.  We will also compete with various online auction services.

We face potential competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction.  Some of these potential competitors, including eBay, Amazon.com, America Online, Inc., Microsoft Corporation, and Yahoo! Inc., currently offer a variety of business-to-consumer trading and classified advertisement services and may introduce live auctions to their large user populations.  We believe that the principal competitive factors in the online auctions market are volume and selection of goods, population of buyers, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools, and system reliability.  Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources than us.

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

Due to the emerging nature of Internet commerce, we are unable to forecast our expenses and revenues accurately, and if our expenses exceed our revenues, we may never become profitable.

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

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web site or limit our ability to generate revenues.

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

Our business may be subject to sales and other taxes, which may cause administrative difficulties and increase our cost of operations.

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

Our business may be subject significant insurance rate increases, which may make it difficult for us to attain the appropriate risk coverage or liability insurance, creating administrative difficulties in keeping board members and increasing the cost of our operations.

Due to the global nature of the Internet related businesses, publicly trading companies and the political instability, it is possible that the company be denied insurance or not be able to afford it.  Any such development could seriously impede the company’s performance and profitability and the ability to conduct business.   It may also impede the company in retaining key employees and board members or attracting suitable one.

If the American Stock Exchange determines that our common stock does not meet its listing criteria, our stock could be delisted.

The Company is not under any immediate threat to be delisted from the American Stock Exchange and the American Stock Exchange has not taken any action in notifying the Company of any concerns surrounding the listing.  However, the American Stock Exchange may change its listing requirements or the Company may not be able to meet the listing criteria.

In the future laws making us liable for the activities of users of our services could be passed, which would adversely affect our business, operations and financial condition.

The law relating to the liability of providers of online services for activities of their users on the service is currently unsettled.  While the Company does not pre-screen the types of goods offered on Ableauctions or iCollector, the Company is aware that certain goods may be subject to regulation by local, state or federal authorities will be auctioned on the Ableauctions or iCollector service.  There can be no assurance that the Company will be able to prevent the unlawful exchange of goods on its service or that it will successfully avoid civil or criminal liability for unlawful activities carried out by users through the Company's service.  The imposition upon the Company of potential liability for unlawful activities of users of the Ableauctions or iCollector service could require the Company to implement measures to reduce its exposure to such liability, which may require, among other things, the Company to spend substantial resources and/or or to discontinue certain service offerings.  Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, the Company's success depends largely on sellers reliably delivering and accurately representing the working condition of auctioned goods and buyers paying the auctioned price.  The Company auctions the goods as is and takes no responsibility for working condition of goods to any user of the Ableauctions or iCollector service.  The Company anticipates that it will receive in the future, communications from users regarding the working condition of the goods and users who dispute the posting of Internet bids.  While the Company can suspend the accounts of users who fail to fulfill their obligations, the Company, beyond crediting sellers with the amount of their fees in certain circumstances, does not have the ability to otherwise require users to make payments or deliver working goods and the Company does not compensate users who believe they have been defrauded by other users. The Company may be brought into litigation as a third party for instances where a seller has intentionally set out to defraud the buyer, then disappears.  The Company also from time to time receives complaints from buyers as to the quality of the goods purchased. Although the Company has attempted to reduce its liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods and although the average transaction size is approximately $500.00, the Company may in the future receive additional requests from users requesting reimbursement or threatening legal action against the Company if no reimbursement is made. Any resulting litigation could be costly for the Company, divert management attention and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of Ableauctions or iCollector could damage the Company's reputation and diminish the value of its brand name, which could have a material adverse effect on the Company's business, results of operations and financial condition.

We conduct much of our business online, however such activities may not be secure.  If a breach of security occurred, our reputation could be damaged and we could be sued.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Currently, a significant number of Ableauctions or iCollector users authorize the Company to bill their credit card accounts directly for all transaction fees charged by the Company.  The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.  If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.  To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability.  The Company's insurance policies carry low coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches.  There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

We cannot guarantee that we will be able to successfully incorporate into our business model the acquisitions that we make, or that the acquisitions we make will be profitable.

The Company intends to acquire businesses, technologies, services or products that the Company believes are strategic.  There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business.  The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.  Any such future acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

We may be unable to adequately protect our intellectual property.

The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third-party development of similar technologies.  The Company will pursue the registration of its trademarks and service marks in the U.S. and Canada.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online.  The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.  While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, results of operations and financial condition.  The Company will also rely on certain technologies that it licenses from third parties, such as Oracle Corporation ("Oracle"), Microsoft and Sun Microsystems Inc. ("Sun"), the suppliers of key database technology, the operating system and specific hardware components for the Ableauctions or iCollector service.  There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms.  The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition.

To date, the Company has not been notified that its technologies infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's business, results of operations and financial condition.

Our stock price is subject to extreme volatility.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. Further, the stock markets in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  The trading prices of many technology companies' stocks do not reflect valuations.  There can be no assurance that trading prices and valuations will be sustained.  These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of the Company's operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the common stock.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Our executive officers and directors control a large percentage of our common stock, which may allow them to control matters submitted to stockholders for approval.

The Company's executive officers and directors (and their affiliates), in the aggregate, own approximately 19 % of the Company's outstanding common stock.  As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

The market price of our common stock may be adversely affected if too much of it is sold at once.

Sales of substantial amounts of the Company's common stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price of the common stock.  Such sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate.

We may be sued for claims relating to our discontinued operations.

In 2002 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, the Company also ceased operations in San Mateo and San Francisco, both operating under Ablauctions.com (Washington) Inc.  We cannot assure you that no additional claims will rise from the discontinued operations.  Furthermore, based on existing cash resources, subsequent claims may lead us to place our Washington operations into formal bankruptcy.

Item 2.

Description of Property

We currently lease a business office comprising of a 42,000 sq ft. showroom on a six-acre auction facility that serves as the head office for the Company at 1222 - 46th Ave E, Fife Washington 98424.  Pursuant to a lease that expires on May 31st, 2007, the monthly payments are $15,600.  The landlord is Simon Johnson – Fife, LLC, a Washington company unrelated to any officers.

We also lease 8,000 sq ft. showroom and office at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada.  The monthly payments are $3,300.  The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent is below market, as verified independently by Burgess Austin valuators.

Earlier in the year, we leased a 1,000 sq ft. office in New York, located at Suite 3c, 401 West 56th Street, New York, New York 10019 for our iCollector operations.   The rent was $900, payable to the Chief Executive Officer and Director of iCollector at the time, Julian Ellison.  The lease is now cancelled.

Prior to our license agreement with Able Solutions, Inc., Able Auctions (1991) Ltd. leased 10,000 square feet of space at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada.  The monthly payments under the lease during the last fiscal year were $7,900.   The lease is now assigned to Able Solutions Inc.

Prior to our license agreement with Able Solutions, Inc., we subleased approximately 15,000 square feet of warehouse and office space at 9121 – 196A Street, Langley, British Columbia, Canada.  The monthly rent was $9,800.  The lease is now assigned to Able Solutions Inc.

Prior to our license agreement with Able Solutions, Inc., we leased approximately 9,000 square feet of warehouse, production and office space at 1055 Vernon Street, Vancouver, British Columbia.  The monthly rent was $7,500.  The lease is now assigned to Able Solutions Inc.

Through Ableauctions.com (Washington) Inc., we leased approximately 43,000 square feet of warehouse, production and office space at 712 Dubuque Ave, South San Francisco, California.  The monthly rent was $10,000.  The lease is now cancelled.

Through our subsidiary, Ableauctions.com (Washington), we owned a commercial property located at 7303 East Earll Drive, Scottsdale, Arizona, which included a 50,000 square foot building.  We acquired the property on March 20, 2000 pursuant to a purchase and sale agreement between Ableauctions.com (Washington) and C&C Capital Investment, Inc., in consideration of $1,200,000 in cash, the assumption of a promissory note with an unpaid balance of $1,056,110.53, and the issuance of 155,486 shares of our common stock valued at $1,243,889, for a total purchase price of $3,500,000.  The Company sold the Arizona property in July 2002 for $1,700,000.  The purchase price was paid $400,000 in cash; $1,000,000 by the assumption of the mortgage on the property, and $300,000 in inventory with an estimated value of $700,000 at retail and a guaranteed sale value of $300,000.

Neither our subsidiaries nor we presently own or lease any other property or real estate.

Item 3.

Legal Proceedings

As of the date hereof, there is no material litigation pending against us.  From time to time, we may become a party to litigation and claims incident to the ordinary course of our business.

Item 4.

Submission of Matters to a Vote of Security Holders

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2000 through December 31, 2001, as published by the American Stock Exchange and the OTCBB is set forth below.  The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.  Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarterly Common Stock Price Ranges

	2001
Quarter Ended	High	Low

March 31	$4.40	$3.00
June 30	$3.05	$1.30
September 30	$2.25	$0.95
December 31	$2.00	$0.65

	2001
Quarter Ended	High	Low

March 31	$0.42	$0.53
June 30	$0.43	$0.31
September 30	$0.12	$0.09
December 31	$0.10	$0.09

There were 594 record holders of our common stock as of March 19, 2003.

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

3.

On March 20, 2000, we issued 30,625 shares of our common stock at the deemed price of $8.00 per share to Mesler’s Auction House of Scottsdale, LLC. in partial consideration for the business assets of Mesler’s.  The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.  We issued to Mesler’s a non-transferable share purchase warrant to purchase 150,000 shares of our common stock at a price of $8.00 until March 20, 2001.  This warrant was not exercised and has expired.

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

8.

On May 16, 2000, we issued 50,000 shares of our common stock at the deemed price of $7.00 per share to Randy Ehli in partial consideration for all the issued shares of Ehli’s Commercial/Industrial Auctions, Inc.  The issuance of the shares was exempt from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

9.

On May 23, 2000, the Company issued 10,000 shares of common stock to Robert Kavanagh, a non-U.S. person as partial consideration in the acquisition of the assets of Auctions West Sales Corporation.  All offers and sales took place outside of the United States pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

10.

On July 26, 2000, we issued 68,182 shares of common stock at a deemed price of $7.53 per share to Brett Johnston and One Day Holdings Ltd., a company incorporated under the laws of British Columbia, in connection with our acquisition of Johnston’s Surplus Office Systems Ltd., a company incorporated under the laws of British Columbia.  The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

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

12.

On September 27, 2001, we issued 4,150,357 shares of common stock at a value of $5,935,013 in connection with our acquisition of iCollector PLC., a company incorporated under the laws of England.  The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

13.

On October 17, 2002, we issued 2,090,134 shares of common stock at a value of $1.43 per share or $3,000,000 in connection with our acquisition of iCollector PLC. and the Deferred Consideration Note, to a company incorporated under the laws of England.  The issuance of the shares was outside the United States to non-U.S. persons in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Securities authorized for issuance under equity compensation plans

The Board of Directors has authorized the following equity compensation plans:

Ableauctions.com, Inc. 2002 Stock Option Plan for Directors.

In 2002, the Board of Directors adopted the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as the Company’s directors.  The total number of shares of common stock subject to the Directors Plan is 2,653,631.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will be the maximum amount allowable under Section 711 of the Rules of the American Stock Exchange, as they may be amended from time-to-time.  The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

Ableauctions.com, Inc. 2002 Consultant Stock Plan.

In 2002 the Board of Directors adopted the Ableauctions.com, Inc. 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in the Company’s growth by paying for such services with equity awards.  The total number of shares of common stock subject to the Consultants Plan is 6,500,000.  The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.  If common stock is granted as compensation for services rendered to the Company, the value of the grant cannot be less than 75% of the fair market value of the common stock on the date of grant.

Ableauctions.com, Inc. 1999 Stock Option Plan.

In 1999 the Board of Directors adopted the Ableauctions.com, Inc. 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of the Company’s shareholders.  The total number of shares of common stock subject to the Option Plan is 3,000,000.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Persons eligible for awards under the Option Plan may receive, if they are eligible, incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

Ableauctions.com, Inc. Stock Option Award to Barrett Sleeman.

In 1999 the Company granted to Barrett Sleeman an option to purchase 50,000 shares of the Company’s common stock for a price of $3.20.  The option expires on October 14, 2004 or within three months of ceasing to act as a director or one year from the date of his death or disability.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by Security Holders	3,000,000	$ 0.15	2,920,000

Equity Compensation Plan Not Approved by Security Holders	9,203,631	$ 0.357	3,663,086

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Generate revenues through auctions and increase our volume of sales by increasing the number of live auctions at our existing locations and on eBay.

We will continue to operate auctions in British Columbia; Tacoma, Washington; and various parts of the United States.  We will also continue running antique and collectible auctions on eBay as well as running a liquidation store.

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

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America.  We have licensed our services to other companies and intend to advance marketing efforts in the remainder of 2003.

Our acquisition of iCollector, PLC resulted in a number of strategic relationships with galleries, auction houses and art dealers, and a relationship with eBay to broadcast our live auctions.  Since the acquisition of iCollector PLC, we have created a new subsidiary, iCollector.com Technologies Ltd.  We cannot assure you that we will successfully integrate the new iCollector.com Technologies Ltd. operations into our business or that our venture will be commercially successful.

iCollector had approximately $2 million in working capital to fund its operations and capital requirements for approximately one year.  This working capital was not adequate to fund its ongoing operations and business plan.  We anticipate that iCollector.com Technologies Ltd. Will be able to fund its operations and future development through cash generated from operations.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2003:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	250,000
Servers and operating systems	25,000
Working Capital	375,000

Required Capital:	$ 1,000,000

Our revised operating and capital budget for the fiscal year ending December 31, 2003 is estimated to be approximately $1,000,000.  As of December 31, 2002, we had a working capital deficit of approximately $62,114.  On October 11, 2002, in exchange for settlement of debt and funds advanced to the Company, we assigned a $285,000 receivable to Abdul Ladha, our President and CEO, who in turn, reassigned it and secured a loan against it from the Canadian Imperial Bank of Commerce in order to reduce debt and inject capital into the Company immediately.

We were also able to borrow funds, up to $1 million, from a line of credit made available to us by our President and CEO.  This loan is secured by the assets of the Company and its subsidiaries.  As of December 31, 2002, the amount of the loan was $199,679.

We reduced the Company’s debt by $4 million by selling our building in Scottsdale, Arizona, and paying down the mortgage and by settling the Deferred Compensation Note relating to the iCollector acquisition by issuing shares for the debt.

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

•

postpone expenditures on research and development;

•

reduce sales and marketing expenditures;

•

reduce general and administrative expenses through lay offs or consolidation of our operations;

•

suspend or sell operations that are not economically profitable; or

•

sell assets, including licenses to our technologies.

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

Management’s Discussion and Analysis

The following discussion on our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2002.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Year ended December 31, 2002 compared to the Year ended December 31, 2001, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2002, we had revenues of $2,274,136 as compared to revenues of $2,258,749 during the year ended December 31, 2001.

Sales of Goods.  Sales of goods accounted for $1,084,756 or 49.4% of revenue as compared to $720,637 or 31.9% of revenue for the 2001 fiscal year.  This increase in the sales of goods resulted from purchase controls on sellable merchandise.  We anticipate that revenues from the sales of goods will increase as a percentage of overall revenues, as we plan to increase revenue from our liquidation store and conduct a greater number of auctions using inventory we purchase, which generally result in higher gross profit margins.

Operating Expenses.  Operating expenses totalled $3,003,917 for the year ended December 31, 2002 as compared to $2,246,134 for the year ended December 31, 2001.  Our operating expenses were higher than the previous year as a result of significant increases in accounting and legal fees, consulting fees, interest related to the Deferred Consideration Note and the iCollector PLC acquisition, and the related website re-development.  These costs are not likely to reappear and were largely incurred due to our discontinued operations.

Gross Profit.  Cost of goods sold were $563,127 for the year ended December 31, 2002 as compared to $564,395 for the year ended December 31, 2001.  Gross profit was $1,711,009 or 75.2% of total revenue for the year ended December 31, 2002 as compared to $1,694,354 or 75.0% of total revenue for the year ended December 31, 2001.  We believe that gross profit as a percentage of revenue will increase in 2003, as we anticipate that our revenues will increase and we intend to conduct auctions of inventory buy outs and liquidations, which typically result in higher gross profit margins.

Net Loss.  We had a net loss of $1,316,637 or $0.05 per share for the year ended December 31, 2002 as compared to $11,434,029 or $0.52 per share for the year ended December 31, 2001.  The net loss is attributable to costs associated with our growth, start-up costs and the costs of developing our business and technologies and the loss sustained from the write-off of iCollector PLC.

Liquidity and Capital Resources

Since 1999, the Company has funded its activities principally from cash flow generated from operations and the private placement of its common stock.  Recently, in light of market conditions, the Company has drawn on a line of credit made available to it from its President and CEO.  Additionally, the Company has also participated in joint ventures to finance larger acquisitions of inventory.  At this time the Company is not aware of any trends, nor is it subject to any demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We had a deficiency of $3,349,317 in working capital at December 31, 2001.  In 2002, we reduced the deficiency to $62,114.  We had cash and cash equivalents of $169,307, accounts receivables of $387,184, inventory of $107,710 and prepaid expenses of $93,462 at December 31, 2002.  We anticipate that trade accounts receivables and inventory may increase during the year 2003 if we are able to increase the number and frequency of our auctions and as we expand our business operations.  Cash flow used for operating activities required $1,184,518 during the year ended December 31, 2002.  We anticipate that cash will remain constant for 2003 as we anticipate that all of our auction houses will achieve profitability during 2003.  Our cash resources may decrease if we complete additional acquisitions during 2003, or if we are unable to maintain positive cash flow from our business through 2003.  We only intend to continue our acquisition program if additional financing is available.

Cash flow used for discontinued operations required $174,963 during the year ended December 31, 2002.

Cash flow for investing activities during the year ended December 31, 2002, required $1,678,717, relating primarily to the net cash component of acquiring additional computer hardware and the proceeds from the disposition of Surplus Office.  Cash flow used for financing activities during the year ended December 31, 2002, was $848,128 consisting of repayment of a promissory note ($1,040,310) and share issuance costs of $7,497 in relation to the acquisition of iCollector PLC.

Our operating and capital budget for the year ending December 31, 2003 is approximately $1 million, to be used primarily for working capital and for expenses related to the expansion of our inventories, continuing to develop and upgrade our technologies and launching a marketing campaign in the United States and Canada.  If we are unable to raise additional financings, then our operating and capital budget will be neutral and the only cash expended will be those raised from operations.

7A.

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

We currently have no material long-term debt obligations other than a promissory note to our President and CEO for $199,679, with annual interest at 10%, repayable on demand, and secured with the assets of the Company and its subsidiaries.

We also have a promissory note payable to Strategem Capital for Internet development services, for approximately $117,300, with annual interest at 8%, repayable on demand, and unsecured.

Until July 2002, we had a promissory note payable with interest at 9% per annum, repayable at $8,569 per month including principal and interest, due July 24, 2028.  This was paid out at the time we sold our property in Arizona.  The promissory note was secured by a mortgage on our Scottsdale, Arizona property.

In August 12, 2002, the Company entered into a joint venture with three of its Directors, Abdul Ladha, Randy Ehli and Michael Boyling to acquire approximately $345,000 of fine crystal and china from a bankruptcy estate.  In forming the joint venture, the Company, Abdul Ladha and Randy Ehli paid identical capital contributions and each is to receive 27% of the venture’s net profits.  Michael Boyling is entitled to receive 19% of the venture’s net profits.  Net profits are defined as gross revenue less costs associated with liquidation (marketing, advertising, commission, auction fees, mall rent) less a 15% overhead fee for Ableauctions for handling the inventory.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 12, 2002, Shikaze Ralston Tam Kurozumi, Chartered Accountants resigned and on February 12, 2002, Morgan & Company, Chartered Accountants, was appointed as the Company’s independent certified public accountant.

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

We have not been advised by Morgan & Company, Chartered Accountants, of any of the following:

(a)

lack of internal controls necessary for us to develop reliable financial statements;

(b)

any information that has come to the attention of our auditors that has led them to no longer being able to rely on management’s representations or that has made them willing to be associated with the financial statements prepared by management;

(c)

any need to expand significantly the scope of our auditors’ audit or information that has come to our auditors’ attention during the two financial years prior to and preceding the change in our independent auditors that, if further investigated, would:

(i)

materially impact the fairness or reliability of the previously issued audit report or the financial statements issued or covering that period; or

(ii)

cause our auditors to become unwilling to rely on management’s representations or that has made them unwilling to be associated with our financial statements, or due to the replacement of Davidson and Company, or any other reason, our auditors did not so expand the scope of the audit or conduct such further investigation; and

(d)

any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Shikaze Ralston Tam Kurozumi, Chartered Accountants or any other reason, any issue has not been resolved to such auditors’ satisfaction prior to Shikaze Ralston Tam Kurozumi, Chartered Accountants replacement.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

Abdul Ladha, Age 40

Abdul Ladha has been a director, President, and Chief Executive Officer of the Company since August 24, 1999.  In addition, Mr. Ladha is President of all of the Company’s wholly owned subsidiaries.  Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia (UBC).  In 1985, he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of (a) the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and (b) the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services.  Mr. Ladha was President, Chief Executive Officer, and a director of Dexton Technologies from December 1994 to July 2001.  In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.

Mr. Ladha is the Executive Director of CITA – The Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada’s technological entrepreneurs sponsored by the UBC, Simon Fraser University (SFU), the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

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

Dr. David Vogt, Age 45

Dr. David Vogt, a director of the Company since April 17, 2000, is a scientist and knowledge engineer.  An astronomer by training, he was Director of Observatories at the University of British Columbia in Canada from 1980 to 1992 before becoming Director of Science at Science World, Western Canada’s largest public science center.  With the development in 1993 of a “virtual science center” to support educational outreach, Dr. Vogt shifted his focus to explore the creation of knowledge using new media technologies.  Dr. Vogt is a founding executive of Brainium.com, an innovative online educational publishing company.  Brainium.com pioneers new media learning products for the kindergarten to Grade 12 market.  The award winning “Science Brainium”, located at www.brainium.com, is an online intermediate science resource currently reaching 7,000 schools internationally.  Dr. Vogt has been Vice President Business Development of Brainium Technologies Inc. since 1996.

Dr. Vogt combined undergraduate degrees in Physics and Astronomy (UBC 1977) and English Literature (UBC 1978) into an interdisciplinary Ph.D. (SFU 1990) in information science and archaeoastronomy. Dr. Vogt was also founding director of the B.C. Shad Valley Program, Chairman of the CBC’s Advisory Committee on Science and Technology, and a founding member of the SchoolNet National Advisory Board.

Dr. Vogt’s professional associations include membership on the Software and Information Industry Association (SIIA) Content Board and sub-committee on Distance Learning, a technology planning committee for Ronald McDonald Houses International, the Education Committee for the Vancouver Foundation, the B.C. government’s Information Technology Advisory Board, and the Board for Science World.

Michael Boyling, Age 45

Mr. Boyling is the President of Boyling, Feltham, Rogers & Associates Inc. (BFR), which is an insurance and financial services company based in Vancouver, British Columbia and has offices in Edmonton, Alberta, Calgary, Alberta and Winnipeg, Manitoba.  BFR’s business focuses on providing insurance and financial services to high net worth individuals and medium sized companies.  Michael Boyling has played a major role in the development and growth of this company.  Through his three-year tenure as director and President, BFR has grown from annual revenue of CDN$500,000 to annual revenue in excess of CDN$5,000,000.

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

Randy Ehli – Director and President of Ehli Auctions

Randy Ehli is a third generation auctioneer with over 24 years of experience in conducting auto auctions, personal property and major consignment auctions.  He graduated from the Reish World Wide College of Auctioneering in 1980, the Auction Marketing Institute in 1993, and AMI’s appraisal program in 1997.  Mr. Ehli was President of Ehli’s Commercial/Industrial Auctions in Tacoma, Washington until May 2000, when he sold all of the shares of Ehli’s Auctions to Ableauctions.com (Washington) and was appointed its Vice-President, Northwest Auctions.  He was appointed Vice-President of Ableauctions.com (Washington) on March 12, 2001.

Mr. Ehli was formerly the president of the Washington Auctioneer’s Association; Sales and Marketing Executives of Tacoma; P.R.I.D.E., which runs one of the largest charity auctions in Tacoma, Washington; Clear Lake Homeowners’ Association, which had 1500 members; and Tanglewilde Park Association.  In addition, Mr. Ehli developed one of the first auction software packages (Auctionware) in 1982, and Ehli’s Auctions was one of the first auction companies to begin using the Internet to advertise auctions.

While we believe that members of our audit committee each have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes therefore, no one on our Board of Directors can be deemed to be an audit committee financial expert.  In forming our Board of Directors approximately five years ago, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Our business model is not complex and our accounting issues are straightforward.  Responsibility for our operations is centralized within our executive management, which is comprised of seven people.  We rely on the assistance of others, such as our auditors or accountants, to assist us with the preparation of our financial information.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, the Company is not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

The Company does not have a plan to compensate its directors.  During the fiscal year ended December 31, 2002, Barrett Sleeman, Michael Boyling and David Vogt each received options to purchase 207,200 shares of the Company’s common stock at a price of $0.15 per share, Randy Ehli received an option to purchase 300,000 shares of the Company’s common stock at a price of $0.15 and Abdul Ladha received an option to purchase 500,000 shares of the Company’s common stock.  The options expire in 2006.

Item 10.

Executive Compensation

The table below shows, for the last three fiscal years, compensation paid or accrued to the company’s chief executive officer and the four most highly paid executive officers serving at fiscal year end whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended(1)	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compen-sation(2)

ABDUL LADHA(3) President and CEO	2002 2001	144,309 Nil	Nil Nil	Nil 154,949	500,000(8) Nil	Nil Nil	Nil Nil	Nil Nil
	2000	Nil	Nil	154,949	Nil	Nil	Nil	Nil
	1999	Nil	Nil	51,650	500,000	Nil	Nil	Nil

JEREMY DODD(4) Secretary-Treasurer and Chief Operating Officer	2002 2001 2000	87,500 96,843 100,000	Nil Nil Nil	Nil Nil Nil	100,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 11,622 Nil
	1999	55,000	66,000	Nil	200,000	Nil	Nil	Nil

RANDY EHLI(5) Director & President of Subsidiary	2002 2001 2000	110,004 110,004 90,000	Nil Nil Nil	Nil Nil Nil	300,000(8) Nil 80,000	75,000 Nil Nil	Nil Nil Nil	12,000 12,000 Nil

BRETT JOHNSTON(6) Vice-President, California Operations and Secretary of Subsidiary	2002 2001 2000	83,328 124,992 62,500	Nil Nil Nil	Nil Nil Nil	Nil Nil 100,000	50,000 Nil Nil	Nil Nil	Nil Nil

JULIAN ELLISON(7) CEO and Director of Auction House Services, iCollector Subsidiary	2002	102,398	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Year ended December 31.

(2)

Car allowance.

(3)

President and CEO from August 24, 1999 to present.

(4)

Secretary-Treasurer and Chief Operation Officer from August 24, 1999 to August 2002.

(5)

Director, Vice-President of subsidiary from March 12, 2001 to present and Vice-President, Northwest Auctions of subsidiary from May 16, 2000 to present.

(6)

Vice-President, California Operations of subsidiary from March 29, 2001 to present and Secretary of subsidiary from July 26, 2000 to July 2002.

(7)

CEO and Director of Auction House Services, iCollector.  Resigned November 29, 2002.

(8)

These options were granted to Mr. Ladha and Mr. Ehli from the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors in conjunction with the services they rendered as directors.

Option Grants in the Last Fiscal Year

During the fiscal year ended December 31, 2002, the Company granted the following stock options to named executive officers:

Option/SAR Grants for Last

Fiscal Year-Individual Grants(1)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date

Abdul Ladha	500,000	10%	$ 0.15	2006
Randy Ehli	300,000	6.2%	$ 0.25	2004
Jeremy Dodd	100,000	2%	$ 0.15	2003
Nailin Esmail	40,000	0.83%	$ 0.15	2006
Daniel Li	40,000	0.83%	$ 0.15	2006

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During the last fiscal year, none of the named executive officers exercised options to purchase shares of the Company’s common stock.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 20, 2003, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class(1)

The Ladha (1999) Family Trust, + 5% shareholder(2) Vallis Building, P.O. Box H.M. 247 Hamilton, HM AX, Bermuda	5,781,875	23.06%

Northern Ireland Local Government Officers Superannuation Committee Schroder Investment Management (UK) Ltd. 31 Gresham Street London, EC2V 7AQ United Kingdom	1,437,925	5.01%

Abdul Ladha, Director and Executive Officer 7797 Jensen Place Burnaby, B.C., Canada V5A 2A7	500,000(3)	1.74%

Barrett Sleeman, Director P.O. Box 18111 2225 West 41st Avenue Vanocuver, B.C., Canada V6M 4L3	200,000(4)	.7%

Dr. David Vogt, Director 3771 West 15th Avenue Vancouver, B.C., Canada V6R 2Z7	200,000(4)	.7%

Michael Boyling 95 – 5900 Ferry Road Ladner, B.C., Canada V4K 5C3	200,000(4)	.7%

Jeremy Dodd, Executive Officer 11824 189 B Street Pitt Meadows, B.C., Canada V3Y 2L2	100,000(5)	.35%

Randy Ehli, Executive Officer 1127 – 23rd Avenue Court Southwest Puyallup, Washington 98371	300,000(5)	1.04%

Brett Johnston, Executive Officer 248 Booth Bay Avenue Foster City, California 94404	Nil	*

Nailin Esmail 3065 Bainbridge Ave Burnaby, B.C., Canada V5A 2S9	Nil

Daniel Li 23 – 7488 Salisbury Ave Burnaby, B.C., Canada V5E 3A3	Nil

All current directors and executive officers as a group (9 persons)	1,500,000(6)	5.20%

_________________________

*

Represents less than 1%.

(1)

Based on an aggregate of 28,726,449 shares outstanding as of February 28, 2003.  Where a named person holds options or warrants to purchase shares of common stock of the Company, the number of shares that may be issued under those options or warrants are added to the figure 28,726,449 to calculate the percentage held by that person.

(2)

Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust.  Hamilton Trust Company Limited is the trustee of the Ladha (1999) Family Trust, and disclaims beneficial ownership of the 5,781,875 shares held by the Ladha (1999) Family Trust.

(3)

Consists of options exercisable to acquire 500,000 shares of common stock.

(4)

Consists of options exercisable to acquire 200,000 shares of common stock.

(5)

Consists of options exercisable to acquire 100,000 shares of common stock.

To our knowledge, none of the Company’s directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 12.

Certain Relationships and Related Transactions

During the year ended December 31, 2002, the following related party transactions occurred:

The Company obtains services from RapidFusion Technologies Incorporated, a company formerly controlled by our President and CEO in his capacity as the President and CEO of Dexton Technologies, to maintain, develop and support our technology and iCollector operations.  In the fiscal year ended December 31, 2002, the Company paid RapidFusion Technologies Incorporated the sum of $233,445 for services.  RapidFusion Technologies Incorporated is currently indebted to our President and CEO in the amount of $81,000 for a loan granted in 2001 in connection with the transfer of the business.

We lease 8,000 square feet of showroom and office space at 1963 Lougheed Highway, Coquitlam, British Columbia, Canada.  The monthly payments are $3,300.  The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent is below market.  During part of the fiscal year ended December 31, 2002, we occupied a lager portion of the space that we have since sub-leased.  In total, the Company paid $ 78,461 in rent, to Derango Resources Inc. during the fiscal year ended December 31, 2002.

As of December 31, 2002, we had a working capital deficit of approximately $62,114.  On October 11, 2002, we assigned a $285,000 receivable to Abdul Ladha, our President and CEO, who in turn, reassigned it and secured a loan against it from the Canadian Imperial Bank of Commerce in order to reduce debt and inject capital into the Company immediately.

We were also able to borrow funds, up to $1 million, from a line of credit made available to us by our President and CEO and secured by the assets of the Company and its subsidiaries.  As of December 31, 2002, the amount of the loan was $199,679.

In August 12, 2002, the Company entered into a joint venture with three of its Directors, Abdul Ladha, Randy Ehli and Michael Boyling to acquire approximately $345,000 of fine crystal and china from a bankruptcy estate.  In forming the joint venture, the Company, Abdul Ladha and Randy Ehli paid identical capital contributions and each is to receive 27% of the venture’s net profits.  Michael Boyling is entitled to receive 19% of the venture’s net profits.  Net profits are defined as gross revenue less costs associated with liquidation (marketing, advertising, commission, auction fees, mall rent) less a 15% overhead fee for Ableauctions for handling the inventory.

Item 13.

Controls and Procedures

As of March 15, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of that date.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

The Company does not have a Code of Ethics.  The Board of Directors intends to discuss the preparation and adoption of a Code of Ethics at its next meeting.

Item 14.

Exhibits and Reports on Form 8-K

(a)

Exhibits

2.1	Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999.(1)
2.4	Agreement and Plan of Reorganization dated February 1, 2000 among Falcon Trading, Inc., Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc.(1)
2.5	Asset Purchase Agreement dated March 20, 2000 among Mesler’s Auction House of Scottsdale, LLC, Ableauctions.com (Washington), Inc., and Ableauctions.com, Inc.(3)
2.6	Purchase and Sale Agreement dated March 20, 2000 between C&C Capital Investment, Inc. and Ableauctions.com (Washington), Inc.(3)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registrant’s Registration Statement on Form 10-SB).(1)
3.2	Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form 10-SB.(2)
10.1	1999 Stock Option Plan with Form of Option Agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8.(1).
10.2	Form of Stock Option Agreement.(1)
10.3	Share Purchase Agreement dated April 1, 1998 among Jeremy Dodd, Dexton Technologies Corporation, and Able Auctions (1991) Ltd.(1)
10.4	Share Purchase Agreement dated July 9, 1999 among Dexton Technologies Corporation, Able Auctions (1991) Ltd., and Ableauctions.com, Inc., as amended by Addendum dated August 16, 1999(1)
10.5

Contribution Agreement dated July 15, 1999 between Douglas McLeod and Ableauctions.com, Inc. (then J.B. Financial Services, Inc.) regarding Mr. McLeod’s contribution of 8,000,000 shares of common stock to the Company’s treasury(1)

10.6	Asset Purchase Agreement dated September 20, 1999 among Ross Auctioneers & Appraisers Ltd., Able Auctions (1991) Ltd., and Ableauctions.com, Inc.(1)
10.7	Asset Purchase Agreement dated September 20, 1999 between John Carrier dba LJM Computer Resources and Able Auctions (1991) Ltd. regarding the web site located at www.bcbids.com.(1)
10.8	Bill of Sale dated September 20, 1999 between Ronald H. Smallwood and Able Auctions (1991) Ltd. regarding the domain name “bcbids.com”(1).
10.9(1)	Employment Agreement dated September 20, 1999 between Able Auctions (1991) Ltd. and Richie Smallwood.(1)
10.10(1)	Subscription Agreement dated July 20, 1999 between Ableauctions.com, Inc. and Silicon Capital Corp.(1)
10.11	Consulting Agreement dated August 24, 1999 between Able Auctions (1991) Ltd. and Dexton Technologies Corporation(1)
10.12	Investor Relations Agreement dated September 15, 1999 between Ableauctions.com, Inc. and North Star Communications Inc.(1)
10.13	Investor Relations Agreement dated October 1, 1999 between Ableauctions.com, Inc. and European Investor Services Ltd.(1)
10.14	Lease Agreement dated September 1, 1999 between Derango Resources Inc. and Ableauctions.com, Inc.(1)
10.15	Sublease dated August 22, 1999 between HGP Glass Industries of Canada Inc. and Ableauctions.com, Inc.(1)
10.16	Proposal by Compaq Computer and accepted by Dexton Technologies Corporation dated September 1999, for installation of Distributed Internet Server Array (DISA)(2)
10.17(2)	Internet Business Services Agreement by and between Telus Advanced Communications and Dexton Technologies Corporation dated September 14, 1999(2)
10.18(4)	Investor Relations Agreement dated February 3, 2000 between Ableauctions.com, Inc. and KCSA Public Relations Worldwide(4)
10.19	Share Purchase Agreement dated May 16, 2000 among Randy Ehli, Ehli’s Commercial/Industrial Auctions, Inc., and Ableauctions.com, Inc.(3)
10.20	Share Purchase Agreement dated July 14, 2000 among Brett Johnston and One Day Holdings Ltd., Johnston’s Surplus Office Systems Ltd., and Ableauctions.com, Inc.(5)
10.21	Letter agreement dated July 31, 2000 between Murray Jarvis, Michael Collins, and Ableauctions.com, Inc.(6)
10.22	Letter agreement dated July 31, 2000 between Murray Jarvis and Ableauctions.com, Inc.(7)
10.23	Lease Agreement dated November 1, 2000.(7)
10.24	Guarantee by and between Ableauctions.com, Inc. and Northern Ireland Local Government Officers’ Superannuation dated June 21, 2001.(8)
10.25	Demand Promissory Note(9)
10.26	Assignment of Beneficial Interest(9)
10.27	Agreement dated August 1, 2002 among Ableauctions (1991) Ltd.and Able Solutions, Inc. and Jeremey Dodd(9)
10.28	Partial Assignment of Beneficial Interest under Second Deed of Trust and Assignment of Rents(9)
10.29	Promissory Note signed by Ableauctions.com, Inc. in favor of Abdul-Aziz Akberali Kassamali Valli Ladha(9)
10.30	General Security Agreement dated September 30, 2002 between Ableauctions.com, Inc. and Abdul-Aziz Akberali Kassamali Valli Ladha(9)
10.31	Guarantee dated September 30, 2002 from Able Auctions (1991) Ltd. in favor of Abdul-Aziz Akberali Kassamali Valli Ladha(9)
10.32	Ableauctions.com, Inc. 2002 Stock Option Plan for Directors(9)
99	Certificate pursuant to Section 906 of the Sarbanes Oxley Act(9)

____________________________________________

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

(7)

Previously filed on April 2, 2001 on Form 10-KSB.

(8)

Previously filed on August 16, 2001 on Form 10-KSB.

(9)

Filed herewith.

(b)

Reports on Form 8-K

No report on Form 8-K was filed by the Registrant during the last quarter of the fiscal year ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2003

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2003
/s/ Nailin Esmail Nailin Esmail	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 17, 2003
/s/ Barrett Sleeman Barrett Sleeman	Director	March 17, 2003
/s/ David Vogt David Vogt	Director	March 17, 2003
/s/ Michael Boyling Michael Boyling	Director	March 17, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Abdul Ladha, Chief Executive Officer of Ableauctions.com, Inc., certify that:

I have reviewed this annual report on Form 10-KSB of Ableauctions.com, Inc.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

I have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

I have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 24, 2003

______________________________________

Abdul Ladha

Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Nailin Esmail, Chief Financial Officer of Ableauctions.com, Inc., certify that:

I have reviewed this annual report on Form 10-KSB of Ableauctions.com, Inc.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

I have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

I have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

I have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 24, 2003

__________________________

Nailin Esmail

Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholders of

Ableauctions.com, Inc.

We have audited the accompanying consolidated balance sheets of Ableauctions.com, Inc. as at December 31, 2002 and 2001, and the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

March 18, 2003

Chartered Accountants

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

	DECEMBER 31
	2002	2001

ASSETS
Current
Cash and cash equivalents	$169,307	$673,829
Accounts receivable – trade	387,184	105,468
Inventory	107,710	257,832
Prepaid expenses	93,462	227,745
Current portion of receivable on agreement for sale	-	5,421
Current portion of notes receivable	64,444	-
	822,107	1,270,295
Notes Receivable (Note 4)	118,147	100,000
Investment In And Advances To Joint Venture (Note 6)	93,811	-
Capital Assets (Note 5)	573,328	2,737,636
Trademark	-	8,788
Web Site Development Costs	-	31,027

	$1,607,393	$4,147,746

LIABILITIES
Current
Accounts payable and accrued liabilities	$684,542	$1,847,212
Current portion of promissory note	-	9,592
Due to related party (Note 7)	199,679	-
Deferred compensation on notes (Note 9)	-	2,762,808
	884,221	4,619,612
Promissory Note (Note 8)	-	1,030,718
	884,221	5,650,330

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
28,726,449 common shares at December 31, 2002
25,127,020 common shares at December 31, 2001	28,726	25,127
Additional paid-in capital	26,741,337	23,439,124

Deferred Compensation	(97,674)	(309,885)
Deficit	(25,934,715)	(24,618,078)
Accumulated Other Comprehensive Income (Loss)	(14,502)	(38,872)
	723,172	(1,502,584)

	$1,607,393	$4,147,746

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2002	2001

Revenues
Sales	$1,084,756	$720,637
Commissions	1,189,380	1,538,112
	2,274,136	2,258,749
Cost Of Revenues	563,127	564,395
Gross Profit	1,711,009	1,694,354
Operating Expenses
Accounting and legal	229,402	26,177
Advertising and promotion	295,153	346,185
Amortization of goodwill	-	291,152
Automobile and travel	48,801	15,759
Bad debts	988	1,658
Commission	17,171	4,675
Consulting	104,915	-
Depreciation and amortization of capital assets	207,091	15,844
Insurance	80,539	22,223
Interest	247,879	83,337
Investor relations and shareholder information	35,404	2,302
Management fees	175,802	-
Office and administration	134,129	88,228
Rent, utilities and maintenance	313,776	293,595
Salaries and benefits	943,908	1,028,792
Telephone	30,011	26,207
Website maintenance	138,948	-
	3,003,917	2,246,134
Loss Before Other Items	(1,292,908)	(551,780)

Other Items
Share of net income of joint venture	2,786	-
Interest income	2,402	8,815
Foreign exchange gain (loss)	(4,050)	-
Gain on disposal of capital assets	8,654	-
Loss on impairment of goodwill	-	(559,750)
	9,792	(550,935)

Loss From Continuing Operations	(1,283,116)	(1,102,715)
Loss On Failed Acquisition (Note 9)	-	(8,553,683)
Gain (Loss) On Disposition Of Subsidiaries And Businesses	303,366	(608,646)
Loss From Discontinued Operations	(336,887)	(1,168,985)

Loss For The Year	$(1,316,637)	$(11,434,029)

Basic And Diluted Loss Per Share
Loss from continuing operations	$(0.05)	$(0.10)
Loss for the year	$(0.05)	$(0.52)

Weighted Average Number Of Shares Outstanding	26,653,214	21,885,020

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31
	2002	2001

Loss For The Year	$(1,316,637)	$(11,434,029)

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	24,370	(17,574)

Consolidated Comprehensive Loss	$(1,292,267)	$(11,451,603)

Basic And Diluted Comprehensive Loss Per Share	$(0.05)	$(0.52)

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2002	2001

Cash Flows From Operating Activities
Loss for the year from continuing operations	$(1,283,116)	$(1,102,715)
Non-cash items included in net loss:
Depreciation and amortization	207,091	330,059
Amortization of goodwill	-	291,152
Loss on impairment of goodwill	-	559,750
Bad debts	988	12,978
Gain on disposal of capital asset	(8,654)	-
Interest on deferred compensation notes	241,755	-
Stock based compensation	105,873	210,204
Shares issued for other than cash	157,276	-
Joint venture share of income	(2,786)	-
	(581,573)	301,428
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	(575,285)	138,594
(Increase) Decrease in inventory	(31,919)	80,540
Increase (Decrease) in prepaid expenses	5,329	(111,248)
Increase (Decrease) in accounts payable and accrued liabilities	(1,070)	(268,520)
Note receivable	-	8,866
	(1,184,518)	149,660

Cash Flows From Investing Activities
Purchase of capital assets, net	(45,002)	(97,847)
Proceeds on sale of capital assets	14,744	-
Proceeds on disposition of subsidiaries, net of cash divested	-	23,207
Proceeds of receivable on agreement for sale	-	64,994
Proceeds on disposition of building	1,700,000	-
Investment in joint venture	(91,025)	-
Note receivable	100,000	-
	1,678,717	(9,646)

Cash Flows From Financing Activities
Repayment of promissory note	(1,040,310)	(11,861)
Advances from related party, net	199,679	-
Share issuance costs	(7,497)	(12,840)
	(848,128)	(24,701)

Change In Cash And Cash Equivalents For The Year	(353,929)	115,313
Net Cash Used In Discontinued Operations	(174,963)	(800,724)
Cash And Cash Equivalents, Beginning Of Year	673,829	1,376,814
Effect Of Exchange Rates On Cash	24,370	(17,574)

Cash And Cash Equivalents, End Of Year	$169,307	$673,829

Supplemental Disclosures With Respect To Cash Flows (Note 12)

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2002

	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFERRED OPTION PLAN COMPENSATION	DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

Balance, December 31, 2000	20,976,661	$20,976	$17,508,261	$(21,298)	$(520,089)	$(13,184,049)	$3,803,801

Common stock issued for acquisition of iCollector PLC	4,150,359	4,151	5,930,863	-	-	-	5,935,014

Stock based compensation	-	-	-	-	210,204	-	210,204
Translation adjustment	-	-	-	(17,574)	-	-	(17,574)
Loss for the year	-	-	-	-	-	(11,434,029)	(11,434,029)

Balance, December 31, 2001	25,127,020	25,127	23,439,124	(38,872)	(309,885)	(24,618,078)	(1,502,584)

Common stock issued for debt	2,853,002	2,853	3,217,855	-	-	-	3,220,708

Common stock issued for services	746,427	746	172,966	-	-	-	173,712

Warrants issued for services	-	-	17,730	-	-	-	17,730

Deferred option plan compensation	-	-	(106,338)	-	106,338	-	-

Stock based compensation	-	-	-	-	105,873	-	105,873

Translation adjustment	-	-	-	24,370	-	-	24,370

Loss for the year	-	-	-	-	-	(1,316,637)	(1,316,637)

Balance, December 31, 2002	28,726,449	$28,726	$26,741,337	$(14,502)	$(97,674)	$(25,934,715)	$723,172

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANICAL STATEMENTS

DECEMBER 31, 2002

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

The Company's wholly-owned subsidiaries at December 31, 2002 were:

Able Auctions (1991) Ltd., operating a Canadian-based auction business.

Ableauctions.com (Washington) Inc., operating a U.S.-based auction business.

Ehli's Commercial/Industrial Auctions, Inc., a U.S.-based liquidator of automobiles and industrial equipment.

Jarvis Industries Ltd., a Canadian-based auction house.

ICollector.com Technologies Ltd., a Canadian-based Internet auction business.

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

	2002	2001

Deficit	$ (25,934,715)	$ (24,618,078)

Working capital deficiency	$ (62,114)	$ (3,349,317)

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

e)

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, and amounts due to related party, approximated fair value at December 31, 2002.

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

j)

Investment in Joint Venture

The Company accounts for its investment in joint venture on an equity basis.

k)

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

p)

Segmented information

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

4.

NOTE RECEIVABLE

	2002	2001
i) Note receivable, repayable $5,338 per month, without interest, due July 31, 2005, secured by the pledge and escrow to the Company of the shares from the purchaser of the assets of Able Auctions (1991) Ltd. (Note 10(a))	182,591	-

(ii) Note receivable from an employee, due July 2, 2003 together with interest at 4% per annum, secured by a charge over real estate of the employee	-	100,000
	182,591	100,000

Current portion	64,444	-

	118,147	100,000

5.

CAPITAL ASSETS

	2002			2001
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Land	$-	$-	$-	$800,000
Building	-	-	-	1,039,345
Furniture and fixtures	137,620	89,372	48,248	72,224
Computer equipment	1,072,298	719,368	352,930	510,136
Computer software	161,122	107,918	53,204	73,796
Vehicles	43,557	28,355	15,202	38,931
Leasehold improvements	117,111	13,367	103,744	203,204

	$1,531,708	$958,380	$573,328	$2,737,636

6.

INVESTMENT IN AND ADVANCES TO JOINT VENTURE

The Company has entered into a joint venture with three of its directors to acquire certain inventory for resale.  The Company’s share of the joint venture is 27%.  This arrangement was entered into by the Company with its directors due to the lack of capital available to finance the transaction.  The Company paid $91,025 to the joint venture for its initial investment.  As at December 31, 2002, the Company’s share of net profit from the joint venture was $2,786.

7.

DUE TO RELATED PARTY

The Company is indebted to a director of the Company in the amount of $199,679, repayable on demand with interest at 10% per annum, secured by a General Security Agreement against the assets of the Company.

8.

PROMISSORY NOTE

	2002	2001

Promissory note, interest at 9% per annum, repayment at $8,569 per month including principal and interest, secured by charge over land and building, due July 24, 2028 (Note 7(b))	$-	$1,040,310

Less: Current portion	-	(9,592)

	$-	$1,030,718

9.

FAILED ACQUISITION

During the year ended December 31, 2001, the Company acquired all of the issued and outstanding shares of iCollector PLC (“iCollector”) for consideration as follows:

i)

The issue of 4,150,357 shares of common stock at a value of $5,935,014.

ii)

The issue of non-interest bearing and unsecured promissory notes (“deferred consideration notes”) for a face amount of $2,988,258, repayable September 13, 2002 and convertible into shares of common stock of the Company at $1.43 per share at the option of the Company.  During 2002, the Company issued 2,090,134 common shares in payment of the debt and accrued interest amounting to $2,992,503.

iii) The total recorded cost to the Company of the acquisition including transaction costs of $342,797, was $8,957,281.  In December 2001, the Company realized that it was not able to finance the ongoing operations of iCollector and, as a result, the Company was placed into formal liquidation.  The investment, net of reimbursed expenses by iCollector, has been written off as loss from failed acquisition in 2001.

10.

DISCONTINUED OPERATIONS

a)

During the year ended December 31, 2002, the Company disposed of certain of the assets and liabilities of its subsidiary company, Able Auctions (1991) Ltd.  The purchase price of $192,162 is payable $5,338 per month for three years, without interest, commencing October 1, 2002, and is evidenced by a promissory note and secured by the pledge and escrow of certain shares of Able Auctions (1991) Ltd.  The purchaser assumed all of the indebtedness, accounts receivable and inventory incurred with respect to the operation.

The carrying values of assets and liabilities of Able Auctions (1991) Ltd. that were sold were as follows:

Receivable	$ 41,744
Inventory	102,858
Other assets	186,696
Liabilities	(518,777)

$ (187,479)

The revenues and expenses related to the above operation of Able Auctions (1991) Ltd. until August 1, 2002, and for the comparative fiscal year, are included in discontinued operations.

b)

The Company abandoned its operations in Arizona and San Francisco in July 2002 and August 2002, respectively.  The losses incurred from these operations are included in the discontinued operations.

On July 17, 2002, the Company entered into an agreement to sell its Arizona building for $1,700,000.  The selling price for the Company’s entire Arizona property was $400,000 in cash, $1,000,000 by the assumption of the mortgage on the property (Note 9), and the balance $287,500 as receivable payable in May 2003.  This receivable was assigned to a director of the Company in consideration of an immediate injection of the funds into the Company.  The Company incurred a loss of $139,874 on the disposal of Arizona property. This loss is included in discontinued operations.

11.

WARRANTS

During the year ended December 31, 2002, the Company issued 100,000 warrants in exchange for legal services at a value of $17,730.

The warrants are convertible into common shares of the Company at a price of $0.40 per share up to June 30, 2004.  As at December 31, 2002, no warrants have been exercised.

12.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2002	2001

Cash paid for income taxes	$ -	$ 3,148

Cash paid for interest	$ 247,879	$ 91,069

During the year ended December 31, 2002:

a)

The Company issued 2,853,002 shares of common stock for settlement of accounts payable and deferred consideration notes totaling $3,220,708.

b)

The Company issued 746,427 shares of common stock for consulting, professional fees and compensation totaling $173,712.

c)

The Company recorded $105,873 as stock compensation expense.

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

d)

The Company received a promissory note in the amount of $79,280 as partial proceeds for the sale of its investment in Johnston’s Surplus Office Systems Ltd.

13.

INCOME TAXES

The Company has net operating losses carried forward of approximately $11,140,000 which expire in years ranging from 2007 to 2022.  The Company has provided a full valuation allowance of approximately $4,330,000 on the deferred tax asset because of the uncertainty of realizability.

14.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the following payments were made to a company controlled by a director:

	2002	2001

Rent, leasehold improvements, and repairs and maintenance	$ 123,454	$ 129,770
Management fees	144,572	154,949
Website development and maintenance costs	-	149,781

Of the amount paid for rent in 2002, $37,902 is included in discontinued operations.

15.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".  Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.  During the 2002 year, compensation costs of $106,338 (2001 - Nil) were incurred based on options granted.  These costs will be recognized over a period of three years, which is the average vesting period of options.

During the year ended December 31, 2002, stock based compensation expense of $105,873 (2001 - $210,204) was recognized in the consolidated statement of operations.

A summary of the Company's stock option plan and changes during 2002 and 2001 are presented below:

	2002		2001
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, beginning of year	1,221,500	$ 4.76	1,387,500	$ 4.94

Granted	4,605,000	0.10	-	-
Forfeited/Cancelled	(1,521,500)	3.84	(166,000)	7.41

Outstanding, end of year	4,305,000	$ 0.10	1,221,500	$ 4.76

Weighted average fair value of options granted during the year		$ 0.07		$ -

The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at December 31, 2002:

EXERCISE PRICE	WEIGHTED NUMBER OUTSTANDING	AVERAGE REMAINING CONTRACTUAL LIFE	NUMBER EXERCISABLE

$ 0.10	3,905,000	2.75 years	2,705,000
0.25	400,000	2.75 years	100,000
	4,305,000		2,805,000

Compensation

Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

	2002	2001

Loss for the year
As reported	$ (1,316,637)	$ (11,434,029)

Pro-Forma	$ (1,343,850)	$ (11,434,029)

Basic and diluted loss per share
As reported	$ (0.05)	$ (0.52)

Pro-Forma	$ (0.05)	$ (0.52)

The fair value of each option granted during the 2002 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 96%, and risk free interest rate of 3.41% and weighted average expected option terms of 1.5 years.

16.

COMMITMENTS

The Company leases office space under non-cancelable operating leases extending  for periods in excess of one year.  Future commitments under the agreements are as follows:

2003	$194,200
2004	206,200
2005	211,200
2006	211,200
2007	211,200

$1,034,000

17.

SEGMENTED INFORMATION

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2002	2001

External Sales
United States	$ 1,471,402	$ 1,452,185
Canada	802,734	806,564
	$ 2,274,136	$ 2,258,749

Long-Lived Assets
United States	$ 152,189	$ 2,027,358
Canada	633,097	850,093
	$ 785,286	$ 2,877,451

18.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121 – “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The basis for the recognition and measurement model under SFAS  121 for assets held for use and held for sale has been retained.  SFAS 144 removes goodwill from its scope, thus eliminating SFAS 121’s requirement to allocate goodwill to long-lived assets to be tested for impairment.  The accounting for goodwill now is subject to the provisions of SFAS 141/142 on business combinations, goodwill and other intangible assets.  SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale.  SFAS 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively.  The Company does not expect the adoption of this statement will have a material impact on the Company’s financial position, results of operations or liquidity.

EXHIBIT 21.1

ABLE AUCTIONS (1991) LTD.,
A BRITISH COLUMBIA CORPORATION

ABLEAUCTIONS.COM (WASHINGTON), INC.,
A WASHINGTON CORPORATION

EHLI’S COMMERCIAL/INDUSTRIAL AUCTIONS, INC.

A WASHINGTON CORPORATION

Exhibit 10.25

DEMAND PROMISSORY NOTE

PRINCIPAL:  $221,142

DATED:  September 21, 2001

FOR VALUE RECEIVED, each of the undersigned hereby jointly and severally promises to pay to the order of Dexton Technologies Inc. or designee (the “Lender”), the principal sum of $221,142 of lawful money of Canada, together with interest from the date hereof compounded and payable monthly in arrears at a rate equal to 8% per annum, both before and after demand and until actual payment at the office of the Lender.  Principal and interest will be paid as follows:

 - $96,921 on or before December 21, 2001; and

 - the remaining balance in equal monthly installments commencing January 21, 2002 with the final payment due on September 21, 2002.

Default in paying any sum due hereunder or under any written agreement between either of the undersigned and the Lender shall, at the option of the Lender, exercisable at any time without notice, render the entire unpaid balance of the face amount of this promissory note and accrued interest thereon payable at once, on demand.

Extensions of time of payment of all or any part of the amount owing hereunder at any time or times or failure of the Lender to enforce any of its rights or remedies hereunder or under any instrument securing this note shall not release either of the undersigned and shall not constitute a waiver of the rights of the Lender to enforce such rights and remedies thereafter.

Each of the undersigned hereby jointly and severally waive demand and presentment for payment, notice of dishonor, notice of non-payment, protest and notice of protest of this promissory note.

ABLEAUCTIONS (1991) LTD.

Per:

Authorized Signatory

ABLEAUCTIONS.COM, INC.

Per:

Authorized Signatory

Exhibit 10.26

Assignment of Beneficial Interest

This Assignment of Beneficial Interest (“Assignment”) is made and entered into this 6th day of September 2002 by and between Ableauctions.com (Washington), Inc., a Washington corporation (“Assignor”) and Abdul Ladha (“Assignee”).

WHEREAS, Assignee has provided numerous cash loans to Assignor for which Assignor is indebted to Assignee in the total amount of $432,718.00 (“Obligation Owed”).

WHEREAS, Assignor is the beneficiary of a Second Deed of Trust dated July 16, 2002 by and between Assignor and Elliott J. Glasser, Trustee of the Glasser Family Trust dated November 21, 1996 (“DOT”). The Second Deed of Trust secures, among other performances and obligations, $287,500.00 cash or $300,000.00 of jewelry inventory (“Cash or Inventory”);

WHEREAS, Assignor desires to repay Assignee a portion of the Obligation Owed and assign all of its right title and interest to the Cash or Inventory to Assignee together with a partial assignment of Assignor’s beneficial interest in the DOT as it relates to the Cash or Inventory.

NOW, THEREFORE, in consideration of the premises and the mutual covenants and promises contained herein, it is agreed as follows:

Agreement

1.

Assignment:

(a)

Assignor hereby assigns, transfers and conveys to Assignee all of its right, title and interest in and to the Cash or Inventory, free and clear of any and all liens, encumbrances and claims or adverse matters of any kind or nature whatsoever (“Assignment of Cash or Inventory”);

(b)

Assignor hereby assigns, transfers and conveys to Assignee a partial assignment of the DOT as it relates to the Cash or Inventory, free and clear of any and all liens, encumbrances and claims or adverse matters of any kind or nature whatsoever in the form attached hereto as Exhibit A and incorporated herein (“Partial Assignment of DOT”).

2.

In consideration of the execution of this Assignment and receipt by Assignee of the Cash or Inventory, Assignee grants a credit of $287,500.00 to Assignor for the Obligation Owed and any other consideration the parties deem appropriate to Assignor. In the event the Assignee, after applying commercially reasonable efforts, realizes less than $287,500.00 from the Cash or Inventory, the amount of the credit shall be reduced by an amount equal to the difference between $287,500.00 and the amount actually realized by the Assignee. Likewise, in the event the Assignee, realizes more than $287,500.00 from the Cash or Inventory, the amount of the credit shall be increased by an amount equal to the difference between $287,500.00 and the amount actually realized by the Assignee. Notwithstanding the provisions of this paragraph 2, Assignor shall not receive the credit until such time as Assignee receives the Cash or Inventory.

3.

As and for additional consideration of the execution of this Assignment, Assignee promises to personally administer the transactions necessary to complete the Assignment of Cash or Inventory and Partial Assignment of DOT, including, but not limited to, the collection of the Cash or Inventory from Elliott J. Glasser, Trustee of the Glasser Family Trust dated November 21, 1996.

4.

Assignor acknowledges that there are no offsets, defenses or counter-claims attributable to the Cash or Inventory.

5.

Assignor hereby represents, covenants, and warrants to the Assignee as follows:

a.

This Assignment is executed knowingly, freely and voluntarily for the mutual benefits herein provided and not pursuant to any form of duress;

b.

This Assignment is executed in mutual good faith between the parties and is not intended or given to hinder or delay or defraud any creditor, or to contravene any of the insolvency or bankruptcy laws of the United States or any other applicable law;

c.

The assignment of interest is made, and all of the Assignor’s obligations incurred hereunder are for fair consideration and for reasonably equivalent value;

d.

Assignor has the power and authority to enter into this Assignment to perform its obligations hereunder; and

e.

Assignor agrees to execute any and all further documents necessary to effectuate the transactions contemplated by this Assignment.

6.

The terms and conditions of this Assignment shall be governed by and construed under the laws of the State of Arizona.

7.

The terms and conditions of this Assignment shall inure to the benefit of and be binding upon the parties hereto, their representatives, successors, executors, legal representatives and assigns and those who claim, or may claim, by, through or under them or any one of them.

8.

In the event that any provision (or any part thereof) of this Assignment is found by any court or other authority of competent jurisdiction to be illegal, invalid or unenforceable, such provision (of part thereof) shall be severed or modified to the extent necessary to render it and this Assignment enforceable and as so severed or modified, this Assignment shall continue in full force and effect.

9.

This Assignment may be pleaded as a full and complete of defense to, and may be used as the basis of an injunction against, any action, suit or other proceeding brought or attempted in breach of this Assignment.

10.

The Assignment is freely and voluntarily executed by Assignor after Assignor obtained, or had the opportunity to obtain, all information relevant to this Assignment and after Assignor had the opportunity to review this Assignment.  Assignor, in executing this Assignment, did not rely on any inducements, promises or representations made by Assignee or its respective agents and representative.  Assignor has read all the foregoing and fully understands the contents and consequences of this Assignment.

11.

The Assignment may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

12.

This Assignment contains the entire agreement between the parties pertaining to this transaction, and shall supersede all prior agreements and understandings of the parties.  No oral agreements or understandings between the parties shall be binding and all amendments or modifications of this Assignment shall be valid and binding only if reduced to writing and executed by the parties hereto.

13.

The provisions of this Assignment are for the sole benefit and protection of the parties hereto and their successors and assigns and no other person or entities shall have any right of action hereon.  No person, persons or entities shall constitute a creditor, third party or incidental beneficiary hereto, nor be otherwise entitled to any rights or benefits hereunder. Assignee may freely assign its rights assigned herein to any other person or entity in its sole discretion.

IN WITNESS WHEREOF, the undersigned have executed this Assignment for the purposes contained herein.

“ASSIGNOR”

ASSIGNEE

ABLEAUCTIONS.COM (WASHINGTON), INC.

_____________________________________

________________________________

By: Randy Ehli

Abdul Ladha

Its: Director

______________________________________

By: Barrett Sleeman

Its: Director

_______________________________________

By: Dr. David Vogt

Its: _______________________

_______________________________________

By: Michael Boyling

Its: _______________________

_______________________________________

By: Randal Ehli

Its: Director

Exhibit 10.27

THIS AGREEMENT is made effective the 1st day of August, 2002.

AMONG:

ABLE AUCTIONS (1991) LTD. , a company incorporated under the laws of the Province of British Columbia and having its head office located at 1963 Lougheed Highway, Coquitlam, British Columbia

(the “Vendor”)

OF THE FIRST PART

AND:

ABLE SOLUTIONS INC. a company incorporated under the laws of the Province of British Columbia and having its head office located at 1963 Lougheed Highway British Columbia

(the “Purchaser”)

OF THE SECOND PART

AND:

JEREMY DODD, businessman of 11824-189B Street, Pitt Meadows, BC and BOUCHARD MANAGEMENT INC. a British Columbia company having an address at 2173 150A Street South Surrey, BC and ROB KAVANAGH, businessman of 8428 213th Street Langley, BC

(together called the “Covenantors”)

OF THE THIRD PART

BACKGROUND

A.

The Vendor carries on business as an auctioneer and liquidator of a broad range of office equipment, furniture and industrial equipment through live auctions and through the internet broadcast of auctions under the name “Able Auctions”;

B.

The Vendor has agreed to sell, and the Purchaser has agreed to purchase, subject to certain exceptions listed in this Agreement, the property and assets of the Vendor’s business used in connection with the conducting of live auctions in the Province of British Columbia (the “Vendor’s Traditional Auction Business”) on the terms and subject to the conditions provided in this Agreement;

C.

The Covenantors are the only shareholders of the Purchaser and have agreed to provide certain assurances and security for payment to the Vendor in connection with the purchase of the assets of the Vendor’s Traditional Auction Business.

TERMS OF AGREEMENT

In consideration of the premises and the covenants, agreements, representations, warranties and payments contained in this Agreement, the parties agree with the others as follows:

1.

Purchase and Sale of Assets

1.1

Description of Assets

Upon the terms and subject to the conditions of this Agreement, the Vendor agrees to sell, assign and transfer to the Purchaser, and the Purchaser agrees to purchase from the Vendor, as at the Effective Date, the following assets of the Vendor’s Traditional Auction Business:

(a)

all leases in effect in respect of the Vendor’s Traditional Auction Business as at the Effective Date (the “Leases”) including, without limiting the generality of the forgoing, the leases of real property and the leases of personal property, vehicles, equipment and signage (together the “Leasehold Property”) described in the Schedule of Leasehold Property;

(b)

the inventories (the “Inventories”) specifically described in the Schedule of Inventories;

(c)

the accounts receivable and other debts owing to the Vendor in connection with the Vendor’s Traditional Auction Business (the “Receivables”) and the prepaid expenses (the “Prepaids”) as specifically described in the Schedule of Receivables and Prepaids, which Receivables and Prepaids shall together have a combined maximum value of $75,000.00; and

(d)

the benefit of all unfilled orders received by the Vendor in connection with the Vendor’s Traditional Auction Business to the Effective Date, and all other contracts, engagements or commitments, whether written or oral, by which the Vendor is obligated or to which the Vendor is entitled in connection with the Vendor’s Traditional Auction Business as at the Effective Date. Without in any way limiting the generality of the forgoing, the Purchaser shall assume all obligations and obtain all right, title and interest of the Vendor in, to and under the material agreements and contracts (the “Material Contracts”) described in the Schedule of Material Contracts.  For greater certainty in respect of the obligations assumed by the Purchaser:

(i)

the Purchaser shall not assume obligations arising out of the business activities of the Vendor carried out through its San Francisco, Arizona and Seattle operations; and

(ii)

the Purchaser shall only be responsible to assume obligations arising out of or from the British Columbia operations of the Vendor,

all of which are collectively called the “Assets”.

1.2

Exclusions

Only assets of the Vendor’s Traditional Auction Business as described or listed in this Agreement are included in the Assets. Without limiting the forgoing and for greater certainty, the following assets are specifically excluded from the Assets:

(a)

subject to the licensing and royalty fee provisions of paragraphs 6.1 through 6.3 of this Agreement, all of the intellectual property of the Vendor including the right, title and interest of the Vendor in and to the name “Able Auctions” and all variations thereof, all registered and unregistered trademarks, trade or brand names, copyrights, designs, restrictive covenants and other industrial or intellectual property used in connection with the name Able Auctions or any variation thereof and all current telephone numbers used in connection with the Vendor’s Traditional Auction Business;

(b)

all inventories not specifically listed in the Schedule of Inventories;

(c)

all Receivables and Prepaids not specifically listed in the Schedule of Receivables and Prepaids; and

(d)

the personal property, furniture, leasehold improvements, equipment, vehicles and other fixed assets of the Vendor as described in the Schedule of Excluded Personal Property and Fixed Assets.

2.

Purchase Price and Payment

The purchase price (“Purchase Price”) payable by the Purchaser to the Vendor for the Assets will be $305,000.00 payable by way of thirty-six (36) monthly payments in the amount of EIGHT THOUSAND FOUR HUNDRED AND SEVENTY TWO DOLLARS AND TWENTY-TWO CENTS ($8,472.22) each, payable on the last day of each month commencing October 31, 2002 and ending September 30, 2005, evidenced by a non-interest bearing promissory note.

3.

Assumption of Liabilities

3.1

Assumed Indebtedness

Effective the Effective Date the Purchaser shall assume and pay all of the indebtedness of the Vendor incurred with respect to the Vendor’s Traditional Auction Business, pertaining to or originating from the British Columbia operations of the Vendor, prior to the Effective Date (the “Assumed Indebtedness”) . Without in any way limiting the generality of the forgoing, the Purchaser shall assume and pay:

(a)

the amount of current liabilities of the Vendor incurred in respect of periods prior to the Effective Date described in the Schedule of Payables and Instruments of Indebtedness;

(b)

any additional indebtedness incurred by the Purchaser in the name of and/or on behalf of the Vendor after the Effective Date;

(c)

the balance owing as at the Effective Date under all mortgages, conditional sale contracts and other instruments of indebtedness entered into prior to the Effective Date described in the Schedule of Payables and Instruments of Indebtedness; and

(d)

all mortgages, conditional sale contracts and other instruments of indebtedness entered into after the Effective Date by the Purchaser in the name of and/or on behalf of the Vendor and the Purchaser shall indemnify and save the Vendor harmless from all claims, demands, suits and actions in respect of the Assumed Indebtedness, including legal fees, suffered or incurred by the Vendor by reason of the failure of the Purchaser to perform or pay the Assumed Indebtedness. For greater certainty:

(a)

the term “Assumed Indebtedness” shall not include obligations arising out of the business activities of the Vendor carried out through its San Francisco, Arizona and Seattle operations; and

(b)

the Purchaser shall only be responsible to assume obligations arising out of or from the British Columbia operations of the Vendor.

3.2

Other Obligations

Effective the Effective Date, the Purchaser shall assume, perform and discharge all obligations of the Vendor’s Traditional Auction Business existing as at the Effective Date including all obligations arising under the Leases and the Material Contracts and the Purchaser shall indemnify and save the Vendor harmless from all claims, demands, suits and actions under the Leases and the Material Contracts in respect of events after the Effective Date. For greater certainty:

(a)

the obligations under this paragraph shall not include obligations arising out of the business activities of the Vendor carried out through its San Francisco, Arizona and Seattle operations; and

(b)

the Purchaser shall only be responsible to assume obligations arising out of or from the British Columbia operations of the Vendor.

3.3

Release of Vendor

At or before closing the Purchaser shall execute and deliver all such covenants and assurances with respect to the Leases, the  Assumed Indebtedness and with respect to the obligations assumed under section 3.2 as may reasonably be required as a condition to the release of the Vendor from any liability in respect of the Assumed Indebtedness and the Leases.

4.

Security for Payment of Purchase Price and Assumption of Liabilities

4.1

General Security Agreement

The Purchaser shall on closing deliver to the Vendor a general security agreement whereby the Purchaser will grant a secured interest in the assets and undertaking of the Purchaser in favour of the Vendor as security for payment of the unpaid balance of the Purchase Price and as surety for payment of the Assumed Indebtedness and obligations under paragraphs 3.1 and 3.2.  The general security agreement shall be in the form contained in the Schedule of General Security Agreement.  Provided that the Purchaser is in good standing in respect of the payments owing under this Agreement, the Vendor agrees to provide the Purchaser with a release of the General Security Agreement on September 30, 2005.

4.2

Hypothecation and Pledge of Shares and Escrow Agreement

The Covenantors agree on closing to hypothecate and pledge all of the issued and outstanding shares of the Purchaser as continuing collateral security for payment by the Purchaser of the unpaid balance of the Purchase Price and as surety for payment by the Purchaser of the Assumed Indebtedness and obligations under paragraphs 3.1 and 3.2.  The escrow agreement shall be in the form contained in the Schedule of Escrow Agreement.  Provided that the Purchaser is in good standing in respect of the payments owing under this Agreement, the Vendor agrees to a wind up of the escrow and return of the shares to the Covenantors on the earlier of September 30, 2005 and the date the unpaid balance of the Purchase Price is paid to the Vendor.

4.3

Personal Guarantees of Covenantors and Daniel Bouchard

The Covenantors and Daniel Bouchard, the President of Bouchard Management Inc. shall on closing provide the Vendor with  a joint and several guarantee (the “Guarantee”) as continuing collateral security for payment by the Purchaser of the Assumed Indebtedness under paragraph 3.1(a) in the form set out in the Schedule of Covenantors’ Guarantee. In the event that the Purchaser pays all of the Assumed Indebtedness and provides the Vendor with reasonably satisfactory proof of payment of the Assumed Indebtedness, the Vendor shall cancel and return the Guarantee to the Covenantors.

4.4

Events of Default

The following shall be and be deemed to be events of default entitling the Vendor to exercise its rights against the Purchaser and the Covenantors under the security described in paragraphs 4.1, 4.2 and 4.3:

(a)

failure by the Purchaser to make any payment to the Vendor under paragraph 2 on the due date within 7 days of receipt of written demand therefor;

(b)

failure by the Purchaser, within 21 days of receipt of written notice from the Vendor, to pay or satisfy any aspect or portion of the Assumed Indebtedness for which a demand for payment has been served upon the Vendor;

(c)

failure by the Purchaser, within 15 days of receipt of written notice from the Vendor,  to make any payment owing in relation to the Leasehold Property for which a demand for payment has been served upon the Vendor;

(d)

failure by the Purchaser, within 21 days of receipt of written demand from the Vendor, to indemnify the Vendor in respect of the Assumed Indebtedness or any other obligations described under this Agreement; and

(e)

failure by the Purchaser, within 30 days of receipt of written notice from the Vendor, to meet any other obligation to the Vendor described in this Agreement.

5.

Representations and Warranties of the Vendor

The Vendor represents and warrants to the Purchaser as follows, with the intent that the Purchaser will rely on these representations and warranties in entering into this Agreement, and in concluding the purchase and sale contemplated by this Agreement.

5.1

Capacity to Sell

The Vendor is a corporation duly incorporated, validly existing and in good standing under the British Columbia Company Act with respect to the filing of annual reports, and has the power and capacity to own and dispose of the Assets and to carry on the Vendor’s Traditional Auction Business as now being conducted by it, and to enter into this Agreement and carry out its terms to the full extent.

5.2

Authority to Sell

The execution and delivery of this Agreement and the completion of the transaction contemplated by this Agreement have been duly and validly authorized by all necessary corporate action on the part of the Vendor, and this Agreement constitutes a legal, valid and binding obligation of the Vendor enforceable against the Vendor in accordance with its terms except as may be limited by laws of general application affecting the rights of creditors.

5.3

Sale Will Not Cause Default

Neither the execution and delivery of this Agreement nor the completion of the purchase and sale contemplated by this Agreement will:

(a)

violate any of the terms and provisions of the memorandum or articles of the Vendor, or any order, decree, statute, by-law, regulation, covenant or restriction applicable to the Vendor or any of the Assets;

(b)

give any person the right to terminate, cancel or remove any of the Assets, except to the extent that the consents of the other parties to the leases of the Leasehold Property and to the Material Contracts are required to assign the Leasehold Property and the Material Contracts; or

(c)

result in any fees, duties, taxes, assessments or other amounts relating to any of the Assets becoming due or payable other than British Columbia Social Service Tax and Excise Tax payable by the Purchaser in connection with the purchase and sale.

5.4

Assets

The Vendor owns and possesses and has a good marketable title to the Assets free and clear of all mortgages, liens, charges, pledges, security interest, encumbrances and other claims except as described in the Schedule of Payables and Instruments of Indebtedness.

5.5

Litigation

There is no litigation or administrative or governmental proceeding or inquiry pending, or to the knowledge of the Vendor, threatened against or relating to the Vendor, the Vendor’s Traditional Auction Business or any of the Assets, nor does the Vendor know of any reasonable basis for any such action, proceeding or inquiry.

5.6

Terms of Employment

The Vendor is not a party to any collective agreement relating to the Vendor’s Traditional Auction Business with any labour union or other association of employees, and no part of the Vendor’s Traditional Auction Business has been certified as a unit appropriate for collective bargaining.

5.7

Canadian Resident

The Vendor is not a non-resident of Canada within the meaning of the Income Tax Act.

6.

Covenants of the Vendor

6.1

License of Name

The Vendor shall retain all rights in connection with the name “Able Auctions” and all variations thereof but agrees to provide a sub-license to the Purchaser for the exclusive use of the name “Able Auctions” for the purpose of conducting live auctions within the Province of British Columbia which license shall continue for as long as the Purchaser is in good standing with the terms and conditions of this Agreement.  The term “exclusive use” shall in no way limit or be deemed to limit the Vendor from continuing itself to use the name “Able Auctions” in connection with its ongoing business operations which are not related to its traditional auction business.  The Vendor shall furthermore not be restricted from or limited in using the name “Able Auctions” in connection with:

(a)

sales or auctions from its liquidation store(s); or

(b)

traditional auction business it conducts in the event that the Purchaser declines to exercise its right of first refusal to conduct an auction under paragraph 13; or

(c)

traditional auction business it conducts if the parties are unable to negotiate a mutually satisfactory commission and buyer’s premium split in respect of an auction opportunity under paragraph 13 of this Agreement.

6.2

License of Phone Numbers

The Vendor shall retain all rights in connection with the phone numbers currently used in connection with the Vendor’s Traditional Auction Business but agrees to provide a license to the Purchaser for the exclusive use of the telephone numbers which license shall continue for as long as the Purchaser is in good standing with the terms and conditions of this Agreement.

6.3

Agreement to Assign Phone Numbers

Upon the Purchaser paying the balance of the Purchase Price, the Vendor agrees to an absolute assignment to the Purchaser of the phone numbers used in connection with the Vendor’s Traditional Auction Business.

6.4

License and Royalty Fees

[DELETED]

6.5

Procure Consents

The Vendor shall diligently take all reasonable steps required to obtain, before closing, all consents to the assignments of the Leasehold Properties, the Material Contracts and any other of the Assets for which a consent is required.

6.6

Assignment of Employment Contracts

At closing the Vendor shall assign to the Purchaser the employment contracts (the “Assigned Employment Contracts”) of all employees of the Vendor’ Auction Business who have agreed and consented in writing to the assignment of their employment contracts as more particularly identified in the Schedule of Assigned Employment Contracts and the Purchaser agrees to accept the assignment of the Assigned Employment Contracts.  The Purchaser, the Covenantors and Daniel Bouchard shall indemnify and save harmless the Vendor from and against all claims by any former employee of the Vendor whose contract has been assigned under this paragraph for wages, salaries, bonuses, pension or other benefits, severance pay, notice or pay in lieu of notice and holiday pay in respect of any period prior to the Effective Date.  The assignment of the Assigned Employment Contracts shall be in the form of the Schedule of Assignment of Employment Contracts.

6.7

Terminated Employees

In the event that an employee of the Vendor does not consent to the assignment of his of her employment to the Purchaser and the Vendor terminates the employment of that employee, the Purchaser agrees to provide such terminated employee with an offer of employment with the Purchaser upon the same terms and conditions of the non-consenting employee’s employment contract with the Vendor.

7.

Representations and Warranties of the Purchaser

The Purchaser represents and warrants to the Vendor as follows, with the intent that the Vendor will rely on these representations and warranties in entering into this Agreement, and in concluding the purchase and sale contemplated by this Agreement.

7.1

Status of Purchaser

The Purchaser is a corporation duly incorporated, validly existing and in good standing under the Company Act of British Columbia with respect to the filing of annual returns, has the power and capacity to enter into this Agreement and carry out its terms.

7.2

Authority to Purchase

The execution and delivery of this Agreement and the completion of the transaction contemplated by this Agreement have been duly and validly authorized by all necessary corporate action on the part of the Purchaser, and this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms except as limited by laws of general application affecting the rights of creditors.

8.

Covenants of the Purchaser

8.1

Offer Employment

The Purchaser covenants with the Vendor to accept the employment contracts assigned to the Purchaser under paragraph 6.6 and to offer employment on terms and conditions in effect at the date of termination to all employees employed in connection with the Vendor’s Traditional Auction Business terminated under paragraph 6.7.

8.2

Social Services Tax, Goods and Services Tax and the Income Tax Act

The Purchaser will be liable for and shall pay all provincial sales taxes and registration charges and transfer fees properly payable upon and in connection with the sale and transfer of the Assets by the Vendor to the Purchaser.

8.3

Consents

The Purchaser shall at the request of the Vendor execute and deliver such applications for consent and such assumption agreements, and provide such information as may be necessary to obtain the consents referred to in section 6.5 and will assist and co-operate with the Vendor in obtaining the consents.

8.4

Purchaser to Operate Business

The Purchaser and Covenantors agree upon completion of the purchase of the Assets to operate the Vendor’s Traditional Auction Business through the Purchaser and that for as long as the Purchaser is obligated to make payments under this agreement to the Vendor, the Purchaser will not sell the Assets to another person or corporation without the prior written consent of the Vendor.

9.

Survival of Representations, Warranties and Covenants

9.1

Vendor’s Representations, Warranties and Covenants

All statements contained in any certificate or other instrument delivered by or on behalf of the Vendor under this Agreement or in connection with the transaction contemplated by this Agreement shall be deemed to be representations and warranties by the Vendor. All representations, warranties, covenants and agreements made by the Vendor in this Agreement or under this Agreement shall, unless otherwise expressly stated, survive closing.

9.2

Purchaser’s Representations, Warranties and Covenants

All representations, warranties, covenants and agreements made by the Purchaser in this Agreement or under this Agreement shall, unless otherwise expressly stated, survive closing.

10.

Conditions Precedent to the Obligations of the Purchaser

All obligations of the Purchaser under this Agreement are subject to the fulfillment at or before closing of the following conditions:

10.1

Vendor’s Representations and Warranties

The Vendor’s representations and warranties contained in this Agreement and in any certificate or document delivered under this Agreement or in connection with the transactions contemplated by this Agreement will be true at and as of closing as if such representations and warranties were made at and as of such time.

10.2

Vendor’s Covenants

The Vendor will have performed and complied with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it before or at closing.

The foregoing conditions are for the exclusive benefit of the Purchaser and any such condition may be waived in whole or in part by the Purchaser at or before closing by delivering to the Vendor a written waiver to that effect signed by the Purchaser.

11.

Conditions Precedent to the Obligations of the Vendor

All objections of the Vendor under this Agreement are subject to the fulfillment, before or at closing, of the following conditions:

11.1

Purchaser’s Representations and Warranties

The Purchaser’s representations and warranties contained in this Agreement will be true at and as of closing as though such representations and warranties were made as of such time.

11.2

Purchaser’s Covenants

The Purchaser will have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it at or before closing.

11.3

Shareholder and Director Approval

The Vendor receiving all necessary approvals from the shareholders and/or directors of Ableauctions.com Inc.

11.4

Release of Vendor From Leases

The Vendor receiving a full and final release in respect of its obligations under the Leases.

Each of the foregoing conditions is for the exclusive benefit of the Vendor and any such condition may be waived in whole or part by the Vendor at or before closing by delivering to the Purchaser a written waiver to that effect signed by the Vendor.

12.

Closing

12.1

Time of Closing

Subject to the terms and conditions of this Agreement, the purchase and sale of the Assets will be completed at a closing to be held at 11:00 a.m. on or before the 31st day of August, 2002 or at such other time and date agreed upon in writing between the parties (the “Time Of Closing”).

12.2

Effective Closing Date

Notwithstanding the Time of Closing, the effective date of the transfer of the Assets and the date upon which the Purchaser shall assume responsibility for the Assumed Indebtedness shall be August 1, 2002 (the “Effective Date”).

12.3

Place of Closing

The closing will take place at 1963 Lougheed Highway, Coquitlam, British Columbia.

12.4

Documents to be Delivered by the Vendor

At the closing the Vendor will deliver or cause to be delivered to the Purchaser:

(a)

all deeds of conveyance, bills of sale, transfer and assignments, in form and content satisfactory to the Purchaser, appropriate to effectively vest a good and marketable title to the Assets in the Purchaser to the extent contemplated by this Agreement, and immediately registrable in all places where registration of such instruments is required;

(b)

all consents or approvals obtained by the Vendor for the purpose of validly assigning the Leasehold Property and the Material Contracts;

(c)

the Assignment of Employment Contracts Agreement; and

(d)

possession of the Assets

12.5

Documents to be Delivered by the Purchaser and Covenantors

At the closing the Purchaser will deliver or cause to be delivered:

(a)

a covenant of the Purchaser in favour of the Vendor agreeing to assume and pay or perform and indemnify the Vendor against the Assumed Indebtedness and other obligations agreed to be assumed by the Purchaser under this Agreement in the manner and to the extent provided in this Agreement;

(b)

Full and final releases in Vendor in respect of its obligations under the Leases;

(c)

the promissory note required under paragraph 2;

(d)

the general security agreement required under paragraph 4.1;

(e)

the hypothecation and pledge of shares agreement required under paragraph 4.2 together with the documents required pursuant to that agreement;

(f)

the guarantee of the Covenantors required under paragraph 4.3; and

(g)

the Assignment of Employment Contracts Agreement.

13.

Right of First Refusal re Auctions by Vendor

The Vendor agrees to provide the Purchaser with the first right of refusal to conduct any auction which the Vendor, or any affiliate of the Vendor, wishes to conduct within the Province of British Columbia.  In the event that the Purchaser elects to conduct the requested auction on behalf of the Vendor, the Purchaser shall receive a negotiated commission of not less than 10%, such commission to be negotiated on a per deal basis. The parties further agree to negotiate a split of the buyer’s premium on a per deal basis.

14.

Purchaser to Broadcast Auctions through Vendor

The Purchaser shall use the Vendor exclusively in respect of the broadcast of its live auctions over the internet, television or any other medium.  The Purchaser furthermore agrees to broadcast a minimum of two (2) auctions per month through the Vendor. The Vendor agrees that the price to the Purchaser for broadcasting auctions will be $750 per auction plus 5% of all on-line sales. The Purchaser further guarantees to pay the Vendor a minimum of $1500 each month in respect of its obligations under this paragraph, meaning that for each month in which the Purchaser does not broadcast at least two (2) auctions, the Purchaser shall pay to the Vendor $1500 or the difference between $1500 and the amount paid for auctions broadcast in that month, such amount to be paid on or before the 15th day of the month following the month in which less than two (2) of the Purchaser’s auctions were broadcast by the Vendor.  The provisions of this paragraph and obligation to pay herein set out shall survive the completion of the sale of Assets and payment of the Purchase Price.

15.

Vendor May Operate Liquidation Store(s)

The Vendor may continue to sell its merchandise through its own liquidation store(s) and nothing in this Agreement shall be construed as prohibiting or restricting the Vendor from selling its merchandise through its own liquidation store located on the second floor of 1963 Lougheed Highway, Coquitlam, or in any other location.

16.

Use of Coquitlam Leasehold Space by Ableauctions.com

The Purchaser agrees to provide Ableauctions.com Inc. with the exclusive use by way of sub-lease or license of the second floor of 1963 Lougheed Highway, Coquitlam (the “Coquitlam Premises”) for as long as the Purchaser continues to lease the Coquitlam Premises. The Vendor confirms Ableauctions.com Inc.’s agreement to pay the following in connection with the lease of the Coquitlam Premises:

(a)

37% of the monthly basic rent payments;

(b)

50% of the operating costs, utilities and taxes; and

(c)

50% of the signage costs.

17.

Contracts in Name of Vendor

The Purchaser shall not enter into contracts on behalf of the Vendor or otherwise in any way obligate the Vendor in respect of suppliers or any other third party without first receiving written consent from the Vendor which consent the Vendor may arbitrarily withhold.

18.

Risk of Loss

From the Effective Date the Assets will be at the risk of the Purchaser.

19.

Further Assurances

The parties will execute such further and other documents and do such further and other things as may be necessary to carry out and give effect to the intent of this Agreement.

20.

Notice

All notices required or permitted to be given under this Agreement will be in writing and personally delivered to the address of the intended recipient set forth on the first page of this Agreement or at such other address as may from time to time be notified by any of the parties in the manner provided in this Agreement.

21.

Entire Agreement

This Agreement constitutes the entire agreement between the parties and there are no representations or warranties, express or implied, statutory or otherwise and no collateral agreements other than as expressly set forth or referred to in this Agreement.

22.

Time of the Essence

Time will be the essence of this Agreement.

23.

Applicable Law

This Agreement will be governed by and interpreted in accordance with the laws of British Columbia.

24.

Successors and Assigns

This Agreement will enure to the benefit of and be binding upon the parties and their respective successors and assigns.

25.

Headings

The headings appearing in this Agreement are inserted for convenience of reference only and will not affect the interpretation of this Agreement.

AS EVIDENCE OF THEIR AGREEMENT the parties have executed this Agreement as of the day and year first above written.

ABLE AUCTIONS (1991) LTD.

Per:

       ABDUL LADHA

ABLE SOLUTIONS INC.

Per:

       JEREMY DODD

Per:

        DANIEL BOUCHARD

SIGNED, SEALED & DELIVERED

)

in the presence of:

)

)

____________________________

Name of Witness

)

JEREMY DODD

)

)

Address

)

BOUCHARD MANAGEMENT INC.

Per:

       DANIEL BOUCHARD

SIGNED, SEALED & DELIVERED

)

in the presence of:

)

)

)

____________________________

Name of Witness

)

DAN BOUCHARD

)

)

Address

)

SIGNED, SEALED & DELIVERED

)

in the presence of:

)

)

)

_____________________________

Name of Witness

)

ROB KAVANAGH

)

)

Address

)

Exhibit 10.28

Olcott & Shore, PLLC

3401 N. 32nd Street

Phoenix, Az. 85018

(602) 952-6925

____________________________________________________________________________________________________________

PARTIAL ASSIGNMENT OF BENEFICIAL INTEREST UNDER SECOND DEED OF TRUST

AND ASSIGNMENT OF RENTS

FOR VALUE RECEIVED, Ableauctions.Com (Washington), Inc., a Washington corporation ("Assignor") hereby conveys, grants, assigns, sets over and transfers to Abdul Ladha, a married man as his sole and separate property ("Assignee"), a partial beneficial interest under that certain Second Deed of Trust dated July 16, 2002, executed by Elliott J. Glasser, Trustee of the Glasser Family Trust Under Trust Agreement dated November 21, 1996, as Trustor, to Stewart Title & Trust of Phoenix, Inc., a Delaware corporation, as Trustee, and Ableauctions.com (Washington), Inc., a Washington corporation, as Beneficiary, and recorded on July 16, 2002, as Document Number 2002-0722306, in the records of Maricopa County, Arizona.  The real property secured in said Second Deed of Trust is described in Exhibit "A" attached hereto and made a part hereof by this reference.

The partial beneficial interest assigned hereunder is for the (i) Fulfillment of Trustor’s obligations pursuant to Paragraph 3.C) of the Addendum to Escrow Instructions dated May 9, 2002; and (ii) Fulfillment of Trustor’s obligations under the Amendment to Inventory Component referred to in said Second Deed of Trust, with all sums, including interest, due or to become due thereunder, and all rights accrued or to accrue thereunder. Assignor hereby covenants and agrees to execute all documents and do all things necessary to effectuate the transfer of such beneficial interest contemplated hereby.

THIS TRANSACTION IS EXEMPT BY REASON OF A.R.S. §11-1134(B)(1)

IN WITNESS WHEREOF, said Beneficiary has executed this Partial Assignment of Beneficial Interest Under Second Deed of Trust and Assignment of Rents this        day of October, 2002.

Ableauctions.com (Washington), Inc.

___________________________________________

By: ________________________________________

Its:  ________________________________________

PROVINCE OF BRITISH COLUMBIA

)

)

CANADA

)

This instrument was acknowledged before me this      day of October, by                             the ____________________ of Ableauctions.com (Washington), Inc., who executed the foregoing instrument for the purposes set forth therein.

________________________________

___________________________________

Notary Seal and Expiration

Notary Public

ACCEPTANCE

The undersigned, Abdul Ladha, hereby accepts the foregoing Assignment and agrees to be bound by and to perform the obligations imposed upon the Assignor under the above-described Second Deed of Trust.

DATED this       day of October 2002.

____________________________________

Abdul Ladha

Address of Assignee:

Abdul Ladha__________________

_____________________________

_____________________________

PROVINCE OF BRITISH COLUMBIA

)

)

CANADA

)

This instrument was acknowledged before me this      day of October, 2002, by Abdul Ladha, who executed the foregoing instrument for the purposes set forth therein.

_____________________________

__________________________________

Notary Seal and Expiration

Notary Public

Exhibit 10.29

PROMISSORY NOTE

Amount $

DUE: ON DEMAND

Coquitlam, British Columbia

Dated:

FOR VALUE RECEIVED, ABLEAUCTIONS.COM, INC. (the “Borrower”), a company incorporated under the laws of the State of Florida, USA and having a Canadian office at 1963 Lougheed Highway, Coquitlam, British Columbia, promises to pay to the order of ABDUL-AZIZ AKBERALI KASSAMALI VALLI LADHA, businessman of 7797 Jensen Place, Burnaby, B.C. V5A 2A7 (the “Lender”), the principal sum of $

    lawful money of Canada, plus CDN$      448,500.00       that may be offset against the assignment of the Cash and Inventory from the Arizona building sale, together with interest at the rate of        10            % per annum, with interest only payments calculated and payable monthly on the last day of the month, not in advance, from the date of advance, as well after as before maturity or default, on the amount of principal from time to time remaining unpaid.  The principal and all accrued and unpaid interest are payable to the Lender on demand.

Any amount that is required to be paid on a day that is not a business day will be payable on the next business day without adjustment for interest thereon.  A business day means any day except Saturday, Sunday, or any day on which banks are generally not open for business in British Columbia.

THE BORROWER waives demand and presentment for payment, notice of non-payment, protest, and notice of protest of this Note.

ABLEAUCTIONS.COM, INC.

Per:

___________________________________

Nailin Esmail - CFO

Exhibit 10.30

GENERAL SECURITY AGREEMENT

THIS SECURITY AGREEMENT made effective September 30, 2002

FROM:

ABLEAUCTIONS.COM, INC. a corporation incorporated under the laws of the State of Florida, USA and having a Canadian office at 1963 Lougheed Highway, Coquitlam, British Columbia

(the “Debtor”)

TO:

ABDUL-AZIZ AKBERALI KASSAMALI VALLI LADHA

of 7797 Jensen Place, Burnaby, B.C. V5A 2A7

(the “Secured Party”)

FOR VALUE RECEIVED, the Debtor covenants, agrees, warrants, represents, acknowledges, and confirms to and with the Secured Party and creates and grants the mortgages, charges, transfers, assignments, and security interests as follows:

1.

Security Interest

As security for the payment and performance of the Obligations (as defined in paragraph 3), the Debtor, subject to the exceptions set out in paragraph 2, does:

1.1

Grant to the Secured Party a security interest in, and mortgages, charges, transfers and assigns absolutely, all of the Debtor's present and after acquired personal property, and all personal property in which the Debtor has rights, of whatever nature or kind and wherever situate, including, without limitation, all of the following now owned or in future owned or acquired by or on behalf of the Debtor:

(a)

all goods, including:

(i)

all inventory of whatever kind and wherever situate, including, without limitation, goods acquired or held for sale or lease or furnished or to be furnished under contracts of rental or service, all raw materials, work in progress, finished goods, returned goods, repossessed goods, and all packaging materials, supplies, and containers relating to or used or consumed in connection with any of the foregoing (collectively the “Inventory”);

(ii)

all equipment of whatever kind and wherever situate, including, without limitation, all machinery, tools, apparatus, plant, fixtures, furniture, furnishings, chattels, motor vehicles, vessels, and other tangible personal property of whatever nature or kind (collectively the “Equipment”);

(b)

all book accounts and book debts and generally all accounts, debts, dues, claims, choses in action, and demands of every nature and kind however arising or secured including letters of credit and advices of credit, which are now due, owing, or accruing, or growing due to, or owned by, or which may in future become due, owing, or accruing, or growing due to, or owned by the Debtor (the “Accounts”);

(c)

all contractual rights, insurance claims, licences, goodwill, patents, trademarks, trade names, copyrights, and other industrial or intellectual property of the Debtor or in which the Debtor has an interest, all other choses in action of the Debtor of every kind which now are, or which may in future be, due or owing to or owned by the Debtor, and all other intangible property of the Debtor which is not Accounts, Chattel Paper, Instruments, Documents of Title, Securities, or Money;

(d)

all Money;

(e)

all property described in Schedule A to this Agreement, or in any schedule now or at any time in future annexed to this Agreement or agreed to form part of this Agreement;

(f)

the undertaking of the Debtor;

(g)

all Chattel Paper, Documents of Title (whether negotiable or not), Instruments, Intangibles, and Securities now owned or in future owned or acquired by or on behalf of the Debtor (including those returned to or repossessed by the Debtor) and all other goods of the Debtor that are not Equipment, Inventory, or Accounts;

(h)

all proceeds, renewals, and accretions, and substitutions of any of the foregoing; and

(i)

all deeds, documents, writings, papers, books of account, and other books and electronically recorded data relating to any of the foregoing or by which any of the foregoing is or may in future be secured, evidenced, acknowledged, or made payable.

1.2

Charge as and by way of a floating charge to and in favour of the Secured Party, and grant to the Secured Party a security interest, mortgage, and charge in and to:

(a)

all the Debtor's right, title, and interest in and to all its presently owned or held and after acquired or held real, immovable, and leasehold property and all interests therein, and all easements, rights-of-way, privileges, benefits, licences, improvements, and rights whether connected therewith or appurtenant thereto or separately owned or held, including all structures, plant, and other fixtures (collectively “Real Property”); and

(b)

all property, assets, and undertakings of the Debtor, both present and future, of whatever nature or kind and wherever situate, and all Proceeds thereof and therefrom,

other than any of its property, assets, and undertakings otherwise validly and effectively subject to the charges and security interests in favour of the Secured Party created under paragraph 1.1A of this Agreement.  This charge attaches immediately upon the Debtor acquiring any rights in any of that property.

1.3

Mortgage and charge as and by way of a fixed and specific charge to and in favour of the Secured Party, and assign and transfer to the Secured Party and grant to the Secured Party, by way of mortgage, charge, assignment, and transfer, a security interest in all of the Debtor's right, title, and interest, both present and future, in and to all of its presently owned or held and after acquired or held property which:

(a)

is or in future becomes a fixture, or

(b)

constitutes a licence, quota, permit or other similar right or benefit, or crops.

1.4

The mortgages, charges, assignments, transfers, and security interests created or granted under paragraphs 1.1, 1.2, and 1.3 of this Agreement are collectively called the “Security Interest”, and all property, assets, interests, and undertakings (including Proceeds) subject to the Security Interest or otherwise charged or secured by this Agreement or expressed to be charged, assigned or transferred, or secured by any instruments supplemental to this Agreement or in implementation of this Agreement are collectively called the “Collateral”.

2.

Exceptions and Definitions

The Security Interest granted by this Agreement shall not extend or apply to and the Collateral shall not extend to the last day of the term of any lease or agreement to lease real property, but upon the enforcement of the Security Interest the Debtor shall stand possessed of such last day in trust to assign and dispose thereof as the Secured Party shall direct.

The terms “Chattel Paper”, “Document of Title”, “Equipment”, “Consumer Goods”, “Instrument”, “Intangible”, “Security”, “Proceeds”, “Inventory”, “Accessions”, “Money”, “financing statement”, “financing change statement” and “verification statement” shall, unless otherwise defined in this Agreement or otherwise required by the context, be interpreted according to their respective meanings as set out in the British Columbia Personal Property Security Act, as amended.

Any reference in this Agreement to “Collateral” shall, unless the context otherwise requires, be deemed a reference to “Collateral or any part thereof”.  The Collateral shall not include consumer goods of the Debtor.

The term “Proceeds”, whenever used and interpreted as above, shall by way of example include trade-ins, equipment, cash, bank accounts, notes, chattel paper, goods, contract rights, accounts, and any other personal property or obligation received when such collateral or proceeds are sold, exchanged, collected, or otherwise disposed of.  The term “licence” means any licence or similar right at any time owned or held by the Debtor including without limitation a “licence” as defined in the Act, and the meaning of the term “crops” whenever used in this Agreement includes but is not limited to “crops” as defined in the Act.

3.

Obligations Secured

This Agreement and the Security Interest are in addition to and not in substitution for any other security interest now or in future held by the Secured Party from the Debtor or from any other person and shall be general and continuing security for the payment of all indebtedness and liability of the Debtor to the Secured Party (including interest thereon), present or future, absolute or contingent, joint or several, direct or indirect, matured or not, extended or renewed, wherever and however incurred, and any ultimate balance thereof, including all advances on current or running account and all future advances and re-advances, and whether the same is from time to time reduced and thereafter increased or entirely extinguished and thereafter incurred again, and whether the Debtor be bound alone or with another or others, and whether as principal or surety, and for the performance and satisfaction of all obligations of the Debtor to the Secured Party, whether or not contained in this Agreement, and whether the Debtor be bound alone or with another or others (all of which indebtedness, liability, and obligations are collectively the “Obligations”).

4.

Prohibitions

Without the prior written consent of the Secured Party, the Debtor shall not and shall not have power to:

(a)

grant, create, or permit to be created any security interest in, charge, encumbrance, or lien over, or claim against any of its property, assets, or undertakings that rank or could rank in priority to or pari passu with the Security Interest;

(b)

grant, sell, or otherwise assign its Chattel Paper; or

(c)

issue or have outstanding at any time any secured or unsecured bonds, debentures, debenture stock, or other evidences of indebtedness of the Debtor or of any predecessor in title of the Debtor issued under a trust deed or other instrument running in favour of a trustee.

5.

Attachment

The Debtor acknowledges and confirms that:

(a)

there is no intention to delay the time of attachment of the Security Interest created by this Agreement, and the Security Interest shall attach at the earliest time permissible under the laws governing this Agreement;

(b)

that value has been given; and

(c)

that the Debtor has (or in the case of any after acquired property, will have at the time of acquisition) rights in the Collateral.

6.

Representations and Warranties

6.1

The Debtor represents and warrants to the Secured Party that:

(a)

if the Debtor is a company or a partnership, this Agreement is granted in accordance with resolutions of the directors (and of the shareholders as applicable) or of the partners, as the case may be, of the Debtor, and that all other matters and things have been done and performed so as to authorize and make the execution and delivery of this Agreement, and the performance of the Debtor's obligations hereunder, legal, valid, and binding;

(b)

the Debtor lawfully owns and possesses all presently held Collateral and has good title thereto, free from all security interests, charges, encumbrances, liens, and claims, save only the charges or security interests, if any, shown in any schedule to this Agreement and those consented to in writing by the Secured Party, and the Debtor has good right and lawful authority to grant a security interest in the Collateral as provided by this Agreement;

(c)

where the Collateral includes Accounts, Chattel Paper, or Instruments, each is enforceable in accordance with its terms against the party obligated thereunder, and that the Debtor has fully and accurately disclosed to the Secured Party the amount owing thereunder and any other relevant information concerning liability for payment thereunder;

(d)

for goods constituting Collateral, the Debtor has in this Agreement or elsewhere fully and accurately disclosed to the Secured Party the locations thereof and of the business operations and records of the Debtor.

6.2

All representations and warranties given by the Debtor under purchase of assets agreement (the “Purchase Agreement”) between the Secured Party and the Debtor dated effective August 1, 2002 shall form representations and warranties of this Agreement and this Agreement shall be read and construed to include such representations and warranties.

7.

Covenants of the Debtor

7.1

The Debtor covenants with the Secured Party that at all times while this Agreement remains in effect the Debtor shall:

(a)

defend the title to the Collateral for the benefit of the Secured Party against the claims and demands of all persons;

(b)

fully and effectually maintain and keep maintained the validity and effectiveness of the Security Interest;

(c)

maintain the Collateral in good order and repair;

(d)

forthwith pay:

(i)

all taxes, assessments, rates, duties, levies, government fees, claims, dues and other charges of every nature that may be lawfully levied, assessed, or imposed upon it or the Collateral when due, unless the Debtor shall in good faith contest its obligations so to pay and shall furnish such security as the Secured Party may require; and

(ii)

all security interests, charges, encumbrances, liens and claims that rank or could in any event rank in priority to the Security Interest, other than the charges or security interests, if any, shown in any Schedule to this Agreement and those consented to in writing by the Secured Party;

(e)

forthwith reimburse and indemnify the Secured Party for all costs, charges, expenses, and legal fees and disbursements that may be incurred by the Secured Party in:

(i)

inspecting the Collateral;

(ii)

negotiating, preparing, perfecting, and registering this Agreement or notice of it and other documents, whether or not relating to this Agreement;

(iii)

investigating title to the Collateral;

(iv)

taking, recovering, keeping possession of, and insuring the Collateral; and

(v)

all other actions and proceedings taken in connection with the preservation of the Collateral and the enforcement of this Agreement and of any other Security Interest held by the Secured Party as security for the Obligations;

(f)

at the Secured Party's request at any time and from time to time, execute and deliver such further and other documents and instruments and do all acts and things as the Secured Party in its absolute discretion requires in order to confirm and perfect, and maintain perfection of, the Security Interest in favour of the Secured Party upon any of the Collateral;

(g)

notify the Secured Party promptly of

(i)

any change in the information contained in this Agreement relating to the Debtor, its address, its business, or the Collateral, including without limitation any change of name or address of the Debtor and any change in location of any Collateral;

(ii)

the details of any material acquisition of Collateral;

(iii)

any material loss or damage to the Collateral;

(iv)

any material default by any account debtor in payment or other performance of his or her obligations to the Debtor with respect to any Accounts;

(v)

the return to or repossession by the Debtor of the Collateral where such return or repossession of the Collateral is material in relation to the business of the Debtor; and

(vi)

the details of any claims or litigation affecting the Debtor or the Collateral;

(h)

prevent the Collateral, other than Inventory sold, leased, or otherwise disposed of as permitted by this Agreement, from being or becoming an accession to other property not covered by this Agreement;

(i)

permit the Secured Party and its representatives, at all reasonable times, access to all its property, assets, and undertakings and to all its books of account and records for the purpose of inspection, and render all assistance necessary for such inspection; and

(j)

deliver to the Secured Party from time to time promptly upon request:

(i)

any Documents of Title, Instruments, Securities, and Chattel Paper constituting, representing, or relating to Collateral;

(ii)

all books of account and all records, ledgers, reports, correspondence, schedules, documents, statements, lists, and other writings relating to the Collateral for the purpose of inspecting, auditing, or copying;

(iii)

all financial statements prepared by or for the Debtor regarding the Debtor's business;

(iv)

all policies and certificates of insurance relating to the Collateral; and

(v)

any information concerning the Collateral, the Debtor, and the Debtor's business and affairs as the Secured Party may reasonably require;

(k)

carry on and conduct the business of the Debtor in a proper and efficient manner and so as to protect and preserve the Collateral and to keep, in accordance with generally accepted accounting principles, consistently applied, proper books of account for the Debtor's business as well as accurate and complete records concerning the Collateral;

(l)

observe and perform the additional covenants, if any, set out in any schedule attached to this Agreement.

7.2

The Debtor covenants that at all times while this Agreement remains in effect, without the prior written consent of the Secured Party, it shall not

(a)

declare or pay any dividends;

(b)

purchase or redeem any of its shares or otherwise reduce its share capital;

(c)

become guarantor of any obligation; or

(d)

become an endorser of any obligation or otherwise become liable upon any note or other obligation other than bills of exchange deposited to any bank accounts of the Debtor.

7.3

Except as provided in this Agreement, without the prior written consent of the Secured Party, the Debtor shall not

(a)

sell, lease, or otherwise dispose of the Collateral;

(b)

release, surrender, or abandon possession of the Collateral; or

(c)

move or transfer the Collateral from the jurisdiction or jurisdictions in which the Security Interest has been perfected.

7.4

Provided that the Debtor is not in default under this Agreement, at any time without the consent of the Secured Party the Debtor may lease, sell, license, consign, or otherwise deal with items of Inventory in the ordinary course of its business and for the purposes of carrying on its business.

7.5

The Debtor covenants that to the extent that any monies, credit, or other consideration provided by the Secured Party has enabled the Debtor to purchase or acquire rights in any personal property or assets, the Security Interest is and shall remain a purchase money security interest.

8.

Insurance

8.1

The Debtor covenants that at all times while this Agreement is in effect the Debtor shall:

(a)

maintain or cause to be maintained insurance on the Collateral with an insurer, of kinds, for amounts and payable to such person or persons, all as the Secured Party may require, and in particular but without limitation maintain insurance on the Collateral to its full insurable value against loss or damage by fire including extended coverage endorsement, and in the case of motor vehicles and other mobile Collateral, maintain insurance against theft;

(b)

cause the insurance policy or policies required under this Agreement to be assigned to the Secured Party and have as part thereof a standard mortgage clause or a mortgage endorsement, as appropriate; and

(c)

pay all premiums in connection with such insurance, and deliver all such policies to the Secured Party, if it so requires.

8.2

If proceeds of any insurance required under this Agreement become payable, the Secured Party may, in its absolute discretion, apply those proceeds to such part or parts of the Obligations as the Secured Party may see fit, or the Secured Party may release any such insurance proceeds to the Debtor for the purpose of repairing, replacing, or rebuilding, but any release of insurance proceeds to the Debtor shall not operate as a payment on account of the Obligations or in any way affect this Agreement.

8.3

The Debtor shall forthwith, on the happening of loss or damage to the Collateral, notify the Secured Party thereof and furnish to the Secured Party at the Debtor's expense any necessary proof and do any necessary act to enable the Secured Party to obtain payment of the insurance proceeds, but nothing contained in this Agreement shall limit the Secured Party's right to submit to the insurer a proof of loss on its own behalf.

8.4

The Debtor irrevocably authorizes and directs the insurer under any policy of insurance required under this Agreement to include the name of the Secured Party as a loss payee on any cheque or draft that may be issued with respect to a claim under and by virtue of such insurance, and the production by the Secured Party to any insurer of a certified copy of this Agreement shall be its full and complete authority for so doing.

8.5

If the Debtor fails to maintain insurance as required by this Agreement, the Secured Party may, but shall not be obliged to, maintain or effect such insurance coverage, or so much thereof as the Secured Party considers necessary for its protection.

9.

Use and Verification of Collateral

Subject to compliance with the Debtor's covenants contained in this Agreement and compliance with paragraph 11 of this Agreement, the Debtor may, until default, possess, operate, collect, use and enjoy, and deal with the Collateral in the ordinary course of the Debtor's business in any manner not inconsistent with the provisions of this Agreement; provided always that the Secured Party shall have the right at any time and from time to time to verify the existence and state of the Collateral in any manner the Secured Party may consider appropriate.  The Debtor agrees to furnish all assistance and information and to perform all such acts as the Secured Party may reasonably request in connection therewith, and for such purpose to grant to the Secured Party or its agents access to all places where the Collateral may be located and to all premises occupied by the Debtor.

10.

Securities

If Collateral at any time includes Securities, the Debtor authorizes the Secured Party to transfer the same or any part of them into its own name or that of its nominee(s) so that the Secured Party or its nominee(s) may appear on record as the sole owner of them; provided that, until default, the Secured Party shall deliver promptly to the Debtor all notices or other communications received by it or its nominee(s) as such registered owner and, upon demand and receipt of payment of any necessary expenses thereof, shall issue to the Debtor or its order a proxy to vote and take all action with respect to such Securities.  After default, the Debtor waives all rights to receive any notices or communications received by the Secured Party or its nominee(s) as such registered owner and agrees that no proxy issued by the Secured Party to the Debtor or its order as aforesaid shall thereafter be effective.

11.

Collection of Debts

Before or after default under this Agreement, without notice to the Debtor, the Secured Party may notify all or any account debtors of the Debtor of the Security Interest and may also direct such account debtors to make all payments on Collateral to the Secured Party.  The Debtor acknowledges that any payments on or other proceeds of Collateral received by the Debtor from account debtors, whether before or after notification of this Security Interest to account debtors, and whether before or after default under this Agreement, shall be received and held by the Debtor in trust for the Secured Party and shall be turned over to the Secured Party upon request.  This includes interest on deferred payment contracts, and the payments themselves, and lease payments, if any.

12.

Income from and Interest on Collateral

12.1

Until default, the Debtor reserves the right to receive any money constituting income from or interest on Collateral and if the Secured Party receives any such money before default, the Secured Party shall either credit that money against the Obligations or pay it promptly to the Debtor.

12.2

After default, the Debtor shall not request or receive any money constituting income from or interest on Collateral and if the Debtor receives any such money in any event, the Debtor shall hold that money in trust for the Secured Party and shall pay it promptly to the Secured Party.

13.

Increases, Profits, Payments, or Distributions

13.1

Whether or not default has occurred, the Debtor authorizes the Secured Party

(a)

to receive any increase in or profits on the Collateral (other than money) and to hold the same as part of the Collateral.  Money so received shall be treated as income for the purposes of paragraph 12 of this Agreement and dealt with accordingly, and

(b)

to receive any payment or distribution upon redemption or retirement or upon dissolution and liquidation of the issuer of Collateral; to surrender such Collateral in exchange therefor; and to hold any such payment or distribution as part of Collateral.

13.2

If the Debtor receives any such increase or profits (other than money) or payments or distributions, the Debtor shall deliver the same promptly to the Secured Party to be held by the Secured Party as provided in this Agreement.

14.

Disposition of Monies

Subject to any applicable requirements of the Act, all monies collected or received by the Secured Party under or in exercise of any right it possesses with respect to Collateral shall be applied on account of the Obligations in such manner as the Secured Party deems best or, at the option of the Secured Party, may be held unappropriated in a collateral account or released to the Debtor, all without prejudice to the liability of the Debtor or the rights of the Secured Party under this Agreement, and any surplus shall be accounted for as required by law.

15.

Performance of Obligations

If the Debtor fails to perform any of its obligations under this Agreement, the Secured Party may, but shall not be obliged to, perform any or all of those obligations without prejudice to any other rights and remedies of the Secured Party under this Agreement, and any payments made and any costs, charges, expenses, and legal fees and disbursements (on a solicitor and own client basis) incurred in connection therewith shall be payable by the Debtor to the Secured Party forthwith with interest until paid at the highest rate borne by any of the Obligations and such amounts shall be secured by this Agreement and rank prior to all claims subsequent to this Agreement.

16.

Default

16.1

Unless waived by the Secured Party, it shall be an event of default (“default”) under this Agreement and the security constituted by this Agreement shall immediately become enforceable if:

(a)

any term, covenant, or representation of this Agreement is breached or if default occurs under the Purchase Agreement, if any; or

(b)

any amount owed to the Secured Party is not paid when due; or

(c)

the Debtor defaults or threatens to default in payment when due or performance of any of the Obligations; or

(d)

the Debtor or any guarantor of the Debtor declares itself to be insolvent, makes an assignment for the benefit of its creditors, is declared bankrupt, declares bankruptcy, makes a proposal, or otherwise takes advantage of provisions under the Bankruptcy and Insolvency Act, the Companies Creditors' Arrangement Act, or similar legislation in any jurisdiction, or fails to pay its debts generally as they become due; or

(e)

a receiver or receiver-manager is appointed; or

(f)

the Debtor ceases to carry on all or a substantial part of its business; or

(g)

distress, execution, or seizure of any of the Collateral occurs; or

(h)

if the Debtor is a corporation, there is a change of voting control without the Secured Party's consent; or

(i)

the Debtor changes its name or amalgamates or merges without the Secured Party's consent; or

(j)

the Debtor allows any hazardous materials to be brought upon any lands or premises occupied by the Debtor; or

(k)

the Secured Party in good faith believes and has commercially reasonable grounds to believe that the prospect of payment or performance of the Obligations is impaired or that any of the Collateral is or is about to be placed in jeopardy.

16.2

In accordance with the British Columbia Property Law Act, the doctrine of consolidation applies to this Agreement.

16.3

It shall be an event of default under this Agreement and the security constituted by this Agreement shall immediately become enforceable if any term, covenant, or representation in any other agreement, contract, or other commitment of the Debtor to the Secured Party is breached or if default should occur under the same.

17.

Acceleration

The Secured Party, in its sole discretion, may declare all or any part of the Obligations that are not by their terms payable on demand to be immediately due and payable in the event of any default, or, in the absence of default, if the Secured Party considers or deems itself insecure or that the Collateral is in jeopardy.  The provisions of this paragraph do not and are not intended to affect in any way any rights of the Secured Party with respect to any Obligations that may now or in future be payable on demand.

18.

Enforcement

18.1

Upon any default under this Agreement, the security constituted by this Agreement shall immediately become enforceable, and any floating charge will immediately attach the Real Property and Collateral.  To enforce and realize on the security constituted by this Agreement, the Secured Party may take any action permitted by law or in equity, as it may deem expedient, and in particular, but without limiting the generality of the foregoing, the Secured Party may do any of the following:

(a)

appoint by instrument a receiver, receiver and manager, or receiver-manager (the person so appointed is called the “Receiver”) of the Collateral, with or without bond as the Secured Party may determine, and from time to time in its absolute discretion remove such Receiver and appoint another in its stead;

(b)

enter upon any premises of the Debtor and take possession of the Collateral with power to exclude the Debtor, its agents, and its servants from those premises, without becoming liable as a mortgagee in possession;

(c)

preserve, protect, and maintain the Collateral and make such replacements and repairs and additions as the Secured Party may deem advisable;

(d)

sell, lease, or otherwise dispose of all or any part of the Collateral, whether by public or private sale or lease or otherwise, in such manner, at such price as can be reasonably obtained, and on such terms as to credit and with such conditions of sale and stipulations as to title or conveyance or evidence of title or otherwise as to the Secured Party may seem reasonable, provided that if any sale, lease, or other disposition is on credit, the Debtor shall not be entitled to be credited with the proceeds of any such sale, lease, or other disposition until the monies therefor are actually received; and

(e)

exercise all of the rights and remedies of a secured party under the Act.

18.2

A Receiver appointed under this Agreement shall be the agent of the Debtor and not of the Secured Party, and the Secured Party shall not be in any way responsible for any misconduct, negligence or nonfeasance on the part of any Receiver, its servants, agents, or employees.  A Receiver shall, to the extent permitted by law or to such lesser extent permitted by its appointment, have all the powers of the Secured Party under this Agreement, and in addition shall have power to carry on the business of the Debtor and for such purpose to enter upon, use, and occupy all premises owned or occupied by the Debtor in which Collateral may be situate, maintain Collateral upon such premises, use, Collateral directly or indirectly in carrying on the Debtor's business, and from time to time borrow money either unsecured or secured by a security interest in any of the Collateral.

18.3

Subject to the claims, if any, of the creditors of the Debtor ranking in priority to this Agreement, all amounts realized from the disposition of Collateral under this Agreement shall be applied as the Secured Party, in its absolute discretion, may direct or as follows:

(a)

in payment of all costs, charges, and expenses (including legal fees and disbursements on a solicitor and own client basis) incurred by the Secured Party in connection with or incidental to

(i)

the exercise by the Secured Party of all or any of the powers granted to it under this Agreement; and

(ii)

the appointment of the Receiver and the exercise by the Receiver of all or any of the powers granted to it under this Agreement, including the Receiver's reasonable remuneration and all outgoings properly payable by the Receiver excluding the Receiver's borrowings;

(b)

in payment of any sum or sums borrowed by the Receiver from the Secured Party and interest thereon if such sum or sums are secured by the Collateral;

(c)

in or toward payment to the Secured Party of all principal and other monies (except interest) due in respect of the Obligations;

(d)

in or toward payment to the Secured Party of all interest remaining unpaid in respect of the Obligations;

(e)

in or toward payment of any sum or sums borrowed by the Receiver from any financial institution, corporation, or person other than the Secured Party, and interest thereon if such sum or sums are secured by the Collateral.

Subject to applicable law and the claims, if any, of other creditors of the Debtor, any surplus shall be paid to the Debtor.

18.4

The Debtor agrees that the Secured Party may exercise its rights and remedies under this Agreement immediately upon default, except as may be otherwise provided in the Act, and the Debtor expressly confirms that, except as may be otherwise provided in this Agreement or in the Act, the Secured Party has not given any covenant, express or implied, and is under no obligation to allow the Debtor any period of time to remedy any default before the Secured Party exercises its rights and remedies under this Agreement.

19.

Deficiency

If the amounts realized from the disposition of the Collateral are not sufficient to pay the Obligations in full, the Debtor shall pay to the Secured Party the amount of such deficiency immediately upon demand for the same.

20.

Rights Cumulative

All rights and remedies of the Secured Party set out in this Agreement are cumulative, and no right or remedy contained in this Agreement is intended to be exclusive but each shall be in addition to every other right or remedy contained in this Agreement or in any existing or future security agreement or now or in future existing at law, in equity or by statute, or under any other agreement between the Debtor and the Secured Party that may be in effect from time to time.

21.

Liability of Secured Party

The Secured Party shall not be responsible or liable for any debts contracted by it, for damages to persons or property or for salaries or non-fulfilment of contracts during any period when the Secured Party shall manage the Collateral upon entry, as provided in this Agreement, nor shall the Secured Party be liable to account as mortgagee in possession or for anything except actual receipts or be liable for any loss on realization or for any default or omission for which a mortgagee in possession may be liable.  The Secured Party shall not be bound to do, observe, or perform or to see to the observance or performance by the Debtor of any obligations or covenants imposed upon the Debtor, nor shall the Secured Party, in the case of Securities, Instruments, or Chattel Paper, be obliged to preserve rights against other persons, nor shall the Secured Party be obliged to keep any of the Collateral identifiable.  The Debtor waives any applicable provision of law permitted to be waived by it which imposes higher or greater obligations upon the Secured Party than as contained in this paragraph.

22.

Appointment of Attorney and Deed

22.1

The Debtor irrevocably appoints the Secured Party or the Receiver, as the case may be, with full power of substitution, to be the attorney of the Debtor for and in the name of the Debtor to sign, endorse, or execute under seal or otherwise any deeds, documents, transfers, cheques, instruments, demands, assignments, assurances, or consents that the Debtor is obliged to sign, endorse, or execute, and generally to use the name of the Debtor and to do all things as may be necessary or incidental to the exercise of all or any of the powers conferred on the Secured Party or the Receiver, as the case may be, under this Agreement.

22.2

Whether or not the Debtor attaches its corporate seal, if a corporation, this Agreement is intended to be and is deemed to be a deed given under seal.

23.

Accounts

Notwithstanding any other provision of this Agreement, the Secured Party may collect, realize, sell, or otherwise deal with the Accounts or any part of them in such manner, upon such terms and conditions, and at such time or times, whether before or after default, as may seem to it advisable, and without notice to the Debtor, except in the case of disposition after default and then subject to the provisions of Part 5 of the Act.  All monies or other forms of payment received by the Debtor in payment of any Account shall be received and held by the Debtor in trust for the Secured Party.

24.

Appropriation of Payments

Any and all payments made in respect of the Obligations from time to time and monies realized from any security interests held therefor (including monies collected in accordance with or realized on any enforcement of this Agreement) may be applied to such part or parts of the Obligations as the Secured Party may see fit, and the Secured Party may at all times and from time to time change any appropriation as the Secured Party may see fit.

25.

Liability to Advance

None of the preparation, execution, perfection, and registration of this Agreement or notice of this Agreement or the advance of any monies shall bind the Secured Party to make any advance or loan or further advance or loan, or renew any note or extend any time for payment of any indebtedness or liability of the Debtor to the Secured Party.

26.

Waiver

The Secured Party may from time to time and at any time waive in whole or in part any right, benefit, or default under any paragraph of this Agreement but any such waiver of any right, benefit, or default on any occasion shall be deemed not to be a waiver of any such right, benefit, or default thereafter, or of any other right, benefit or default, as the case may be, and no delay or omission by the Secured Party in exercising any right or remedy under this Agreement or with respect to any default shall operate as a waiver thereof or of any other right or remedy.

27.

Notice

Any notice, demand, or other communication required or permitted to be given under this Agreement shall be effectually made or given if delivered by prepaid private courier or by facsimile transmission to the addresses set out on page one of this Agreement or to such other address or facsimile number as either party may designate in the manner set out above.  Any notice, demand, or other communication shall be deemed to have been given and received on the day of prepaid private courier delivery or facsimile transmission.

28.

Extensions

The Secured Party may grant extensions of time and other indulgences, take and give up security, accept compositions, compound, compromise, settle, grant releases and discharges, refrain from perfecting or maintaining perfection of the Security Interest, and otherwise deal with the Debtor, account debtors of the Debtor, sureties, and others and with the Collateral, the Security Interest, and other security interests as the Secured Party sees fit without prejudice to the liability of the Debtor or the Secured Party's right to hold and realize on the security constituted by this Agreement.

29.

No Merger

This Agreement shall not operate to create any merger or discharge of any of the Obligations, or of any assignment, transfer, guarantee, lien, mortgage, contract, promissory note, bill of exchange, or security interest of any form held or which may in future be held by the Secured Party from the Debtor or from any other person.  The taking of a judgment with respect to any of the Obligations shall not operate as a merger of any of the covenants contained in this Agreement.

30.

Assignment

The Secured Party may, without further notice to the Debtor, at any time assign, transfer, or grant a security interest in this Agreement and the Security Interest.  The Debtor expressly agrees that the assignee, transferee, or secured party, as the case may be, shall have all of the Secured Party's rights and remedies under this Agreement, and the Debtor shall not assert any defence, counterclaim, right of setoff, or otherwise with respect to any claim that the Debtor now has or in future acquires against the Secured Party in any action commenced by such assignee, transferee, or secured party, as the case may be, and shall pay the Obligations to the assignee, transferee, or secured party, as the case may be, as the Obligations become due.

31.

Satisfaction and Discharge

Any partial payment or satisfaction of the Obligations, or any ceasing by the Debtor to be indebted to the Secured Party, shall be deemed not to be a redemption or discharge of this Agreement.  The Debtor shall be entitled to a release and discharge of this Agreement upon full payment and satisfaction of all Obligations and upon written request by the Debtor and payment to the Secured Party of all costs, charges, expenses, and legal fees and disbursements (on a solicitor and own client basis) incurred by the Secured Party in connection with the Obligations and such release and discharge.

32.

Enurement

This Agreement shall enure to the benefit of and be binding upon the parties and their respective heirs, executors, personal representatives, successors, and permitted assigns.

33.

Interpretation

33.1

In this Agreement:

(a)

“Debtor” and the personal pronoun “it” or “its” and any verb relating thereto and used therewith shall be read and construed as required by and in accordance with the context in which such words are used, depending upon whether the Debtor is one or more individuals, corporations, or partnerships and, if more than one, shall apply to and be binding upon each of them jointly and severally;

(b)

“Act” means the British Columbia Personal Property Security Act and all regulations thereunder as amended;

33.2

Words and expressions used in this Agreement that have been defined in the Act shall be interpreted in accordance with their respective meanings given in the Act, whether expressed in this Agreement with or without initial capital letters and whether in the singular or the plural, unless otherwise defined in this Agreement or unless the context otherwise requires, and, wherever the context so requires, in this Agreement the singular shall be read as if the plural were expressed, and vice-versa, and the provisions of this Agreement shall be read with all grammatical changes necessary dependent upon the person referred to being a male, female, firm, or corporation.

33.3

Should any provision of this Agreement be declared or held invalid or unenforceable in whole or in part or against or with respect to the Debtor by a court of competent jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of any or all of the remaining provisions of this Agreement, which shall continue in full force and effect and be construed as if this Agreement had been executed without the invalid or unenforceable provision.

33.4

The headings of the paragraphs of this Agreement have been inserted for reference only and do not define, limit, alter, or enlarge the meaning of any provision of this Agreement.

33.5

This Agreement shall be governed by the laws of British Columbia.

34.

Miscellaneous

34.1

The Debtor authorizes the Secured Party to file such financing statements, financing change statements, and other documents, and do such acts, matters, and things as the Secured Party may deem appropriate, to perfect on an ongoing basis and continue the Security Interest, to protect and preserve the Collateral, and to realize upon the Security Interest.

34.2

The Debtor waives protest of any Instrument constituting Collateral at any time held by the Secured Party on which the Debtor is any way liable and, subject to the provisions of the Act, notice of any other action taken by the Secured Party.

34.3

The Debtor covenants that it shall not amalgamate with any other company or entity without first obtaining the written consent of the Secured Party.  The Debtor acknowledges and agrees that if it amalgamates with any other company or companies, then it is the intention of the parties that the term “Debtor” when used in this Agreement shall apply to each of the amalgamating companies and to the amalgamated company, so that the Security Interest granted by this Agreement:

(a)

shall extend to “Collateral” (as that term is defined in this Agreement) owned by each of the amalgamating companies and the amalgamated company at the time of amalgamation and to any “Collateral” owned or acquired by the amalgamated company thereafter, and

(b)

shall secure the “Obligations” (as that term is defined in this Agreement) of each of the amalgamating companies and the amalgamated company to the Secured Party at the time of amalgamation and any “Obligations” of the amalgamated company to the Secured Party arising thereafter.  The Security Interest shall attach to “Collateral” owned by each company amalgamating with the Debtor, and by the amalgamated company, at the time of amalgamation, and shall attach to any “Collateral” thereafter owned or acquired by the amalgamated company when that Collateral becomes owned or is acquired.

34.4

The Debtor authorizes the Secured Party to provide a copy of this Agreement and such other information and documents specified under the Act to any person entitled under the Act to demand and receive them.

35.

Copy of Agreement and Financing Statement

The Debtor

(a)

acknowledges receiving a copy of this Agreement, and

(b)

waives all rights to receive from the Secured Party a copy of any financing statement, financing change statement, or verification statement filed, issued, or obtained at any time in respect of this Agreement.

IN WITNESS WHEREOF the Debtor has executed this Agreement on the date indicated below.

ABLEAUCTIONS.COM, INC.

Per:

Exhibit 10.31

GUARANTEE

THIS GUARANTEE is dated as of the 30th day of September, 2002

BY:

ABLE AUCTIONS (1991) LTD. a company incorporated under the laws of the Province of British Columbia and having its head office located at 1963 Lougheed Highway, Coquitlam, British Columbia

(the “Guarantor”)

OF THE FIRST PART

IN FAVOUR OF:

ABDUL-AZIZ AKBERALI KASSAMALI VALLI LADHA

of 7797 Jensen Place, Burnaby, B.C. V5A 2A7

(the “Lender”);

OF THE SECOND PART

WHEREAS:

A.

ABLEAUCTIONS.COM, INC. a corporation incorporated under the laws of the State of Florida, USA and having a Canadian office at 1963 Lougheed Highway, Coquitlam, British Columbia (the “Borrower”), is or may in the future become indebted to the Lender;

B.

The Guarantor is a subsidiary of the Borrower and is willing to sign and deliver this Guarantee to the Lender as a guarantee for the payment and performance of any and all indebtedness, obligations, and liabilities of any kind whatsoever (whether present or future, direct or indirect, absolute or contingent, matured or unmatured) to the Lender which the Borrower has incurred or may incur or be under in connection with or arising under loan agreements between the Lender and Borrower and promissory notes made by the Borrower in favour of the Lender, and any and all costs of administration and enforcement of this Agreement, the loan agreements and the promissory notes (or any of them) (“Administration Costs”);

NOW THEREFORE in consideration of the Lender advancing monies to the Borrower at the request of the Guarantor and dealing or continuing to deal with the Borrower, either continuously or intermittently or otherwise and on such terms and conditions and for so long as the Lender may see fit and of such grants by the lender of credit to the Borrower as have been or may be made and of other good and valuable consideration (the receipt and sufficiency of which is hereby acknowledged by the Guarantor), the Guarantor hereby covenants and agrees with the Lender as follows:

1.

Guarantee.  The Guarantor unconditionally and irrevocably guarantees, as a continuing obligation, payment to the Lender forthwith after demand of any and all indebtedness, obligations, and liabilities whatsoever (whether present or future, direct or indirect, absolute or contingent, matured or unmatured) owing by the Borrower to the Lender which the Borrower has incurred or may incur or be under in connection with or arising under loan agreements, promissory notes or the Administration Costs (collectively, the “Obligations”).  The Guarantor will pay all amounts hereunder to the Lender at its address as aforesaid or as otherwise directed by the Lender.  For greater certainty, this will be a continuing guarantee and will cover all of the Obligations now or hereafter existing and will apply to and secure any ultimate balance due or remaining unpaid to the Lender.

2.

Dealings With Borrower.  The Lender may make advances, grant accommodations, make payments, grant extensions of time, renewals, or indulgences, take and give up securities including other guarantees, abstain from taking securities or from perfecting securities, cease or refrain from giving credit or making loans or advances, accept compositions, grant releases and discharges, and otherwise deal with the Borrower and with other parties and securities as the Lender, in its absolute discretion, sees fit, and may apply all monies received from the Borrower or others or from security on that part of the Obligations as the Lender, in its absolute discretion, thinks best, without the consent of or notice to the Guarantor and without prejudice to or in any way limiting or lessening the Guarantor’s liability hereunder.  Without limiting the generality of the foregoing, the Guarantor authorizes and empowers the Lender, in its absolute discretion, without any notice to the Guarantor or any other person, to exercise any right or remedy which the Lender may have against the Borrower or regarding any security, whether real, personal, or intangible, for the Obligations, including judicial and non-judicial foreclosure, without affecting in any way the liability of the Guarantor hereunder, and the Guarantor will be liable to the Lender for any deficiency resulting from the Lender’s exercise of any such right or remedy, even though any rights or remedies which the Guarantor may have against the Borrower or any other person may have been altered or diminished by the exercise of any such right.

3.

Recourse Against Borrower.  The Lender will not be bound to exercise all or any of its rights and remedies or to exhaust its recourse against the Borrower or others or any security before being entitled to payment from the Guarantor under this Guarantee.

4.

Loss of Securities.  Any loss of or neglect or omission with respect to any security held by the Lender, whether occasioned through the fault of the Lender or otherwise, will not discharge in whole or in part or limit or lessen the liability of the Guarantor hereunder.

5.

Settlement of Accounts.  The Guarantor will accept any account settled or stated between the Lender and the Borrower or admitted by or on behalf of the Borrower as conclusive evidence that the amount thereby appearing due by the Borrower to the Lender is so due.

6.

Change in Composition of Borrower.  Neither a change in the name, objects, capital structure or constitution, membership, ownership, or control of the Borrower nor any other circumstance including, without limitation, the amalgamation of the Borrower with another corporation, any defect in, omission from, failure to file, or register or defective filings or registrations of any instrument under which the Lender has taken any security or collateral for payment of any of the Obligations or the performance or observance of any obligation of the Guarantor to the Lender or any circumstance affecting the Borrower or the Guarantor, which might otherwise afford a legal or equitable defence to the Guarantor or a discharge of this Guarantee, will affect or in any way limit or lessen the liability of the Guarantor hereunder.

7.

Waiver.  No delay on the Lender’s part in exercising any of its options, powers, or rights, or partial or single exercise thereof, will constitute a waiver thereof.  No waiver of any of the Lender’s rights hereunder and no modification or amendment of this Guarantee will be deemed to be made by the Lender unless it is in writing, duly signed on behalf of the Lender, and each waiver, if any, will apply only with respect to the specific instance involved and will in no way impair the rights of the Lender or the Obligations of the Guarantor to the Lender in any other way at any other time.

8.

Guarantee of All Monies Borrowed.  All monies, advances, renewals, and credits in fact borrowed or obtained by the Borrower from the Lender under or in connection with loan agreements or promissory notes will be deemed to form part of the Obligations despite any incapacity, disability, or lack of limitation of status or power of the Borrower or of its directors, officers, employees, partners, or agents, or that the Borrower may not be a legal or suable entity, or any irregularity defect or informality in the borrowing or obtaining of such monies, advances, renewals, or credits, whether known to the Lender or not.  The Lender will not be obliged to enquire into the powers of the Borrower or its directors, partners, or agents acting or purporting to act on its behalf, and monies, advances, renewals, or credits in fact borrowed or obtained from the Lender in the professed exercise of any power of the Borrower or its directors, partners, or agents will be deemed to form part of the Obligations hereby guaranteed even though the incurring of those monies, advances, renewals, or credits was irregular, fraudulent, defective, or informally effected or exceeded the powers of the Borrower or its directors, partners, or agents.  Any part of the Obligations which the Lender may not recover from the Guarantor on the basis of a guarantee will be recoverable by the Lender from the Guarantor as principal debtor in respect thereof and will be paid to the Lender forthwith after demand therefor as herein provided.

9.

Assignment by Lender.  The Lender may from time to time and without notice to (or the consent of) the Guarantor assign or transfer all or any of the Obligations or any interest therein to any person and, despite any assignment or transfer or any subsequent assignment or transfer thereof, any Obligations or part thereof so transferred or assigned will be and will remain an “Obligation” for the purpose of this Guarantee and any immediate and successive assignee or transferee of any Obligation or any interest therein will, to the extent of the interest so assigned or transferred, be entitled to the benefit of and the right to enforce this Guarantee to the same extent as if that person were the Lender.  In the event of any such assignment or transfer, the Lender will retain the right to enforce this Guarantee for its own benefit as to any Obligations which have not been assigned or transferred.

10.

Revival of Indebtedness.  The Guarantor agrees that, if at any time all or any part of any payment previously applied by the Lender to any Obligation is or must be rescinded or returned by the Lender for any reason whatsoever (including, without limitation, the insolvency, bankruptcy, or reorganization of the Borrower), that Obligation will, for the purpose of this Guarantee, to the extent that the payment is or must be rescinded or returned, be deemed to have continued in existence, despite the application by the Lender, and this Guarantee will continue to be effective or be reinstated, as the case may be, as to that Obligation, all as though the Lender had not made the application.

11.

Postponement.  If the Lender receives from the Guarantor a payment or payments in full or on account of the liability of the Guarantor hereunder, then the Guarantor will not be entitled to claim repayment against the Borrower or the Borrower’s estate until the Lender’s claims against the Borrower have been paid in full.  In case of the Borrower’s liquidation, winding-up, or bankruptcy (whether voluntary or involuntary) or if the Borrower makes a bulk sale of any of its assets within the bulk transfer provisions of any applicable legislation or any composition with creditors or scheme of arrangement, the Lender will have the right to rank for its full claim and receive all dividends or other payments in respect thereof in priority to the Guarantor until the Lender’s claim has been paid in full, and the Guarantor will continue to be liable hereunder up to the amount guaranteed, less any payments made by the Guarantor, for any balance which the Borrower may owe to the Lender.  In the event of the valuation by the Lender of any of its security or the retention thereof by the Lender, the valuation or retention will not, as between the Lender and the Guarantor, be considered as a purchase of such security or as payment or satisfaction or reduction of the Obligations or any part thereof.  Any and all rights the Guarantor may have as surety, whether at law, in equity, or otherwise, that are inconsistent with any of the provisions contained in this Guarantee are waived.  The foregoing provisions of this paragraph will not in any way limit or lessen the liability of the Guarantor under any other paragraph of this Guarantee.

12.

Legal Expenses.  The Guarantor will from time to time, on demand by the Lender, forthwith pay to the Lender all expenses (including legal fees) incurred by the Lender in the creation, preservation, or enforcement of any of its rights hereunder.

13.

Additional Security.  This Guarantee is in addition to and not in substitution for and without prejudice to any security of any kind (including, without limitation, other guarantees) now or hereafter held by the Lender and any other rights or remedies that the Lender might have.

14.

Taxes and Set-Off.  All payments to be made by the Guarantor hereunder will be made without set-off or counterclaim and without deduction for any taxes, levies, duties, fees, deductions, withholdings, restrictions, or conditions of any nature whatsoever.  If, at any time, any applicable law, regulation, or international agreement requires the Guarantor to make any deduction or withholding from any payment, the sum due from the Guarantor in respect of that payment will be increased to the extent necessary to ensure that, after the making of the deduction or withholding, the Lender receives a net sum equal to the sum which he would have received had no deduction or withholding been required.

15.

Interest.  The Guarantor will pay to the Lender, in respect to any amount payable hereunder (including interest) that is not paid when due, interest from the due date thereof until paid, and after demand, default, and judgment, at a rate of interest per annum equal to 1.25% per month, such interest to be paid monthly on the last day of each calendar month and calculated monthly, not in advance.

16.

Demand for Payment. A demand for payment will be deemed to have been given where a notice in writing containing the demand is sent by registered and receipted mail or prepaid courier to the Guarantor at the address of the Borrower as aforesaid or at any other single address that the Guarantor may subsequently specify by written notice received by the Lender.  Any notice will be deemed to have been received three business days after mailing.

17.

Responsibility to Keep Informed.  So long as any of the Obligations remain unpaid or outstanding, the Guarantor assumes all responsibility for being and keeping themselves informed of the Borrower’s financial condition and of all circumstances bearing on the nature, scope, and extent of the risk which the Guarantor assumes and incurs under this Guarantee.

18.

No Escrow.  This Guarantee will be operative and binding on every signatory hereof despite the non-execution of this Guarantee by any other proposed signatory, and possession of this Guarantee by the Lender will be conclusive evidence against the Guarantor that this Guarantee was not delivered in escrow or pursuant to any agreement that it should not be effective until any conditions precedent or subsequent have been complied with, unless, at the time of receipt of this Guarantee by the Lender, the Guarantor obtains from the Lender a letter setting out the terms and conditions under which this Guarantee was delivered and the conditions, if any, to be observed before it becomes effective.

19.

Governing Law and Submission to Jurisdiction.  This Guarantee will be governed by and construed in accordance with the laws of British Columbia and the laws of Canada applicable therein and the Guarantor accepts and irrevocably submits to the jurisdiction of the courts of British Columbia and acknowledges its competence and agrees to be bound by any judgment thereof, except that nothing herein will limit the Lender’s rights to bring proceedings against the Guarantor elsewhere.

20.

Successors and Assigns.  This Guarantee will extend and enure to the benefit of the Lender and its successors, and assigns and will be binding on the Guarantor and its successors and permitted assigns.

21.

Time.  Time is of the essence with respect to the terms and provisions of this Guarantee and the time for performance of the Obligations of the Guarantor under this Guarantee are to be strictly construed.

IN WITNESS WHEREOF, this Guarantee has been made and delivered as of the date first above written.

ABLE AUCTIONS (1991) LTD.

Per:

Exhibit 10.32

ABLEAUCTIONS.COM, INC.

2002 STOCK OPTION PLAN FOR DIRECTORS

1.

Purpose

The purpose of the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors (the “Plan”) is to attract and retain the services of experienced and knowledgeable directors of Ableauctions.com, Inc. (the “Corporation”) for the benefit of the Corporation and its stockholders and to provide additional incentive for such directors to continue to work for the best interests of the Corporation and its stockholders through continuing ownership of its common stock.

2.

Shares Subject to the Plan

The total number of shares of common stock (“Shares”) of the Corporation for which options may be granted under the Plan shall not exceed the number of shares permitted by Section 711 (or any successor section) of the Rules of the American Stock Exchange, as amended from time-to-time.  Subject to the foregoing, the total aggregate number of Shares reserved and available for grant and issuance pursuant to the Plan will be 2,653,631, and shall be increased on the first day of January of each year so that the total of all common stock available for awards shall be the maximum amount allowable under Section 711.  Within the foregoing limitations, Shares for which options have been granted pursuant to the Plan but which options have lapsed or otherwise terminated shall become available for the grant of additional options.

3.

Administration of Plan

The Board of Directors of the Corporation shall administer the Plan.  The Board may delegate responsibility for administration of the Plan to a Board committee (the “Committee”) composed solely of two or more directors, each of whom is a “Non-Employee Director” as that term is defined in Rule 16b-3(b) promulgated by the Securities and Exchange Commission pursuant to its authority under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Board or the Committee, as the case may be, shall have the power to construe the Plan, to determine all questions arising thereunder, and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable.  References to the “Board” in this Plan shall be deemed to refer to either the Board or the Committee, whichever is appropriate in the context in which the word is used.

4.

Discretionary Option Grants

Pursuant to this Plan, the Board may grant in its discretion an option to any person who is elected or appointed a director of the Corporation.  No director shall have any claim or right to be granted an option under this Plan.  Having received an option under this Plan shall not give a director any right to receive any other grant or option under this Plan and the Board may determine that any or all director(s) are not eligible to receive an option under this Plan for an indefinite period or for a specified year or years.

5.

Option Agreement

Each option granted under the Plan shall be evidenced by an option agreement (the “Agreement”) duly executed on behalf of the Corporation and by the director to whom such option is granted, which Agreements may, but need not be, identical and which shall (a) comply with and be subject to the terms and conditions of the Plan and (b) provide that the director agrees to continue to serve as a director of the Corporation during the term for which he or she was elected or appointed.  Any Agreement may contain such other terms, provisions, and conditions not inconsistent with the Plan as may be determined by the Board.  No option shall be deemed granted within the meaning of the Plan and no purported grant of any option shall be effective, until such Agreement shall have been duly executed on behalf of the Corporation and the director to whom the option is to be granted.

6.

Option Exercise Price

The Board shall set the option exercise price for an option granted pursuant to Section 4 of the Plan in its discretion, provided, however, that the exercise price for an option granted pursuant to Section 4 of the Plan may not be less than fair market value.  For purposes hereof, fair market value shall be the closing price of the Company’s common stock on the date of the option grant, as reported on the principal national securities exchange on which the Shares are then listed for trading.

7.

Time and Manner of Exercise of Option

(a)

The Board shall set the vesting schedule for options granted pursuant to Section 4 of the Plan in its discretion.

(b)

To the extent that the right to exercise an option has vested and is in effect, the option may be exercised from time to time, by giving written notice, signed by the person or persons exercising the option, to the Corporation, stating the number of Shares with respect to which the option is being exercised, accompanied by payment in full for such Shares, which payment may be in whole or in part in shares of the common stock of the Corporation already owned by the person or persons exercising the option, valued at fair market value on the date of payment.  For purposes hereof, the fair market value of shares already owned by the person or persons exercising the option shall be the closing price of the shares on the exercise date as reported on the principal national securities exchange on which the Shares are then listed for trading.

(c)

Upon exercise of the option, delivery of a certificate for fully paid and non-assessable Shares shall be made at the principal office of the Corporation to the person or persons exercising the option as soon as practicable (but in no event more than 30 days) after the date of receipt of the notice of exercise by the Corporation, or at such time, place, and manner as may be agreed upon by the Corporation and the person or persons exercising the option.

8.

Term of Options

Each option shall expire no more than ten years from the date of the granting thereof, but shall be subject to earlier termination as follows:

(a)

In the event of the death of an option holder, the option granted to such person may be exercised to the extent exercisable on the date of death, within the earlier of (i) 180 days after the date of death of such person and (ii) the date on which the option expires by its terms, by the estate of such person, or by any person or persons who acquired the right to exercise such option by will or by the laws of descent and distribution.

(b)

In the event that an option holder ceases to be a director of the Corporation, other than by reason of his or her death, an option granted to such person may be exercised, to the extent exercisable on the date such person ceases to be a director, within the earlier of (i) 180 days after the date such person ceases to be a director and (ii) the date on which the option expires by its terms.

9.

Merger, Consolidation, Sale of Assets, etc., Resulting in a Change in Control

(a)

In the event of a Change in Control (as hereinafter defined), notwithstanding the vesting provisions contained in the Agreement granting an option to a director pursuant to this Plan, such option shall become fully exercisable if, within one year of such Change in Control, such director shall cease for any reason to be a member of the Board.  For purposes hereof, a Change in Control of the Corporation shall be deemed to have occurred if (i) there shall be consummated (x) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the common stock of the Corporation would be converted into cash, securities, or other property, other than a merger of the Corporation in which the holders of the common stock of the Corporation immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation; or (ii) the stockholders of the Corporation approve any plan or proposal for the liquidation or dissolution of the Corporation; or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the Corporation’s outstanding common stock.

(b)

Any exercise of an option permitted pursuant to this Section 9 shall be made within fifteen (15) days of the director’s termination as a director of the Corporation.

10.

Options Not Transferable

An option granted pursuant to the Plan may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the option holder, only by the option holder; provided that the Board may permit further transferability, on a general or specific basis, and may impose conditions and limitations on any permitted transferability.

11.

No Rights as Stockholder Until Exercise

Neither the recipient of an option under the Plan nor his successors in interest shall have any rights as a stockholder of the Corporation with respect to any Shares subject to an option granted to such person until such person becomes a holder of record of such Shares.

12.

Adjustments Upon Changes in Capitalization or Merger

Subject to any required action by the stockholders of the Corporation, the number of shares of common stock covered by each outstanding option, and the number of shares of common stock which have been authorized for issuance under the Plan but as to which no options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an option, as well as the price per share of common stock covered by each outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Corporation; provided, however, that conversion of any convertible securities of the Corporation shall not be deemed to have been “effected without receipt of consideration.”  Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding, and conclusive.  Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of common stock subject to an option.

In the event of the proposed dissolution or liquidation of the Corporation, an outstanding option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board.  The Board may, in the exercise of its sole discretion in such instances, declare that any option shall terminate as of a date fixed by the Board and give each option holder the right to exercise an option as to all or any part of the stock covered by such option, including Shares as to which the option would not otherwise be exercisable.  In the event of a proposed sale of all or substantially all of the assets of the Corporation, or the merger of the Corporation with or into another corporation, each option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless such successor corporation does not agree to assume each option or to substitute an equivalent option, in which case the Board shall, in lieu of such assumption or substitution, provide for the option holder to have the right to exercise such option as to all of the stock covered by such option, including Shares as to which such option would not otherwise be exercisable.  If the Board makes an option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the option holder that the option shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and the option will terminate upon the expiration of such period.

13.

Restrictions on Issue of Shares

Notwithstanding anything in this Plan to the contrary, the Corporation may delay the issuance of Shares covered by the exercise of any option and the delivery of a certificate for such Shares until one of the following conditions shall be satisfied:

(a)

the Shares with respect to which an option has been exercised are at the time of the issue or transfer of such Shares effectively registered under applicable federal securities laws now in force or hereafter amended; or

(b)

counsel for the Corporation shall have given an opinion, which opinion shall not be unreasonably conditioned or withheld, that such Shares are exempt from registration under applicable federal securities laws now in force or hereafter amended.

It is intended that all exercises of options shall be effective.  Accordingly, the Corporation shall use its best efforts to bring about compliance with the above conditions within a reasonable time, except that the Corporation shall be under no obligation to cause a registration statement or a post-effective amendment to any registration statement to be prepared at its expense solely for the purpose of covering the issuance or transfer from the Corporation’s treasury of Shares in respect of which any option may be exercised.

14.

Purchase for Investment

Unless the Shares to be issued upon exercise of an option granted under the Plan have been effectively registered under the Securities Act of 1933 as now in force or hereafter amended, the Corporation shall be under no obligation to issue or transfer any Shares covered by any option unless the person or persons who exercise such option, in whole or in part, shall give a written representation and undertaking to the Corporation, which is satisfactory in form and scope to counsel to the Corporation and upon which, in the opinion of such counsel, the Corporation may reasonably rely, that he or she is acquiring the shares issued or transferred to him or her for his or her own account as an investment and not with a view to, or for sale in connection with, the distribution for any such Shares, and that he or she will make no transfer of the same except in compliance with any rules and regulations in force at the time of such transfer under the Securities Act of 1933, or any other applicable law, and that if Shares are issued or transferred without such registration a legend to this effect may be placed upon the certificates representing the Shares.

15.

Effective Date

The effective date (the “Effective Date”) of this Plan shall be the date on which the Plan is approved by the Board of Directors of the Corporation.

16.

Expenses of the Plan

All costs and expenses of the adoption and administration of the Plan shall be borne by the Corporation and none of such expenses shall be charged to any director.

17.

Termination and Amendment of Plan

Unless sooner terminated as herein provided, the Plan shall terminate ten years from the Effective Date.  The Board may at any time terminate the Plan or make such modification or amendment thereof as it deems advisable.  The Board shall not amend the provisions in the Plan regarding the amount, pricing, and timing for grants pursuant to this Plan more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.  Termination or any modification or amendment of the Plan shall not, without the consent of an option holder, affect his or her rights under an option previously granted to him or her.

Exhibit 99

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ableauctions.com, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Abdul Ladha, Chief Executive Officer of the Company, and ________________, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated March 17, 2003

___________________________________

Abdul Ladha, Chief Executive Officer

___________________________________

_________________, Chief Financial Officer