Form 10QSB
period 2003-03-31
ABLEAUCTIONS COM INC
filed 2003-05-15
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-28179

ABLEAUCTIONS.COM, INC

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Florida	59-3404233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8

(604) 521-3369

_______________________________________________________________________________

(Address and telephone number of registrant’s principal executive offices and principal place of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

March 31, 2003:  28,726,449

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can find many of these statements by looking for words like “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “may,” “pro-forma,” or similar expressions used in this report.  These forward-looking statements are subject to assumptions, risks and uncertainties, including those relating to the following:

•

our ability to identify suitable acquisition opportunities and to finance, complete and integrate acquisitions;

•

our ability to obtain financing;

•

our ability to maintain our relationship with eBay;

•

our ability to continue our operations if we were to lose our President and Chief Executive Officer;

•

our ability to continue to expand our online auctions;

•

general domestic and global economic conditions that adversely impact the spending of consumers and businesses; and

other risks that are discussed in this report and in our Form 10-KSB which we filed with the Securities and Exchange Commission on March 27, 2003.

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  You are cautioned not to place undue reliance on these statements, which speak only as of the date of this filing.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully the risk factors disclosed in our Form 10-KSB and in other filings we make with the Securities and Exchange Commission.

Overview

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2002.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Three months ended March 31, 2003 compared to the corresponding period in 2002.

Revenues.  During the three months ended March 31, 2003, we had net auction revenues of $140,192 compared to $80,654 during the same period in 2002, an increase of $59,538 (a 73.8% increase).  Cost of sales was 42.3% of our revenues during the three month period ended March 31, 2003, compared to 41.0% during the same period in 2002. Due to cash flow constraints in the latter part of 2002 and in 2003, we have not been in a position to acquire as much inventory as our business plan demands.  As a result we have conducted a larger proportion of our auctions on consignment.  We anticipate that revenues from the sales of goods will increase as a percentage of revenues, based on our plan to conduct a greater number of auctions using inventory we purchase in buy-out situations, which sales generally result in higher gross profit margins.

Operating Expenses. During the three month period ended March 31, 2003, operating expenses were $134,274, compared to $269,009 for the same period in 2002.  Expenses were lower than the corresponding period in the previous year as a result of decreased office and administration expenditures during the 2003.

Personnel and consulting expenses were $56,516 or 42.1% of our operating expenses during the three-month period ended March 31, 2003 as compared to $138,128 or 51.3% of our operating expenses during the three-month period ended March 31, 2002.  These expenses consisted of salaries and benefits of $22,853 (compared to $87,288 in 2002), consulting and management fees of $31,885 (compared to $50,840 in 2002), and commissions of $1,778 (compared to $0.00 in 2002).  We anticipate that such personnel and consulting expenses will decrease as a result of the cost containment efforts we began implementing in 2002.

During the three-month period ended March 31, 2003, advertising and promotion expenses were $10,915 or 8.1% of our operating expenses as compared to $17,194 or 6.4% of our operating expenses for the three-month period ended March 31, 2002.  Advertising expenses were lower in comparison to 2002 as we began to realize the benefit of having our licensees advertise using the name “Ableauctions”.  We anticipate promotion expenses to increase during the remainder of 2003 as the number of auctions and liquidations increase.

General overhead expenses totalled $35,514 this quarter (compared to $60,259 in 2002) or 19.3% (compared to 14.8%) of our total operating expenses and 25.3% (compared to 74.7%) of our total revenue.  Rent and utilities totalled $12,817, telephone $2,281, travel related to operations $1798, repairs and maintenance $603, automotive $799, insurance $10,281 and office expenses $7,935.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees were $25,745 during the three-month period ended March 31, 2003 as compared to $14,707 for the three-month period ended March 31, 2002.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $45,820 for the three-month period ended March 31, 2003 as compared to $58,824 for the three-month period ended March 31, 2002.

Gross Profit. Cost of goods sold were $59,299 for the three-month period ended March 31, 2003 as compared to $33,077 for the three-month period ended March 31, 2002.  Gross profits were $80,893 of revenues or 58% for the three-month period ended March 31, 2003 as compared to $47,577 or 59.0% of revenues for the period ended March 31, 2002.  Until we developed our inventory procurement model, normal gross margins were approximately 25% overall.  We believe gross profits will increase in future periods as we realize the benefits of our inventory procurement model by buying large quantities of discount merchandise and distributing this merchandise to our various outlets.

Operating Net Loss.  For the quarter ended March 31, 2003, we realized loss from continuing operations of $92,226 as compared to the quarter ended March 31, 2002 in which we had net loss of $355,761.  We realized an overall net income for the first quarter of 2003 of $3,971 or $0.01 per share as compared to a net loss of $368,241 for the first quarter of 2002, or $0.01 per share.

We believe that our operations will eventually become profitable.  We believe that we will incur overall losses in the future only if we are able to obtain additional financing and expand the development and marketing of our Internet technology.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, no Internet technology development and marketing will be undertaken.

Liquidity and Capital Resources

Our working capital position at March 31, 2003 was a positive of $84,467.  We had cash and cash equivalents of $21,198, accounts receivables of $451,883, inventory of $106,183, and prepaid expenses of $42,786 at March 31, 2003.  We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2003 as we increase the number and frequency of our auctions and as we expand our business operations.  Cash flow used for operating activities required $3,978 during the quarter ended March 31, 2003.  We anticipate that cash will remain constant for 2003.  Our cash resources may decrease if we complete an acquisition during 2003, or if we are unable to maintain positive cash flow from our business through 2003.

Cash flow used in investing activities during the quarter ended March 31, 2003 was a negative of $124,407.  Net cash flow from financing activities during the quarter ended March 31, 2003 was $2,854.

Unless we are able to obtain financing, we are not planning to make significant capital expenditures during the 2003 fiscal year.  We believe that revenues from our operations and current working capital will be sufficient to satisfy our working capital needs for the remainder of 2003.

Outlook

We believe that our efforts at cost containment and the changes we have made to our technology will provide us with benefits in the future.  It is our intent to complete one acquisition during the 2003 fiscal year, although we have not entered into any agreement to do so.

We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt securities.  We are currently seeking financing but we cannot assure you that we will obtain financing on acceptable terms, if at all.  If our revenues are not adequate to meet our cash requirements and we cannot obtain financing, we may be required to abandon some of our operations, sell some of our assets or certain business operations or liquidate our business, all of which will have a material adverse effect on our business and results of operations.

During the 2003 fiscal year we will continue to operate at our locations in Washington and Coquitlam, British Columbia, conducting both auctions and liquidations.  We also will continue to conduct auctions at customer locations in bankruptcies and insolvencies.  Through our wholly owned subsidiary iCollector, we currently conduct approximately 75 auctions per year on eBay for our antique and collectible clients and approximately 36 auctions per month using our own technology.

We intend to aggressively market the iCollector services jointly with eBay and expand the iCollector workforce to enable us to conduct more auctions in Europe and North America.  We intend to engage strategic partners to conduct auctions for us on a commission basis, as necessary, rather than sustain the significant overhead associated with managing and maintaining permanent auction facilities.

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies.  We continuously maintain and refine our live auction broadcasting technologies by increasing the speed of our bidding process, the preview of merchandise and the method of registering bidders.  We anticipate that we will spend approximately $200,000 on our research and development efforts during the 2003 fiscal year.

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America, to continue licensing our software to other auction companies and to continue marketing efforts in the remainder of 2003.  We also intend to identify possible candidates for strategic relationships or a possible acquisition.

Hire additional key personnel

We anticipate adding up to 5 new employees with e-commerce, software development, sales and software maintenance experience during 2003 to manage and market our iCollector division.  The hiring of these employees will be subject to the Company increasing profits and obtaining additional financing.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 18, 2003 the Company filed an action in the Supreme Court of the State of New York titled Ableauctions.com, Inc. and Icollector.com Technologies, Ltd. vs. Live Auctioneers, LLC, Julian Ellison and John Ralston, Case Number 2003-2595. The Company alleges that Mr. Ellison, Mr. Ralston and Live Auctioneers, LLC, misappropriated trade secrets, misappropriated property and confidential information, wrongfully converted trade secrets, breached their fiduciary duties of loyalty, improperly converted assets and tortiously interfered with iCollector and AbleAuctions' Business Relationship with eBay, Inc. The Company asks that Mr. Ellison pay it, amongst other incidental charges, the sum of $100,000 per month since the inception of Live Auctioneers, and damages to be determined by the Court as total damages for his conduct.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 31, 2003, the Company entered into a Stock Sale and Purchase Agreement with Randy Ehli, a former Director of Ableauctions.  Pursuant to the agreement, the Company sold its common stock in Ehli’s Commercial/Industrial Auctions, Inc. to Randy Ehli for the sum of $154,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation(1)

3.2

By-laws(1)

4

Financial Statements for the quarter ended March 31, 2003(2)

10.1

Stock Sale and Purchase Agreement(2)

99

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Filed herewith.

No current reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: May 14, 2003

By:/s/ ABDUL LADHA

Name: Abdul Ladha

Title: President & Chief Executive Officer

(Principal Executive Officer)

Date: May 14, 2003

By: /s/ NAILIN ESMAIL

Name: Nailin Esmail

Title: Chief Financial Officer

(Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Abdul Ladha, Chief Executive Officer of Ableauctions.com, Inc., certify that:

I have reviewed this quarterly report on Form 10-QSB of Ableauctions.com, Inc.

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

I and the other certifying officers have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the periodic report is being prepared.

I and the other certifying officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

I and the other certifying officers have presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

I and the other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003

BY: /s/ ABDUL LADHA

Abdul Ladha,

Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14 AND 15d-14

OF THE SECURITIES EXCHANGE ACT OF 1934

I, Nailin Esmail, Chief Financial Officer of Ableauctions.com, Inc., certify that:

I have reviewed this quarterly report on Form 10-QSB of Ableauctions.com, Inc.

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

I and the other certifying officers have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the periodic report is being prepared.

I and the other certifying officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

I and the other certifying officers have presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

I and the other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003

BY: /s/ NAILIN ESMAIL

Nailin Esmail

Chief Financial Officer