Form 10QSB/A
period 2003-03-31
ABLEAUCTIONS COM INC
filed 2003-05-15
CIK 1099290

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

During the 2003 fiscal year we will continue to operate at our locations in Washington and Coquitlam, British Columbia, conducting both auctions and liquidations.  We also will continue to conduct auctions at customer locations in bankruptcies and insolvencies.  Through our wholly owned subsidiary iCollector, we currently conduct approximately 75 auctions per year on eBay for our antique and collectible clients and approximately 36 auctions per year using our own technology.

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