Form 10QSB
period 2003-06-30
ABLEAUCTIONS COM INC
filed 2003-08-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2003:  37,896,449

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

Results of Operations

Three months ended June 30, 2003 compared to the corresponding period in 2002.

Revenues.  During the three months ended June 30, 2003, we had net auction revenues of $163,645 compared to $189,229 during the same period in 2002, a decrease of $25,584 (14%).  The Company expects revenue to grow from quarter-to-quarter as it begins to deploy its own technology and related services to auction houses, enabling them to broadcast auctions over the Internet  (www.ableauctions.com/technology).  The Company continues to operate its  liquidation store and sell inventory it owns through live and simultaneously broadcast auctions over the Internet, but not to the extent it had in previous years.  Consequently, revenues for the foreseeable future will depend on services and higher gross profit margins until we increase the volume of our own auctions.

Cost of sales was 24% of our revenues during the three-month period ended June 30, 2003, compared to 23% during the same period in 2002.  Due to cash flow constraints in the latter part of 2002 and during the first six months of 2003, we were not in a position to acquire as much inventory as our business plan demands.  As a result, through the period ended June 30, 2003, we conducted our auctions primarily on a consignment basis.  Due to the cost cutting measures we have implemented, our cash flow is now improved.  We plan to use our cash to purchase more of the inventory that we sell, since doing so results, generally, in higher gross profit margins.

Currently, we realize between 2% and 5% of all revenues earned from on-line sales, plus a set-up fee for auctions we conduct for our clients.  We have introduced a full-service package that includes advertising, staffing, hosting the auction on-line and conducting the live side of the auction.  As we begin to conduct a greater number of auctions using our own inventory or by implementing our full-service package, we believe that we can increase our margins substantially.

Operating Expenses.  During the three month period ended June 30, 2003, operating expenses were  $59,918, compared to  $437,527 for the same period in 2002.  Expenses were lower than the corresponding period in the previous year as a result of decreased salaries and benefits, accounting and legal expenditures, and an overall cost cutting program implemented by management during 2002 and 2003.

Personnel and consulting expenses were $45,085 or 28% of our operating expenses during the three-month period ended June 30, 2003 as compared to $254,517 or 58% of our operating expenses during the three-month period ended June 30, 2002.  These expenses consisted of salaries and benefits of $26,113 (compared to $151,888 in 2002), consulting and management fees of $18,192 (compared to $102,572 in 2002), and commissions of $780 (compared to $57 in 2002).  We anticipate that such personnel and consulting expenses will decrease as a result of the cost containment efforts and incentive stock option programs we began implementing in 2002.

During the three-month period ended June 30, 2003, advertising and promotion expenses were $5,507 or 3% of our operating expenses as compared to $6,921 or 2% of our operating expenses for the three-month period ended June 30, 2002.  Advertising expenses were lower in comparison to 2002 as we began to realize the benefit of having our licensees advertise using the name “Ableauctions”.  We anticipate promotion expenses to increase during the remainder of 2003 as the number of auctions and liquidations increase.

General overhead expenses totalled  $78,919 this quarter (compared to $42,289 in 2002) or 49% (compared to 9.7%) of our total operating expenses and 48% (compared to 22%) of our total revenue.  Rent and utilities totalled $13,299, telephone  $4,437, travel related to operations $1,532, repairs and maintenance  $1,085, automotive $600, insurance  $30,232 and office and administration expenses  $27,734.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations and if we are able to secure less expensive insurance.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, accounting and legal, were $18,875 during the three-month period ended June 30, 2003 as compared to $84,033 for the three-month period ended June 30, 2002.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $45,932 for the three-month period ended June 30, 2003 as compared to $42,280 for the three-month period ended June 30, 2002.

Gross Profit.  Cost of goods sold were $39,743 for the three-month period ended June 30, 2003 as compared to $44,030 for the three-month period ended June 30, 2002.  Gross profits were $123,902 of (or 76% of revenues) for the three-month period ended June 30, 2003 as compared to $145,199 (or 77% of revenues) for the period ended June 30, 2002.  Routinely, gross margins for inventory we sell through our liquidation store and auction are approximately 40%.  If we provide auction-broadcasting services, the gross profit margin may be higher.  We expect gross profits to be higher in future periods as we realize both the benefits of our inventory procurement model (buying large quantities of discount merchandise and distributing this merchandise to various outlets) and as we generate more revenue from our auction broadcasting services.

Operating Net Gain.  For the quarter ended June 30, 2003, we realized a gain from continuing operations of $32,531 as compared to the quarter ended June 30, 2002 in which we had net loss of $420,977.  We realized net income for the second quarter of 2003 of $32,531 or $0.01 per share as compared to a net loss of $613,523 for the second quarter of 2002, or ($0.02) per share.

We believe that our operations will remain profitable.  We believe that revenues and earnings will increase as we grow.  We will incur overall losses in the future only if we are able to obtain additional financing and expand our business and marketing of our Internet technology through acquisition.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, we will continue to develop our Internet technology and market our products and services through consultants and specialists.

Six months ended June 30, 2003 compared to the corresponding period in 2002.

Revenues.  During the six months ended June 30, 2003, we had net auction revenues of $303,837 compared to $269,883 during the same period in 2002, an increase of $33,954 (13%).  The Company expects revenue to grow from quarter-to-quarter as it begins to deploy its own technology and related services to auction houses, enabling them to broadcast auctions over the Internet  (www.ableauctions.com/technology).  The Company continues to operate its liquidation store and sell inventory it owns through live and simultaneously broadcast auctions over the Internet, but not to the extent it had in previous years.  Consequently, revenues for the foreseeable future will depend on services and higher gross profit margins until we increase the volume of our own auctions.

Cost of sales were 33% of our revenues during the six-month period ended June 30, 2003, compared to 29% during the same period in 2002.  Due to cash flow constraints in the latter part of 2002 and during the first six months of 2003, we were not been in a position to acquire as much inventory as our business plan demands.  As a result, through the period ended June 30, 2003, we conducted our auctions primarily on a consignment basis.  Due to the cost cutting measures we have implemented, our cash flow is now improved.  We plan to use our cash to purchase more of the inventory that we sell, since doing so results, generally, in higher gross profit margins.

Currently, we realize between 2% and 5% of all revenues earned from on-line sales, plus a set-up fee for auctions we conduct for our clients.  We have introduced a full-service package that includes advertising, staffing, hosting the auction on-line and conducting the live side of the auction.  As we begin to conduct a greater number of auctions using our own inventory or by implementing our full-service package, we believe that we can increase our margins substantially.

Operating Expenses.  During the six month period ended June 30, 2003, operating expenses were  $194,192, compared to  $706,536 for the same period in 2002.  Expenses were lower than the corresponding period in the previous year as a result of decreased salaries and benefits, accounting and legal expenditures, and an overall cost cutting program implemented by management during 2002 and 2003.

Personnel and consulting expenses were $101,601 or 34% of our operating expenses during the six-month period ended June 30, 2003 as compared to $393,645 or 55% of our operating expenses during the six-month period ended June 30, 2002.  These expenses consisted of salaries and benefits of $48,966 (compared to $239,176 in 2002), consulting and management fees of $50,077 (compared to $153,412 in 2002), and commissions of $2,558 (compared to $57 in 2002).  We anticipate that such personnel and consulting expenses will decrease as a result of the cost containment efforts and incentive stock option programs we began implementing in 2002.

During the six-month period ended June 30, 2003, advertising and promotion expenses were $16,422 or 6% of our operating expenses as compared to $24,115 or 3% of our operating expenses for the six-month period ended June 30, 2002.  Advertising expenses were lower in comparison to 2002 as we began to realize the benefit of having our licensees advertise using the name “Ableauctions”.  We anticipate promotion expenses to increase during the remainder of 2003 as the number of auctions and liquidations increase.

General overhead expenses totalled  $116,065 this period (compared to $102,548 in 2002) or 39% (compared to 15%) of our total operating expenses and 38.1% (compared to 37.9% in 2002) of our total revenue.  Rent and utilities totalled $26,116, telephone $6,718, travel related to operations $3,330, repairs and maintenance $1,688, automotive $1,399, insurance  $41,145 and office and administration expenses  $35,669.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations and if we are able to secure less expensive insurance.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, accounting and legal, were $44,620 during the six-month period ended June 30, 2003 as compared to $98,740 for the six-month period ended June 30, 2002.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $91,752 for the six-month period ended June 30, 2003 as compared to $101,644 for the six-month period ended June 30, 2002.

Gross Profit.  Cost of goods sold were $99,042 for the six-month period ended June 30, 2003 as compared to $77,107 for the six-month period ended June 30, 2002.  Gross profits were $204,795 (or 67% of revenues) for the six-month period ended June 30, 2003 as compared to $192,776 (or 71% of revenues) for the period ended June 30, 2002.  Routinely, gross margins for inventory we sell through our liquidation store and auction are approximately 40%.  If we provide auction-broadcasting services, the gross profit margin may be higher.  We expect gross profits to be higher in future periods as we realize both the benefits of our inventory procurement model (buying large quantities of discount merchandise and distributing this merchandise to various outlets) and as we generate more revenue from our auction broadcasting services.

Operating Net Loss.  For the six-month period ended June 30, 2003, we realized a loss from continuing operations of $59,695 as compared to the six-month period ended June 30, 2002 in which we had net loss of $776,738.  We realized net income for the six-month period of 2003 of $36,502 or $0.01 per share as compared to a net loss of $981,764 for the corresponding period of 2002, or ($0.03) per share.

We believe that our operations will remain profitable.  We believe that revenues and earnings will increase as we grow.  We will incur overall losses in the future only if we are able to obtain additional financing and expand our business and marketing of our Internet technology through acquisition.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, we will continue to develop our Internet technology and market our products and services through consultants and specialists.

Liquidity and Capital Resources

Our working capital at June 30, 2003 was $1,273,922.  We had cash and cash equivalents of $814,163, accounts receivables of $448,257, inventory of $170,363, and prepaid expenses of $30,353 at June 30, 2003.  We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2003 as we increase the number and frequency of our auctions and as we expand our business operations.  Cash flow used for operating activities was $(323,859), to reduce accounts payable.  Cash flow from financing activities was $968,513 during the quarter ended June 30, 2003, primarily as a result of the exercise of stock options.  We anticipate that our cash reserves will double for 2003 if all outstanding options are exercised and will only decrease if we complete an acquisition during 2003, or if we are unable to maintain positive cash flow from our business through 2003.  Cash flow used in investing activities during the quarter ended June 30, 2003 was $(23,672), which was related to the sale of the Company’s subsidiary Ehli Auctions.

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

We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies.  We continuously maintain and refine our live auction broadcasting technologies by increasing the speed of our bidding process, the preview of merchandise and the method of registering bidders.  We anticipate that we will spend approximately $100,000 on our research and development efforts during the 2003 fiscal year.

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America, to continue licensing our software to other auction companies and to continue marketing efforts in the remainder of 2003.  We also intend to identify possible candidates for strategic relationships or a possible acquisition.

We anticipate adding up to 5 new employees with e-commerce, software development, sales and software maintenance experience during 2003 to manage and market our iCollector division.  The hiring of these employees will be subject to the Company increasing profits and obtaining additional financing.  Thus far, no additional employees have been hired for this purpose.

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

ITEM 3: DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with the Company’s accounting personnel.  Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s shareholders approved and adopted the following actions at the Company’s annual general meeting on July 15, 2003:

The shareholders appointed Abdul Ladha (FOR: 24,710,878  AGAINST: 2,463  ABSTAINED: 200), Barrett Sleeman (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200), Dr. David Vogt (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200) and Michael Boyling (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200) to the Board of Directors of the Company.

The shareholders ratified the selection of Cinnamon Jang Willoughby (FOR: 24,712,663  AGAINST: 678  ABSTAINED: 200) as independent auditor for the Company for the fiscal year ending December 31, 2003.

The shareholders also approved the resolution to authorize and empower its Board of Directors, at their discretion, to effect a reverse split the Company’s stock if necessary (FOR: 24,419,980  AGAINST: 223,661  ABSTAINED: 72,900).

The shareholders also approved an increase in the number of shares of common stock in the Ableauctions.com, Inc. 1999 Stock Option Plan (FOR: 12,565,415  AGAINST: 2,037,419  ABSTAINED: 0).

ITEM 5. OTHER INFORMATION

On May 18, 2003, Morgan & Company, Chartered Accountants (the “Former Auditor”) were asked to resign as our independent auditor.  None of the Former Auditor’s reports for the year ended December 31, 2002 or thereafter contained an adverse opinion or disclaimer of opinion, however the report was modified as to the Company’s ability to continue as a going concern.  We engaged Cinnamon Jang Willoughby, Chartered Accountants as our independent auditor on May 18, 2003.  Our decision to change our auditor was approved by our Board of Directors.

During our fiscal year ended December 31, 2002 and through May 18, 2003, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Auditor would have caused it to make reference thereto in its report on the financial statements for such year.

On February 12, 2002, Shikaze Ralston Tam Kurozumi, Chartered Accountants (“SRTK”) resigned as our independent auditor.  None of SRTK’s reports for the year ended December 31, 2000 or thereafter contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.  We engaged Morgan & Company, Chartered Accountants as our independent auditor on February 12, 2002.

During our fiscal year ended December 31, 2001 and through February 12, 2002, there were no disagreements with SRTK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SRTK would have caused it to make reference thereto in its report on the financial statements for such year.  Our decision to change auditor was approved by our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation(1)

3.2

By-laws(1)

31.1

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

31.2

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32

Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Filed herewith.

No current reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: August 14, 2003

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President & Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2003

By:  /s/ NAILIN ESMAIL

Name:  Nailin Esmail

Title: Chief Financial Officer

(Principal Financial Officer)