Form 10QSB
period 2003-09-30
ABLEAUCTIONS COM INC
filed 2003-11-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number: 0-28179

ABLEAUCTIONS.COM, INC.

___________________________________________________

(Exact name of small business issuer in its charter)

Florida	59-3404233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1963 Lougheed Highway

Coquitlam, British Columbia

V3K 3T8

__________________________________________________

(Address of principal executive offices)

(604) 521-3369

__________________________________________________

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $0.001 par value, of the Registrant at November 12, 2003 was 49,086,449.

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

Overview

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2002.

Results of Operations

Three months ended September 30, 2003 compared to the corresponding period in 2002.

Revenues.  During the three months ended September 30, 2003, we had revenues of $235,700 compared to $96,621 during the same period in 2002, an increase of $139,079 (144%).  The increase in revenue is attributed to our acquisition of Rapidfusion Technologies Inc. on September 1, 2003.  We expect revenue to grow as we add revenue streams and continue to :

(a)

deploy our own technology and related services to auction houses, enabling them to broadcast auctions over the Internet (www.ableauctions.com/technology);

(b)

broadcast our clients auctions on eBay Live Auctions through our wholly owned subsidiary iCollector.com Technologies Ltd. and provide them with related auction services (www.icollectorlive.com/services.aspx);

(c)

operate our liquidation stores and sell inventory we own through live and simultaneously broadcast auctions over the Internet; and

(d)

sell and support our Point-Of-Sale (POS) and build, support and maintain auction websites, custom hardware and network configurations through our newly acquired subsidiary Rapidfusion Technologies Inc. (www.rapidfusion.com/technology).

Cost of sales were 45% of our revenues during the three-month period ended September 30, 2003, compared to 29.7% during the same period in 2002.  We expect the cost of sales to fluctuate from quarter-to-quarter due the seasonal dependency of our revenue streams and on the nature of the inventory that we acquire or consign.  Due to the cost cutting measures we have implemented, our cash flow is now improved.  We plan to use our cash to purchase more of the inventory that we sell, since doing so results, generally, in higher gross profit margins.

Currently, we earn between 2% and 5% of all revenues generated from on-line sales, plus a set-up fee for auctions we conduct for our clients.  We have introduced a full-service package that includes advertising, staffing, hosting the auction on-line and conducting the live side of the auction.  As we begin to conduct a greater number of auctions using our own inventory or by implementing our full-service package, we believe that we can increase our margins substantially.

Operating Expenses.  During the three month period ended September 30, 2003, operating expenses were  $96,531 compared to  $388,167 for the same period in 2002.  Expenses were lower than the corresponding period in the previous year as a result of decreased salaries and benefits, decreased accounting and legal expenditures, and an overall cost cutting program implemented by management during the 2002 fiscal year and continued into the 2003 fiscal year.

Personnel and consulting expenses were $73,896 or 54% of our operating expenses during the three-month period ended September 30, 2003 as compared to $119,985 or 31% of our operating expenses during the three-month period ended September 30, 2002.  These expenses consisted of salaries and benefits of $66,068 (compared to $103,464 in 2002), consulting fees of $3,310 (compared to $16,578 in 2002), and commissions of $4,518 (compared to a negative $57 in 2002).  We anticipate that such personnel and consulting expenses will remain stable as a result of the cost containment efforts and incentive stock option programs we began implementing in 2002.

During the three-month period ended September 30, 2003, advertising and promotion expenses were $17,370 or 13% of our operating expenses as compared to $2,186 or 1% of our operating expenses for the three-month period ended September 30, 2002.  Advertising expenses were higher in comparison to 2002 as we began aggressively marketing our live auction services to National Auctioneers Association (NAA) members, participating in trade-shows, and engaging in direct mail campaigns.  We anticipate promotion expenses to increase during the remainder of 2003 as the number of auctions and liquidations increase.

General overhead expenses totaled  $26,271 during the three month period ended September 30, 2003 (compared to $84,219 in 2002) or 19% (compared to 22% in 2002) of our total operating expenses and 11% (compared to 87% in 2002) of our total revenue.  Rent and utilities totaled $20,079, telephone $4,836, travel related to operations $7,896, repairs and maintenance $2,174, automotive $2,434, insurance  $4,246 and office and administration expenses -$15,394.

We anticipate that overhead as a percentage of operating expenses and total revenue will continue to decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, accounting and legal, were $15,014 during the three-month period ended September 30, 2003 as compared to $100,435 for the three-month period ended September 30, 2002.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make another acquisition during this fiscal year.  If we are successful in making the acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $11,422 for the three-month period ended September 30, 2003 as compared to $48,537 for the three-month period ended September 30, 2002.

Gross Profit.  Cost of goods sold were $106,899 for the three-month period ended September 30, 2003 as compared to $28,692 for the three-month period ended September 30, 2002.  Gross profits were $128,801 of (or 55% of revenues) for the three-month period ended September 30, 2003 as compared to 67,929 (or 70% of revenues) for the period ended September 30, 2002.  Gross profit margins vary considerably from each of our revenue streams.  Routinely, gross margins for inventory we sell through our liquidation store and auction are approximately 40%.  If we provide auction-broadcasting services, the gross profit margin may be higher.  If we provide POS or hardware services, the gross margin may be lower.  As we define additional revenue streams, we expect gross profits in the future to stabilize, reflecting the weighted average of all revenue streams.

Operating Net Gain.  For the quarter ended September 30, 2003, we realized a gain from continuing operations of $40,902 as compared to the quarter ended September 30, 2002 in which we had net loss of $442,586.  We realized net income for the third quarter of 2003 of $40,902 or $0.01 per share as compared to a net loss of $457,322 for the second quarter of 2002, or ($0.02) per share.

We believe that our operations will remain profitable.  We believe that revenues and earnings will increase as we grow.  We anticipate that we will incur overall losses in the future only if we are able to obtain additional financing and expand our business and the marketing of our Internet technology through acquisition.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, we will continue to develop our Internet technology and market our products and services.

Nine months ended September 30, 2003 compared to the corresponding period in 2002.

Revenues.  During the nine months ended September 30, 2003, we had auction revenues of $539,537 compared to $366,504 during the same period in 2002, an increase of $173,033 (47%).   The increase in revenue is attributed to the growth of our business and our acquisition of Rapidfusion Technologies Inc. on September 1, 2003.  We expect revenue to grow as we add revenue streams and continue to:

(e)

deploy our own technology and related services to auction houses, enabling them to broadcast auctions over the Internet (www.ableauctions.com/technology);

(f)

broadcast our clients auctions on eBay Live Auctions through our wholly owned subsidiary iCollector.com Technologies Ltd. and provide them with related auction services (www.icollectorlive.com/services.aspx);

(g)

operate our liquidation stores and sell inventory we own through live and simultaneously broadcast auctions over the Internet; and

(h)

sell and support our Point-Of-Sale (POS) software and build, support and maintain auction websites, custom hardware and network configurations through our newly acquired subsidiary Rapidfusion Technologies Inc. (www.rapidfusion.com/technology).

Cost of sales were 38% of our revenues during the nine-month period ended September 30, 2003, compared to 29% during the same period in 2002.  We expect the cost of sales to fluctuate due to the seasonal dependency of our revenue streams and on the nature of the inventory that we acquire or consign.  Due to the cost cutting measures we have implemented, our cash flow is now improved.  We plan to use our cash to purchase more of the inventory that we sell, since doing so results, generally, in higher gross profit margins.

Currently, we earn between 2% and 5% of all revenues generated from on-line sales, plus a set-up fee for auctions we conduct for our clients.  We have introduced a full-service package that includes advertising, staffing, hosting the auction on-line and conducting the live side of the auction.  As we begin to conduct a greater number of auctions using our own inventory or by implementing our full-service package, we believe that we can increase our margins substantially.

Operating Expenses.  During the nine month period ended September 30, 2003, operating expenses were  $290,723 compared to  $1,094,703 for the same period in 2002.  Expenses were lower than the corresponding period in the previous year as a result of decreased salaries and benefits, decreased accounting and legal expenditures, and an overall cost cutting program implemented by management during the 2002 fiscal year and continued during the 2003 fiscal year.

Personnel and consulting expenses were $187,828 or 43% of our operating expenses during the nine-month period ended September 30, 2003 as compared to $512,630 or 47% of our operating expenses during the nine-month period ended September 30, 2002.  These expenses consisted of salaries and benefits of $172,942 (compared to $445,417 in 2002), consulting of $7,810 (compared to $67,213 in 2002), and commissions of $7,076 (compared to $0 in 2002).  We anticipate that such personnel and consulting expenses will remain stable as a result of the cost containment efforts and incentive stock option programs we began implementing in the 2002 fiscal year.

During the nine-month period ended September 30, 2003, advertising and promotion expenses were $33,792 or 8% of our operating expenses as compared to $26,301 or 2% of our operating expenses for the nine-month period ended September 30, 2002.  Advertising expenses were higher in comparison to 2002 as we began aggressively marketing our live auction services to National Auctioneers Association (NAA) members, participating in trade-shows, and engaging in direct mail campaigns.  We anticipate promotion expenses will continue to increase during the remainder of 2003 as the number of auctions and liquidations increase.

General overhead expenses totalled  $142,336 this period (compared to $186,767 in 2002) or 33% (compared to 17%) of our total operating expenses and 26% (compared to 51% in 2002) of our total revenue.  Rent and utilities totalled $46,195, telephone $11,554, travel related to operations $11,226, repairs and maintenance $3,862, automotive $3,833, insurance  $45,391 and office and administration expenses  $20,275.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations and if we are able to secure less expensive insurance.  If we expand our operations, we anticipate that general overhead expenses will also increase.

Professional fees, accounting and legal, were $47,303 during the nine-month period ended September 30, 2003 as compared to $199,175 for the nine-month period ended September 30, 2002.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with our acquisitions and financings.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make another acquisition during this fiscal year.  If we are successful in making the acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $103,174 for the nine-month period ended September 30, 2003 as compared to $150,181 for the nine-month period ended September 30, 2002.

Gross Profit.  Cost of goods sold was $205,941 for the nine-month period ended September 30, 2003 as compared to $105,799 for the nine-month period ended September 30, 2002.  Gross profits were $333,596 (or 62% of revenues) for the nine-month period ended September 30, 2003 as compared to $260,705 (or 71% of revenues) for the period ended September 30, 2002.  Gross profit margins vary considerably from each of our revenue streams.  Routinely, gross margins for inventory we sell through our liquidation store and auction are approximately 40%.  If we provide auction-broadcasting services, the gross profit margin may be higher.  If we provide POS or hardware services, the gross profit may be lower.  As we define additional revenue streams, we expect gross profits in the future to stabilize, reflecting the weighted average of all revenue streams.

Operating Net Loss.  For the nine-month period ended September 30, 2003, we realized a loss from continuing operations of $18,793 as compared to the nine-month period ended September 30, 2002 in which we had net loss of $1,219,323.  We realized net income for the nine-month period of 2003 of $77,404 or $0.01 per share as compared to a net loss of $1,439,085 for the corresponding period of 2002, or ($0.06) per share.

We believe that our operations will remain profitable.  We believe that revenues and earnings will increase as we grow.  We anticipate that we will incur overall losses in the future only if we are able to obtain additional financing and expand our business and marketing of our Internet technology through acquisition.  The losses will be created to the extent of the excess of technology development and marketing over the income from operations.  If we are unable to obtain additional financing, we will continue to develop our Internet technology and market our products and services.

Liquidity and Capital Resources

Our capital requirements, particularly as they relate to our desire to expand through acquisitions, our plan to purchase more of the inventory we auction and our continued development of our software for live auctions, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology and related services to auction houses, the acceptance of our packaged services by our clients and the availability of merchandise to purchase for auction.

To date, we have funded our operations with the revenue we earn and through sales of our securities.  We cannot guarantee that we will ever earn enough revenue to sustain our operations.  During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

Our working capital at September 30, 2003 was $3,810,644.  We had cash and cash equivalents of $271,061, marketable securities of $3,033,108, accounts receivables of $423,413, inventory of $229,598 and prepaid expenses of $46,499 at September 30, 2003.  We anticipate that trade accounts receivables and inventory may increase during the remainder of the 2003 fiscal year provided that we increase the number and frequency of our auctions and we expand our business operations.  Cash used for operating activities was $(348,632).  Cash was used primarily to reduce accounts payable and to purchase inventory.  Cash from financing activities was $3,457,683 during the quarter ended September 30, 2003.  Cash was received from a private placement of our securities and as a result of the exercise of stock options.  We anticipate that our cash reserves will continue to increase during the 2003 fiscal year if we raise additional capital or if all outstanding options are exercised.  Cash reserves would likely decrease if we complete an acquisition during the 2003 fiscal year, or if we are unable to maintain positive cash flows from our business throughout the 2003 fiscal year.  Cash used in investing activities during the quarter ended September 30, 2003 was $(3,033,970), which was related primarily to the investment in marketable securities.

We increased shareholder’s equity, defined as the value of our assets minus our liabilities, to $4,515,297 (from $1,969,889 as of June 30, 2003) and increased our cash reserves to $3,304,169 (from $814,163 as of June 30, 2003), primarily as a result of the private placement of our securities and the exercise of stock options.  We believe that revenues from our operations and current working capital will be sufficient to satisfy our working capital needs for the remainder of the 2003 fiscal year.

During the quarter ended September 30, 2003, we raised gross proceeds of $1,050,000 from the sale of 2,400,000 shares of our common stock to certain institutional investors.  As part of this financing, we also issued to the investors warrants to purchase 720,000 shares of our common stock at a price of $0.5429 per share.

We are currently planning to expand our operations through acquisitions.  We plan to acquire companies by using shares of our common stock and cash.  We believe that active trading of our common stock will be important to the principals of target companies.  If our stock is not actively traded or if we need to obtain financing to make an acquisition but are unable to do so, we may be required to abandon our acquisition plans.  We cannot guarantee that we will be able to make any acquisitions that will be profitable.

On October 23, 2003 we acquired all of the outstanding capital stock of RapidFusion Technologies Inc., referred to herein as “RTI”, for $10.  RTI builds and maintains websites, builds and supports custom hardware and network configurations and had developed a point of sale software for the DOS program.  The purpose of this acquisition was to acquire the point of sale software, because we believe that we can develop a version for Microsoft WINDOWS that may prove useful to us in the future.  RTI is continuing its operations.

During the 2003 fiscal year we will continue to operate at our locations in Washington and Coquitlam, British Columbia, conducting both auctions and liquidations.  We also will continue to conduct auctions at customer locations in bankruptcies and insolvencies.  Through our wholly owned subsidiary, iCollector.com Technologies Ltd., referred to herein as “iCollector”, we currently conduct approximately 75 auctions per year on e-Bay and approximately 36 auctions per year using our own technology.

We intend to aggressively market our iCollector services and to expand the iCollector workforce to enable us to conduct more auctions in Europe and North America.  We intend to engage strategic partners to conduct auctions for us on a commission basis, as necessary, rather than sustain the significant overhead associated with managing and maintaining permanent auction facilities.

We believe that our efforts at cost containment and the changes we have made to our technology will provide us with benefits in the future.  We plan to continue our research and development efforts to improve our web site and auction broadcasting technologies.  We continuously maintain and refine our live auction broadcasting technologies by increasing the speed of our registration and bidding processes and by enhancing the preview of merchandise.  We anticipate that we will spend approximately $100,000 on our research and development efforts during the 2003 fiscal year.

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America, to continue licensing our software to other auction companies and to continue marketing efforts for the remainder of the 2003 fiscal year.  We also intend to identify possible candidates for strategic relationships or possible acquisitions.

If we become more profitable and providing that we are able to obtain additional financing, we anticipate that we will add up to 5 new employees with e-commerce, software development, sales and software maintenance experience to manage and market the services of our iCollector division.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 22, 2003 we sold shares of our common stock in a private offering to institutional investors.  We sold 2,400,000 shares at a price of $0.4375 per share for total gross proceeds of $1,050,000.  As part of this transaction, we also issued warrants for our common stock with an exercise price of $0.5429.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s shareholders approved and adopted the following actions at the Company’s annual general meeting on July 15, 2003:

The shareholders elected Abdul Ladha (FOR: 24,710,878 AGAINST: 2,463 ABSTAINED: 200), Barrett Sleeman (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200), Dr. David Vogt (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200) and Michael Boyling (FOR: 24,712,778  AGAINST: 563  ABSTAINED: 200) to our Board of Director.

The shareholders ratified the selection of Cinnamon Jang Willoughby (FOR: 24,712,663 AGAINST: 678 ABSTAINED: 200) as our independent auditors for the fiscal year ending December 31, 2003.

The shareholders approved a resolution authorizing our Board of Directors, at their discretion, to effect a reverse split the Company’s stock (FOR: 24,419,980 AGAINST: 223,661 ABSTAINED: 72,900).

The shareholders approved an increase in the number of shares of common stock in the Ableauctions.com, Inc. 1999 Stock Option Plan (FOR: 12,565,415 AGAINST: 2,037,419 ABSTAINED: 0).

ITEM 5. OTHER INFORMATION

Registration of Securities

On November 3, 2003, we filed an S-3 registration statement to register the common stock we sold in the private offering we undertook on September 22, 2003.

Discontinued Operations

In July 2002 and August 2002 our subsidiary, Ableauctions.com (Washington), Inc., abandoned its operations in Arizona and San Francisco, respectively.  The losses incurred from these operations were reported in our Annual Report on Form 10-KSB for the year ended December 31, 2002.  In September 2003, we engaged the services of attorneys Vortman and Feinstein, P.S. to initiate formal proceedings to wind-up this subsidiary and commence liquidation proceedings under Chapter 7 of the United States Bankruptcy Code.

Incorporation of  iCollector International, LTD.

On September 24, 2003 we incorporated a US based subsidiary, iCollector International, Ltd., for the purpose of expanding iCollector’s operations and liquidation facilities in the United States.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation(1)

3.2

By-laws(1)

10.1

Securities Purchase Agreement, dated September 17, 2003, by and among Ableauctions.com, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto. (2)

31.1

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (3)

31.2

Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (3)

32

Certification Pursuant to Section 1350 of Title 18 of the United States Code (3)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 24, 2003.

(3) Filed herewith.

Reports on Form 8-K

On September 24, 2003 we filed a Form 8-K reporting the private sale of our common stock to certain institutional investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: November 12, 2003

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President & Chief Executive Officer

(Principal Executive Officer)

Date: November 12, 2003

By:  /s/ NAILIN ESMAIL

Name:  Nailin Esmail

Title: Chief Financial Officer

(Principal Financial Officer)