Form 10KSB
period 2003-12-31
ABLEAUCTIONS COM INC
filed 2004-03-30
CIK 1099290

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

No

[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State issuer’s revenues for most recent fiscal year:  $778,102

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 22, 2004 was 55,035,405.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 22, 2004, based on the average bid and ask price on the American Stock Exchange as of such date, was approximately $50,289,989.

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

Overview and Insight

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

We are an early stage company and  have developed our business and technology through the acquisition of various auction houses in the United States and Canada.  Our primary business activity is as an auction technology company and a liquidator.  Our revenues, for the most part, stem from the following streams:

1.

Auction Broadcast Services - broadcast of live auctions over the Internet using our own technology (www.ableauctions.com/technology) or eBay’s Live Auction technology, and related products, development, catalogue production and auction services (www.icollectorlive.com/services.aspx).

2.

Point-of-Sale (POS) and Hardware Services - the sale, installation and support of our Point-Of-Sale (POS) software, development, support and maintenance of auction websites, custom hardware and network configurations – services provided through our newly acquired subsidiary Rapidfusion Technologies Inc. (www.rapidfusion.com/technology).

3.

Liquidation Services - the sale of merchandise through our liquidation stores or auctions, and the fees realized from inventory brokerage services through our itrustee.com operations.

In 2003, Auction Broadcast Services accounted for approximately 38% of our total revenue and 51% of our gross profit.  POS and Hardware Services accounted for 30% of our total revenue and 19% of our gross profit.  Liquidation Services accounted for 32% of our total revenue and 30% of our gross profit.

Since inception in 1999, we have maintained multiple revenue streams while focusing on developing our technologies.  Our objective is to become the leading provider of Auction Broadcast Services and we believe that our success is reliant on our ability to deploy our technologies and services to the estimated 12,000 auctioneers in North America.  We believe that each of our revenue streams could serve as an independent and viable business.

Auction Broadcast Services

As part of our Auction Broadcast Services business, we have developed our own technology to broadcast auctions over the Internet (www.ableauctions.com/technology) and provide the technology and related services to other auction houses, enabling them to broadcast auctions over the Internet.

Through our wholly-owned subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd., collectively referred to as iCollector throughout this Annual Report, we facilitate approximately 17 auction sessions per month using eBay’s live auction technology (eBay Live Auctions) and approximately 6 auction sessions per month using our own technology to broadcast auctions over the Internet.   iCollector represents antique, fine art and premium collectible auction houses, as well as industrial auction houses.  iCollector catalogues its client’s inventory and hosts them on its site located at www.icollector.com.

In June 2002, we announced that we renewed our agreement with eBay to facilitate live auctions between our global auction house client base and eBay Live Auctions.  Under our strategic alliance with eBay Live Auctions, iCollector facilitated approximately 209 live auctions in 2002.  In 2003, we began promoting and recording auction sessions where clients are able to run a large auction over the course of several days.  In 2003, we facilitated 272 live auction sessions.  Inventory included fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that were obtained from countries worldwide, including Sweden, Italy, Spain, England, Canada and the United States.

We believe that our business relationship with eBay creates synergy for both companies, which share a common vision of setting the standards for live Internet auctions.  eBay has set the standard for silent auctions with unparalleled acceptance levels, user base and transaction volume.  We are committed to accomplishing similar goals in the hosting and broadcasting of live auctions over the Internet and have demonstrated a complementary commitment to this objective.  We believe that our relationship with eBay will help us attain these goals and are currently in the process of negotiating a more extensive agreement with eBay.

We have developed technology to manage the back-end of auction operations and to broadcast live auctions over the Internet, applying our experience in managing and operating auction houses with Internet broadcasting capabilities.  Ableauctions now deploys its technology, along with the services of eBay, beyond antique and collectible auctions house and into industrial and commercial auction houses throughout North America – a market we believe has significant opportunities.

The Company recently established a consortium consisting of some of the largest and most influential auction companies in the world with the objective of implementing its live auction technology and solidifying the Company’s working relationship with eBay Live Auctions.  The Company currently has multi-year standing agreements to exclusively broadcast auctions for some of the world’s top auctions companies, including:

•

Heritage Coins: one of the world’s largest dealer and auctioneer of collectibles including rare coins, currency, comics, movie posters and illustration art.

•

Indiana based Kruse International Inc., one of the largest collector car auction companies in the world.

•

United Kingdom based Euro Auctions UK Ltd., one of the top ranked industrial auctioneers in the world.

•

West Coast Estates Auctions, one of the most successful family operated auction houses on the North American West Coast.

•

Colorado based Best of the West Auctions, one of the premier auction houses in the American Midwest whose parent company is the oldest auction company in the state.

•

Delaware-based Joseph C. O’Neal & Sons, specializing in antiques, machinery, real estate, and personal property.

•

North Dakota based Curt D. Johnson Auction Company, with 30 years of experience conducting farm auctions and estate sales.

•

Seahawk Auctions, one of the most prominent auction houses specializing in

Native Art and Artifacts.

Point-of-Sale (POS) and Hardware Services

Through our POS and Hardware services, we have developed our own Windows based POS software that we sell and support to various industry sectors.  We also provide computer hardware and custom software development services to our clients.

While our primary objective is to become the leading provider of Auction Broadcast Services, we believe our success depends on our ability to deploy our technologies and services to the estimated 12,000 auctioneers across North America.  The integrating of POS technology with Internet broadcasting capabilities to develop an auction technology suite that specifically caters to auctioneers and liquidators may bring us one step closer to our objective.  The technology suite under current development is designed to enable auctioneers and liquidators to:

•

Broadcast live auctions over the Internet (www.ableauctions.com/technology)

•

Manage the back-end of auction operations

•

Schedule, upload and broadcast auctions seamlessly to run either on eBay Live Auctions or on our proprietary technology.

•

Integrate auction operations with Point-of-Sale (POS) software that enables users to manage a bricks-and-mortar liquidation store as well as upload inventory to be sold on either eBay core or eBay Live Auctions, making it one of the first POS systems capable of such functions.  The software manages and tracks inventory, assets and consigned products, for both a virtual and bricks-and-mortar store.   We believe that the option for retail stores to upload surplus inventories seamlessly to eBay or Ableauctions broadcast technology will be met with a positive reaction.  (www.rapidfusion.com/technology)

Liquidation Services

Through our Liquidation Services, we acquire merchandise through bankruptcies, insolvencies, defaults, or partnering liquidators, and broker or sell the merchandise to either the general public or other resellers.  We sell, auction or broker merchandise and equipment from a variety of industries including antique, automotive, bakery, broadcasting, chemical, construction, dairy, electronics, energy, food processing, foundry, furniture, high-technology, machine tool, metal fabrication, office, paper, pharmaceutical, plastic, printing, restaurant, textile, and others.  The auctions we conduct are open to the public and draw approximately 300 to 500 bidders in person and offer on average approximately 1,200 items or lots of merchandise and equipment for auction.  We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer’s premiums charged to purchasers of the merchandise.  We also receive revenues from auctioning merchandise that we purchase and sell at our auctions.

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

After an auction, purchasers generally make their own arrangements to take possession of the auctioned property.  If purchasers make arrangements with us, we can make available shipping services to forward the property to the buyer by mail, freight forwarder, truck transport, or other delivery services for a cost.  As agent of the consignor, we normally collect payment from the buyer for property purchased and remit to the consignor, on the settlement date, the consignor’s portion of the buyer’s payment, less consignor cash advances, if any, and commissions payable to us.  We sometimes release property sold at auction to qualified buyers (primarily dealers) on credit before we receive payment.  These qualified buyers generally have an account or line of credit (within established credit limits) with us and agree to make payment within 30 days.  We extend credit only to buyers who have done business with us in the past and have an established credit standing with us.

During the year 2000, we began to expand our “bricks and mortar” business by acquiring existing brick-and-mortar auction companies.  In February 2000 we acquired the assets of Falcon Trading, a small regional auction company located in Redmond, Washington.  In March 2000, we acquired the assets of Mesler’s Auction House, an auction house located in Scottsdale, Arizona, along with related real estate and a 50,000 square foot building.  In May 2000, we acquired the assets of Auctions West Sales Corporation, a liquidator of the assets of bankrupt persons or businesses located in Vancouver, British Columbia, Canada.  Also in May 2000 we acquired Ehli’s Commercial/Industrial Auctions, Inc., an auction house located in Tacoma, Washington.  In July 2000, we acquired Johnston’s Surplus Office Supplies Ltd., located in Vancouver, British Columbia.

In 2001, in order to develop and expand our on-line auction business, we acquired iCollector PLC, which was located in England.

Many of our acquisitions were structured as stock transactions.

In addition to acquiring regional auction houses, our strategy was to increase the gross revenues and profitability of our existing auction operations and to expand the scope of our auction audience through the capabilities of the Internet.  We believed that the growth of the Internet facilitated the development of solutions to some of the traditional problems we face in operating our auction business, including reaching potential buyers of merchandise and equipment in other geographic locations, increasing the size of bidding audiences for our auctions, reaching more potential consignees of merchandise, and automating our auction preview process.  Our goal is to expand our operations by linking regional auction houses together through our web site.  We believe that this would allow us to generate a greater volume of traffic and interest to our web site and sales through our auctions.

In light of abrupt shifts in market conditions in early 2001, we were not able to obtain the financing required to complete our most significant acquisition or deploy our business strategy as previously planned.  Despite the lack of working capital and shortfall in financing, we redefined our business objectives and continued forward.  We developed technology for broadcasting live auctions over the Internet, applying our experience from the auction houses we owned and the services we provided for our antique and collectible auction houses on eBay.

In 2002, our objectives were to:

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

We closed our San Mateo and Arizona operations and sold the 50,000 square foot building we owned in Arizona, thereby reducing our debt by over $1 million.  We eliminated an additional $3 million in debt by settling the deferred consideration related to the iCollector acquisition by issuing 2,090,134 shares of our common stock at $1.43 per share.  We eliminated another $500,000 in debt through the sub-license of both our name, “Ableauctions”, and our operations in British Columbia, Canada.  We raised an additional $154,000 by selling our subsidiary Ehli Commercial Industrial Auctions Inc.  We also obtained a $1million line of credit from our President and Chief Executive Officer.

In 2003, our objectives were to:

•

Deploy our live auction technology and services into prominent auction houses, and enhancing our relationship with eBay and our iCollector partners;

•

Secure financing, eliminate debt and increase Shareholder’s Equity;

•

Further expanding our liquidation and auction technology operations by way of organic growth as well as strategic alliances, through acquisitions or partnerships with companies that could add considerable breadth to our core competencies and enhance our business model;

•

Deliver profitable results for the parent company;

As in the previous year, we made significant progress in fulfilling our objectives.  In 2003, we established a consortium consisting of some of the largest and most influential auction companies in the world with the objective of implementing our live auction technology and solidifying the Company’s working relationship with eBay Live Auctions.  In July 2003, we announced that Heritage Galleries & Auctioneers, one of the world’s largest dealer and auctioneer of collectibles including rare coins, currency, comics, movie posters and illustration art, and Kruse International Inc., an auctioneer specializing in collector automobiles, agreed to allow us to broadcast their auctions, either by implementing our live-auction technology or by having iCollector, through e-Bay Live Auctions, conduct the auctions.   To date, we have been successful in negotiating over ten such long-term exclusive contracts.  In December 2003, we also expanded our iCollector operations to better serve the East Coast with the addition of a satellite office in Toronto, Ontario to complement our presence in Buffalo, New York.

In September 2003, we completed the sale of 2.4 million shares of our common stock to select institutional investors, raising a total of $1.05 million.  The per share offering price was $0.4375.  The investors and the placement agent will also receive warrants to purchase an aggregate of 720,000 shares of common stock at an exercise price of $.54 per share.  The proceeds from the offering increased the Company’s cash and cash equivalents to $3.2 million and Shareholder’s Equity to over $4 million for that period.

In December 2003 we entered into an agreement to sell 4,615,385 shares of our common stock to select institutional investors, raising a total of $3 million.  The transaction subsequently closed in January 2004.  The per share offering price was $0.65.  The investors also received warrants to purchase an aggregate of 1,384,616 of common stock at an exercise price of $.80 per share.  Proceeds from the offering increased the Company’s cash and cash equivalents to $6.2 million and Shareholder’s Equity to over $7 million.

In early 2003, we began to identify prominent auction and technology based companies that we believe would add considerable breadth to our core competencies and enhance our business model.  We entered into negotiations with the candidates with the objective of either acquiring them or partnering with them.  Our objective was to further expand the Company by way of organic growth as well as strategic alliances and acquisitions.  The proposed targets were expected to leverage Ableauctions’ scalable infrastructure and web based technical expertise to realize economies of scale, enabling the Company in taking a leading position in the auction and electronic commerce market.   Acquisition candidates were required to contribute to earnings and revenue in the first year, offer proprietary technology, reach a diverse customer base in an adjacent or complementary markets, and enhance the Company’s management team.  In negotiating the terms of acquisition, the Company was promoting long-term profitability and cash flow gains rather than simply revenue growth.   Payments, whether cash or stock, were proposed to be vested over several years and are released as a function of earnings or performance.

On September 1, 2003 we acquired Rapidfusion Technologies Inc. (“RTI”).  RTI creates and maintains websites, builds and supports custom hardware and network configurations and has developed a point of sale software that allows purchase orders, invoices and shipping notices to be sent by telephone overnight.  We intend to continue the business of RTI, and to develop a Windows version of RTI’s point of sale software, which we believe may be useful to our operations in the future.

As a subsequent event, in February 2004 we launched iTrustee.com, a reseller platform to expose bank and trustee inventories, as well as distressed merchandise, exclusively to resellers, auctioneers and liquidators.  Simultaneously, in an effort to fuel transactions and introduce asset lending services, the Company incorporated a California based entity called Unlimited Closeouts Inc. and has engaged a prominent liquidator in the area to direct its operations.

Currently, we are still aggressively seeking to expand operations and believe that we can accomplish this in a reasonable time period.

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

The Internet auction industry is still new, rapidly evolving, and intensely competitive, and we expect competition to intensify in the future.  A variety of auction web sites are presently available on the Internet that are dedicated to facilitating person-to-person and business-to-person transactions on a bid-based format.  These auction services allow sellers to post merchandise on their web sites and buyers to locate items and submit bids online.  These services generally organize merchandise by categories and provide descriptions, pictures, or video clips of merchandise offered for sale.

We believe that the market leaders in Auction Broadcast Services include BidSpotter, Inc., DoveBid, AMS Auction Management Solutions, Manheim Online, Copart Auto Auctions, Live Global Bid, ProxiBid, ABC – Auction Broadcasting Company, and Bidder Central, and other web sites that broadcast live auctions.  We will also compete with various online auction services.

We believe that the market leaders in Liquidation Services include GoIndustry, Bliquid, Liquidity Services Inc., Liquidation.com, Government Liquidation, UK Surplus, Bid 4 Assets Inc., Dovebid, Ebay Business, Excess Technologies, Overstock.com, American Merchandise Liquidators, Inc., Wholesale 411, Onsale.com, Surplus.net, and Surplex, and other companies and web sites that liquidate merchandise.

We believe that the market leaders in auction software services include Achrtype Auction Software, Auction Flex, Auction Pay Inc., Auction Services, Computer Management Enterprises, C-U-S Business Systems, Inc., Dormier Software Enterprises, LuJohn’s Enterprises Inc. / BidderCentral Software, Proxibid, Inc., SoldII / Proven Software Inc., and other companies that provide software services.

We believe that the market leaders in Point-of-Sale (POS) software services include Retail Pro, Keystoke POS, Beringer Group, Microbiz, King Corp, Register5, Profitec, Quicken, and other companies that provide POS services.

Additionally, several auctioneers have launched web sites that allow buyers to search for and bid on merchandise contained within the seller’s inventory.  Buyers search for the merchandise by visiting the web site and purchase directly from the auctioneer.

We believe that the features listed on our website at www.ableauctions.com/technology and the following features may allow us to differentiate our web site from the web sites of our competitors:

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

Our Auction and Liquidation Operations

We are able to conduct physical auctions from our auction houses located in British Columbia and  the states of Washington.

Our operations in the United States include:

Auction House or Other Business

Location

Unlimited Closeouts Inc.

Ojai, California

Icollector International, Ltd.

Buffalo, New York and Fife, Washington

Ableauctions.com (Washington) Inc.

Fife, Washington

iTrustee.com International, Ltd.

Fife, Washington

Our operations in Canada include:

Able Auctions (1991) Ltd.

Coquitlam, British Columbia

Jarvis Industries Ltd.

Coquitlam, British Columbia

Icollector.com Technologies, Ltd.

Ontario and Coquitlam, British Columbia

Rapidfusion Technologies Inc.

Coquitlam, British Columbia

652297 B.C. Ltd

Coquitlam, British Columbia

iTrustee.com Technologies Ltd.

Coquitlam, British Columbia

In the course of restructuring, most of our annual revenues were derived from our Canadian operations.  Going forward, we expect 70% of our annual revenues to be derived from our US operations.

In the auctions we conduct, we auction up to approximately 1,200 items or lots at each auction.  We receive revenues from auction fees charged to consignees who consign merchandise to be sold and from the buyer’s premiums charged to purchasers of the merchandise.  In auctions of consigned goods, we received gross revenues from commissions and fees of approximately 25% from a typical auction.

The costs involved in conducting a typical auction, which average approximately $15,000, include, among other things, the costs of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions.  In general, we charge purchasers a buyer’s premium on auction purchases equal to 10% to 15% of the hammer price of the property and sellers a commission ranging from 5% to 25% of the hammer price.

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

In auctions where we own the auction merchandise, we receive all of the proceeds from the sale of the merchandise and related commissions and fees.  Our gross profit from sales of our own merchandise is between 16% and 40%.  During 1999 we had revenues of $829,755 from the sale of our merchandise, $8,607,230 for the year ended December 31, 2000 and $6,653,656 for the year ended December 31, 2001.  In the course of restructuring, divesting from certain “bricks and mortar” operations,  shifting to technology services and accounting for discontinued operations, revenues from the sale of our merchandise dropped in subsequent years.  For the year ended December 31, 2002, we had revenues of $1,084,756 from the sale of our own merchandise.  For the year ended December 31, 2003, we had revenues of approximately $453,586 from the sale of our own merchandise.  We believe this figure will increase as a result of restructuring.

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

We also generate revenues by purchasing merchandise from a variety of sources and re-selling it at our auctions or through our liquidation centers.  We purchase merchandise below normal wholesale prices as a result of liquidation, generally from bankruptcy or overproduction by manufacturers.  In some cases, we purchase used equipment, such as office equipment from bankrupt companies, closing businesses, or merging companies.  We normally average over 50% gross margin on sales, before fixed expenses, on the sale of liquidated merchandise.

In February 2004, we introduced a new platform of liquidation services (Liquidation Platform).  We launched iTrustee.com, a reseller platform to expose bank and trustee inventories, as well as distressed and surplus merchandise, exclusively to resellers, auctioneers and liquidators.  The Company also incorporated a California based entity called Unlimited Closeouts Inc. to further fuel liquidation sales.

With the formation of this platform we expect to more than double our revenues for the following year and significantly increase our gross profits.  We expect to earn commissions ranging from 10% to 25% of the entire inventory sold through the platform, compared to 2.5% to 5% of only the product that sells on-line from our iCollector operations.

Products listed on iTrustee.com are available to the general public for limited viewing, however, at the discretion of the trustee, bidding on certain products are restricted to pre-qualified auctioneers and resellers.

Beyond presenting an innovative value proposition for this market, we believe the Liquidation Platform is addressing unfulfilled needs of industry players.  For trustees, this platform provides a forum to reach auctioneers and resellers beyond their traditional geographic areas.  For auctioneers, we have created a level playing field to present their services to trustees.  For resellers, iTrustee.com is a venue to access a new channel of liquidation merchandise.  For the Company, the addition of this tier (trustee to auctioneers transactions) is a natural progression from its first tier services (auctioneer to retail transactions) through iCollector.

The platform currently lists a wide range of deals from foreclosed properties, real estate and industrial goods to clothing and electronics.

Our Web Site

We launched our web site, www.ableauctions.com, in September 1999 and have refined our technology to broadcast live auctions over the Internet.  Through our acquisitions, our first “brick-and-mortar auction” dates back almost a century to 1907.  Our auction broadcast technology was originally developed by our CEO between 1989 in a DOS environment using modems and telephone based bidding, and was further refined since.  Over the course of time, this ultimately evolved to the current format of our live online auction broadcasting technology.  We broadcasted our first live auction with video on our revised technology in January 2000.  We currently broadcast approximately 23 auction session per month over the Internet.

Our web site is designed to integrate the traditional physical brick-and-mortar auction with electronic commerce by offering bidders with Internet access the ability to bid on auctions.  We believe our system will increase the size of our auction audiences, lower our overall transaction costs, and increase interest from brick-and-mortar auction houses and events.

We believe our web site will be attractive to business purchasers looking for equipment, collectibles, art, fixtures, office equipment, furniture and similar merchandise and to consumers looking for jewelry, consumer electronics, tools, cameras and musical instruments.  We believe that offering previews of our merchandise over the Internet saves our visitors time and increases the number of serious bidders participating in our auctions.  We do not intend to offer or auction firearms, adult materials, or other potentially illegal merchandise on our web site.

Live Auctions

Features of our live auction broadcasting technology are listed on our website at www.ableauctions.com/technology.  The technology is designed to allow us to broadcast live auctions over the Internet, with certain variations allowing for video and audio.  Due to bandwidth limitations, our users typically choose to broadcast static pictures and audio in the course of an auction.  Viewers are able to conveniently preview items in advance from their homes or offices and bid on merchandise live as the auction is being conducted.  Currently, we post auction previews that allow visitors to view pictures of certain merchandise prior to the auction.  The users also have the option to submit a bid on an item before it goes to auction.

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

Research and Development

Our research and development program consists of developing technologies related to our web site and the systems required to broadcast live auctions over the Internet.  During the 2002 and the 2003 fiscal years, we spent a total of approximately $200,000 on expenses related to research and development, including consulting fees, technical fees, development of our data base management technologies, research and development of our graphic and video broadcasting technologies, systems design and testing, and other technological aspects of our web site.

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

In November 2001 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In December 2001, the Company founded iCollector.com Technologies Ltd., a Canadian company, whose technology was completely rebuilt.

In November 2002, Julian Ellison, the Chief Executive Officer and Director of Auction Services for iCollector.com Technologies  Ltd., and John Ralston, a Customer Service and Support Representative for iCollector.com Technologies Ltd., resigned their positions to form LiveAuctioneers, LLC.

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

Our Divestiture of Ehli’s Commercial/Industrial Auctions, Inc.

Effective Jan 1, 2003 we sold 100% of the issued and outstanding shares of our subsidiary Ehli’s Commercial/Industrial Auctions, Inc. (“Ehli”) to our former Director, Randy Ehli, in consideration of $154,000 cash and continued use of office space and business in the same premises for two years at no charge to Ableauctions.

The Company will continue to operate in Washington, acquiring and liquidating inventory, but intends on running its local “bricks and mortar” auctions through Ehli.  The move to sell the shares of Ehli comes as a result of the Company’s aggressive restructuring program to focus on its technology and profitable operations, and sell or license its non-performing units.  It enables to Company to continue operations in those regional areas cost effectively and free of any long-term debt or obligations.

Our Acquisition of Rapidfusion Technologies Ltd.

On September 25, 2003 we announced that we had acquired 100% of the shares of Rapidfusion Technologies and all the intellectual property rights to its Point-of-Sale (POS) software for $10.00, with the Company committing to make available a $150,000 operating line of credit to the newly acquired subsidiary, deploying the necessary resources to enable the cash strapped operation complete the development of its Windows version of the POS software within 90 days, and implementing a profit sharing and long term incentive plan.

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

We have registered the Internet domain names:

-

ableauctions.com

-

icollector.com

-

icollectorlive.com

-

icollectorliveauctions.com

-

icollector.ca

-

icollectorlive.ca

-

rapidfusion.com

-

rapidfusion.ca

-

anopc.com

-

softwarealley.com

We use copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights.  We cannot assure you that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As of December 31, 2003 we had a total of 28 staff persons, including 14 full time staff, 9 consultants and 5 part-time and temporary employees.  In addition to management, we employ auction staff, sales people, administrative staff, and development and technical personnel.  From time to time, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.  We expect to hire additional senior management, customer service management, a database administrator, several software developers, customer service representatives, technical support representatives and sales/marketing staff.

Short Term Investments

As of March 22, 2004, our reserve capital of approximately $5.3 million is invested in the following instruments or securities:

Type	Description	Market Value CDN	Market Value US

Bond	Bond – Government of Canada Bond	$ 1,017,473.00
Bond	Provincial Bond – Nova Scotia	$ 1,082,302.00
Bond	Provincial Bond - Ontario	$ 1,034,747.00
Bond	Provincial Bond – British Columbia	$ 788,110.00
Bond	Corporate Bond – Royal Bank of Canada	$ 1,028,517.00
Bond	Bond - GMAC	$ 500,592.00
Bond	Bond – Mid Term Notes – Greater Toronto Airport	$ 203,975.00
Income Trust	Income Trust – Livingston International	$ 94,932.00
Income Trust	Income Trust – Volume Services American Holdings	$ 112,900.00

Index Fund	IUNITS S&P/TSX FNCL IDX FD	$ 24,745.00
Reit Trust Units	H&R REIT TR UT	$ 39,836.00
Reit Trust Units	IUNITS S&P/TSX REIT TR UT	$ 25,740.00
Reit Trust Units	RETIREMENT RES REIT TR UT	$ 46,944.00
Reit Trust Units	RIOCAN REIT TR UT	$ 41,075.00
Reit Trust Units	SUMMIT REIT TR UT	$ 40,320.00
Reit Units	CHARTWELL SENIORS REIT TR UT	$ 28,398.00
T Bill Fund	FRANK TEMP T BILL SR A-FE	$ 15,854.00
Trust Fund	DYN FOC+DIV INCM TR-EE	$ 78,252.00
Trust Series 1	DIAMONDS TR UT SR 1		$ 151,095.00
Trust Series 1	NASDAQ 100 TR UT SR 1		$ 95,266.00
Trust Series 1	S&P DP/RCPT SPDR TR SR 1		$ 49,904.00
Trust Units	ARC ENGY TR UT	$ 43,148.00
Trust Units	CDN RL EST INV TR UT	$ 41,775.00
Trust Units	DIVERSI INCM + FD TR UT	$ 75,600.00
Trust Units	FOCUS ENGY TR UT	$ 41,496.00
Trust Units	INNVEST RL EST INV TR UT	$ 49,235.00
Trust Units	IUNITS S&P/TSX 60 CAP TR UT	$ 23,490.00
Trust Units	IUNITS S&P/TSX ENGY TR UT	$ 24,948.00
Trust Units	IUNIT S&P/TSX INF TR UT	$ 24,585.00
Trust Units	IUNIT S&P/TSX GOLD TR UT	$ 24,894.00
Trust Units	MYDAS FD TR UT	$ 43,280.00
Trust Units	NAV ENGY TR UT	$ 25,300.00
Trust Units	NAL OIL & GAS TR UT	$ 62,608.00
Trust Units	PRIMEWEST ENGY TR UT NEW	$ 36,465.00
Trust Units	SELECT 50 S-1 INCM TR UT	$ 141,906.00
Trust Units	VIKING ENGY RYLTY TR UT	$ 47,393.00

	Total Market Value	$ 6,910,835.00	$ 296,265.00

Risk Factors

Our business is subject to a number of risks as outlined below.  An investment in our securities is speculative in nature and involves a high degree of risk.  You should read this annual report carefully and consider the following risk factors:

We have a limited operating history and a history of losses.

Before our acquisition of Able Auctions (1991) Ltd., we had no material business or results of operation.  We incurred a net loss of $1,339,492 during 1999, $11,837,363 during 2000, $11,434,029 during 2001, and $1,316,637 during the 2002.  We may not be able to generate sufficient revenues to support our planned activities in fiscal 2004 because of our projected development and marketing costs.  In the foreseeable future, these expenses may increase our net losses, and we cannot assure you that we will ever be profitable or maintain profitability.

As of December 31, 2003, we had current assets of $4,827,398 and current liabilities of $237,268.  Our working capital position at December 31, 2002 was a deficiency of $ 62,114.  The working capital at December 31, 2003 was $ 4,590,130.  As a subsequent event, we completed a $3 million financing that increased both assets and working capital by approximately $2.8 million.

We anticipate raising additional capital through sales of our equity and/or debt securities, however, we cannot assure you that we will be able to obtain adequate financing to support our planned activities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Because of our historical losses, it is difficult to evaluate our business and our prospects.  Our revenue and income potential is unproven and our business model is still emerging.  We cannot assure you that we will attract consignors or bidders to use our web site or generate significant revenues in the future.  We cannot guarantee that we will ever establish a sizeable market share or achieve commercial success.

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

The Company's operating results have varied on a quarterly basis during its short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control.  Factors that may affect the Company's quarterly operating results include: (i) the Company's ability to retain an active user base, attract new clients who list items for sale and who complete transactions through its service and maintain customer satisfaction; (ii) the Company's ability to manage the number of items listed on its service; (iii) the announcement or introduction of new sites, services and products by the Company or its competitors; (iv) the success of the Company's brand building and marketing campaigns; (v) price competition; (vi) the level of use of the Internet and online services; (vii) increasing consumer confidence in and acceptance of the Internet and other online services for commerce and, in particular, the auctioning of products; (viii) consumer confidence in the security of transactions over the Internet; (ix) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; (x) the Company's ability to attract new personnel in a timely and effective manner; (xi) the volume of items listed on the Company's Web site; (xii) the timing, cost and availability of advertising in traditional media and on other Web sites and online services; (xiii) technical difficulties or service interruptions; (xiv) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (xv) consumer trends and popularity of certain categories of items; (xvi) volume, size, timing and completion rate of auctions; (xvii) governmental regulation by Federal or local governments; and (xviii) general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

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

Our ability to complete acquisitions and to meet our business projections through December 31, 2004 may depend on our ability to raise additional capital in 2004.

We may seek additional capital in 2004 to complete acquisitions or meet our operating and capital budget requirements through December 31, 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We cannot assure you that any additional financing would be available on terms acceptable to us, or at all.  Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders.  If adequate funds are not available, we will lack sufficient capital to pursue our intended course of action and business strategy in 2004, which will have a material adverse effect on our ability to meet our business projections.

Our growth strategy success depends on our ability to acquire additional auction and liquidation businesses, to market and develop our businesses, and to integrate these acquisitions and models into our business.

Our business strategy is to grow through acquisitions or strategic affiliations with auction, liquidation or related companies in a number of North American markets.  We may acquire additional auction houses, although we have not publicly announced any plans to do so.  There can be no assurance that our current management, personnel, and corporate infrastructure will be adequate to manage future growth, if any.  The success of our business strategy depends on making further acquisitions of or entering into strategic affiliations with auction companies.

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

We do not have a proven record in managing our growth and may not be successful in doing so.  We have grown from 12 employees on August 24, 1999 to approximately 24 staff persons on December 31, 2003.  We plan to continue expanding through acquisitions and to continue to develop our three basic business, Auction Broadcast Services, Point-of-Sale and Hardware Services and Liquidation Services.  Past growth in these areas has placed, and any future growth will continue to place, a significant strain on our management systems and resources.

If we are unable to achieve a significant number of visitors and successfully facilitate transactions, we may be unable to generate sufficient revenues to earn a profit.

The success of our Ableauctions.com, iCollector.com, iTrustee and other web sites depends on whether or not there is significant market acceptance of these web site by consumers.  We currently offer only a limited selection of merchandise for sale.  We anticipate that we will have very limited market acceptance until we begin offering more items of merchandise for sale and our brand name is established.  Our business concept of offering an solutions for broadcasting live auctions or liquidating inventory is still being tested and we cannot assure you that our strategy will be successful, or that it will increase revenues.

Our competitors and potential competitors may offer more cost-effective auctioning, technology or merchandising solutions than us, which could damage our business and our ability to successfully commercialize our businesses.  Our failure to attract visitors, successfully complete transactions, and develop an adequate auction house base will seriously harm our business and our ability to earn a profit.

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

The Company uses internally developed systems for its service and transaction processing, including billing and collections processing.  The Company must continually enhance and improve these systems in order to accommodate the level of use of its customers. Furthermore, in the future, the Company may add additional features and functionality to its services that would result in the need to develop or license additional technologies.  The Company's inability to add additional software and hardware or to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on the Company’s service or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience on the Ableauctions service, and delays in reporting accurate financial information.  In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk.  There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

Our business is at risk for system failures that disrupt our operations.

The Company's success, and in particular its ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  Substantially all of the Company's computer hardware for operating its service is currently located at the facilities of Telus in British Columbia.  These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.  The Company does not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry sufficient business interruption insurance to compensate it for losses that may occur.  Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems at the Telus facility could result in interruptions in the services provided by the Company. In addition, the failure by Telus to provide the data communications capacity required by the Company, as a result of human error, natural disaster or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Ableauctions service, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

We rely heavily on eBay’s servers for uninterrupted Internet access and the ability to offer our customers live auction technology that access eBay’s clients.  We are negotiating an agreement with eBay governing the conduct of auctions on their site that may be terminated instantly or on short notice.  Our business is dependent on the uninterrupted Internet access, their servers and their continued operation of the live auction platform on eBay Live Auction.  The loss of any of these services or agreement will have a material adverse effect on our business, financial condition, and operating results.  We cannot assure you that we would be able to obtain these services from other third parties or that we can renew our eBay agreement.

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded.

We anticipate that the Internet domain names “ableauctions.com” , “icollector.com”, “itrustee.com” and various others listed under our intellectual property will be extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change in the near future.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

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

The market for broadcasting auctions, providing auction technology, liquidating inventory over the Internet and POS services is new, rapidly evolving, and intensely competitive and we expect competition to intensify further in the future.

Our direct competitors in Auction Broadcast Services include BidSpotter, Inc., DoveBid, AMS – Auction Management Solutions, Manheim Online, Copart Auto Auctions, Live Global Bid, ProxiBid, ABC – Auction Broadcasting Company, and Bidder Central, and other web sites that broadcast live auctions.  We will also compete with various online auction services.

Our direct competitors in Liquidation Services include GoIndustry, Bliquid, Liquidity Services Inc., Liquidation.com, Government Liquidation, UK Surplus, Bid 4 Assets Inc., Dovebid, Ebay Business, Excess Technologies, Overstock.com, American Merchandise Liquidators, Inc., Wholesale 411, Onsale.com, Surplus.net, and Surplex, and other web sites that liquidate merchandise.

Our direct competitors in auction software services include Achrtype Auction Software, Auction Flex, Auction Pay Inc., Auction Services, Computer Management Enterprises, C-U-S Business Systems, Inc., Dormier Software Enterprises, LuJohn’s Enterprises Inc. / BidderCentral Software, Proxibid, Inc., SoldII / Proven Software Inc., and other companies that provide software services.

Our direct competitors in Point-of-Sale (POS) software services include Retail Pro, Keystoke POS, Beringer Group, Microbiz, King Corp, Register5, Profitec, Quicken, and other companies that provide POS services.

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

Due to the emerging nature of Internet commerce, we are unable to forecast our expenses and revenues accurately, and if our expenses exceed our revenues, we may not become profitable.

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

Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our operations or limit our ability to generate revenues.

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

Due to the global nature of the Internet related businesses, their impact on publicly trading companies, and political instability, it is possible that the company be denied insurance or not be able to afford it.  Any such development could seriously impede the company’s performance and profitability and the ability to conduct business.   It may also impede the company in retaining key employees and board members or attracting suitable ones.

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

In the future, laws making us liable for the activities of users of our services could be passed, which would adversely affect our business, operations and financial condition.

The law relating to the liability of providers of online services for activities of their users on the service is currently unsettled.  While the Company does not pre-screen the types of goods offered on its website, the Company is aware that certain goods may be subject to regulation by local, state or federal authorities will be auctioned on one of the Company’s websites.  There can be no assurance that the Company will be able to prevent the unlawful exchange of goods on its service or that it will successfully avoid civil or criminal liability for unlawful activities carried out by users through the Company's service.  The imposition upon the Company of potential liability for unlawful activities of users of the Ableauctions services could require the Company to implement measures to reduce its exposure to such liability, which may require, among other things, the Company to spend substantial resources and/or or to discontinue certain service offerings.  Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, the Company's success depends largely on sellers reliably delivering and accurately representing the working condition of auctioned goods and buyers paying the auctioned price.  The Company auctions the goods as is and takes no responsibility for working condition of goods to any user of the Ableauctions service.  The Company anticipates that it will receive in the future, communications from users regarding the working condition of the goods and users who dispute the posting of Internet bids.  While the Company can suspend the accounts of users who fail to fulfill their obligations, the Company, beyond crediting sellers with the amount of their fees in certain circumstances, does not have the ability to otherwise require users to make payments or deliver working goods and the Company does not compensate users who believe they have been defrauded by other users. The Company may be brought into litigation as a third party for instances where a seller has intentionally set out to defraud the buyer, then disappears.  The Company also from time to time receives complaints from buyers as to the quality of the goods purchased. Although the Company has attempted to reduce its liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods and although the average transaction size is approximately $500.00, the Company may in the future receive additional requests from users requesting reimbursement or threatening legal action against the Company if no reimbursement is made. Any resulting litigation could be costly for the Company, divert management attention and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of Ableauctions services could damage the Company's reputation and diminish the value of its brand name, which could have a material adverse effect on the Company's business, results of operations and financial condition.

We conduct much of our business online, however such activities may not be secure.  If a breach of security occurred, our reputation could be damaged and we could be sued.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Currently, a significant number of Ableauctions users authorize the Company to bill their credit card accounts directly for all transaction fees charged by the Company.  The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.  If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.  To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability.  The Company's insurance policies carry low coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches.  There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third-party development of similar technologies.  The Company will pursue the registration of its trademarks and service marks in the U.S. and Canada.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online.  The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.  While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, results of operations and financial condition.  The Company will also rely on certain technologies that it licenses from third parties, such as Oracle Corporation ("Oracle"), Microsoft and Sun Microsystems Inc. ("Sun"), the suppliers of key database technology, the operating system and specific hardware components for the Ableauctions services.  There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms.  The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company's executive officers and directors (and their affiliates), in the aggregate, own approximately 12 % of the Company's outstanding common stock.  As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

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

We have been sued for claims relating to our discontinued operations and we may have more such claims.

In 2002 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, we also ceased operations in San Mateo and San Francisco, both operating under Ableauctions.com (Washington) Inc.  In connection with such cease of operations, we have received a number of claims from various persons claiming that they are creditors entitled to be paid.  Seven such claimants have instigated lawsuits against us and six have received judgments ranging from $737.28 to $26,084.54.  In the aggregate these seven claimants are claiming, in the aggregate approximately $68,045.57.  We cannot assure you that no additional claims will arise from the discontinued operations.  Furthermore, based on existing cash resources, subsequent claims may force us to place our Washington operations into formal bankruptcy.

In preparing our financials, earnings and guidance and management reports, we use a number of models, sources and factors that may be volatile and may generate inconsistent outcomes depending on how they are applied requiring us to restate our financials, reports and guidance.

We rely on a number of models, sources and factors in the preparation of our financials, earnings guidance and management reports, including those used by our advisors, accountants, and brokerage houses in the reporting investment income and costs, that may be subjective and very volatile.   We also rely on models such as the Black & Scholes option pricing model, a model developed by Fischer Black and Myron Scholes, to gauge whether options contracts are fairly valued. It, along with other models and financial tools,  incorporates such factors as the volatility of a security's return, the level of interest rates, the relationship of the underlying stock's price to the strike price of the option, and the time remaining until the option expires.  There are numerous variables to consider in the use of the models, each able to affect the outcome of results significantly from one day to another.  There can be no assurance that outcome from assumptions and calculations made by one party will be consistent with those made by another, or from one time period to another, will yield similar results or arguably different results, requiring us to restate our financials, our reports, or update our guidance.

The posting of inventory using third party technology (e.g., eBay) or our own technology may expose us to certain liabilities.

The posting of inventory using third party technology (e.g., eBay) or our own technology may expose us to certain liabilities.  The inventory posted for sale whether ours or on behalf of a client may not be free of liens or is encumbered, violates applicable laws, cause damage, death or harm or is unsuitable for the use suggested, be counterfeited, misrepresented, damaged, illustrated incorrectly or not authentic, or may be damaged during delivery or shipment.  In addition, the posting of the image of inventory may illustrate or describe the inventory incorrectly or violate applicable trademark or copyright.  Further, the parties to the auction may fail to consummate the transaction or acts fraudulently or dishonestly.  Finally, we may make errors in posting a catalogue for a client such as missing an item, incorrectly upload the information, make errors in starting time, or inadvertently (or through equipment malfunctions, data crashes, viruses, hackers, etc.) omitting the catalogue altogether or lose the client’s data.

Investment of the Company’s cash in short term instruments subjects such assets to investment risks.

The management of the Company has invested a certain amount of its cash holdings in short term instruments.  See, the section entitled “Short Term Investment” above.  The management of the Company are not experts in making investments in short term instruments and in the event such investments decline in value, the Company may suffer significant losses.

A majority of our obligations, investments and expenditures with respect to our operations are incurred in a foreign currency which is subject to currency exchange rates.

While our financial results are quantified in U.S. dollars, a majority of our obligations, investments  and expenditures with respect to our operations, however, are incurred in Canadian dollars.  We may have market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

Item 2.

Description of Property

We currently maintain a small business office that serves as the head office for the Company at 1222 - 46th Ave E, Fife Washington 98424.  Pursuant to the purchase agreement between Ehli and Ableauctions, we have continued use of the office space and business in the same premises until March 31st, 2005 at no charge to Ableauctions.

We currently maintain two small business offices that service our East Coast iCollector clients.  The first, located at 1589 Niagara Street, Buffalo, New York and the second, at 50 Sweetbriar Drive, Kitchener, Ontario in Canada.  We have continued use of the office space and business in the same premises indefinitely at no charge to Ableauctions.

We lease 8,000 sq ft. showroom and office at 1963 Lougheed Highway, Coquitlam, British Columbia and an 9,000 sq ft. showroom and office at 3112 Boundary Road, Burnaby, British Columbia.  The monthly payments are $3,300 and $3,747 respectively.  The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent payments are below market, as verified independently by Burgess Austin valuators.

We lease 350 sq ft. office located at 408-C Bryant Street, Ojai, California.  The monthly payments are $575.  The facility serves as the company’s operating office for Unlimited Closeouts Inc.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2002 through December 31, 2003, as published by the American Stock Exchange and is set forth below.  The quotations merely reflect the prices at which transactions were proposed, and are not quarterly averages or do not necessarily represent actual transactions.  Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

2002
Quarter Ended	High	Low

March 31	$ 0.53	$ 0.42
June 30	$ 0.43	$ 0.31
September 30	$ 0.12	$ 0.09
December 31	$ 0.10	$ 0.09

2003
Quarter Ended	High	Low

March 31	$ 0.07	$ 0.05
June 30	$ 0.88	$ 0.72
September 30	$ 0.48	$ 0.43
December 31	$ 0.71	$ 0.67

There were 601 record holders of our common stock as of March 22, 2004.  Approximately 82.13% of our stock, or 45,200,301 shares are held in street position through brokerage houses.

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

Recent Sales of Unregistered Securities

1.

In September 2003, we completed the sale of 2.4 million shares of our common stock to select institutional investors, raising a total of $1.05 million.  The per share offering price was $0.4375.  The investors and the placement agent will also receive warrants to purchase an aggregate of 720,000 shares of common stock at an exercise price of $.54 per share.  We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 and Regulation D under such Act for the issuance of the shares.

2.

In December 2003 we entered into an agreement to sell 4,615,385 shares of our common stock to select institutional investors, raising a total of $3 million.  The transaction subsequently closed in January 2004.  The per share offering price was $0.65.  The investors also received warrants to purchase an aggregate of 1,384,616 of common stock at an exercise price of $.80 per share.  We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 and Regulation D under such Act for the issuance of the shares.

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

Ableauctions.com, Inc. 2002 Consultant Stock Plan.

In 2002 the Board of Directors adopted the Ableauctions.com, Inc. 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in the Company’s growth by paying for such services with equity awards.  The total number of shares of common stock subject to the Consultants Plan was increased from 6,500,000 to 22,500,000 as approved by the Board of Directors in 2003.  The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.  If common stock is granted as compensation for services rendered to the Company, the value of the grant cannot be less than 75% of the fair market value of the common stock on the date of grant.

Ableauctions.com, Inc. 1999 Stock Option Plan.

In 1999 the Board of Directors adopted the Ableauctions.com, Inc. 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of the Company’s shareholders.  The total number of shares of common stock subject to the Option Plan was increased from 3,000,000 to 8,000,000 as approved by the Board of Directors and our Shareholders in 2003.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Persons eligible for awards under the Option Plan may receive, if they are eligible, incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

GRANT OF OTHER DIRECTORS OPTIONS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by security Holders	-	$ 0.00	6,655,000

Equity Compensation Plan Not Approved by Security Holders	2,545,000	$ 0.28	5,883,631

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Generate revenues through Auction Broadcast Services, POS and Hardware Services and Liquidation Services.

We will continue to operate auctions in British Columbia, Ontario, Washington, New York, California and various other parts of the United States.  We will also continue providing all of the above services.

Continue research and development to improve our web site and auction broadcasting technologies.

We plan to continue our research and development efforts to continuously improve our web site and auction broadcasting technologies.

Commence geographic expansion program by acquiring or entering into strategic affiliations with related companies.

We intend to broadcast the auctions of other auction houses from a variety of locations throughout North America.  We have licensed our services to other companies and intend to advance marketing efforts in the remainder of 2004.

Summary of Operating and Capital Budget

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2004:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	1,000,000
Servers and operating systems	150,000
Working capital	500,000

Required Capital:	$ 2,000,000

Our revised operating and capital budget for the fiscal year ending December 31, 2004 is estimated to be approximately $2,000,000.  As of December 31, 2003, we had a working capital of $4,590,130 with a subsequent $3 million financing that increased working capital by approximately $2.8 million.

We cannot assure you that our actual expenditures for that period will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, the availability of financing on acceptable terms, acquisition and/or expansion costs, reliability of the assumptions of management in estimating cost and timing, certain economic factors, the timing related to development of our technology and costs associated with running our operations.

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

Management’s Discussion and Analysis

The following discussion on our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2003.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Results of Operations

Year ended December 31, 2003 compared to the Year ended December 31, 2002, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2003, we had revenues of $778,102 as compared to revenues of $802,735 during the year ended December 31, 2002, a decrease of 3.1%.  In 2003, Auction Broadcast Services accounted for approximately 38% of our total revenue and 51% of our gross profit.  POS and Hardware Services accounted for 30% of our total revenue and 19% of our gross profit.  Liquidation Services accounted for 32% of our total revenue and 30% of our gross profit.

Sales of Goods.  Sales of goods accounted for $453,586 or 53.7% of total revenues.  We anticipate that revenues from the sales of goods will represent a greater percentage of overall revenues as our Liquidation Services begin to expand.

Operating Expenses.  Operating expenses totalled $942,566 for the year ended December 31, 2003 as compared to $1,690,110 for the year ended December 31, 2002.  Our operating expenses were lower than the previous year as a result of decreases in accounting and legal fees, interest, salaries and benefits, and website maintenance expenses.  We also utilized the services of consultants in order to further reduce expenses.

Gross Profit.  Cost of goods sold were $335,163 for the year ended December 31, 2003 as compared to $294,909 for the year ended December 31, 2002.  Gross profit was $442,939 or 56.9% of total revenue for the year ended December 31, 2003 as compared to $507,826 or 63.2% of total revenue for the year ended December 31, 2002.  We believe that over time, our gross profit as a percentage of revenue will decrease to a range between 25% and 30%, based on the anticipated returns from our revenue streams.

Net Income.  We had a net income of $144,516 or $0.004 per share for the year ended December 31, 2003 as compared to a net loss of $1,316,637 or a loss of $0.049 per share for the year ended December 31, 2002.

Liquidity and Capital Resources

Since 1999, the Company has funded its activities principally from any cash flow generated from operations and the private placement of its common stock.

We had a deficiency of $62,114 in working capital at December 31, 2002.  In 2003, we eliminated the deficiency and had working capital of $4,590,130.  We had cash and cash equivalents of $738,226, short-term investments of $2,877,201,accounts receivables of $467,195, loans receivable of $214,614, inventory of $411,966 prepaid expenses of $39,780, and current portion of notes receivable of $78,416 at December 31, 2003.  We have subsequently completed an offering announced in December 2003, and have increased cash and cash equivalents by approximately $2.8 million.  We anticipate that trade accounts receivables and inventory may increase during the year 2004 if we are able to increase the number and frequency of our auctions and as we expand our other business operations.  Cash flow used for operating activities required $385,856 during the year ended December 31, 2003.  Our cash resources may decrease if we complete additional acquisitions during 2004, or if we are unable to maintain positive cash flow from our business through 2004.  We only intend to continue our acquisition program if additional financing is available.

Cash flow used for discontinued operations required $3,399 during the year ended December 31, 2003.

Cash flow for investing activities during the year ended December 31, 2003, required $2,981,581, relating primarily to the purchase of short-term investments.  Cash flow from financing activities during the year ended December 31, 2003, was $3,910,273, consisting primarily of the issuance of share capital of $1,050,000 and the exercise of stock options of $2,917,211.  We have subsequently completed an offering announced in December 2003, that will increase our working capital by an additional $2.8 million.

Our operating and capital budget for the year ending December 31, 2004 is approximately $2 million, to be used primarily for working capital and for expenses related to the expansion of our inventories, continuing to develop and upgrade our technologies and launching a marketing campaign in the United States and Canada.  These expenditures will be drawn from present working capital.

We do not have any off-balance sheet arrangements.

Item 7.

Financial Statements

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 20, 2003, Morgan & Company, Chartered Accountants resigned and on June 30, 2003 Cinnamon Jang Willoughby & Company, Chartered Accountants was appointed as the Company’s independent certified public accountant.

Morgan & Company, Chartered Accountants have not been associated with any of our financial statements subsequent to the fiscal quarter ended June 30, 2003.  The change in independent auditors was effective for the fiscal quarter ended June 30, 2003, was approved by our Board of Directors, and was not due to any disagreement between the Company and Morgan & Company, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

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

We have not been advised by either Cinnamon Jang Willoughby & Company or Morgan & Company, Chartered Accountants, of any of the following:

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

any information that has come to the attention of our auditors that has led them to conclude that such information materially impacts the fairness or reliability of the audit reports or the financial statements issued covering the two financial years prior to and preceding the change in our independent auditors (including information that, unless resolved, to the satisfaction of such auditors, would prevent it from rendering an unqualified audit report on those financial statements) and due to the replacement of Shikaze Ralston Tam Kurozumi, Chartered Accountants or Morgan & Company or any other reason, any issue has not been resolved to such auditors’ satisfaction prior to Shikaze Ralston Tam Kurozumi, Chartered Accountant’s or Morgan & Company, Chartered Accountant’s replacement.

Item 8A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;  Compliance With Section 16(a) of the Exchange Act

Abdul Ladha, Age 41

Abdul Ladha has been a director, President, and Chief Executive Officer of the Company since August 24, 1999.  He also currently serves as the interim Chief Financial Officer.  In addition, Mr. Ladha is President of all of the Company’s wholly owned subsidiaries.  Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia (UBC).  In 1985, he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of (a) the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and (b) the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services.  Mr. Ladha was President, Chief Executive Officer, and a director of Dexton Technologies from December 1994 to July 2001.  In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.

Mr. Ladha is the Executive Director of CITA – The Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada’s technological entrepreneurs sponsored by the UBC, Simon Fraser University (SFU), the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

Barrett E.G. Sleeman, P.Eng., Age 62

Barrett Sleeman, a director of the Company since August 24, 1999, is a professional engineer. He has also been a director of Crystal Graphite Corporation, a graphite property development company, from February 1999 to February 2004, and the CEO of Helena Resources from October 2001 to present. From April 1997 to September 2001, he was a director of Dexton Technologies Corporation, a technology company.  From May 1988 to May 2000, he was a director and the President of Omicron Technologies Inc., whose focus is the acquisition, research and development, and marketing of leading edge technologies for the aerospace, telecommunications, defense, and consumer electronics industries, as well as Internet-based business concepts.  Mr. Sleeman also served as a director of Java Group Inc., currently an oil and gas company, from November 1997 to March 2000.  Mr. Sleeman was also President (October 1996 to October 1997) and a director (August 1996 to October 1997) of White Hawk Ventures Inc., and President (August 1995 to April 1997) and a director (March 1995 to January 1998) of International Bravo Resources Inc., both mining exploration companies.

Dr. David Vogt, Age 46

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

Michael Boyling, Age 46

Mr. Boyling, a director,  is the President of Boyling, Feltham, Rogers & Associates Inc. (BFR), which is an insurance and financial services company based in Vancouver, British Columbia and has offices in Edmonton, Alberta, Calgary, Alberta and Winnipeg, Manitoba.  BFR’s business focuses on providing insurance and financial services to high net worth individuals and medium sized companies.  Michael Boyling has played a major role in the development and growth of this company.  Through his three-year tenure as director and President, BFR has grown from annual revenue of CDN$500,000 to annual revenue in excess of CDN$5,000,000.

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

While we believe that members of our Board of Directors each have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes therefore, no one on our Board of Directors can be deemed to be an audit committee financial expert.  In forming our Board of Directors approximately five years ago, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Our business model is not complex and our accounting issues are straightforward.  Responsibility for our operations is centralized within our executive management, which is comprised of seven people.  We rely on the assistance of others, such as our auditors or accountants, to assist us with the preparation of our financial information.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, the Company is not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

The Company does not have a plan to compensate its directors.  During the fiscal year ended December 31, 2003, Barrett Sleeman, Michael Boyling and David Vogt each received options to purchase 200,000 shares of the Company’s common stock at a price of $0.08 per share and Abdul Ladha received an option to purchase 1,000,000 shares of the Company’s common stock at a price of $0.08 per share.  The options expire in 2008.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Name	# of Late Reports	# of Transactions Reported Late	Known Failure t File a Report

Roylling, Michael	3	3	None

Sleeman, Barrett	3	3	None

Volt, David	3	3	None

Ladha, Abdul	2	2	None

Ladha Family Trust	9	9	None

Esmail, Nailin	1	1	Failed to file Form 3, 4, or 5

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Item 10.

Executive Compensation

The table below shows, for the last three fiscal years, compensation paid or accrued to the company’s chief executive officer and the four most highly paid executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table

Annual Compensation					Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compen-sation (2)

ABDUL LADHA(3)	2003	71,054	Nil	Nil	1,000,000(8)	Nil	Nil	Nil
President and CEO	2002	144,309	Nil	Nil	500,000(8)	Nil	Nil	Nil
	2001	Nil	Nil	154,949	Nil	Nil	Nil	Nil

JEREMY DODD(4)	2002	87,500	Nil	Nil	100,000	Nil	Nil	Nil
Secretary Treasurer &	2001	96,843	Nil	Nil	Nil	Nil	Nil	11,622
Chief Operating Officer

RANDY EHLI(5)	2002	110,004	Nil	Nil	300,000	75,000	Nil	12,000
Director & President	2001	110,004	Nil	Nil	Nil	Nil	Nil	12,000
of subsidiary

BRETT JOHNSTON(6)	2002	83,328	Nil	Nil	Nil	50,000	Nil
Vice President, California	2001	124,992	Nil	Nil	Nil	Nil	Nil	Nil
Operations and Secretary								Nil
of Subsidiary

JULIAN ELLISON(7)	2002	102,398	Nil	Nil	Nil	Nil	Nil	Nil
CEO and Director of
Auction House Services,
iCollector subsidiary

(1)

Year ended December 31.

(2)

Car allowance.

(3)

President and CEO from August 24, 1999 to present.

(4)

Secretary-Treasurer and Chief Operation Officer from August 24, 1999 to August 2002.

(5)

Director, Vice-President of subsidiary from March 12, 2001 to present and Vice-President, Northwest Auctions of subsidiary from May 16, 2000 to Jan 1, 2003.

(6)

Vice-President, California Operations of subsidiary from March 29, 2001 to present and Secretary of subsidiary from July 26, 2000 to July 2002.

(7)

CEO and Director of Auction House Services, iCollector.  Resigned November 27, 2002.

(8)

These options were granted to Mr. Ladha from the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors in conjunction with the services they rendered as directors.

(9)

CAD to US conversion at 1 USD = 1.33420 CAD

Option Grants in the Last Fiscal Year

During the fiscal year ended December 31, 2003, the Company granted the following stock options to named executive officers and directors while serving in their designated capacities:

Option/SAR Grants for Last

Fiscal Year – Individual Grants(1)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date

Abdul Ladha	1,000,000	57.14%	$ 0.08	2008

Nailin Esmail	150,000	8.57%	$ 0.25	2006

Michael Boyling	200,000	11.42%	$ 0.08	2008

David Vogt	200,000	11.42%	$ 0.08	2008

Barrett Sleeman	200,000	11.42%	$ 0.08	2008

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Option/SAR Officer Exercises

for Last Fiscal Year

Name	Number of Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options	Value of Unexercised In-the-money Options

Abdul Ladha	50,000	$ 27,200	1,450,000	$ 971,500

Employment Agreements

The only officer that has executed an employment agreement with us is our CEO Abdul Ladha.  The term of the agreement commenced as of April 1, 2002 until employment is terminated by us.  His starting salary was $156,000 per year, which may be increased by the Board.  He was also granted options to purchase 1,000,000 shares of our common stock.  A copy of this agreement was filed as Exhibit 10.27 to Form S-1 filed with the SEC on July 2, 2002.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 22, 2004, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of Beneficial Ownership of common stock	Percent of Class(1)

The Ladha (1999) Family Trust, +5% shareholder(2) Vallis Building, P.O. box H.M. 247 Hamilton, HM AX, Bermuda	3,781,875	6.87%

Abdul Ladha, Director and Executive Officer 7797 Jensen Place Burnaby, B.C., Canada, V5A 2A7	1,450,000(3)	2.63%

Barrett Sleeman, Director P.O. Box 18111 2225 West 41st Avenue Vancouver, B.C., Canada, V6M 4L3	350,000(4)	0.64%

Dr. David Vogt, Director 3771 West 15th Avenue Vancouver, B.C., Canada, V6R 2Z7	350,000(4)	0.64%

Michael Boyling 95 – 5900 Ferry Road Ladner, B.C., Canada, V4K 5C3	350,000(4)	0.64%

Nailin Esmail 3065 Bainbridge Avenue Burnaby, B.C., Canada, V5A 2S9	150,000(5)	0.27%

All current directors and executive officer as a group (5 persons)	2,650,000	4.82%

________________________________

*

Represents less than 1%.

(1)

Based on an aggregate of 55,035,405 shares outstanding as of March 22, 2004.  Where a named person holds options or warrants to purchase shares of common stock of the Company, the number of shares that may be issued under those options or warrants are added to the figure 55,035,405 to calculate the percentage held by that person.

(2)

Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust.  Hamilton Trust Company Limited is the trustee of the Ladha (1999) Family Trust, and disclaims beneficial ownership of the 3,781,875 shares held by the Ladha (1999) Family Trust.

(3)

Consists of options exercisable to acquire 1,450,000 shares of common stock.

(4)

Consists of options exercisable to acquire 350,000 shares of common stock.

(5)

Consists of options exercisable to acquire 150,000 shares of common stock.

To our knowledge, none of the Company’s directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 12.

Certain Relationships and Related Transactions

During the year ended December 31, 2003, the following related party transactions occurred:

Before acquiring Rapidfusion Technologies Inc., the Company obtained services from Rapidfusion, a company formerly controlled by our President and CEO in 2001 in his capacity as the President and CEO of Dexton Technologies, to maintain, develop and support our technology and iCollector operations.  In the fiscal year ended December 31, 2003, the Company paid Rapidfusion Technologies Incorporated the sum of approximately $ 63,848 for services before acquiring them.

We lease 8,000 sq ft. showroom and office at 1963 Lougheed Highway, Coquitlam, British Columbia and an 9,000 sq ft. showroom and office at 3112 Boundary Road, Burnaby, British Columbia.  The monthly payments are $3,300 and $3,747 respectively.  The landlord is Derango Resources Inc., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent payments are below market, as verified independently by Burgess Austin valuators.  In total, the Company paid $ 72,335 in rent, to Derango Resources Inc. during the fiscal year ended December 31, 2003.

In August 12, 2002, prior to the Company having access to capital, the Company entered into a joint venture with three of its Directors, Abdul Ladha, Randy Ehli and Michael Boyling to acquire approximately $345,000 of fine crystal and china from a bankruptcy estate.  In forming the joint venture, the Company, Abdul Ladha and Randy Ehli paid identical capital contributions and each was to receive 27% of the venture’s net profits.  Michael Boyling is entitled to receive 19% of the venture’s net profits.  In January 2003, the Company bought out Randy Ehli’s interest for $60,000 and now holds a 54% interest in the joint venture.  Abdul Ladha and Michael Boyling currently hold 27% and 19% interest respectively in the joint venture.  Net profits are defined as gross revenue less costs associated with liquidation (marketing, advertising, commission, auction fees, mall rent) less a 15% overhead fee for Ableauctions for handling the inventory.

On October 11, 2002, we assigned a $285,000 receivable to Abdul Ladha, our President and CEO, who in turn, reassigned it and secured a loan against it from the Canadian Imperial Bank of Commerce in order to reduce debt and inject capital into the Company immediately.

In 2002, we borrowed funds from a $1 million line of credit made available to us by our President and CEO, secured by the assets of the Company and its subsidiaries.  As of December 31, 2002, the amount of the loan was $199,679.  As of December 31, 2003, the amount of the loan was $0.

ITEM 13.

Exhibits and Reports on Form 8-K

(a)

Exhibits

2.1	Ehli’s Commercial/Industrial Auctions. Inc. Stock Sale and Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB) (5)

2.2	Rapidfusion Share Purchase Agreement (Incorporated by reference to Exhibit 10 of the Registrant’s Current Report of Form 8-K) (6)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5 of the Registrant’s Registration Statement of Form 10-SB) (1)

3.2	Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form 10-SB) (1)

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8) (3)

10.2	Form of stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10-SB) (1)

10.3	2002 Stock Option Plan for Directors (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report of Form 10-KSB) (2)

10.4	2002 Consultant Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8) (4)

10.5

Agreement dated August 1, 2002 among Ableauctions (1991) Ltd. and AbleSolutions, Inc. and Jeremey Dodd Directors (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB) (2)

14	Code of Ethics

16	Letter on Change in Certifying Accountant

21	Subsidiaries of Ableauctions.com, Inc.

23	Consent of Cinnamon Jang Willoughby & Company

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer

(1)

Previously filed on November 18, 1999 on Form 10-SB.

(2)

Previously filed on March 27, 2003 on Form 10-KSB.

(3)

Previously filed on June 13, 2003 on Form S-8.

(4)

Previously filed on May 8, 2002 on Form S-8.

(5)

Previously filed on May 15, 2003 on Form 10-QSB.

(6)

Previously file on October 24, 2003 on Form 8-K.

b)

Reports on Form 8-K

On October 24, 2003, the Company filed an 8-K Report reporting under Items 5 and 7 the acquisition of Rapidfusion.

On November 14, 2003, the Company filed an 8-K Report reporting under Item 9 press release on results for quarter ended September 30, 2003.

On December 8, 2003, the Company filed an 8-K Report reporting under Item 9 press release on results for 4th quarter.

On December 15, 2003, the Company filed an 8-K Report reporting under Item 5 entering into an agreement for the private placement of common stock.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year 2002: $ 33,416; Fiscal Year 2003: $ 26,555.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year 2002: $ 9,300; Fiscal Year 2003: $ 7,587.

ABLEAUCTIONS.COM, INC.

CONSOLIDTED FINANICAL STATEMENTS

DECEMBER 31, 2003

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31
2003	2002

ASSETS
Current
Cash and cash equivalents	$ 738,226	$ 169,307
Short-term investments (market: $2,901,913)	2,877,201	-
Accounts receivable – trade, net of allowance	467,195	387,184
Loans receivable	214,614	-
Inventory	411,966	107,710
Prepaid expenses	39,780	93,462
Current portion of notes receivable	78,416	64,444

	4,827,398	822,107
Notes Receivable (Note 4)	65,347	118,147
Investment In And Advances To Joint Venture (Note 6)	131,316	93,811
Fixed Assets (Note 5)	413,858	573,328

$ 5,437,919	$ 1,607,393

LIABILITIES
Current
Accounts payable and accrued liabilities	182,170	684,542
Deferred revenue	55,098	-
Due to related party (Note 7)	-	199,679

	237,268	884,221

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
62,500,000 common shares with a par value of $0.001
Issued and outstanding:
49,846,020 common shares at December 31, 2003
28,726,449 common shares at December 31, 2002	49,845	28,726
Additional paid-in capital	30,972,186	26,741,337

Deferred Compensation	(46,161)	(97,674)
Deficit	(25,790,199)	(25,934,715)
Accumulated Other Comprehensive Income (Loss)	14,980	(14,502)

Contingent Liabilities (Note 17)	5,200,651	723,172

$ 5,437,919	$ 1,607,393

Approved By The Directors:

“Abdul Ladha”

“Barrett Sleeman”

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31
2003	2002

Net Revenues
Sales	$ 764,207	$ 724,571
Commissions	13,895	78,164

	778,102	802,735
Cost of Revenues	335,163	294,909

Gross Profit	442,939	507,826

Operating Expenses
Accounting and legal	59,720	227,532
Advertising and promotion	62,733	27,279
Automobile and travel	17,836	29,251
Bad debts	82,814	-
Commission	7,219	17,171
Consulting	110,644	69,191
Depreciation and amortization of fixed assets	114,610	189,935
Insurance	54,003	54,690
Interest	8,520	247,879
Investor relations and shareholder information	3,568	35,404
Management fees	71,054	144,572
Office and administration	33,813	68,165
Rent, utilities and maintenance	90,906	57,254
Salaries and benefits	163,954	370,646
Telephone	10,895	12,193
Website and internet maintenance	50,277	138,948

942,566	1,690,110

Loss Before Other Items	(499,627)	(1,182,284)

Other Items
Share of net income of joint venture	30,362	2,786
Interest income	60,095	290
Expense recovery	225,927	-
Foreign exchange gain (loss)	147,000	(4,050)
Gain on disposal of fixed assets	-	8,654

463,384	7,680

Loss From Continuing Operations	(36,243)	(1,174,604)
Gain (Loss) On Disposition Of Subsidiaries And Businesses (Note 9)	180,115	303,366
Income (Loss) From Discontinued Operations	644	(445,399)

Income (Loss) for The Year	$ 144,516	$ (1,316,637)

Basic and Diluted Loss Per Share
Loss from continuing operations	$ (0.001)	$ (0.044)
Income (Loss) for the year	$ 0.004	$ (0.049)

Weighted average Number Of Shares Outstanding	34,498,358	26,653,214

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31
2003	2002

Income (Loss) For The Year	$ 144,516	$ (1,316,637)

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	29,482	24,370

Consolidated Comprehensive Income (Loss)	$ 173,998	$ (1,292,267)

Basic and Diluted Comprehensive Income (Loss) Per Share	$ 0.005	$ (0.048)

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31
2003	2002

Cash Flows From Operating Activities
Loss for the year from continuing operations	$ (36,243)	(1,174,604)
Non-cash items included in let loss:
Depreciation and amortization	114,610	189,935
Bad debts	-	988
Gain on disposal of fixed asset	-	(8,654)
Interest on deferred compensation notes	-	241,755
Stock based compensation	193,529	105,873
Shares issued for other than cash	-	157,276
Joint venture share of income	(30,362)	(2,786)

	241,354	(490,217)

Changes in operating working capital items:
(Increase) Decrease in accounts receivable	(104,048)	(556,116)
(Increase) Decrease in inventory	(328,337)	(48,593)
Increase (Decrease) in prepaid expenses	(9,728)	52,637
Increase (Decrease) in accounts payable and accrued liabilities	(240,375)	(69,259)
Increase in deferred revenue	55,098	-

(385,856)	(1,111,548)

Cash Flows From Investing Activities
Purchase of fixed assets, net	(13,518)	(18,131)
Proceeds on sale of fixed assets	-	14,744
Proceeds on disposition of subsidiaries, net cash divested	38,905	-
Proceeds on disposition of building	-	1,700,000
Purchase of short-term investments	(2,877,201)	-
Loan advances	(214,614)	-
Investment in joint venture	46,019	(91,025)
Note receivable	38,828	100,000

(2,981,581)	1,705,588

Cash Flows from Financing Activities
Repayment of promissory note	-	(1,040,310)
Advances from (repayments to) related party, net	(199,679)	199,679
Issuance of share capital	1,050,000	-
Exercise of warrants	337,820	-
Exercise of stock options	2,917,211	-
Share issuance costs	(195,079)	(7,497)

3,910,273	(848,128)

Change In Cash And Cash Equivalents For The Year	542,836	(254,088)
Net Cash Used In Discontinued Operations	(3,399)	(274,804)
Cash and Cash Equivalents Beginning Of Year	169,307	673,829
Effect Of Exchange Rates On Cash	29,482	24,370

Cash And Cash Equivalents, End of Year	$ 738,226	$ 169,307

Supplemental Disclosures With Respect To Cash Flows (Note 13)

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2003

COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRE-HENSIVE INCOME	DEFERRED OPTION PLAN COMPEN-SATION	DEFICIT	TOTAL STOCK-HOLDERS’ EQUITY

Balance, December 31, 2001	25,127,020	$25,127	$23,439,124	$(38,872)	$(309,885)	$(24,618,078)	$(1,502,584)

Common stock issued for debt	2,853,002	2,853	3,217,855	-	-	-	3,220,708
Common stock issued for services	746,427	746	172,966	-	-	-	173,712
Warrants issued for services	-	-	17,730	-	-	-	17,730
Deferred option plan compensation	-	-	(106,338)	-	106,338	-	-
Stock based compensation	-	-	-	-	105,873	-	105,873
Translation adjustment	-	-	-	24,370	-	-	24,370
Loss for the year	-	-	-	-	-	(1,316,637)	(1,316,637)

Balance, December 31, 2002	28,726,449	28,726	26,741,337	(14,502)	(97,674)	(25,934,715)	723,172

Private placement (Note 12a)	2,400,000	2,400	1,047,600	-	-	-	1,050,000
Share issuance costs	-	-	(195,079)	-	-	-	(195,079)
Private placement (Note 12b)	-	-	-	-	-	-	-
Exercise of warrants	648,571	649	337,171	-	-	-	337,820
Exercise of stock options	18,070,000	18,070	2,899,141	-	-	-	2,917,211
Deferred option plan compensation	-	-	-	-	51,513	-	51,513
Stock based compensation	-	-	142,016	-	-	-	142,016
Translation adjustment	-	-	-	29,482	-	-	29,482
Income for the year	-	-	-	-	-	144,516	144,516

Balance, December 31, 2003	49,845,020	$49,845	$30,972,186	$14,980	$(46,161)	$(25,790,199)	$5,200,651

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANICAL STATEMENTS

DECEMBER 31, 2003

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

The Company's wholly-owned subsidiaries at December 31, 2003 were:

Able Auctions (1991) Ltd., operating a Canadian-based auction business.

Ableauctions.com (Washington) Inc., operating a U.S.-based auction business.

652297 B.C. Ltd. (“ANO”), operating a Canadian-based hardware and network services business

Rapidfusion Technologies Inc., a Canadian-based internet auction business

Jarvis Industries Ltd., a Canadian-based auction house.

ICollector.com Technologies Ltd., a Canadian-based internet auction business.

ICollector International Ltd., a US-based internet auction business.

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

2003	2002

Deficit	$(25,790,199)	$(25,934,715)

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

e)

Short-term investments

Short-term investments are recorded at the lesser of cost and estimated net realizable value.

f)

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities, and amounts due to related party, approximated fair value at December 31, 2003.

g)

Inventory

Inventory is stated at the lower of cost and estimated net realizable value.

h)

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

i)

Fixed Assets, Depreciation and Amortization

Fixed assets are recorded at cost.  The cost of fixed assets is depreciated using the declining balance method at the following annual rates:

Furniture, fixtures and equipment	20%
Computer equipment	10%
Computer software	10%
Vehicles	30%

Leasehold improvements are amortized using the straight-line method over the terms of the leases.

Effective July 1, 2003, the Company decreased the amortization rates of the computer equipment and software from 30% to 10% to more accurately reflect the estimated useful lives of these assets.

j)

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

k)

Investment in Joint Venture

The Company accounts for its investment in joint venture on an equity basis.

l)

Revenue Recognition

The Company's net revenues result from fees and revenue associated with internet based listing fees and auction activities.  Internet related listing fees are derived principally from enabling independent auction houses to simultaneously broadcast their auctions over the Internet. These fees are recognized upon successful completion of each individual auction when the final terms of sales and commissions have been determined.

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

m)

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

All goodwill arising from acquisitions of businesses was written off in previous periods.

n)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs".  As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

o)

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

p)

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

q)

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

r)

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

4.

NOTE RECEIVABLE

2003	2002

i) Note receivable, repayable $5,338 per month, without interest, due July 31, 2005, secured by the pledge and escrow to the Company of the shares from the purchaser of the assets of AbleAuctions (1991) Ltd.

	$ 143,763	$ 182,591

Less: Current portion	78,416	64,444

$ 65,347	$ 118,147

5.

FIXED ASSETS

2003			2002
COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE	NET BOOK VALUE

Furniture and fixtures	$ 42,527	$ 22,544	$ 19,983	$ 48,248
Computer equipment	1,070,831	784,230	286,601	352,930
Computer software	161,122	135,850	25,272	53,204
Vehicles	7,736	3,162	4,574	15,202
Leasehold improvements	103,948	26,520	77,428	103,744

$ 1,389,164	$ 972,306	$ 413,858	$ 573,328

6.

INVESTMENT IN AND ADVANCES TO JOINT VENTURE

The Company has entered into a joint venture with three of its directors to acquire certain inventory for resale.  This arrangement was entered into by the Company with its directors due to the lack of capital available to finance the transaction.  Effective March 31, 2003, the Company’s share of the joint venture increased from 27% to 54%.  The Company paid $91,025 to the joint venture for its initial investment, and an additional amount of $60,000 for the increased investment.  For the year ended December 31, 2003, the Company’s share of net profit from the joint venture was $30,362 (2002: $2,786).

7.

DUE TO RELATED PARTY

At December 31, 2002, the Company was indebted to a director of the Company in the amount of $199,679, repayable on demand with interest at 10% per annum, secured by a General Security Agreement against the assets of the Company.  The full amount was repaid during the 2003 year.

8.

FAILED ACQUISITION

During the year ended December 31, 2001, the Company acquired all of the issued and outstanding shares of iCollector PLC (“iCollector”) for consideration as follows:

i)

The issue of 4,150,357 shares of common stock at a value of $5,935,014.

ii)

The issue of non-interest bearing and unsecured promissory notes (“deferred consideration notes”) for a face amount of $2,988,258, repayable September 13, 2002 and convertible into shares of common stock of the Company at $1.43 per share at the option of the Company.  During 2002, the Company issued 2,090,134 common stock in payment of the debt and accrued interest amounting to $2,992,503.

iii)

The total recorded cost to the Company of the acquisition including transaction costs of $342,797, was $8,957,281.  In December 2001, the Company realized that it was not able to finance the ongoing operations of iCollector and, as a result, the Company was placed into formal liquidation.  The investment, net of reimbursed expenses by iCollector, was written off as loss from failed acquisition in 2001.

1.

DISCONTINUED OPERATIONS

a) Effective January 1, 2003 the Company sold its 100% interest in Ehli’s Commercial/Industrial Auctions, Inc. (“Ehli’s”), for consideration of $154,000.  A balance of $94,000 was received in April 2003.  The remaining balance of $60,000 was settled as described in Note 13.

The carrying value of assets and liabilities of Ehli’s at the date of sale was as follows:

Cash	$139,658
Other assets	170,208
Liabilities	(412,899)

$(103,033)

The revenue and expenses of Ehli’s for the year ended December 31, 2002 have been presented as discontinued operations.

b)

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

The carrying values of assets and liabilities of Able Auctions (1991) Ltd. that were sold were as follows:

Receivable	$41,744
Inventory	102,858
Other assets	186,696
Liabilities	(518,777)

$(187,479)

The revenues and expenses related to the above operation of Able Auctions (1991) Ltd. until August 1, 2002 are included in discontinued operations.

The Company received additional proceeds of sale of $84,563 during the 2003 year, which have been included in Gain on Disposition of Subsidiaries.

c)

The Company abandoned its operations in Arizona and San Francisco in July 2002 and August 2002, respectively.  The losses incurred from these operations are included in the discontinued operations.

On July 17, 2002, the Company entered into an agreement to sell its Arizona building for $1,700,000.  The selling price for the Company’s entire Arizona property was $400,000 in cash, $1,000,000 by the assumption of a mortgage on the property, and the balance $287,500 as receivable, payable in May 2003.  The Company incurred a loss of $139,874 on the disposal of Arizona property. This loss is included in discontinued operations.

10.

BUSINESS ACQUISITIONS

Effective September 1, 2003, the Company entered into agreements to acquire 100% of the shares of Rapidfusion Technologies Inc. (“Rapidfusion) for a purchase price of $10, 100% of the shares of 652297 B.C. Ltd. (ANO Office Automation (“ANO”)) for a purchase price of $5. There were no material assets acquired or liabilities assumed on the acquisition of Rapidfusion or ANO.

The consolidated statements of operations and deficit and cash flows include the results of operations and cash flows of Rapidfusion and ANO from the acquisition date.

11.

WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  A summary of changes in unexercised warrants during the 2003 and 2002 years is presented below:

Warrants @$0.40 (1)	Warrants @$0.54 (2)	Warrants @$0.44 (3)	Total

Outstanding, Jan 1, 2002	-	-	-	-

Granted during year	100,000	-	-	100,000

Outstanding, Dec 31, 2002	100,000	-	-	100,000

Granted during year	-	720,000	100,000	820,000

Exercised during year	(100,000	(548,571)	-	(648,571)

Expired during year	-	-	-	-

Outstanding, Dec 31, 2003	-	171,429	100,000	271,429

(1) During the year ended December 31, 2002, the Company issued 100,000 warrants in exchange for legal services at a value of $17,730.  The warrants are convertible into common shares of the Company at a price of $0.40 per share up to June 30, 2004.  During the 2003 year all warrants were exercised.

(2) Exercisable until September 23, 2007, granted pursuant to private placement (Note 12(a))

(3) Exercisable until September 4, 2007, granted to agent for consulting services.

12.

CAPITAL STOCK

a)

On September 23, 2003, the Company completed a private placement of 2,400,000 units at a price of $0.4375 per unit for gross proceeds of $1,050,000.  Each unit consists of one common share of the Company and 0.30 of a transferable share purchase warrant.  Each warrant entitles the holder to purchase one common share of the Company for a term of 4 years, at a price of $0.5429 a share.

b)

Effective December 30, 2003, the Company completed a private placement of 4,615,386 units at a price of $0.65 per unit for gross proceeds of $3,000,000. The full amount net of share issuance costs was received in January 2004.  At December 31, 2003 the shares and cash were held in escrow and are consequently not reported as issued shares at that date.  Each unit consists of one common share of the Company and 0.30 of a transferable share purchase warrant.  Each warrant entitles the holder to purchase one common share of the Company for a term of 4 years, at a price of $0.8021 a share.  In connection with the private placement, the agent was granted broker warrants to acquire up to 100,000 common shares of the Company at an exercise price of $0.8021 per share for a term of 4 years.  The company will recognize share issue costs of $19,478 upon completion of the transaction representing the estimated fair market value of the warrants.

13.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

2003	2002

Cash paid for income taxes	$-	$-

Cash paid for interest	$8,520	$247,879

During the year ended December 31, 2003:

a)

The Company recorded $193,529 as stock compensation expense.

b)

The Company acquired an additional interest in the joint venture described in Note 6 at a cost of $60,000 in consideration for which it cancelled a receivable for proceeds on the sale described in Note 9(a).

During the year ended December 31, 2002:

a)

The Company issued 2,853,002 shares of common stock for settlement of accounts payable and deferred consideration notes totalling $3,220,708.

b)

The Company issued 746,427 shares of common stock for consulting, professional fees and compensation totalling $173,712.

c)

The Company recorded $105,873 as stock compensation expense.

14.

INCOME TAXES

The Company has net operating losses carried forward of approximately $12,463,000 which expire in years ranging from 2007 to 2023.  The Company has provided a full valuation allowance of approximately $4,736,000 on the deferred tax asset because of the uncertainty of realizability.

15.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the following payments were made to a company controlled by a director:

2003	2002

Rent, leasehold improvements, and repairs and maintenance	$72,200	$123,454
Management fees	71,054	144,572

Of the amount paid for rent in 2002, $37,902 is included in discontinued operations.

16.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".  Accordingly, compensation cost for employee stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.

During the 2003 year, non-employee stock options were granted.  Total compensation costs of $142,016 (2002 – $106,338) were incurred based on options granted.  Options granted during the 2003 year vested immediately.

During the year ended December 31, 2003, stock based compensation expense of $193,529 (2002 - $105,873) was recognized in the consolidated statement of operations.

A summary of the Company's stock option plan and changes during 2003 and 2002 are presented below:

2003		2002
Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted average Exercise Price

Outstanding, beginning of year	4,305,000	$ 0.10	1,221,500	$ 4.76

Granted	16,310,000	0.20	4,605,000	0.10
Exercised	(18,070,000)	0.17	-	-
Forfeited/Cancelled	-	-	(1,521,500)	3.84

Outstanding, end of year	2,545,000	$ 0.28	4,305,000	$ 0.10

Weighted average fair value of options granted during the year	$ 0.01	$ 0.07

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Exercise Price	Weighted Number Outstanding	Average Remaining Contractual Life	Number Exercisable

$ 0.15	620,000	1.75 years	620,000
0.32	1,925,000	4.43 years	1,925,000

2,545,000	2,545,000

Compensation

Had compensation cost been recognized in respect to employee stock options on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net income (loss) and income (loss) per share would have been adjusted as follows:

	2003	2002

Income (Loss) for the year
As reported	$144,516	$(1,316,637)

Pro-Forma	$79,515	$(1,343,850)

Basic and diluted loss per share
As reported	$0.004	$(0.049)

Pro-Forma	$0.002	$(0.050)

The fair value of employee and non-employee options granted during the 2003 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 40%, risk free interest rate of 1% and weighted average expected option terms of 5 years.

17.

CONTINGENT LIABILITIES

a)

The Company is a defendant in a legal action commenced by a trade creditor of the Company.  The ultimate liability, if any, arising from this action is not presently determinable and will be recorded at the time of that determination.

b)

The Company is a defendant in several legal actions commenced by certain trade creditors of its wholly-owned US subsidiary.  The ultimate liability, if any, arising from this action is not presently determinable and will be recorded at the time of that determination.

c)

The Company has commenced a lawsuit against a former officer for breach of fiduciary duty.  Any gain arising from this action is not presently determinable and will be recorded at the time of that determination.

18.

SEGMENTED INFORMATION

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2003	2002

External Sales
United States	$27,910	$-
Canada	750,192	802,735

	$778,102	$802,735

Long-Lived Assets
United States	$-	$152,189
Canada	610,521	633,097

	$610,521	$785,286

19.

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

Date:  March 29, 2004

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004
/s/ Abdul Ladha Abdul Ladha	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 29, 2004
/s/ Barrett Sleeman Barrett Sleeman	Director	March 29, 2004
/s/ Dr. David Vogt Dr. David Vogt	Director	March 29, 2004
/s/ Michael Boyling Michael Boyling	Director	March 29, 2004