Form 10KSB/A
period 2003-12-31
ABLEAUCTIONS COM INC
filed 2004-04-21
CIK 1099290

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

ABLEAUCTIONS.COM, INC.

CONSOLIDTED FINANICAL STATEMENTS

DECEMBER 31, 2003

HLB Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of incorporated Professionals

INDEPENDENT AUDITORS’ REPORT

To the Directors and the Stockholders of Ableauctions.com, Inc.:

The financial statements as at December 31, 2002 were audited by another firm of Chartered Accountants who expressed an opinion without reservation on those statements in their report dated March 18, 2003.

We have audited the accompanying consolidated balance sheet of Ableauctions.com, Inc. as at December 31, 2003, and the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audited in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC

March 25, 2004

MetroTower II – Suite 900 – 4720 Kingsway, Burnaby, BC Canada V5H 4N2  Telephone +1 604 435 4317  Fax +1 604 435 4319

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