Form 10QSB
period 2004-03-31
ABLEAUCTIONS COM INC
filed 2004-05-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

May 12, 2004:  56,286,834

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

•

general domestic and global economic conditions that adversely impact the spending of consumers and businesses; and

other risks that are discussed in this report and in our Form 10-KSB which we filed with the Securities and Exchange Commission on March 30, 2004.

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

We are an auction technology company and a liquidator based in British Columbia, Canada with operations in the United States and Canada.  We earn our revenues from providing the following products and services:

1.

Auction Broadcast Services – We broadcast live auctions over the Internet using our own technology (www.ableauctions.com/technology) or eBay’s Live Auction technology and we provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

2.

Point-of-Sale (POS) and Hardware Services - Through our recently acquired subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell, install and support our Point-Of-Sale (POS) software and we develop, support and maintain auction websites, custom hardware and network configurations.

3.

Liquidation Services - We sell merchandise through our liquidation stores, auctions and Unlimited Closeouts operations.   We also generate revenues through our inventory brokerage services, iTrustee.com (www.itrustee.com).

We began our business in 1999.  Our goal at that time was to expand the business through the acquisition of various auction businesses, as well as to gain entry into the on-line auction business.  Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, our current focus is on growing our on-line auction activities.  Through our wholly owned subsidiary iCollector, we currently conduct approximately 113 auction sessions per year on eBay for our antique and collectible clients and approximately 60 auctions per year using our own technology on NAALive.com.  We expect these numbers to increase.  We have also found that on-line liquidation of business inventory is profitable, and we have expanded this area of our business by creating Unlimited Closeout and iTrustee.com.

During the 2004 fiscal year we will continue to operate at our traditional auction locations in Washington, California, New York, Ontario and British Columbia, conducting both auctions and liquidations.  We also will continue to conduct auctions at customer locations in bankruptcies and insolvencies.  Our business plan as it relates to traditional auctions is to engage strategic partners to conduct the auctions for us on a commission basis, as necessary, rather than to sustain the significant overhead associated with managing and maintaining permanent auction facilities.

Our business plan as it relates to on-line auctions continues to focus on expanding our client base and the number of on-line auctions we conduct.  As we have in the past, we will continue to aggressively market our iCollector services jointly with eBay and to expand our iCollector workforce to enable us to conduct more auctions in Europe and North America.  We also intend to aggressively market and thereby expand our industrial auction services through NAA Live.

We are continuing our research and development efforts to improve our web site and auction broadcasting technologies.  We continuously maintain and refine our live auction broadcasting technologies by increasing the speed of the bidding process, the preview of merchandise and the method of registering bidders.  We anticipate that we will spend approximately $200,000 on our research and development efforts during the 2004 fiscal year.

We intend to continue broadcasting auctions conducted by auction houses from a variety of locations throughout North America.  We also intend to identify possible candidates for strategic relationships or a possible acquisition.

So long as we remain profitable and providing that we are able to obtain additional financing, we anticipate that we will add up to 6 new employees with e-commerce, software development, sales and software maintenance experience to manage and market the services of our various operations.

Results of Operations

Three months ended March 31, 2004 compared to the corresponding period in 2003.

Revenues.  During the three months ended March 31, 2004, we had revenues of $966,141 compared to $140,192 during the same period in 2003, an increase of $825,949 (a 589% increase).  Costs of sales was 64.8% of our revenues during the three-month period ended March 31, 2004, compared to 42.3% during the same period in 2003.  The substantial increase in revenues reflects the strong performance in virtually all sectors of the Company’s operations, especially the iTrustee and Unlimited Closeouts liquidation operations.  Our significant increase in revenues was due to a number of factors including our creation of iTrustee.com and Unlimited Closeouts to take advantage of liquidation opportunities, increases in on-line auctions, and better advertising of our services.  We believe that our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy.  A strong economy will reflect positively on the revenues realized form both our liquidation and our antique and collectible auction businesses.

Operating Expenses.  During the three-month period ended March 31, 2004, operating expenses were  $351,004 or 36.3% of revenue, compared to  $134,274 or 95.7% for the same period in 2003.  The decrease in operating expenses as a percentage of revenues resulted from the significant increase in revenues we experienced during the three-month period ended March 31, 2004.

Personnel and consulting expenses were $146,631or 41.8% of our operating expenses during the three-month period ended March 31, 2004 as compared to $56,516 or 42.1% of our operating expenses during the three-month period ended March 31, 2003.  The number of our employees increased due to our acquisition of Rapidfusion Technologies Inc. and the start up of our iTrustee and Unlimited Closeouts operations.  As a result of the increase in employees and the increase in commissions owed because of the increase in the number of auctions we hosted, salaries and benefits increased to $70,418 (compared to $22,853 in 2003) and commissions increased to $57,157 (compared to $1,778 in 2003).  However, consulting and management fees decreased to $19,056 (compared to $31,885 in 2003) as a result of cost containment measures we implemented during the 2003 fiscal year.

During the three-month period ended March 31, 2004, advertising and promotion expenses were $20,432 or 5.8% of our operating expenses as compared to $10,915 or 8.1% of our operating expenses for the three-month period ended March 31, 2003.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor relations budget.

General overhead expenses totalled $93,713 this quarter (compared to $35,514 in 2003) or 26.7% (compared to 19.3%) of our total operating expenses and 9.7% (compared to 25.3%) of our total revenue.  This significant increase in general overhead expenses resulted due to our acquisition of Rapidfusion Technologies Inc. and the start up of our iTrustee and Unlimited Closeouts operations.  Rent and utilities totalled $30,760, telephone  $14,887, travel related to operations $7001, repairs and maintenance  $2,564, automotive  $2,321, insurance  $6,028 and office expenses  $30,152.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees were $57,973 during the three-month period ended March 31, 2004 as compared to $25,745 for the three-month period ended March 31, 2003.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, and professional fees associated with a financing we closed on January 7, 2004.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we are able to do so, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $18,034 for the three-month period ended March 31, 2004 as compared to $45,820 for the three-month period ended March 31, 2003.

Gross Profit.  Cost of goods sold were  $625,937 for the three-month period ended March 31, 2004 as compared to $59,299 for the three-month period ended March 31, 2003.  Gross profit was $340,204 or 35.2% for the three-month period ended March 31, 2004 as compared to $80,893 or 58% of revenues for the period ended March 31, 2003.  The increase in gross profit reflected the performance of the liquidation services group, Unlimited Closeouts and iTrustee.com.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions, but overall, they are expected to stabilize around 30%, reflecting the weighted average of all of our revenue streams.

Operating Net Income.  For the quarter ended March 31, 2004, we realized income from continuing operations of $51,923 as compared to the quarter ended March 31, 2003 in which we had net loss of $92,226.  We realized an overall net income for the first quarter of 2004 of $51,923 or $0.001 per share as compared to net income of $3,971 for the first quarter of 2003.

We intend to continue to find ways to expand our business, including through acquisitions.  We believe that revenues and earnings will increase as we grow.  We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions.  The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

Liquidity and Capital Resources

Our capital requirements, particularly as they relate to our desire to expand through acquisitions, our plan to purchase inventory we liquidate and our continued development of our software for live auctions, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology and related services to auction houses, the acceptance of our packaged services by our clients and the availability of merchandise to purchase for auction and liquidation.

To date, we have funded our operations with the revenue we earn and through sales of our securities.  We cannot guarantee that we will earn enough revenue to sustain our operations although we believe that revenues from our operations together with the proceeds from the offering of our securities we undertook in January 2004 and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004..  During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

Our working capital position at March 31, 2004 was a positive of $7,837,741.  We had cash and cash equivalents of $475,895, short-term investment of $ 5,554,719, accounts receivables of $1,001,234, inventory of $720,527, and prepaid expenses of $57,879 at March 31, 2004.  We anticipate that trade accounts receivables and inventory may increase during the remainder of fiscal 2004 as we expand our iTrustee and Unlimited Closeouts liquidation operations.  Cash flow used for operating activities required $(756,752) due to an increase in accounts receivable and inventory during the quarter ended March 31, 2004.  We anticipate that cash will remain constant for 2004.  Our cash resources may decrease if we complete an acquisition during 2004, or if we are unable to maintain positive cash flow from our business through 2004.

Cash flow used in investing activities during the quarter ended March 31, 2004 was a negative of $2,867,054 due to the purchase of a short-term investment.  Net cash flow from financing activities during the quarter ended March 31, 2004 was $3,356,516 which included proceeds from our private offering and proceeds from the exercise of stock options.

During the quarter, we completed the sale of 4,615,385 shares of our common stock to select institutional investors, raising a total of $3 million in gross proceeds.  The per share offering price was $0.65.  The investors also received warrants to purchase an aggregate of 1,384,616 shares of common stock at an exercise price of $.80 per share.

Quantitative and Qualitative Disclosure About Market Risk

We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

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

ITEM 3:

DISCLOSURE CONTROLS AND PROCEDURES

Management carried out an evaluation, under the supervision and with the participation of our President, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, the President/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2004, we completed the sale of 4,615,385 shares of our common stock to select institutional investors who were also accredited investors, in order to raise a total of $3 million in gross proceeds.  The per share offering price was $0.65.  The investors also received warrants to purchase an aggregate of 1,384,616 shares of common stock at an exercise price of $.80 per share.  The issuance of the shares was exempt from registration under Rule 506 of Regulation D.

HPC Capital Management served as placement agent for our private offering.  Pursuant to the Investment Banking Agreement dated December 11, 2003, HPC received a warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $.80 per share for placement services.  In addition, pursuant to an amendment, negotiated in September 2003 but finalized on December 11, 2003, HPC agreed to provide us with additional financial services and analysis.  In consideration for HPC’s services, HPC received an additional $5,000 fee and a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.44.  The warrants were issued to HPC in reliance upon section 4(2) of the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

In February 2004 we launched iTrustee.com, a reseller platform to liquidate bank and trustee inventories and distressed merchandise exclusively to resellers, auctioneers and liquidators.  Simultaneously, in an effort to fuel transactions and introduce asset-lending services, we incorporated Unlimited Closeouts Inc. and have engaged a prominent liquidator in the southern California area to direct its operations.

On March 29, 2004 we announced that we entered into an agreement with the National Auctioneers Association (NAA) to serve as its exclusive online auction-broadcasting contractor.  Under the terms of the agreement, we will implement our technology to provide the NAA’s 7,000 members with a powerful, effective and economical online solution for broadcasting auctions over the Internet under the URL “naalive.com”.

The newly designed platform is the only web cast technology for live online auctions endorsed by the National Auctioneers Association and is available only to members of the association.  The technology is designed to be operated remotely with auction houses.  Simultaneously, we paid $150,000 to Sonition, Inc., a Delaware corporation, to enter into a Non-Compete, Termination and Asset Purchase Agreement.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation(1)

3.2

By-laws(1)

10.1

Online Auction Agreement(2)

10.2

Non-Compete, Termination and Asset Purchase Agreement(2)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Filed herewith.

Reports Filed on Form 8-K

On January 7, 2004 we filed a Form 8-K reporting the private sale of our common stock to certain institutional investors.

On March 30, 2004 we filed a Form 8-K report announcing the financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: May 14, 2004

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President & Chief Executive

Officer, Chief Financial Officer

Exhibit 10.1

AGREEMENT

Online Auction

THIS AGREEMENT, entered into as of this 18th day of March, 2004, by and between National Auctioneers Association (“Association”), and iCollector.com Technologies Ltd. (“Provider”), a British Columbia corporation with offices at 1963 Lougheed Highway, Coquitlam, British Columbia, V3K 3T8, replaces the agreement entered into on June 9th, 2003, between Association and Sonition, Inc. and supersedes all previous agreements, oral or written.

In consideration of the premises and mutual covenants hereinafter contained, the parties hereto agree as follows:

1.

PROVIDER’S OBLIGATIONS

Provider will provide an online bidding solution (the “Solution”) branded NAALive, using the URL naalive.com, to develop a forum for the general public and resellers to bid on items offered for sale exclusively by Association members.  The Solution provides for an online bidding method where, either through NAALive.com or Auctioneers.org, Association members (and only Association members) are able to schedule online auctions, and bidders are able to bid on products listed by members through a remote site.  The URL “naalive.com”, property of Association, is to be marketed exclusively as NAALive and will:

a.

Include Association Branding (“Co-Branded Site”), through which (i) Association members may, subject to their agreements with Provider, access Provider’s online auction broadcasting solution, to be available to Association members no later than March 18, 2004 (the “Effective Date”); and (ii) potential auction bidders may search all online auction catalogs loaded into the Solution as of the Effective Date.

b.

Enable Association members exclusively to post auctions and enter into a NAALive agreement, in a form approved by Association and consistent with this Agreement, with Provider for the provision of such auction hosting services.

In addition, Provider shall:

c.

Charge Association members, other than NAA Platinum Members, fees no greater than $125 per hosted auction of the Solution by an Association member and a commission of 1.5% of the gross sell through for each sale made to an online bidder; provided that, upon Provider’s request at any time after this Agreement has been in effect for more than two years, Association will discuss in good faith proposed increases in such fees.  Real estate auctioneers will pay a fee no greater than the $125 per usage broadcast fee and a bid conveyance fee, to be levied on buyers who purchase through the method, of no greater than $500 per property purchased.

d.

Report monthly all fees collected during such month as provided in Paragraph c above and, for consideration of promotion and marketing support as defined in Addendum A (FEES), pay the fees indicated in the Addendum to Association by the 15th day of the following month.

e.

Require that any auctioneer utilizing the Solution from the Effective Date, provide a valid Association member number.

f.

Maintain a bidder registration tracking method that will (i) distinguish registered bidders identified as being sourced by any particular Association member (“Sourced Bidders”) and prevent any other Association member from entering into the account of any particular Association member and accessing name and contact information for such Sourced Bidders; and (ii) allow an Association member, pursuant to its agreement with Provider, to (A) access and obtain, at the close of its auction, names and contact information of its Sourced Bidders, and (B) add the names and contact information of its Sourced Bidders to its online or offline mailing lists.  The parties specifically agree that Association and each individual member of Association retains all  its rights and obligations relating to the names, addresses, including email addresses, and any other contact information provided by it.

g.

Unless otherwise expressly agreed, Provider shall use either “NAA Live” or “iNet” in the marketing of this product, and refrain from using the name “iCollector” in that marketing, except that Provider may use its corporate name iCollector.com Technologies Ltd. to the extent required for insurance purposes or for legal compliance.

h.

Enter into a minimum expected Service Level Agreement to be set out in Addendum A.

2.

ASSOCIATION’S OBLIGATIONS

Association will:

a.

Aggressively promote and recommend Provider as Association’s exclusive online auction-broadcasting contractor.

b.

Provide its endorsement of Provider’s Solution and such marketing and promotion support to the general public for use of the Solution, as it deems appropriate and productive.

c.

Provide training and education, as appropriate, at its membership gatherings.

3.

LICENSE

Each party will provide the other party with pre-approved creative materials (i.e., trademarks and logos) for use in marketing and promotional materials. Any changes to such materials will be submitted to the licensor for approval prior to use.  Each party grants to the other party a non-exclusive license to use its trademarks and logos as provided in the approved creative materials only as necessary to perform its obligations under this Agreement.

4.

WARRANTIES OF PROVIDER

Provider represents and warrants as follows:

a.

Provider’s Solution will function as an online bidding solution for Association’s members as set out in Paragraphs 1a and b above upon completion of training either directly by Provider or by Association to the members of Association pursuant Paragraph 2c above.

b.

If Provider’s system fails to function in any specific application, Provider will give immediate notice of such failure to both Association and Association member utilizing the application in order to permit appropriate adjustments to the specific auction event affected.

5.

TERM

This Agreement shall be effective beginning as of the Effective Date above for an indefinite period and except as otherwise agreed to by the parties, automatically renewed in 3-year increments.

6.

DISPUTE RESOLUTION AND TERMINATION

Any breaches or disputes arising from this Agreement will be handed to a mutually appointed mediator, provided that the party alleged to be in breach has been notified of the breach in writing three consecutive times and, given sufficient opportunity to remedy the situation, has failed on all three notices.  If mediation fails to result in a resolution of the breach or dispute, then either party may refer the matter to arbitration, and the parties shall be bound by the arbitration award, which may provide for specific performance, damages, termination of this Agreement or some combination of those remedies.

In the event Provider elects to opt out of the agreement with the consent of the NAA, NAA will carry on the business, using the URL with another technology provider and will retain the rights of contact information and database of the clients.   In the event NAA elects to opt out of the agreement with the consent of Provider, Provider will carry on the business using another URL.

7.

INDEMNIFICATION

Association and Provider shall each indemnify and save the other harmless from and against all third party claims arising in favor of any person, firm or corporation on account of personal injury or property damage in any way resulting from the improper or illegal acts of the indemnitor, its employees or agents.  Provider specifically recognizes that failure of its Solution through defect or negligence of Provider in any specific application may result in a claim or claims by an Association member user of its service or by auction participants; Provider expressly agrees that any liability premised on such claims would be its responsibility under this indemnification provision.  The foregoing indemnity shall include all costs incurred by indemnitee, including reasonable attorneys’ fees.

8.

INSURANCE

As further protection against potential claims for which Provider is required to provide indemnity, Provider will carry Internet Liability Insurance with limits of not less than $5,000,000 per occurrence naming Association as an additional insured, within a reasonable time period following the execution of this agreement.

9.

NOTICES

All notices or billings shall be in writing and sent via first class mail to the following addresses:

To Association:

Robert A. Shively, CAE

Chief Executive Officer

National Auctioneers Association

8880 Ballentine

Overland Park, Kansas 66214

With a copy to:

L. Franklin Taylor, ESQ.

130 N. Cherry, P. O. Box 550

Olathe, Kansas 66051-0550

To Provider:

iCollector.com Technologies Ltd.

c/o Abdul Ladha

1963 Lougheed Highway

Coquitlam, B.C.

V3K 3T8

10.

MISCELLANEOUS

a.

Terms and conditions of paragraphs 5, 6, 7 and 10 hereof shall survive the termination of this Agreement or completion of the services as the case may be.

b.

Neither Association nor Provider shall assign this Agreement, or any rights or obligations hereunder, without the prior written consent of the other party hereto.

c.

The parties are independent contractors, and this Agreement will not be construed to create a partnership, joint venture or other relationship.  Neither party will have, or hold itself out to third parties as having, any authority to bind or enter into any agreement on the other party’s behalf.  The intellectual property associated with the Solution shall be owned as provided in Addendum A.

d.

This Agreement shall be governed by the laws of the State of Kansas.

e.

This Agreement, including Addendum A, sets forth the entire current agreement of the parties with respect to its subject matter and supersedes any previous or contemporaneous oral or written agreements regarding such subject matter, and can only be amended or modified in a writing signed by both parties.

f.

The failure of either party to exercise its rights under this Agreement shall not be deemed to be a waiver of such rights or a waiver of any subsequent breach.

g.

Provider will send out a press release in conjunction with Association to announce the enhanced features of NAALive.com.

IN WITNESS WHEREOF, the parties have entered into this Agreement as of the Effective Date.

National Auctioneers Association

iCollector.com Technologies Ltd.

By

By

Name:

Robert A. Shively, CAE

Name:

Title:

Chief Executive Officer

Title:

Addendum A

The information included on this Addendum A has been redacted and is the subject of a request for confidential treatment by the Securities and Exchange Commission.

Exhibit 10.2

NON-COMPETE, TERMINATION AND ASSET PURCHASE AGREEMENT

This Asset Purchase Agreement (this “Agreement”), dated as of March 18, 2004, is by and among (i) Ableauctions.com, Inc., a Florida corporation (“Parent”), (ii) iCollector.com Technologies Ltd., a British Columbia corporation and wholly-owned subsidiary of Parent (“Buyer”), (iii) Sonition, Inc., a Delaware corporation (the “Seller”), and (iv) Erynn Petersen, Jon Bengtsson and Sky Kruse (individually, “Covenantor” and, collectively “Covenantors” and, together with Seller, the “Seller Parties”).

RECITALS:

A.

 Seller carries on the business of facilitating online auctions.

B.

 Buyer desires to purchase, and Seller desire to sell, substantially all of the property, assets, an undertaking of Seller’s business, as a going concern, in accordance with this Agreement’s terms and conditions.

AGREEMENT:

NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants contained herein, Buyer and each Seller Party agree as follows:

ARTICLE 1

DEFINITIONS

“Action” means any action, appeal, petition, plea, charge, complaint, claim, suit, demand, litigation, arbitration, mediation, hearing, inquiry, investigation or similar event, occurrence, or proceeding.

“Affiliate” with respect to any specified Person, means a Person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such specified Person.

“Agreement” is defined in the preamble to this Agreement.

“Ancillary Agreements” means any and all instruments, documents and agreements executed and delivered by Parent, Buyer or any of the Seller Parties pursuant to or in connection with this Agreement or any of the foregoing.

“Breach” means (a) any breach, inaccuracy, failure to perform, failure to comply, conflict with, failure to notify, default, or violation or (b) any other act, omission, event, occurrence or condition the existence of which would (i) permit any Person to accelerate any obligation or terminate, cancel, or modify any right or obligation or (ii) require the payment of money or other consideration on account of damages, specific performance, restitution or rescission.

“Business” means the business currently carried on by Seller for the facilitation of online auctions.

“Buyer” is defined in the preamble to this Agreement.

“Buyer Indemnified Parties” means Seller and its officers, directors, managers, employees, agents, representatives, controlling Persons, Covenantors, stockholders, and their Affiliates.

“Closing” and “Closing Date” are defined in Section 2.3.

“Confidential Information” is defined in Section 6.5.

“Consent” means any consent, approval, notification, waiver, or other similar action that is necessary to effect the Transactions or advisable to protect Intellectual Property or other rights comprised in the Purchased Assets.

“Contract” means any contract, agreement, arrangement, commitment, letter of intent, memorandum of understanding, obligation, right, instrument, document, or other similar understanding, whether written or oral.

“Covenantors” is defined in the preamble to this Agreement.

“Damages” means all damages (including incidental and consequential damages), losses (including any diminution in value), Liabilities, payments, amounts paid in settlement, obligations, fines, penalties, costs of burdens associated with performing injunctive relief, and other costs (including reasonable fees and expenses of outside attorneys, accountants and other professional advisors, and of expert witnesses and other costs of investigation, preparation and litigation in connection with any Action or threatened Action) of any kind or nature whatsoever, whether known or unknown, contingent or vested, or matured or unmatured.

“Encumbrance” means any Order, Security Interest, Contract, easement, covenant, community property interest, equitable interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

“Enforceable” a Contract is “Enforceable” if it is the legal, valid, and binding obligation of the applicable Person enforceable against such Person in accordance with its terms, except as such enforceability may be subject to the effects of bankruptcy, insolvency, reorganization, moratorium, or other Laws relating to or affecting the rights of creditors, and general principles of equity.

“Equity Interest” means (a) with respect to a corporation, any and all shares of capital stock, (b) with respect to a partnership, limited liability company, trust or similar Person, any and all units, interests or other partnership/limited liability company interests, and (c) any other direct or indirect equity ownership or participation in a Person.

“Excluded Assets” means (i) Seller’s corporate charter, minute books, stock transfer ledgers and similar documents or records relating to the organization, maintenance and existence of Seller as a corporation; (ii) any of Seller’s rights under this Agreement and the Ancillary Agreements; (iii) cash on hand or in banks before the Closing Date; (iv) any accounts receivable, trade accounts, notes receivable, and other Liabilities owing to Seller as of the Closing Date in connection with or arising out of the Business; and (iii) any other property of Seller that is not included in the Purchased Assets.

“Expiration Date” means March 18, 2004.

“Governmental Body” means any legislature, agency, bureau, branch, department, division, commission, court, tribunal, magistrate, justice, multi-national organization, quasi-governmental body, or other similar recognized organization or body of any federal, state, county, municipal, local, or foreign government or other similar recognized organization or body exercising similar powers or authority.

“Indemnification Claim” is defined in Section 9.4(a).

“Indemnified Parties” means, individually and as a group, the Buyer Indemnified Parties and the Seller Indemnified Parties.

“Indemnitor” means any Party having any Liability to any Indemnified Party under this Agreement.

“Intellectual Property” means any rights, licenses, equities, and other claims that any Person may have to claim ownership, authorship or invention, to use, to object to or prevent the modification of, to withdraw from circulation, or control the publication or distribution of any trade names, trademarks, service marks, patents, patent applications, copyrights, trade secrets, software (source code and object code), technical information, data, and process technology.

“Knowledge” an individual will be deemed to have “Knowledge” of a particular fact or other matter if (a) such individual is actually aware of such fact or other matter or (b) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a comprehensive investigation concerning the existence of such fact or other matter.  A Person other than an individual will be deemed to have “Knowledge” of a particular fact or other matter if (i) any individual who is serving, or who has at any time served, as a director, manager, officer, partner, member, executor, trustee, or similar position of such Person or a Subsidiary of such Person (or in each case any similar capacity) or (ii) any employee who is charged with or who has at any time been charged with, responsibility for a particular area of the operations of such Person or its Subsidiaries, has, or at any time had, Knowledge of such fact or other matter.

“Law” means any law (statutory, common, or otherwise), constitution, treaty, convention, ordinance, equitable principle, code, rule, regulation, executive order, or other similar authority enacted, adopted, promulgated, or applied by any Governmental Body, each as amended and now in effect.

“Liability” or “Liable” means any liability or obligation, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, or due or to become due.

“Material Adverse Effect” means a change in the condition (financial or otherwise), properties, assets, Liabilities, rights, obligations, operations, or business which change, individually or in the aggregate, could reasonably be expected to be materially adverse to such condition, properties, assets, Liabilities, rights, obligations, operations, or business.

“NAA” means the National Auctioneers Association.

“NAA Agreement” means that certain agreement, dated June 9th, 2003, between Seller and NAA, as amended, modified and supplemented to the date hereof.

“Order” means any order, ruling, decision, verdict, decree, writ, subpoena, mandate, precept, command, directive, consent, approval, award, judgment, injunction, or other similar determination or finding by, before, or under the supervision of any Governmental Body, arbitrator, or mediator.

“Ordinary Course of Business” means the ordinary course of business consistent with past custom and practice (including with respect to quantity, quality and frequency) of the relevant Person and its Subsidiaries.

“Organizational Documents” means the articles of incorporation, certificate of incorporation, charter, bylaws, articles of formation, regulations, operating agreement, certificate of limited partnership, partnership agreement, and all other similar documents, instruments or certificates executed, adopted, or filed in connection with the creation, formation, or organization of a Person, including any amendments thereto.

“Parent” is defined in the preamble to this Agreement.

“Parties” means Parent, Buyer and the Seller Parties, and “Party” means any one of them.

“Permit” means any permit, license, certificate, approval, consent, notice, waiver, franchise, registration, filing, accreditation, or other similar authorization required by any Law, Governmental Body, or Contract.

“Person” means any individual, partnership, limited liability company, corporation, association, joint stock company, trust, entity, joint venture, labor organization, unincorporated organization, or Governmental Body.

“Purchase Price” is defined in Section 2.2.

“Purchased Assets” means (i) all rights and benefits under the NAA Agreement including, without limitation, the right to terminate the NAA Agreement; (ii) all Intellectual Property described in Schedule 3.6; and (iii) the goodwill associated with the foregoing and the Business.

“Schedules” means the Schedules to this Agreement.

“Security Interest” means any security interest, deed of trust, mortgage, pledge, lien, charge, claim, or other similar interest or right, except for (i) liens for taxes, assessments, governmental charges, or claims that are being contested in good faith by appropriate Actions promptly instituted and diligently conducted and only to the extent that a reserve or other appropriate provision, if any, has been made on the financial statements in an amount equal to the Liability for which the lien is asserted, (ii) statutory liens of landlords and warehousemen’s, carriers’, mechanics’, suppliers’, materialmen’s, repairmen’s, or other like liens (including Contractual landlords’ liens) arising in the Ordinary Course of Business and with respect to amounts not yet delinquent and being contested in good faith by appropriate proceedings, only to the extent that a reserve or other appropriate provision, if any, has been made on the financial statements in an amount equal to the Liability for which the lien is asserted; and (iii) liens incurred or deposits made in the Ordinary Course of Business in connection with workers’ compensation, unemployment insurance and other similar types of social security.

“Seller” is defined in the preamble to this Agreement.

“Seller Indemnified Parties” means Parent, Buyer and their officers, directors, managers, employees, agents, representatives, controlling Persons, and stockholders.

“Seller Parties” is defined in the preamble to this Agreement.

“Subsidiary” means, with respect to any Person: (a) any corporation of which more than 50% of the total voting power of all classes of the Equity Interests entitled (without regard to the occurrence of any contingency) to vote in the election of directors is owned by such Person directly or through one or more other Subsidiaries of such Person and (b) any Person other than a corporation of which at least a majority of the Equity Interest (however designated) entitled (without regard to the occurrence of any contingency) to vote in the election of the governing body, partners, managers or others that will control the management of such entity is owned by such Person directly or through one or more other Subsidiaries of such Person.

“Termination Date” means the earlier to occur of (i) the Expiration Date or (ii) the date on which this Agreement is terminated under Section 8.1.

“Transaction Documents” means this Agreement and the Ancillary Agreements.

“Transactions” means (a) the sale of the Purchased Assets by Seller to Buyer and Buyer’s delivery of the Purchase Price therefor; (b) the execution, delivery, and performance of all of the documents, instruments and agreements to be executed, delivered, and performed in connection herewith, including each Ancillary Agreement; and (c) the performance by Parent, Buyer and Seller Parties of their respective covenants and obligations (pre- and post-Closing) under this Agreement.

ARTICLE 2

PURCHASE AND SALE OF ASSETS

2.1

Sale of Assets.  On and subject to the terms and conditions of this Agreement, Seller will sell and transfer to Buyer, and Buyer will purchase and accept from Seller, all of the Purchased Assets free and clear of any Encumbrances.  The Excluded Assets will remain Seller’s property following the Closing.  Buyer shall not assume any Liabilities of Seller, and Seller shall remain liable for all Liabilities arising in respect of the Business prior to the Closing.

2.2

Purchase Price.  The aggregate purchase price for the Purchased Assets shall be $150,000.

2.3

The Closing.  The closing of the purchase and sale of the Purchased Assets (the “Closing”) will take place in escrow at the offices of Koffman Kalef, solicitors for Buyer, (the “Escrow Agent”) commencing with all the deliveries described in Section 2.4 (a) and (b) on March 18, 2004, or on such other date as Buyer and the Seller Parties may mutually agree in writing (the “Closing Date”).

2.4

Deliveries at the Closing.  At the Closing:

(a)

Seller Parties will deliver the following to the Escrow Agent (the “Seller Deliverables”):

(i)

all deeds of conveyance, bills of sale, transfer, and assignments in form and content satisfactory to Buyer’s counsel, duly executed to effectively vest a good and marketable title to the Purchased Assets in Buyer to the extent contemplated by this Agreement, and immediately registrable in all places where registration is required;

(ii)

possession of all tangible Purchased Assets and all materials embodying intangible elements of the Purchased Assets;

(iii)

a certificate, duly executed by each of the Seller Parties, confirming removal or waiver of each condition specified in Sections 7.2(a)-(e);

(iv)

copies of resolutions of the directors and, if required by Seller’s Organizational Documents, the shareholders of the Seller, approving this Agreement and the completion of the Transactions;

(v)

a termination and release of the NAA Agreement in the form attached hereto as Exhibit A (the “TR Agreement”), duly executed by the Seller;

(vi)

from each of the Covenantors, a Confidentiality and Non-Competition Agreement in the form attached hereto as Exhibit B (a “CNC Agreement”), duly executed by that Covenantor;

(vii)

any Consents that may be necessary to validly transfer the Purchased Assets to Buyer; and

(viii)

an irrevocable direction to pay the Purchase Price to a specified bank account or accounts (the “Direction to Pay”);

(b)

Buyer will deliver the following to the Escrow Agent (the “Buyer Deliverables”):

(i)

$150,000 (the “Cash Proceeds”);

(ii)

an Officer’s certificate, duly executed on Buyer’s behalf, confirming removal or waiver of each condition specified in Section 7.1(a)-(g);

(iii)

the TR Agreement, duly executed by NAA; and

(iv)

for each of the Covenantors, a CNC Agreement, duly executed by the Buyer and the Parent; and

(c)

upon receipt of all of the Seller Deliverables and all of the Buyer Deliverables, the Escrow Agent will promptly deliver the Seller Deliverables to the Buyer and the Buyer Deliverables to the Seller, provided that the Cash Proceeds shall be delivered via wire transfers of lawful money of the United States of America in immediately available funds to the accounts specified in the Direction to Pay, without offset, deduction or counterclaim of any kind.

2.5

Escrow Terms.  The Seller Deliverables and the Buyer Deliverables shall be deemed to be delivered to the Escrow Agent in trust on the Escrow Agent’s professional undertaking to return the Seller Deliverables to the Seller and the Buyer Deliverables to the Buyer on demand if for any reason the Closing does not occur as described in Section 2.4.  Each of the Parties agrees that the Escrow Agent shall not be bound to investigate the validity of any purported signature or authority, and in any dispute the Escrow Agent may, without liability if acting in good faith, interplead, release or continue to hold documents or funds pending receipt of joint written instructions from the Parties or an order of an arbitrator or court having jurisdiction.

ARTICLE 3

REPRESENTATIONS AND WARRANTIES OF SELLER PARTIES

The Seller Parties, jointly and severally, represent and warrant to Parent and Buyer that the statements contained in this Article 3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and, except as expressly provided in a representation or warranty, as though the Closing Date were substituted for the date of this Agreement throughout this Article 3), except as set forth in the Schedules the Seller Parties have delivered to Buyer on the date hereof.

3.1

Entity Status.  Seller is an entity duly organized, validly existing, and in good standing under the Laws of the jurisdiction of its organization.  Seller is duly authorized to conduct the Business and is in good standing under the laws of each jurisdiction where such qualification is required, except where the failure to be so qualified would not have a Material Adverse Effect.  Seller has the requisite corporate power and authority necessary to own or lease its properties and to carry on the Business as currently conducted.  There is no pending or, to the Seller Parties’ Knowledge, threatened Action for the dissolution, liquidation, insolvency, or rehabilitation of Seller.

3.2

Power and Authority; Enforceability.  Seller has the corporate power and authority necessary to execute and deliver this Agreement and to perform and consummate the Transactions.  Seller has taken all corporate action necessary to authorize the execution and delivery of this Agreement, the performance of Seller’s obligations hereunder, and the consummation of the Transactions.  This Agreement has been duly authorized, executed, and delivered by, and is Enforceable against, each of the Seller Parties.

3.3

No Violation.  Except as listed on Schedule 3.3, the execution and the delivery of this Agreement by Seller, and the performance of its obligations hereunder and consummation of the Transactions by Seller, will not (a) Breach any Law or Order to which Seller is subject or any provision of the Organizational Documents of Seller; (b) Breach any Contract, Order, or Permit to which Seller is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Encumbrance upon any of its assets); (c) require any Consent that has not been obtained, (d) trigger any rights of first refusal, preferential purchase, or similar rights; (e) result in any fees, duties, taxes, assessments, or other amounts relating to any of the Purchased Assets becoming due or payable other than tax payable by  Seller in connection with the sale of the Purchased Assets.

3.4

Liabilities.  To the Seller Parties’ Knowledge, Seller has no Liability, except for (a) Liabilities listed on Schedule 3.4, (b) Liabilities that have arisen in the Ordinary Course of Business, and (c) Liabilities which, individually or in the aggregate, do not constitute an Encumbrance on and will not have a Material Adverse Effect on the Purchased Assets or the Business.  Seller has no Liability to any Person that might, by operation of law or otherwise, now or hereafter, constitute an Encumbrance on any of the Purchased Assets, except for Encumbrances that will be discharged prior to or simultaneously with the Closing.

3.5

Title to and Condition of Assets.  The Purchased Assets comprise all of Seller’s assets used in connection with the Business (except for the Excluded Assets), there are no material assets relied upon for the conduct of the Business other than the Purchased Assets, and Seller has good and marketable title to, or a valid leasehold interest in, all the Purchased Assets, in each case free and clear of all Encumbrances.  Each tangible Purchased Asset is in good operating condition and has been maintained in accordance with normal practice.

3.6

Intellectual Property.  Schedule 3.6 contains a complete list of all material Intellectual Property owned or used by Seller, and an indication whether such Intellectual Property is owned by Seller or used under license.  Seller owns, or possesses adequate rights to use, all Intellectual Property used in the Business as currently conducted.  Seller’s use of such Intellectual Property in the Business as currently conducted does not infringe upon any rights any other Person owns or holds.

3.7

Contracts.  Schedule 3.7 contains a complete list of all material Contracts to which Seller is a party.  Each material Contract is Enforceable.  Neither Seller nor, to the Seller Parties’ Knowledge, any counter-party is in Breach under any material Contract, and other than as disclosed herein no event has occurred that, with notice or lapse of time, would constitute a Breach under any material Contract.

3.8

Litigation.  There is no pending or, to the Seller Parties’ Knowledge, threatened Action against Seller, the Business or the Purchased Assets, nor to the Seller Parties’ Knowledge is there any basis for any such Action.

3.9

Conformity with Law.  Seller has obtained all Permits required for the conduct of the Business in the Ordinary Course of Business and the uses to which the Purchased Assets have been put and the Permits are in good standing and the conduct and uses are not in breach of any Permit, Law, Order, covenant, restriction, or plan, and to the extent possible Seller will transfer the Permits to Buyer on the Closing Date.

3.10

Brokers’ Fees.  Seller Parties have no Liability to pay any compensation to any broker, finder, or agent with respect to the Transactions for which Buyer could become directly or indirectly Liable.

ARTICLE 4

REPRESENTATIONS AND WARRANTIES OF COVENANTORS

Each Covenantor represents and warrants to Parent and Buyer with respect to itself that the statements contained in this Article 4 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then, except as expressly provided in a representation or warranty, and as though the Closing Date were substituted for the date of this Agreement throughout this Article 4).

4.1

Power and Authority; Enforceability.  Each Covenantor has the requisite competence and authority to execute and deliver each Transaction Document to which he or she is a party, and to perform and to consummate the Transactions.  Each Transaction Document has been duly executed and delivered by, and is Enforceable against, each Covenantor that is party thereto.

4.2

No Violation.  The execution and the delivery of the Transaction Documents by each Covenantor thereto and the performance and consummation of the Transactions by such Covenantor will not (i) Breach any Law or Order to which any Covenantor is subject, (ii) Breach any Contract, Order, or Permit to which Covenantor is a party or by which Covenantor is bound, or (iii) require any Consent.

ARTICLE 5

REPRESENTATIONS AND WARRANTIES OF BUYER

Parent and Buyer each represent and warrant to Seller Parties that the statements contained in this Article 5 are correct and  complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and, except as expressly provided in a representation or warranty, as though the Closing Date were substituted for the date of this Agreement throughout this Article 5).

5.1

Entity Status.  Each of Parent and Buyer is an entity duly organized, validly existing and in good standing under the Laws of the jurisdiction of its organization.  Each of Parent and Buyer has the requisite power and authority to own or lease its properties and to carry on its business as currently conducted.  There is no pending or threatened Action (or basis therefor) for the dissolution, liquidation, insolvency, or rehabilitation of Parent or Buyer.

5.2

Power and Authority; Enforceability.  Each of Parent and Buyer has the relevant corporate power and authority to execute and deliver each Transaction Document to which it is party, and to perform and consummate the Transactions.  Each of Parent and Buyer has taken all action necessary to authorize the execution and delivery of each Transaction Document to which it is party, the performance of its obligations thereunder, and the consummation of the Transactions. Each Transaction Document to which Parent or Buyer is a party has been duly authorized, executed and delivered by, and is Enforceable against, Parent or Buyer.

5.3

No Violation.  The execution and delivery of the Transaction Documents to which Parent or Buyer is a party by Parent or Buyer and the performance and consummation of the Transactions by Parent or Buyer will not (i) Breach any Law or Order to which Parent or Buyer is subject or any provision of its Organizational Documents; (ii) Breach any Contract, Order, or Permit to which Parent or Buyer is a party or by which it is bound or to which any of its assets is subject; (iii) require any Consent, or (iv) require any filing with a Governmental Body.

5.4

Acquired Assets Review.  Each of Parent and Buyer has:  (i) such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in the Purchased Assets contemplated hereby, and that Buyer is able to bear the economic risk of such investment indefinitely; (ii) (A) had the opportunity to meet with representative officers and other representatives of Seller to discuss the Business, the Purchased Assets, Liabilities, financial condition, cash flow, and operations of Seller, and (B) received all materials, documents and other information that it deems necessary or advisable to evaluate the Purchased Assets and the Transactions; (iii) made its own independent examination, investigation, analysis and evaluation of the Purchased Assets, including its own estimate of the value of the Purchased Assets; and (iv) undertaken such due diligence (including a review of Seller’s assets, Liabilities, books, records, and contracts) as it deems adequate, including that described above, provided that Seller Parties acknowledge that any waiver or performance of due diligence by Parent or Buyer shall not relieve any Seller Party from any Liability whatsoever for any default in respect of any condition, representation, warranty or covenant hereunder.

5.5

Brokers’ Fees.  Neither Parent nor Buyer has any Liability to pay any compensation to any broker, finder, or agent with respect to the Transactions for which any Seller Party could become Liable.

ARTICLE 6

COVENANTS

6.1

General.  Between the execution of this Agreement and the earlier of the Closing and the Termination Date, each Party will use its best efforts to take all actions and to do all things necessary, proper or advisable to consummate, make effective, and comply with all of the terms of this Agreement and the Transactions applicable to it (including satisfaction, but not waiver, of the Closing conditions for which it is responsible or otherwise in control, as set forth in Article 7).

6.2

Operation of Business.  Between the execution of this Agreement and the earlier of the Closing and the Termination Date, Seller will not engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business.  Subject to compliance with applicable Law, from the date hereof until the earlier to occur of the Closing or the Termination Date, the Seller Parties will confer on a regular and frequent basis with one or more representatives of Buyer to report on operational matters and the general status of Seller’s Business.

6.3

Due Diligences.  Between the execution of this Agreement and the earlier of the Closing and the Termination Date, each of the Seller Parties will permit representatives of Buyer to have access at all reasonable times, and in a manner so as not to interfere with the normal Business operations of Seller, to all premises, properties, personnel, books, records, Contracts and documents pertaining to Seller and will furnish copies of all such books, records, Contracts and documents and all financial, operating and other data, and other information as Buyer may reasonably request.  Buyer’s waiver or completion of any such investigations shall not relieve any Seller Party from any Liability for default in respect of any condition, representation, warranty or covenant hereunder.

6.4

Corporate Dissolution and Further Assurances.  Following the Closing, Seller will cease to carry on any business, except insofar as is necessary for the winding up thereof, and will file a certificate of dissolution within 90 days after the Closing Date.  In case any time after the Closing any further action is necessary or desirable to carry out the purposes of the Transaction Documents, each Party will take such further action (including executing and delivering such further instruments and documents) as any other Party reasonably may request, all at the requesting Party’s sole cost and expense (unless the requesting Party is entitled to indemnification �herefore under Article 9).  After the Closing, Buyer will be entitled to possession of all the Purchased Assets and all materials, information, documents, books, records, agreements, and financial data of any sort relating to the Purchased Assets.

6.5

Confidentiality.  Following the Closing each of Seller Parties will (a) treat and hold as confidential all of the confidential information concerning the business and affairs of Seller (the “Confidential Information”), refrain from using any of the Confidential Information except (i) in connection with this Agreement and (ii) for disclosures under a corresponding duty of confidentiality, and to professional advisors of the Seller, for whose actions the disclosing Seller Parties will be responsible, and (b) at the request of Buyer, delivery promptly or destroy all tangible embodiments of the Confidential Information which are in possession of the Seller Parties.  If any of the Seller Parties is ever requested or required (by oral question or request for information or documents in any Action) to disclose any Confidential Information, then the Seller Parties will notify Buyer promptly of the request or requirement so that Buyer may seek an appropriate protective Order or waive compliance with this Section 6.5.  If, in the absence of a protective Order or the receipt of a waiver hereunder, any of the Seller Parties that, on the written advise of counsel, is compelled to disclose any Confidential Information to any Governmental Body, arbitrator, or mediator or else stand Liable for contempt, the Seller Parties may disclose the Confidential Information to the Governmental Body, arbitrator, or mediator.

ARTICLE 7

CLOSING CONDITIONS

7.1

Conditions Precedent to Obligation of Buyer.  Buyer’s obligation to consummate the Transactions contemplated to occur in connection with the Closing and thereafter is subject to the satisfaction of each condition precedent listed below (any of which may be waived by Buyer).

(a)

Accuracy of Representations and Warranties.  Each representation and warranty set forth in Articles 3 and 4 must have been accurate and complete in all material respects as of the date of this Agreement, and must be accurate and complete in all material respects as of the Closing Date, as if made on the Closing Date.

(b)

Compliance with Obligations.  Each Seller Party must have performed and complied with all of its covenants to be performed or complied with at or prior to Closing (singularly and in the aggregate) in all material respects.

(c)

No Material Adverse Change.  Since the date hereof there must have been no event, series of events or the lack of occurrence thereof which, singularly or in the aggregate, could reasonably be expected to have a Material Adverse Effect on Seller.

(d)

No Order or Injunction.  There must not be issued and in effect any Order restraining or prohibiting the Transactions.

(e)

Payment of Liabilities.  Seller Parties must have paid all Liabilities of Seller, including without limitation those listed on Schedule 3.4, or have obtained written undertakings agreed on by legal counsel for Buyer and Seller providing for the timely discharge of same.

(f)

RT Agreement.  NAA must have executed the RT Agreement, and entered into a replacement agreement with Buyer on terms acceptable to Buyer, in its discretion.

(g)

Consents.  The Seller Parties must have obtained any required Consents.

7.2

Conditions Precedent to Obligation of Seller Parties.  Each Seller Party’s obligation to consummate the Transactions contemplated to occur in connection with the Closing and thereafter is subject to the satisfaction of each condition precedent listed below (any of which may be waived by the Seller Parties).

(a)

Accuracy of Representations and Warranties.  Each representation and warranty set forth in Article 5 must have been accurate and complete in all material respects as of the date of this Agreement, and must be accurate and complete in all material respects as of the Closing Date, as if made on the Closing Date.

(b)

Compliance with Obligations.  Parent and Buyer must have performed and complied with all its covenants and obligations required by this Agreement to be performed or complied with at or prior to Closing (singularly and in the aggregate) in all material respects.

(c)

No Order or Injunction.  There must not be issued and in effect any Order restraining or prohibiting the Transactions.

(d)

RT Agreement.  NAA must have executed the RT Agreement.

(e)

Consents.  The Seller Parties must have obtained any required Consents.

ARTICLE 8

TERMINATION

8.1

Termination of Agreement.  The Parties may terminate this Agreement as provided below:

(a)

Buyer and Seller may terminate this Agreement as to all Parties by mutual written consent at any time prior to the Closing.

(b)

Unless Buyer and Seller agree in writing to extend the Expiration Date, this Agreement shall terminate automatically if the Closing has not yet commenced by the end of the Expiration Date.

(c)

Buyer may terminate this Agreement by giving written notice to the Seller Parties at any time prior to the Closing if any of the Seller Parties has Breached any representation, warranty, or covenant contained in this Agreement in any material respect.

(d)

The Seller Parties may terminate this Agreement by giving notice to Buyer at any time prior to the Closing if Buyer has Breached any representation, warranty, or covenant contained in this Agreement in any material respect.

8.2

Effect of Termination.  Except for the obligations under Article 9, Section 10.11 and this Article 8, if this Agreement is terminated under Section 8.1, then, except as provided in this Section 8.2 all further obligations of the Parties under this Agreement will terminate.  The Parties acknowledge that prior to Closing the sole and exclusive remedy of any Party with respect to a Breach of a representation or warranty will be the right to terminate this Agreement in accordance with and subject to the provisions of this Article 8; provided, however, that a termination of this Agreement will not relieve any Party from any Liability for Damages incurred as a result of a Breach by such Party of any condition, representation, warranty or covenant hereunder occurring prior to termination.

ARTICLE 9

INDEMNIFICATION

9.1

Survival of Representations and Warranties.  Each representation, warranty, covenant and obligation in this Agreement and any certificate or document delivered pursuant to this Agreement will survive the Closing.

9.2

Indemnification Provisions for Buyer’s Benefit.  Subject to the limitations set forth in this Article 9, the Seller Parties, jointly and severally, will indemnify and hold the Seller Indemnified Parties harmless from and pay any and all Damages, directly or indirectly, resulting from, relating to, arising out of, or attributable to (a) any Breach of any representation or warranty any Seller Party has made in this Agreement, (b) any Breach by any Seller Party of any covenant or obligation of any Seller Party in this Agreement, and (c) any event arising from the operation and ownership of, or conditions occurring with respect to, Seller or the Purchased Assets prior to the Closing.

9.3

Indemnification Provisions for Seller Parties’ Benefit.  Parent and Buyer, jointly and severally, will indemnify and hold the Buyer Indemnified Parties harmless from and pay any and all Damages, directly or indirectly, resulting from, relating to, arising out of, or attributable to (a) any Breach of any representation or warranty Parent or Buyer has made in this Agreement, (b) any Breach by Parent or Buyer of any covenant or obligation of Parent or Buyer in this Agreement, and (c) any event arising from the operation and ownership of, or conditions first occurring with respect to, the Purchased Assets after the Closing.

9.4

Indemnification Claim Procedures.

(a)

If any Action is commenced in which any Indemnified Party is a party that may give rise to a claim for indemnification against any Indemnitor (an “Indemnification Claim”) then such Indemnified Party will promptly give notice to the Indemnitor.  Failure to notify the Indemnitor will not relieve the Indemnitor of any Liability that it may have to the Indemnified Party, except to the extent the defense of such Action is materially and irrevocably prejudiced by the Indemnified Party’s failure to give such notice.

(b)

An Indemnitor will have the right to defend against an Indemnification Claim with counsel of its choice reasonably satisfactory to the Indemnified Party if within 15 days following the receipt of notice of the Indemnification Claim (i) the Indemnitor notifies the Indemnified Party in writing that the Indemnitor will indemnify the Indemnified Party from and against the entirety of any Damages the Indemnified Party may suffer resulting from, relating to, arising out of, or attributable to the Indemnification Claim, (ii) the Indemnitor provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnitor will have the financial resources to defend against the Indemnification Claim and pay, in cash, all Damages the Indemnified Party may suffer resulting from, relating to, arising out of, or attributable to the Indemnification Claim, (iii) the Indemnification Claim involves only money Damages and does not seek an injunction or other equitable relief, (iv) settlement of, or an adverse judgment with respect to, the Indemnification Claim is not in the good faith judgment of the Indemnified Party likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and, thereafter (v) the Indemnitor continuously conducts the defense of the Indemnification Claim actively and diligently.

(c)

So long as the Indemnitor is conducting the defense of the Indemnification Claim in accordance with Section 9.4(b), (i) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Indemnification Claim, (ii) the Indemnified Party will not consent to the entry of any Order with respect to the Indemnification Claim without the prior written Consent of the Indemnitor (not to be withheld unreasonably), and (iii) the Indemnitor will not Consent to the entry of any Order with respect to the Indemnification Claim without the prior written Consent of the Indemnified Party (not to be withheld unreasonably, provided that it will not be deemed to be unreasonable for an Indemnified Party to withhold its Consent (A) with respect to any finding of or admission (1) of any Breach of any Law, Order or Permit, (2) of any violation of the rights of any Person, or (3) which Indemnified Party believes could have a Material Adverse Effect on any other Actions to which the Indemnified Party or its Affiliates are party or to which Indemnified Party has a good faith belief it may become party, or (B) if any portion of such Order would not remain sealed).

(d)

If any condition in Section 9.4(b) is not satisfied within the time required, then (i) the Indemnified Party may defend against, and consent to the entry of any Order with respect to an Indemnification Claim in any manner it may deem appropriate, (ii) each Indemnitor will jointly and severally be obligated to reimburse the Indemnified Party promptly and periodically for the Damages relating to defending against the Indemnification Claim, and (iii) each Indemnitor will remain jointly and severally Liable for any Damages the Indemnified Party may suffer relating to the Indemnification Claim to the fullest extent provided in this Article 9.

(e)

Each Party hereby consents to the non-exclusive jurisdiction of any Governmental Body, arbitrator, or mediator in which an Action is brought against any Indemnified Party for purposes of any Indemnification Claim that an Indemnified Party may have under this Agreement with respect to such Action or the matters alleged therein, and agrees that process may be served on such Party with respect to such claim anywhere in the world.

9.5

Limitations on Indemnification Liability.  None of the Parties will have any Liability (for indemnification or otherwise) for any claims under this Article 9 after the first anniversary of the Closing Date.  The aggregate Liability of Seller Parties for money Damages claimed under Section 9.2 will not exceed an amount equal to $150,000, and the aggregate Liability of Buyer and Parent for money Damages claimed under Section 9.3 will not exceed an amount equal to $150,000.

9.6

Other Indemnification Provisions.  If the Closing occurs the indemnification provisions in this Article 9 will be the parties’ exclusive remedy with respect to a Breach of this Agreement.  A claim for any matter not involving a third party may be asserted by notice to the Party from whom indemnification is sought.

ARTICLE 10

MISCELLANEOUS

10.1

Entire Agreement.  This Agreement, together with the Exhibits and Schedules hereto and the certificates, documents, instruments and writings that are delivered pursuant hereto, constitutes the entire agreement and understanding of the Parties in respect of its subject matters and supersedes all prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they relate in any way to the subject matter hereof or the Transactions.  Except as expressly contemplated by Article 9, there are no third party beneficiaries having rights under or with respect to this Agreement.

10.2

Successors.  All of the terms, agreements, covenants, representations, warranties, and conditions of this Agreement are binding upon, and inure to the benefit of and are enforceable by, the Parties and their respective successors.

10.3

Assignments.  No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of Buyer and the Seller Parties.

10.4

Notices.  All notices, requests, demands, claims and other communications hereunder will be in writing.  Any notice, request, demand, claim or other communication hereunder will be deemed duly given if (and then three business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

If to Buyer:

iCollector.com Technologies Ltd.

1963 Lougheed Highway

Coquitlam, BC V3K 3T8

Attn:  Abdul Ladha

Tel:  604-805-4580

Fax:  604-521-4911

If to Seller Parties:

5723 Palatine Ave. N.

Seattle, WA 98103

Attn:  Jon Bengtsson

Tel:  206-409-1303

Fax:  206-781-6946

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication will be deemed to have been duly given unless and until it actually is received by the intended recipient.  Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

10.5

Submission to Jurisdiction.  Each Party submits to the jurisdiction of any state or federal court sitting in Seattle, Washington, in any Action arising out of or relating to this Agreement and agrees that all claims in respect of the Action may be heard and determined in any such court.  Each Party agrees that a final judgment in any Action so brought will be conclusive and may be enforced by Action on the judgment or in any other manner provided at Law or in equity. Each Party waives any defense of inconvenient forum to the maintenance of any Action so brought and waives any bond, surety, or other security that might be required of any other Party with respect thereto.

10.6

Counterparts.  This Agreement may be executed in two or more counterparts, each of which will be deemed an original but all of which together will constitute one and the same instrument.

10.7

Headings.  The article and section headings contained in this Agreement are inserted for convenience only and will not affect in any way the meaning or interpretation of this Agreement.

10.8

Governing Law.  This Agreement and the performance of the Transactions and obligations of the Parties hereunder will be governed by and construed in accordance with the laws of the State of Washington, without giving effect to any choice of Law principles.

10.9

Amendments and Waivers.  No amendment, modification, replacement, termination or cancellation of any provision of this Agreement will be valid, unless the same will be in writing and signed by Buyer and Seller Parties.  No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, may be deemed to extend to any prior or subsequent default, misrepresentation, or Breach of warranty or covenant hereunder or affect in any way any rights arising because of any prior or subsequent such occurrence.

10.10

Severability.  The provisions of this Agreement will be deemed severable and the invalidity or unenforceability of any provision will not affect the validity or enforceability of the other provisions hereof; provided that if any provision of this Agreement, as applied to any Party or to any circumstance, is adjudged by a Governmental Body, arbitrator, or mediator not to be enforceable in accordance with its terms, the Parties agree that the Governmental Body, arbitrator, or mediator making such determination will have the power to modify the provision in a manner consistent with its objectives such that it is enforceable, and/or to delete specific words or phrases, and in its reduced form, such provision will then be enforceable and will be enforced.

10.11

Expenses.  Except as otherwise expressly provided in this Agreement, each Party will bear its own costs and expenses incurred in connection with the preparation, execution and performance of this Agreement and the Transactions including all fees and expenses of agents, representatives, financial advisors, legal counsel and accountants.

10.12

Construction.  The Parties have participated jointly in the negotiation and drafting of this Agreement.  If an ambiguity or question of intent or interpretation arises, this Agreement will be construed as if drafted jointly by the Parties and no presumption or burden of proof will arise favoring or disfavoring any Party because of the authorship of any provision of this Agreement.  The Parties intend that each representation, warranty, and covenant contained herein will have independent significance.  If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached will not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant.

10.13

Incorporation of Exhibits and Schedules.  The Exhibits, Schedules, and other attachments identified in this Agreement are incorporated herein by reference and made a part hereof.

10.14

Remedies.  Except as expressly provided herein, the rights, obligations and remedies created by this Agreement are cumulative and in addition to any other rights, obligations, or remedies otherwise available at Law or in equity. Except as expressly provided herein, nothing herein will be considered an election of remedies.

[SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first above written.

ABLEAUCTIONS.COM, INC.

By:

________________________________________

Name:

Abdul Ladha

Title:

President and CEO

ICOLLECTOR.COM TECHNOLOGIES LTD.

By:

________________________________________

Name:

Abdul Ladha

Title:

President and CEO

SONITION, INC.

By:

________________________________________

Name:

Jon Bengtsson

Title:

Chief Operating Officer

COVENANTORS:

By:

_________________________________________

Name:

Erynn Petersen, individually

By:

_________________________________________

Name:

Jon Bengtsson, individually

By:

_________________________________________

Name:

Sky Kruse, individually

Disclosure Schedules to Asset Purchase Agreement

This Disclosure Schedule provides disclosure on various matters as to which Sonition, Inc. (the “Seller”) and Erynn Petersen, Jon Bengtsson and Sky Kruse (individually, “Covenantor” and, collectively “Covenantors”) have made representations and warranties (and is intended to limit such representations and warranties to the extent set forth herein) to Parent and Buyer as set forth in and pursuant to the Asset Purchase Agreement by and among Parent, Buyer, Seller and the Covenantors (the “Asset Purchase Agreement”).  Capitalized terms used and not otherwise defined in this Disclosure Schedule will have the meanings ascribed to them in the Asset Purchase Agreement.

Schedule 3.3

Consents

1.  Consent from NAA under the NAA Agreement to the Transactions contemplated by the Asset Purchase Agreement.

Schedule 3.4

Liabilities

1.

Obligations of $37,000 payable to past employees.

2.

Obligations of $30,800 payable to lenders.

3.

Other debts of $27,500.

4.

All expenses incurred in connection with the Asset Purchase Agreement.

Seller Parties will pay all Liabilities listed on this Schedule 3.4 prior to or simultaneously with the Closing.

Schedule 3.6

Intellectual Property

1.  NAA logo

2.  Sonition Logo

3.  NAALIVE Website code

4.  List of clients

5.  List of current users

6.  List of prospects

7.  Common law rights in the name Sonition

8.  Domain names “www.naalive.com”and “www.sonition.com”

Schedule 3.7

Material Contracts

1.  NAA Agreement

2.  License Agreement, dated December 18th, 2001 between Seller and Amazon.

3.  License Agreement, dated July 1st, 2002 between Seller and Broadware.

EXHIBIT A

TERMINATION AND RELEASE AGREEMENT

THIS AGREEMENT Dated For Reference the 18th day of March, 2004 (the “Effective Date”),

BETWEEN:

NATIONAL AUCTIONEERS ASSOCIATION, of 8880 Ballentine, Overland Park, Kansas, 66214 (“NAA”)

AND:

SONITION, INC. of 5723 Palatine Ave. N., Seattle, Washington, 98103 (“Sonition”)

WHEREAS:

A.

NAA and Sonition (individually, a “Party”, and collectively, the “Parties”) entered into a contract dated June 9, 2003, (the “Contract”, as amended, modified supplemented to the date hereof); and

B.

The Parties have agreed to terminate the Contract and release each other of all obligations and liabilities thereunder;

NOW THEREFORE THIS AGREEMENT WITNESSES THAT in consideration of the premises and the mutual covenants and releases herein contained, the Parties agree as follows:

1.

The Contract is terminated as of the Effective Date.

2.

Each of the Parties (the “Releasor”) hereby irrevocably and unconditionally releases, remises and forever discharges, individually and collectively, the other Party and all affiliates of the other Party, and all officers, directors and employees (past and present) of the Party and of all affiliates of the other Party (the “Releasees”) of and from all manner of actions, causes of action, suits, contracts, claims, demands, judgments, costs, interest, damages and losses of whatever nature or kind, wherever and howsoever arising, which against all or any one or more of the Releasees the Releasor or anyone claiming through the Releasor now has, ever had, or hereafter can, shall or may have for or by reason of any facts, acts, omissions, cause, matter or thing whatsoever existing or allegedly existing to the present time, including but not limited to any default in performance of any obligation under the Contract.

3.

This Agreement shall be binding upon and shall enure to the benefit of the Parties, the Releasees, and their respective heirs, executors, administrators, successors and assigns.

4.

Each Releasor represents and warrants to the Releasees that the Releasor has read and understood this Agreement, knows of its contents, and  has obtained independent legal advice concerning the Releasor’s rights and obligations with respect to this Agreement prior to having executed it.

IN WITNESS WHEREOF the Parties have signed this Agreement as of the Effective Date.

NATIONAL AUCTIONEERS ASSOCIATION

Per:

__________________________________________

Authorized Signatory

SONITION, INC.

Per:

__________________________________________

Authorized Signatory

EXHIBIT B

CONFIDENTIALITY AND NON-COMPETE AGREEMENT

THIS AGREEMENT Dated For Reference the 18th day of March, 2004,

BETWEEN:

ABLEAUCTIONS.COM, INC. of 1963 Lougheed Highway, Coquitlam, B.C., V3K 3T8

ICOLLECTOR.COM TECHNOLOGIES LTD. of 1963 Lougheed Highway, Coquitlam, B.C., V3K 3T8 (“iCollector”)

(individually, the “Company” or collectively, the “Companies”)

AND:

________________________________________________________________

(the “Individual”)

IN CONSIDERATION OF the agreement by iCollector to purchase from Sonition, Inc. certain assets including goodwill, which purchase would benefit the Individual as a shareholder of Sonition, Inc., and for other good and valuable consideration (the receipt and sufficiency of which are hereby acknowledged by the Individual), the Individual agrees with the Companies as follows:

1.

CONFIDENTIALITY AND NON-COMPETITION

1.1

For the purposes of this Article 1, “Confidential Information” includes without limitation:

(a)

trade secrets concerning the business and affairs of the Companies and their affiliates (collectively, the “Ableauctions Group”), data, know-how, ideas, past and current supplier and customer lists, current and anticipated customer requirements, price lists, market studies, business plans, computer software and programs (including object code and source code), computer software and database technologies, systems, structures and architectures (and related formulae, compositions, processes, improvements, devices, inventions, discoveries, concepts, designs, methods, and information), and any other information, however documented, that is a trade secret; and

(b)

information concerning the business and affairs of the Ableauctions Group, which includes historical financial statements, financial projections and budgets, historical and projected sales, capital spending budgets and plans, the names and backgrounds of key personnel, and personnel training and techniques and materials, however documented; and

(c)

notes, analyses, compilations, reports, studies, summaries, and other material prepared by or for the Ableauctions Group containing or based, in whole or in part, on any information included in the foregoing.

Notwithstanding the foregoing, information shall not be deemed Confidential Information if it is generally available to the public through no default of the Individual under this Agreement.

1.2

The Individual acknowledges and agrees that all Confidential Information prepared, produced, developed, known, or obtained by the Individual, directly or indirectly, whether before or after the date hereof, belongs exclusively to the Companies, which will be entitled to all rights, interests, profits, or benefits in respect thereof.

1.3

The Individual will not disclose at any time any Confidential Information to any person not expressly authorized in writing by the Company for that purpose.  The Individual will comply with any directions that the Company may make to ensure the safeguarding or confidentiality of all Confidential Information.

1.4

The Individual will not disseminate or distribute any of the Confidential Information to the media, members of the public, shareholders of the Company, prospective investors, members of the investment or brokerage community, securities regulators, or any other third party, without the Company first reviewing and approving the Confidential Information before dissemination or distribution.

1.5

The Individual will not make any copies, summaries, or other reproductions of any Confidential Information without the Company’s express written permission, provided that the Company permits the Individual to maintain one copy of the Confidential Information for his own use.

1.6

The Individual will not, either directly or indirectly, use for his own benefit or for the benefit of any third party any Confidential Information.

1.7

The Individual acknowledges and agrees that Confidential Information is and will be of a special and unique character, the loss of which cannot be reasonably, readily, or accurately calculated in monetary terms.  Accordingly, the Companies will be entitled to injunctive or other equitable relief to prevent or cure any breach or threatened breach of this Agreement by the Individual.  Resort to equitable relief, however, will not be construed to be a waiver of any other right or remedy that the Companies may have for damages or otherwise.

1.8

The Individual agrees that for a period of three years following the date of this Agreement, he will not, either for himself or for any other person:

(a)

encourage or entice any persons who are employees or independent contractors of the Ableauctions Group (collectively, “Service Providers”) at any time, or who were Service Providers at any time within the 30 days preceding the date of this Agreement, to seek employment or service with persons other than the Ableauctions Group; or

(b)

offer employment or service or contracts, directly or indirectly, to any persons who are Service Providers at any time, or who were Service Providers at any time within the 30 days preceding the date of this Agreement; or

(c)

in any way interfere with the relationship between any of the Ableauctions Group and any Service Providers;

(d)

induce or attempt to induce any customer, supplier, or business relation of the Ableauctions Group to cease doing business with any of the Ableauctions Group, or in any way interfere with the Ableauctions Group’s relationship with any customer, supplier, or business relation of the Ableauctions Group.

1.9

The Individual agrees with the Companies that he will not, except as a Service Provider of any of the Companies, at any time during the three year following the date of this Agreement, either individually or in a partnership or jointly or in conjunction with any person, firm, corporation, government, association, or syndicate as principal, agent, employee, director, officer, consultant, or in any other manner, carry on, manage, operate, or engage or participate in any business whose activities compete in whole or in part with the on-line auction broadcasting business of the Ableauctions Group within the United States or Canada.  The Individual agrees that this covenant is reasonable with respect to its duration, geographical area, and scope.

1.10

If the Individual breaches any of the provisions of this Article 1, the Companies or any of them will be entitled to damages from the Individual and, in addition to its rights to damages and any other rights any of the Companies may have, to obtain injunctive or other equitable relief to restrain any breach or threatened breach or otherwise to specifically enforce the provisions of this Article 1, it being agreed that money damages alone would be inadequate to compensate the Companies and would be an inadequate remedy for such breach.  The remedies afforded to the Companies by this Agreement will be cumulative and not alternative and will be in addition to and not in substitution for any other rights and remedies available to the participants at law or in equity, including the remedy of injunctive relief.

1.11

On termination of this Agreement, and upon the Company’s written request, the Individual will furnish to the Company a certificate in a form approved by the Company’s solicitors that declares that the Individual has not:

(a)

divulged, disclosed, distributed, or otherwise made available to any person any of the Confidential Information; or

(b)

reproduced or made any use of the Confidential Information for his own benefit or for the benefit of any third party; or

(c)

acted contrary to this Article 1, except with the Company’s prior written consent.

2.

NOTICES

2.1

Any notices to be given by either party to the other will be sufficiently given if delivered personally or if sent by registered mail, postage prepaid, to the parties at their respective addresses shown on the first page of this Agreement, or to any other addresses as the parties may notify to the other from time to time in writing.  This notice will be deemed to have been given at the time of delivery, if delivered in person, or within five business days from the date of posting, if mailed.

3.

FURTHER ASSURANCES

3.1

Each party will at any time and from time to time, at the other’s request, sign and deliver other documents and do other things that the other party may reasonably request to carry out and give full effect to the terms, conditions, and intent of this Agreement.

4.

SEVERABILITY

4.1

If any provision of this Agreement is determined to be void or unenforceable in whole or in part, that provision will be deemed not to affect or impair the validity of any other provision of this Agreement and the void or unenforceable provision will be severable from this Agreement.

5.

LAW

5.1

This Agreement will be governed by and construed in accordance with the laws of the State of Washington and the parties irrevocably submit to the personal jurisdiction of the courts of that jurisdiction.

IN WITNESS WHEREOF the parties have signed this Agreement as of the date written on the first page of this Agreement.

ABLEAUCTIONS.COM, INC.

Per:

__________________________________________

Authorized Signatory

ICOLLECTOR.COM TECHNOLOGIES LTD.

Per:

__________________________________________

Authorized Signatory

Individual:

___________________________________