Form 10QSB
period 2004-06-30
ABLEAUCTIONS COM INC
filed 2004-08-12
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

August 9, 2004:  56,296,834

Traditional Small Business Disclosure Format (Check one):

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

1.

Auction Broadcast Services – We broadcast industrial auctions over the Internet using our own technology (www.ableauctions.com/technology) through www.NAALive.com.   We broadcast antique and collectible auctions over the Internet using eBay’s Live Auction technology through www.iCollector.com and we provide auction-related products and services for a fee (http://www.icollectorlive.com/services.aspx).

2.

 Point-of-Sale (POS) and Hardware Services - Through our subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell, install and support our Point-Of-Sale (POS) software and we develop, support and maintain auction websites, custom hardware and network configurations.

3.

Liquidation Services - We sell merchandise through our liquidation stores, auctions and through the operations of our subsidiary, Unlimited Closeouts, Inc.   We also generate revenues through our inventory brokerage services, iTrustee.com (www.itrustee.com).

We began our business in 1999.  Our goal at that time was to expand the business through the acquisition of various auction businesses, as well as to gain entry into the on-line auction business.  Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, our current focus is on growing our on-line auction activities.  Through our wholly owned subsidiary iCollector, Ltd., we currently conduct approximately 240 auction sessions per year on eBay for our antique and collectible clients and approximately 120 auctions per year using our own technology on NAALive.com.  We expect these numbers to increase.  We have also found that the on-line liquidation of unwanted business inventory is profitable, and we have expanded this area of our business by creating Unlimited Closeouts, Inc. and iTrustee.com.

During the 2004 fiscal year we will continue to operate at our locations in Washington, California, New York, Ontario and British Columbia, providing auction services and conducting liquidations.  Our business plan as it relates to traditional auctions is to engage strategic partners to conduct the auctions for us on a commission basis, as necessary, rather than to sustain the significant overhead associated with managing and maintaining permanent auction facilities.

Our business plan as it relates to on-line auctions continues to focus on expanding our client base and the number of on-line auctions we conduct.  As we have in the past, we will continue to aggressively market our iCollector services jointly with eBay and to expand our iCollector workforce to enable us to conduct more auctions in Europe and North America.  We also intend to aggressively market and thereby expand the industrial auction services we offer through NAALive.com.

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

If our operations continue to grow, we anticipate that we will, during the next 3 months, add up to 6 new employees with e-commerce, software development, sales and software maintenance experience to manage and market the services of our various operations.

Results of Operations

Three months ended June 30, 2004 compared to the corresponding period in 2003.

Revenues.  During the three months ended June 30, 2004, we had net auction revenues of $1,765,242 compared to $163,645 during the same period in 2003, an increase of $1,601,597 (a 979% increase).  Costs of sales was $ 1,352,385 or approximately 76.6% of our revenues during the three-month period ended June 30, 2004 as compared to $ 39,743 or approximately 24% during the same period in 2003.

The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the liquidation of unwanted inventory, which is managed through iTrustee and Unlimited Closeouts, Inc.  Our significant increase in revenues was due primarily to our decision to enter the on-line inventory liquidation business, increases in on-line auctions, and better advertising of our services.  We believe that our liquidation business and the number of antique and collectible auctions we manage are directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn, especially from our business inventory liquidation operations and from our antique and collectible auction business.  The increase in the costs of sales as a percentage of revenue is attributed to the strong performance of our business inventory liquidation operations, which realize lower gross profit margins than our auction broadcasting services.

Operating Expenses.  During the three-month period ended June 30, 2004, operating expenses were $346,603 or approximately 19.6% of revenue as compared to $59,918 or approximately 36.6% of revenue for the same period in 2003.  The decrease in operating expenses as a percentage of revenues is the result of cost containment measures we implemented during the 2004 fiscal year.

Personnel and consulting expenses were $180,668 or approximately 52% of our operating expenses during the three-month period ended June 30, 2004 as compared to $42,085 or approximately 26% of our operating expenses during the three-month period ended June 30, 2003.  The number of our employees increased due to our acquisition of Rapidfusion Technologies Inc. and the start up of our business inventory liquidation operations through iTrustee and Unlimited Closeouts, Inc.  During the three month period ended June 30, 2004, as a result of the increase in employees, commissions and the number of auctions we conducted, salaries and benefits increased to $83,546 as compared to $26,113 for the same period in 2003, commissions increased to $79,567 as compared to $780 for the same period in 2003, and consulting and management fees increased to $17,555 as compared to $15,192 for the same period in 2003.

During the three-month period ended June 30, 2004, advertising and promotion expenses were $23,454 or approximately 7% of our operating expenses as compared to $5,507 or approximately 3% of our operating expenses for the three-month period ended June 30, 2003.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor relations budget.

General overhead expenses totalled  $78,537 for the three month period ended June 30, 2004, or approximately 23% of our total operating expenses and approximately 4% of our total revenue, as compared to $78,919 for the three month period ended June 30, 2003, which was approximately 49% of our total operating expenses and approximately 48% of our total revenue.  General overhead expenses for the three month period ended June 30, 2004 included rent and utilities in the amount $42,565, telephone costs in the amount of  $6,605, costs of travel related to operations in the amount of $7,928, repair and maintenance costs in the amount of $2,682, automotive costs in the amount of $1,907, insurance costs totalling $3,595 and office and administration expenses in the amount of $13,255.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $46,578 during the three-month period ended June 30, 2004 as compared to $18,875 for the three-month period ended June 30, 2003.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, fees related to preparing our Annual General Meeting, and professional fees associated with a financing we closed on January 7, 2004.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $25,407 for the three-month period ended June 30, 2004 as compared to $45,932 for the three-month period ended June 30, 2003.

Gross Profit.  Costs of goods sold were $1,352,385 for the three-month period ended June 30, 2004 as compared to $39,743 for the three-month period ended June 30, 2003.  Gross profits were $412,857 or approximately 23% of revenues for the three-month period ended June 30, 2004 as compared to $123,902 or approximately 76% of revenues for the period ended June 30, 2003.  The decrease in gross profit as a percentage of revenue reflects the performance of the liquidation services group, Unlimited Closeouts, Inc. and iTrustee.com, which realize lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Income.  For the quarter ended June 30, 2004 we realized a gain from continuing operations of $102,592 as compared to $32,531 in the quarter ended June 30, 2003. We realized net income for the second quarter of 2004 of $102,592 or $0.002 per share as compared to a net income of $32,531 for the second quarter of 2003, or $0.001 per share.

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

Six months ended June 30, 2004 compared to the corresponding period in 2003.

Revenues.  During the six months ended June 30, 2004, we had net auction revenues of $2,731,383 as compared to $303,837 during the same period in 2003, an increase of $2,427,546 or approximately 799%.  Costs of sales was $1,978,322, or approximately 72% of our revenues, during the six-month period ended June 30, 2004 compared to costs of sale of $99,042, or approximately 33% of our revenues, during the same period in 2003.

The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the liquidation of unwanted inventory, which is managed through iTrustee and Unlimited Closeouts, Inc.  Our significant increase in revenues was due primarily to our decision to enter the on-line inventory liquidation business, increases in on-line auctions, and better advertising of our services.  We believe that our liquidation business and the number of antique and collectible auctions we manage are directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn, especially from our business inventory liquidation operations and from our antique and collectible auction business.  The increase in the costs of sales as a percentage of revenue is attributed to the strong performance of our business inventory liquidation operations, which realize lower gross profit margins than our auction broadcasting services.

Operating Expenses.  During the six-month period ended June 30, 2004, operating expenses were $697,607 or approximately 25.5% of revenue, as compared to $194,192 or approximately 63.9% of revenue for the same period in 2003.  The decrease in operating expenses as a percentage of revenues is the result of cost containment measures we implemented during the 2004 fiscal year.

Personnel and consulting expenses were $329,621 or approximately 47% of our operating expenses during the six-month period ended June 30, 2003 as compared to $101,601 or approximately 34% of our operating expenses during the six-month period ended June 30, 2003.  The number of our employees increased due to our acquisition of Rapidfusion Technologies Inc. and the start up of our business inventory liquidation operations through iTrustee and Unlimited Closeouts, Inc.  During the three month period ended June 30, 2004, as a result of the increase in employees, commissions and the number of auctions we conducted, salaries and benefits increased to $153,964 as compared to $48,966 for the same period in 2003 and commissions increased to $136,724 as compared to $2,558 for the same period in 2003.  Consulting and management fees decreased to $38,933 as compared to $50,077 for the same period in 2003.

During the six-month period ended June 30, 2004, advertising and promotion expenses were $43,886 or approximately 6% of our operating expenses as compared to $16,422 or approximately 6% of our operating expenses for the six-month period ended June 30, 2003.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor relations budget.

General overhead expenses totalled  $172,250 for the six month period ended June 30, 2004, which was approximately 25% of our total operating expenses and approximately 6.3% of our total revenue, as compared to $116,065 for the six month period ended June 30, 2003, which was approximately 39%, of our total operating expenses and approximately 38.1%, of our total revenue.  General overhead expenses for the six month period ended June 30, 2004 included rent and utilities in the amount of $73,325, telephone costs in the amount of  $21,492, costs of travel related to operations in the amount of $14,929, repair and maintenance costs in the amount of $5,246, automotive costs in the amount of $4,228, insurance costs totalling $9,623 and office and administration expenses in the amount of $43,407.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $104,551 during the six-month period ended June 30, 2004 as compared to $44,620 for the six-month period ended June 30, 2003.  The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our American Stock Exchange filings, fees related to preparing our Annual General Meeting, and fees associated with a financing we closed on January 7, 2004.  We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.  Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year.  If we are successful in making an acquisition, we will be required to incur expenses relating to the drafting and review of the documents related to the transaction.

Depreciation and amortization expense was $43,441 for the six-month period ended June 30, 2004 as compared to $45,932 for the six-month period ended June 30, 2003.

Gross Profit.  Cost of goods sold were $1,978,322 for the six-month period ended June 30, 2004 as compared to $99,042 for the six-month period ended June 30, 2003.  Gross profits were $753,061 or approximately 28% of revenues for the six-month period ended June 30, 2004 as compared to $204,795 or approximately 67% of revenues for the period ended June 30, 2003.  The decrease in gross profit as a percent of revenue reflects the performance of the liquidation services group, Unlimited Closeouts, Inc. and iTrustee.com, which realize lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Income (Loss).  For the period ended June 30, 2004, we realized a gain from continuing operations of $154,515 as compared to a loss of $59,695 for the period ended June 30, 2003.  We realized net income for the six-month period ended June 30, 2004 of $154,515 or $0.003 per share as compared to a net income of $36,502 for the corresponding period of 2003, or $0.001 per share.

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

To date, we have funded our operations with the revenue we earn and through sales of our securities.  A substantial portion of the revenue we earn comes from our business relationships with e-Bay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline significantly.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations.  Currently, however, we believe that revenues from our operations together with the proceeds from the offering of our securities we undertook in January 2004 and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004.  During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of June 30, 2004 we had working capital of $9,158,525 made up of cash and cash equivalents of $360,941, short-term investments of $5,610,410, accounts receivables of $1,883,401, inventory of $1,195,462, and prepaid expenses of $108,311.  We anticipate that trade accounts receivables and inventory may increase during the remainder of the 2004 fiscal year as we expand our iTrustee and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $(1,284,237) due to an increase in accounts receivable and inventory during the quarter ended June 30, 2004.  We anticipate that cash will remain constant for 2004.  Our cash resources may decrease if we complete an acquisition during 2004, or if we are unable to maintain positive cash flow from our business through 2004.

Cash flow used in investing activities during the six-month period ended June 30, 2004 was $(2,801,490), due to the purchase of a short-term investment.  Net cash flow from financing activities during the six-month period ended June 30, 2004, was $3,720,559, which included proceeds from our private offering and proceeds from the exercise of stock options.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004 the registrant and Abdul Ladha, its director and officer, were made aware that a default judgment had been entered against Mr. Ladha, in his absence, in the United Kingdom.  The proceeding at issue had been filed by former creditors of the insolvent iCollector PLC and Interactive iCollector Ltd.

The judgment bars Mr. Ladha from acting as a director of any company in the United Kingdom for a period of six years in accordance with the Company Directors Disqualification Act 1986.  The registrant has retained the services of legal counsel in the United Kingdom to set aside the default judgment on the grounds that Mr. Ladha was never a director of the company in the United Kingdom, that he did not receive proper notice of the proceeding, and that he was not aware of the damages requested by the plaintiffs and therefore, never appeared.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant’s shareholders approved the following actions at the Company’s annual general meeting that was held on July 6, 2004:

The shareholders elected Abdul Ladha, Barrett Sleeman, Dr. David Vogt and Michael Boyling to the Board of Directors of the Company (For: 50,016,886  Against: 0 Abstained: 464,784).

The shareholders ratified the selection of Cinnamon Jang Willoughby & Company, Chartered Accountants, as the registrant’s independent auditor for the fiscal year ending December 31, 2004  (For: 50,006,488 Against: 362,729 Abstained: 112,453).

The shareholders approved the amendment to the registrant’s Articles of Incorporation to increase the number of authorized shares of common stock from 62,500,000 shares to 100,000,000 shares (For: 48,854,819 Against: 1,548,434 Abstained: 78,445). The shareholders approved the Ableauctions.com 2002 Consultant Stock Plan, including the reservation of 25,000,000 shares of common stock to be used for the grant of awards under said plan (For: 11,684,324 Against: 2,633,964 Abstained: 160,625).

ITEM 5. OTHER INFORMATION

During the 2002 fiscal year, the registrant entered into a joint venture arrangement with three of its directors to acquire certain inventory for resale.  The registrant entered into this arrangement due to its lack of capital and inability to finance the transaction by itself.  The registrant’s initial investment was $91,025 for which it received a 27% interest in the joint venture.  Each director paid a pro-rata amount for his proportionate interest of the joint venture.  Effective March 31, 2003, the registrant purchased an additional 27% share in the joint venture from one of the directors at a price of $60,000.  Effective April 1, 2004, the registrant purchased the remaining 46% interest in the joint venture from the remaining directors for a total amount of $151,209, such that the Company assumed direct ownership of joint venture assets.  The joint venture interests were valued at a fair market interest rate of 12.5% annually, comparable or below rates for loans issued under similar circumstances.

On July 27, 2004 and August 11, 2004 we announced that we had entered into agreements with Invaluable Ltd. and Artfact Inc. respectively, to conduct their auctions on eBay Live Auctions through the services of our wholly owed subsidiary iCollector.com Technologies Ltd.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation(1)

3.1.1

Amendment to Certificate of Incorporation(2)

3.2

By-laws(1)

10.1

Online Auction Agreement(1)

10.2

Non-Compete, Termination and Asset Purchase Agreement(1)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Filed herewith.

Reports Filed on Form 8-K

On May 14, 2004 the registrant filed a Form 8-K announcing the financial results for the quarter ended March 31, 2004.

On May 17, 2004 the registrant filed a Form 8-K report providing guidance for the second quarter ending June 30, 2004.

On June 9, 2004 the registrant filed a Form 8-K report providing an update on auction revenues for the second quarter ending June 30, 2004.

On June 10, 2004 the registrant filed a Form 8-K report providing an update on auction revenues for the second quarter ending June 30, 2004.

On June 14, 2004 the registrant filed a Form 8-K report providing guidance for the second quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: August 12, 2004

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President & Chief Executive

          Officer, Chief Financial Officer