Form 10QSB
period 2004-09-30
ABLEAUCTIONS COM INC
filed 2004-11-12
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

November 9, 2004:  56,596,834

Traditional Small Business Disclosure Format (Check one):

Yes

[     ]

No

[ X ]

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can find many of these statements by looking for words like  “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “may,” “pro-forma,” or similar expressions used in this report.  These forward-looking statements are subject to assumptions, risks and uncertainties, including those relating to the following:

•

our ability to identify suitable acquisition opportunities and to finance, complete and integrate acquisitions;

•

our ability to obtain financing;

•

our ability to maintain our relationship with eBay;

•

our ability to continue our operations if we were to lose our President and Chief Executive Officer;

•

our ability to continue to expand our online auctions;

•

general domestic and global economic conditions that adversely impact the spending of consumers and businesses; and

other risks that are discussed in this report and in our Annual Report on Form 10-KSB which we filed with the Securities and Exchange Commission on March 30, 2004.

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  You are cautioned not to place undue reliance on these statements, which speak only as of the date of this filing.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully the risk factors disclosed in our Annual Report on Form 10-KSB and in other filings we make with the Securities and Exchange Commission.

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2003 contained in our Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on March 30, 2004.

We are an auction technology company and a liquidator based in British Columbia, Canada with operations in the United States and Canada.  We are incorporated under the laws of the State of Florida.  We earn our revenues from providing the following products and services:

1.

Auction Broadcast Services – We broadcast industrial auctions over the Internet using our own technology (www.ableauctions.com/technology) through www.NAALive.com.   We broadcast antique and collectible auctions over the Internet using eBay’s Live Auction technology through www.iCollector.com and we provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

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

We began our business in 1999.  Our goal at that time was to expand the business through the acquisition of various auction businesses, as well as to gain entry into the on-line auction business.  Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, our current focus is on growing our on-line auction activities.  Through our wholly owned subsidiary iCollector, Ltd., we currently conduct approximately 240 auction sessions per year on eBay for our antique and collectible clients and approximately 160 auctions sessions per year using our own technology on NAALive.com.  We expect these numbers to increase.  We have also found that the on-line liquidation of unwanted business inventory is profitable, and we have expanded this area of our business by creating Unlimited Closeouts, Inc. and iTrustee.com.

During the 2004 fiscal year we have continued to operate at our locations in Washington, California, New York, Ontario and British Columbia, providing auction services and conducting liquidations.  Our business plan as it relates to traditional auctions is to engage strategic partners to conduct the auctions for us on a commission basis, as necessary, rather than to sustain the significant overhead associated with managing and maintaining permanent auction facilities.

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

Results of Operations

Three months ended September 30, 2004 compared to the corresponding period in 2003.

Revenues.  During the three months ended September 30, 2004, we had revenues of $1,293,110 compared to revenues of $170,101 during the same period in 2003, an increase of $1,123,009 (660%).  Cost of sales were 77% of our revenues during the three-month period ended September 30, 2004, compared to 30 % during the same period in 2003

The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the liquidation of unwanted inventory, which is managed through iTrustee and Unlimited Closeouts, Inc.  Our significant increase in revenues was due primarily to our decision to enter the on-line inventory liquidation business, an increase in on-line auctions, and more effective advertising of our services.  We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.  The increase in the cost of sales as a percentage of revenue is attributable to the strong performance of our business in inventory liquidation, which realizes lower gross profit margins than our auction broadcasting services.

Operating Expenses.  During the three month period ended September 30, 2004, operating expenses were $299,249 or approximately 23% of revenue compared to $85,925 or approximately 51% of revenue for the same period in 2003.  Operating expenses, as a whole, were higher than the corresponding period in the previous year as a result of increased commissions, salaries and benefits, and accounting and legal expenditures.  Operating expenses as a percentage of revenues decreased as a result of cost containment measures we implemented during the 2004 fiscal year.

Personnel and consulting expenses were $148,450 or 50% of our operating expenses during the three-month period ended September 30, 2004 as compared to $67,775 or 54% of our operating expenses during the three-month period ended September 30, 2003.  These expenses consisted of salaries and benefits of $60,712 (compared to $44,755 for the same period in 2003), management fees of $17,556 (compared to $15,192 for the same period in 2003), consulting fees of $1,506 (compared to $3,310 in 2003), and commissions of $68,676 (compared to $4,518 for the same period in 2003).  We anticipate that such personnel and consulting expenses will remain stable for the duration of 2004.

During the three-month period ended September 30, 2004, advertising and promotion expenses were $22,751 or 8% of our operating expenses as compared to $17,370 or 14% of our operating expenses for the three-month period ended September 30, 2003.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses totalled $97,300 during the three month period ended September 30, 2004 (compared to $21,786 for the same period in 2003) or 33% (compared to 17% for the same period in 2003) of our total operating expenses and 8% (compared to 13% for the same period in 2003) of our total revenue.  Rent and utilities totalled $26,654, telephone $14,387, travel related to operations $22,982, repairs and maintenance $4,884, automotive $1,639, insurance $3,610 and office and administration expenses $23,144.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $27,710 during the three-month period ended September 30, 2004 as compared to $15,014 for the three-month period ended September 30, 2003.  The professional fees related to preparation of our Securities Exchange Act reports and the preparation of our American Stock Exchange filings. We also incurred professional fees associated with discontinued operations.   We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.

Depreciation and amortization expense was $26,111 for the three-month period ended September 30, 2004 as compared to $11,422 for the three-month period ended September 30, 2003. Depreciation and amortization expense was higher in 2004 due to amortization of intangible assets.

Gross Profit.  Cost of goods sold was $992,655 for the three-month period ended September 30, 2004 as compared to $51,236 for the three-month period ended September 30, 2003.  Gross profits were $300,455 of (or 23% of revenues) for the three-month period ended September 30, 2004 as compared to $118,865 (or 70% of revenues) for the period ended September 30, 2003.  The decrease in gross profit as a percentage of revenue reflects the performance of the liquidation services group, Unlimited Closeouts, Inc. and iTrustee.com, which realize lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain.  For the quarter ended September 30, 2004, we realized a gain from continuing operations of $42,926 as compared to the quarter ended September 30, 2003 in which we had gain of $41,572.  We realized net income for the third quarter of 2004 of $11,383 or $0.000 per share as compared to $40,902 for the third quarter of 2003, or $0.001 per share.

We intend to continue to find ways to expand our business, including through acquisitions.  We believe that revenues and earnings will increase as we grow.

Nine months ended September 30, 2004 compared to the corresponding period in 2003.

Revenues.  During the nine months ended September 30, 2004, we had auction revenues of $3,769,243 compared to $473,938 during the same period in 2003, an increase of $3,295,305 or 695%.   Cost of sales was 74% of our revenues during the nine-month period ended September 30, 2004, compared to 32% during the same period in 2003.

The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the liquidation of unwanted inventory, which is managed through iTrustee and Unlimited Closeouts, Inc.  Our significant increase in revenues was due primarily to our decision to enter the on-line inventory liquidation business, an increase in on-line auctions, and more effective advertising of our services.    We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business. The increase in the cost of sales as a percentage of revenue is attributed to the strong performance of our business inventory liquidation operations

Operating Expenses.  During the nine month period ended September 30, 2004, operating expenses were $915,096 or approximately 24% of revenue compared to $280,117 or approximately 59% of revenue for the same period in 2003.  Operating expenses, as a whole, were higher than the corresponding period in the previous year as a result of increased commissions, increased salaries and benefits, increased accounting and legal expenditures.  Operating expenses as a percentage of revenues though, decreased as a result of cost containment measures we implemented during the 2004 fiscal year.

Personnel and consulting expenses were $426,051 or 47% of our operating expenses during the nine-month period ended September 30, 2004 as compared to $181,707 or 43% of our operating expenses during the nine-month period ended September 30, 2003.  These expenses consisted of salaries and benefits of $162,656 (compared to $106,052 in 2003), management fees of $52,667 (compared to $60,769), consulting of $5,328 (compared to $7,810 in 2003), and commissions of $205,400 (compared to $7,076 in 2003).  We anticipate that such personnel and consulting expenses will remain stable for the duration of 2004.

During the nine-month period ended September 30, 2004, advertising and promotion expenses were $66,126 or 7% of our operating expenses as compared to $33,792 or 8% of our operating expenses for the nine-month period ended September 30, 2003.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor relations budget.

General overhead expenses totalled $240,321 this period (compared to $137,851 in 2003) or 26% (compared to 33% in 2003) of our total operating expenses and 6% (compared to 29% in 2003) of our total revenue.  Rent and utilities totalled $83,662, telephone $34,390, travel related to operations $37,911, repairs and maintenance $10,078, automotive $4,028, insurance $10,544 and office and administration expenses $59,708.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $132,261 during the nine-month period ended September 30, 2004 as compared to $47,303 for the nine-month period ended September 30, 2003.  The professional fees related to preparation of our Securities Exchange Act reports and the preparation of our American Stock Exchange filings. We also incurred professional fees associated with our discontinued operations.   We expect that professional fees will increase during the remainder of this fiscal year since we are prosecuting a legal action against a former employee.

Depreciation and amortization expense was $69,552 for the nine-month period ended September 30, 2004 as compared to $103,174 for the nine-month period ended September 30, 2003.

Gross Profit.  Cost of goods sold was $2,793,286 for the nine-month period ended September 30, 2004 as compared to $150,278 for the nine-month period ended September 30, 2003.  Gross profits were $975,957 (or 26% of revenues) for the nine-month period ended September 30, 2004 as compared to $323,660 (or 68% of revenues) for the period ended September 30, 2003.  The decrease in gross profit as a percentage of revenue reflects the performance of the liquidation services group, Unlimited Closeouts, Inc. and iTrustee.com, which realize lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain.  For the nine-month period ended September 30, 2004, we realized a gain from continuing operations of $201,642 as compared to the nine-month period ended September 30, 2003 in which we had net loss of $18,123.  We realized net income for the nine-month period of 2004 of $165,897 or $0.003 per share as compared to a net income of $77,404 for the corresponding period of 2003, or $0.002 per share.

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

To date, we have funded our operations with our revenues and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn comes from our business relationships with e-Bay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations.  Currently, however, we believe that revenues from our operations together with the proceeds from the offering of our securities that we completed in January 2004 and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004.  During the next 12 months, if we need to raise additional capital because our revenues do not support our operations, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of September 30, 2004 we had working capital of $8,369,283 made up of cash and cash equivalents of $266,947, short-term investments of $5,373,631, accounts receivables of $1,627,768, inventory of $956,071, and prepaid expenses of $144,866.  We anticipate that trade accounts receivables and inventory may increase during the remainder of the 2004 fiscal year as we expand our iTrustee and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $(1,540,149) due to an increase in accounts receivable and inventory during the quarter ended September 30, 2004.  We anticipate that cash will remain constant for 2004.  Our cash resources may decrease if we complete an acquisition prior to the end of 2004, or if we are unable to maintain positive cash flow from our business through 2004.

Cash flow used in investing activities during the nine-month period ended September 30, 2004 was $(2,708,986), due to the purchase of a short-term investment.  Net cash flow from financing activities during the nine-month period ended September 30, 2004, was $3,720,559, which included proceeds from our private offering and proceeds from the exercise of stock options.

We have not made any material commitments for capital expenditures in the immediate future.

Quantitative and Qualitative Disclosure about Market Risk

We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  In the past, the majority of our revenues were derived from the business operations of our wholly owned subsidiary, Able Auctions (1991) Ltd., whose operations are conducted in British Columbia, Canada and in Canadian dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

Part II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In July 2004 our company and Mr. Abdul Ladha, our director and officer, were made aware that a default judgment had been entered against Mr. Ladha, in his absence, in the United Kingdom.  The underlying proceeding was  filed by former creditors of our subsidiaries, iCollector PLC and Interactive iCollector Ltd.

The judgment bars Mr. Ladha from acting as a director of any company in the United Kingdom for a period of six years in accordance with the Company Directors Disqualification Act 1986.  We have retained the services of legal counsel in the United Kingdom to set aside the default judgment on the grounds that Mr. Ladha was never a director of the company in the United Kingdom, that he did not receive proper notice of the proceeding, and that he was not aware of the damages requested by the plaintiffs and therefore, never appeared.

On October 27, 2004, we received a demand notice from a competitor, Proxibid, Inc., to remove certain material posted on our NAALive site.  The letter informed us, that in the opinion of Proxibid’s counsel, certain material we have displayed on our site may infringe on Proxibid’s copyrights and we are requested to promptly remove such material.  We deny any possible infringement of Proxibid’s copyrights, and we assert that we independently developed our display features and bidding software and that our developers never had access to Proxibid’s materials in creating our display features and bidding software. In addition, previous versions of our content and technology were created over five years ago and may in fact predate the development by Proxibid of its technologies and copyrighted materials.  We intend to vigorously defend our position in any infringement proceedings that may arise from Proxibid, Inc.’s allegations.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Discontinued Operations

Sale of ANO Office Automation (ANO)

Effective September 1, 2004, we abandoned the computer resale operations of 652297 B.C. Ltd. doing business as ANO Office Automation (ANO).  We sold the exclusive right to ANO’s name and the related customer lists in consideration for payment of the greater of $594.50 per month or 3% of gross sales per month generated from clients in the ANO client database, to a maximum of $2,378 per month for a period of 2 years.  We reported a loss from discontinued operations of $49,298 in respect to the abandoned ANO business.  Our ANO operations were not growing and were having a negative impact on our overall operations. The divestment of ANO, which was not related directly to our primary line of business, enables us to focus on our objective of becoming one of the leading auction and liquidation services companies in the world.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Filed herewith.

Reports on Form 8-K

On August 12, 2004 the registrant filed a Form 8-K announcing the financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: November 12, 2004

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

          Officer, Chief Financial Officer