Form 10KSB
period 2004-12-31
ABLEAUCTIONS COM INC
filed 2005-03-30
CIK 1099290

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:  000-28179

ABLEAUCTIONS.COM, INC.

________________________________________________________

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

State issuer’s revenues for most recent fiscal year:  $4,423,171

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2005 was 62,366,834.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 15, 2005, based on the average bid and ask price on the American Stock Exchange as of such date, was approximately $39,291,105

Documents Incorporated by Reference:  None.

Transitional Small Business Format.   Yes [  ]   No [X]

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify “forward-looking statements”, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to risks of technological change; the Registrant’s dependence on key personnel; the Registrant’s dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; the Registrant’s ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on continued growth in use of the Internet; risks of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described in this report.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully the risk factors disclosed in this report and in other filings we make with the Securities and Exchange Commission.

PART I

Item 1.

Description of Business

Overview

We are a liquidation business and an on-line auction facilitator.  As an auction facilitator, we provide software platforms and services to third parties to give them the ability to conduct auctions over the Internet.  We earn our revenues from the following sources:

Liquidation Services - We sell merchandise through our liquidation stores, auctions and the operations of our subsidiary, Unlimited Closeouts, Inc. in California.   We also generate revenues through our inventory brokerage services at iTrustee.com (www.itrustee.com).

Auction Broadcast Services – We broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website NAALive.com (www.NAALive.com).  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  These auctions are facilitated using eBay’s live auction technology through the iCollector.com website (www.iCollector.com).  We also provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

Point-of-Sale (POS) Services - Through our subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell to retailers, install and support our proprietary point-of-sale (POS) sales processing and reporting system.

Our objective is to become a leading provider of liquidation and on-line auction broadcasting services.  We believe that our long term success relies on our ability to maintain and provide technology, products and services to auctioneers and liquidators worldwide.

While we have maintained overall profitability and positive cash flow over the last two years, not all of our operations achieve positive operating results.  We still incur losses from certain operations, such as the auctions we conduct for NAA, that are in the development stage.  We are able to maintain positive cash flow from the revenues that are produced by our remaining operations and from the interest and dividends earned by our investments.

Our outlook is long term.  Even though certain of our sectors experience operating losses now, we believe that by continuing to develop and expand them, they will achieve profitability in the long term.

History

We were incorporated under the laws of the state of Florida as J. B. Financial Services, Inc. on September 30, 1996.  We changed our name to Ableauctions.com, Inc. on July 19, 1999.  From the date of our incorporation until August 24, 1999, we had no material business and no material revenues, expenses, assets or liabilities.

On August 24, 1999, in exchange for shares of our common stock and cash, we acquired all of the assets and the business operations of Able Auctions (1991) Ltd., a British Columbia corporation engaged in the business of auctioning used equipment, office furnishings and other merchandise.  We acquired all of the issued and outstanding common stock of Able Auctions (1991) Ltd. from Dexton Technologies Corporation, a British Columbia corporation.  Our intent in acquiring the assets and business operations of Able Auctions (1991) Ltd. was to expand its bricks and mortar operations.  We also decided to develop an on-line auction technology.

Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, we decided to abandon our plan to expand our bricks and mortar operations through continued acquisitions of auction businesses.  Furthermore, we no longer staff or operate our bricks and mortar auction businesses.  Instead, during the 2004 fiscal year we engaged third parties to conduct auctions for us on a commission basis at our U.S. and Canadian locations, which are in Washington, California, Ontario and British Columbia.

While our business has evolved away from conducting auctions through bricks and mortar operations, we have expanded our on-line auction operations and branched out into excess inventory liquidation.  We intend to continue to grow these business sectors.

Liquidation Services

During 2004, we expanded our business to include the liquidation of excess inventory.  We incorporated Unlimited Closeouts, Inc., which contacts major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sells the merchandise to major retail chains, other resellers or the public.  We developed iTrustee.com to increase the exposure to auctioneers of inventories that are in the possession of bankruptcy trustees, liquidators or others who need to sell merchandise quickly.

By expanding our business to include liquidations, we increased our revenues significantly in 2004, earning commissions ranging from 10% to 25% of the inventory that is sold.

Our liquidation operations are currently dependant on two persons.  If we were to lose our current operators, the loss could have a material adverse effect on this sector of our business and on our results of operations.

Auction Broadcast Services

We now provide technology and related services to auction houses and galleries to enable them to broadcast auctions live over the Internet, either through eBay Live Auctions or through the use of our proprietary technology.

In a traditional bricks and mortar auction setting, prior to the auction users must register to qualify as bidders.  Up until the start of an auction, users are able to preview the merchandise and submit absentee bids.  Once the auction begins, the registered users bid against each other for merchandise auctioned at a physical location with the auctioned merchandise being sold to the highest bidder.  A typical auction may draw 500 people and have 1,000 lots of merchandise.

Through our auction broadcast services, as used with our proprietary technology or the eBay Live Auctions platform, auction houses and galleries are now empowered with technology that enables them to broadcast their auctions over the Internet in real-time, allowing online bidders to bid against bidders physically present at the location.  Like a traditional bricks and mortar auction, users register on-line before the auction begins in order to qualify as bidders, to preview the merchandise and to place absentee bids.  Once the auction begins, online bidders bid from their computers in real-time against bidders present at the location (“floor bidders”) and against each other.  Online bidders are invoiced electronically for their winning bids and are able to remit payment electronically.  We believe that our technology and services make the online purchase of auction merchandise more convenient for consumers.  For auction businesses, we believe that this technology can increase the size of auction audiences by increasing exposure to auctions, increase the final hammer price for merchandise sold and lower overall transaction costs.

We have also developed technology that manages the “back-end” of the auction, enabling auctioneers to run auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

iCollector

Through our subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd. (collectively referred to as iCollector throughout this Annual Report), we broadcast auctions live over the Internet using eBay’s live auction technology and its platform, eBay Live Auctions.  iCollector represents antique, fine art and premium collectible auction houses and galleries, whose inventories typically include fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that are obtained primarily from countries Europe, Canada and the United States.  iCollector catalogues its client’s inventory and hosts the inventory on its website located at www.icollector.com.  Using eBay’s live auction technology, iCollector also provides auction-related products and services to galleries and auction houses for a fee, so that the auctions can be conducted on eBay Live Auctions more efficiently.   We provide galleries and auction houses with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.  In March 2005, we renewed our agreement with eBay to facilitate live auctions between the auctions houses that are represented by iCollector and eBay Live Auctions.  During the 2004 fiscal year, iCollector facilitated 279 auction sessions.  The fees charged to these auction house clients, $1,500 per auction plus 5% of the value of the merchandise sold online, are shared equally between us and eBay.

Through iCollector, we recently established a consortium consisting of a number of auction companies with the objective of implementing our live auction technology and solidifying our relationship with eBay Live Auctions.  We currently have multi-year agreements to exclusively broadcast auctions for the following auction companies:

•

Heritage Coins, a dealer and auctioneer of collectibles including rare coins, currency, comics, movie posters and illustration art;

•

Indiana based Kruse International Inc., a collector car auction company;

•

Superior Galleries of Beverly Hills;

•

United Kingdom based Euro Auctions UK Ltd., an industrial auctioneer;

•

West Coast Estates Auctions;

•

Colorado based Best of the West Auctions, one of the premier auction houses in the American Midwest whose parent company is the oldest auction company in the state;

•

Delaware-based Joseph C. O’Neal & Sons, specializing in antiques, machinery, real estate, and personal property;

•

Vancouver based Shuma’s Auctions, specializing in rare and antique Japanese Fine Art and Collectibles;

•

Westbridge Fine Art, an auction house which specializes in Canadian and International Fine Art;

•

Ohio based Corcoran Fine Arts, involved in the private sale of Old Master and 19th and 20th century masterworks of art primarily in North America and Europe; and

•

Seahawk Auctions, one of the most prominent auction houses specializing in

Native Art and Artifacts.

We have also partnered with other service providers in the art, antique and collectible market place in order to further expand our business.  On July 27, 2004 and August 11, 2004 we announced that we had entered into agreements with Invaluable Ltd. and Artfact Inc., respectively, to conduct their auctions on-line.  Invaluable Ltd. is a provider of information services relating to fine art, antiques and collectables, receiving catalogues from approximately 2,000 bricks and mortar salerooms around the globe.  It has been active in the auction market since 1989, alerting dealers and collectors to items coming up for sale at auction houses worldwide.  Artfact was founded in 1986 and maintains a database that is one of the most comprehensive sources of information for the auction world.  Available by subscription to both institutional and private users, it is the only service licensed by traditional auction houses to aggregate and publish unabridged catalogs including photographs, expert research, and the actual selling price of each item.  Subscribers to these services, which include collectors, dealers, museums and heritage bodies, will now be able to link with bidders through eBay using the services of iCollector.com.

The majority of our services relating to the antique and collectible business and the broadcast of auctions on eBay Live Auctions are dependant on eBay, the performance of its live auction platform, its continued operation of the platform, and our working relationship with it.  A disruption in any of the above may have a material adverse affect on our results of operations.

NAALive

We have partnered with the National Auctioneers Association (“NAA”) to serve as its exclusive online auction contractor to broadcast business and industrial equipment auctions for its members on the website www.NAALive.com.  We provide these services to NAA’s 7,000 members with technology that we have developed.  This platform is the only web cast technology for live online auctions endorsed by the National Auctioneers Association.

Founded in 1948, the NAA membership is comprised of approximately 7,000 auctioneers worldwide with members in every state in the United States.  NAA members represent every facet of the auction industry, including, but not limited to, real estate, automotive, fine art, livestock, equipment and manufacturing.

We charge NAALive clients a fee of $125 per auction plus 1.5% of the value of the products sold online and we pay the NAA up to 20% in joint marketing fees.  Through NAALive, we facilitated 164 auction sessions in 2004.

As with our iCollector operations, we have developed similar technology, systems and processes to manage the back-end of auction operations and to broadcast live auctions over the Internet, applying our experience in managing and operating auction houses with Internet broadcasting capabilities.  Our technology enables auctioneers run auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

Like our relationship with eBay Live Auctions, our relationship with the NAA is important to us.  If the NAA ceased allowing us to host its auctions, it would have a material adverse effect on our results of operations.

Point of Sale (POS) Software and Services

We also earn revenues from our subsidiary, Rapidfusion Technologies, Inc.  We acquired this subsidiary in October 2003.  Rapidfusion has developed point-of-sale software and services for retailers.  Users of these products and services may select from the following packages that we offer:

•

The POS2004 Professional Single-User (Retail $3,000) is our full-featured version for medium to large stores needing a comprehensive standalone point of sale solution and is upgradeable to multi-user version.

•

The POS2004 Professional Multi-User (Retail $3,750) is for medium to large stores requiring two or more terminals in one complete point of sale solution (back office terminal for inventory management, store-front terminals for sales processing).

•

The POS2004 Professional Head Office Solution (Retail $4,000) is designed to manage multiple store branches from one central terminal.   This version includes central control for purchase orders, inventory control, and customer database, and is able to consolidate data and track sales for multiple store branches.

Competition

We face competition from traditional auctioneers and from online auction companies that seek to use the Internet to sell or auction surplus capital assets, equipment, art or collectibles.  The Internet auction industry is rapidly evolving, and intensely competitive, and we expect competition to intensify in the future.  A variety of auction web sites are presently available on the Internet that are dedicated to facilitating person-to-person and business-to-person transactions on a bid-based format.  These auction services allow sellers to post merchandise on their web sites and buyers to locate items and submit bids online.  These services generally organize merchandise by categories and provide descriptions, pictures, or video clips of merchandise offered for sale.

Most of our current and potential competitors have larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established companies.  Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we do.  In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

We cannot assure you that we will be able to compete successfully against current or future competitors, and competitive pressures faced by us could harm our business, operating results and financial condition.  We do not currently represent a significant competitive presence in the on-line auction industry.

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

Intellectual Property

We have developed the majority of our software internally.  We have taken measures to protect our intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to deploying a trans-modular development schedule where individual modules of software developed or coded by employees or contractors have no stand-alone benefits until they are integrated with at least three independent modules.

We have registered the following Internet domain names:

-

ableauctions.com

-

ableauctions.net

-

directcloseout.com

-

directsurplus.com

-

europeexcite.com

-

icollector.com

-

icollector.ca

-

icollectorlive.com

-

icollectorlive.ca

-

icollectorliveauctions.com

-

itrustee.com

-

itrustee.ca

-

itrustees.com

-

naaliveauctions.com

-

rapidfusion.com

-

rapidfusion.ca

-

softwarealley.com

-

unlimitedcloseouts.com

-

unlimitedcloseoutsinc.com

We currently use common law copyright, trademark, service mark, and trade secret laws and contractual restrictions to protect our proprietary rights.  We plan to apply for copyright, trademark and service mark registrations when we deem such registrations to be appropriate.  We cannot assure you that the measures we take to protect our intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

Employees

As of December 31, 2004 we had a total of 36 staff persons, including 18 full time staff, 17 consultants and 1 part-time employee.  In addition to management, we employ sales people, administrative staff, and development and technical personnel.  From time to time, to further reduce expenses we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  We grant some of our employees and consultants stock options.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.

Risk Factors

Our business is subject to a number of risks as outlined below.  An investment in our securities is speculative in nature and involves a high degree of risk.  You should read this annual report carefully and consider the following risk factors:

We depend on eBay for revenue and uninterrupted Internet access and may be harmed by the loss of any such service.

We rely heavily on eBay’s servers for uninterrupted Internet access and the ability to offer our customers live auction technology that accesses eBay’s clients.  Our agreement with eBay governs the conduct of auctions on eBay’s website and may be terminated instantly or on short notice.  Our business is dependent on eBay’s uninterrupted Internet access, its servers and its continued operation of the live auction platform on eBay Live Auction.  The loss of any of these services or agreement will have a material adverse effect on our business, financial condition, and operating results.  We cannot assure you that we would be able to obtain these services from other third parties or that we can renew our eBay agreement.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2004 that our operating expenses exceeded our revenues and that without realization of additional capital or the attainment of profitable operations, there was substantial doubt about our ability to continue as a going concern.  As of December 31, 2004, our accrued deficit was $25,366,953.

Our operating results fluctuate significantly and may be impacted by seasonal factors.  This makes it difficult to accurately predict what the revenues from our operations will be.

Our operating results have varied on a quarterly basis during our operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.  Factors that may affect our quarterly operating results include

•

our ability to attract new clients to use our services;

•

the announcement or introduction of new sites, services and products by our competitors;

•

the success of our marketing campaigns;

•

price competition;

•

the level of use of the Internet and online services;

•

our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•

the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

•

general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.  We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly.

Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and servers, Internet and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and businesses using our services.  Our success also depends on our abilities, and that of our vendors, to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

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

Our business is at risk for system failures that disrupt our operations.

Our success, and in particular our ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Substantially all of the computer hardware for operating our service is currently located at the facilities of Telus in British Columbia.  These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.  We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry sufficient business interruption insurance to compensate it for losses that may occur.  Any damage to or failure of the systems could result in reductions in, or terminations of, the Ableauctions service, which could have a material adverse effect on our business, results of operations and financial condition.

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

We anticipate that the Internet domain names “ableauctions.com” , “icollector.com”, “itrustee.com” and various others will be an extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change in the near future.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

Our success depends on the services of Abdul Ladha and key officers.

Our future success will depend on Abdul Ladha, our Chief Executive Officer and President.  The loss of Mr. Ladha could have an adverse effect on our operations.  We do not maintain insurance to cover the loss that may result from the death of Mr. Ladha.  Our future success will depend on our key officers.  The loss of key personnel could have an adverse effect on our operations.  We do not maintain insurance to cover losses that may result from the death of any of our key personnel.  Competition for qualified employees is intense.  Our inability to attract, retain, and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition, and results of operations.  Our financial situation may adversely affect our ability to retain existing personnel and attract new personnel.  We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

The market for broadcasting auctions, providing auction technology, liquidating inventory over the Internet and POS services is rapidly evolving and intensely competitive and we expect competition to intensify further in the future.

We believe that the market leaders and competitors in Auction Broadcast Services include BidSpotter, DoveBid, AMS Auction Management Solutions, eBay Live Auctions, Manheim Online, Copart Auto Auctions, Live Global Bid, ProxiBid, ABC – Auction Broadcasting Company, Bidder Central, Live Auctioneers, and other web sites that broadcast live auctions.  We will also compete with various online auction services.

We believe that the market leaders and competitors in Liquidation Services include GoIndustry, Bliquid, Liquidity Services Inc., Liquidation.com, Government Liquidation, Mazel, Big Lot Wholesale, McRae and Associates, CWC Inventories, Merchsource, Network Results, UK Surplus, Bid 4 Assets Inc., Dovebid, eBay, Excess Technologies, Overstock.com, American Merchandise Liquidators, Inc., Wholesale 411, Onsale.com, Surplus.net, and Surplex, and other companies and web sites that liquidate merchandise.

We believe that the market leaders and competitors in auction software services include Archtype Auction Software, Auction Flex, Auction Pay Inc., Auction Services, Computer Management Enterprises, C-U-S Business Systems, Inc., Dormier Software Enterprises, LuJohn’s Enterprises Inc. / BidderCentral Software, Proxibid, Inc., SoldII / Proven Software Inc., and other companies that provide software services.

We believe that the market leaders in Point-of-Sale (POS) software services include Retail Pro, Keystoke POS, Beringer Group, Microbiz, King Corp, Register5, Profitec, Intuit, Aralco, Microsoft, Tomeron and other companies that provide POS services.

We believe that the principal competitive factors in the online auction and liquidation markets are volume and selection of goods, population of buyers, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools, and system reliability.  Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources than us.

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

The law relating to the liability of providers of online services for activities of their users on the service is currently unsettled.  There can be no assurance that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users through our service.  The imposition of potential liability on us for unlawful activities of users of our services could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or or to discontinue certain service offerings.  Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

In addition, our success depends largely on sellers reliably delivering and accurately representing the working condition of auctioned goods and buyers paying the auctioned price.  While we can suspend the accounts of users who fail to fulfill their obligations, beyond crediting sellers with the amount of their fees in certain circumstances, we do not have the ability to otherwise require users to make payments or deliver working goods and we do not compensate users who believe they have been defrauded by other users.  Any resulting litigation could be costly for us, divert management’s attention from our business and could result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

We conduct much of our business online, however such activities may not be secure.  If a breach of security occurred, our reputation could be damaged and we could be sued.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Currently, a significant number of Ableauctions users authorize us to bill their credit card accounts directly for all transaction fees charged by us.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by us to protect customer transaction data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and, therefore, on its business, results of operations and financial condition.

Our stock price is subject to extreme volatility.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company’s quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company’s control. Further, the stock markets in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  The trading prices of many technology companies’ stocks do not reflect valuations.  There can be no assurance that trading prices and valuations will be sustained.  These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of the Company’s operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the common stock.  In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

The market price of our common stock may be adversely affected if too much of it is sold at once.

Sales of substantial amounts of the Company’s common stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price of the common stock.  Such sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate.

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

Our investments are subject to investment risks.

We have invested a certain amount of our cash in various securities, real estate, bonds, income trusts and equities.  Management does not have expertise in making investments of this nature.  If these investments decline in value, we may suffer significant losses.

Our management has no history of managing investment portfolios.  If management makes an inadvisable investment, our operations could be materially adversely impacted.  All of our investments are subject to market risks and their values may go up or down daily depending on factors affecting their respective markets, which we cannot control.  Dividends and distributions are not guaranteed and may be terminated or reduced at any time.  Even if dividends or distributions are maintained, the gains made from the dividends or distributions may be wiped out by a decline in the price of the security.  Price changes may occur in the market as a whole, or they may occur in only a particular company, industry, or sector of the market.  Real estate values can be seriously affected by factors such as interest rate fluctuations, bank liquidity, the availability of financing, and by regulatory or governmentally imposed factors such as a zoning change or an increase in property taxes.  Since the majority of our investments are held in Canadian funds, currency fluctuations may affect the value of our portfolio significantly.  There can be no assurance that the securities in which we have invested will increase in value.

A majority of our obligations, investments and expenditures with respect to our operations are incurred in a foreign currency which is subject to currency exchange rates.

While our financial results are quantified in U.S. dollars, a majority of our obligations, investments and expenditures with respect to our operations, however, may be incurred in Canadian dollars.  We may have market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

The Company intends to acquire businesses, technologies, services or products that the Company believes are strategic.  There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business.  The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition.  Any such future acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

We may be unable to adequately protect our intellectual property.

The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company’s technology or to deter independent third party development of similar technologies.  The Company will pursue the registration of its trademarks and service marks in the U.S. and Canada.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company’s services are made available online.  The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.  While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company’s proprietary rights or reputation, which could have a material adverse effect on the Company’s business, results of operations and financial condition.  The Company will also rely on certain technologies that it licenses from third parties.  There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms.  The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company’s business, results of operations and financial condition.

Infringement of proprietary rights.

There can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Company’s industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company’s business, results of operations and financial condition.

We have been sued for claims relating to our discontinued operations and we may have more such claims.

In 2002 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, we also ceased operations in San Mateo and San Francisco, both operating under Ableauctions.com (Washington) Inc.  In connection with such cease of operations, we have received a number of claims from various persons claiming that they are creditors entitled to be paid.  Seven such claimants have instigated lawsuits against us and six have received judgments ranging from $737.28 to $26,084.54.  In the aggregate these seven claimants are claiming, in the aggregate approximately $68,045.57.  We cannot assure you that no additional claims will arise from the discontinued operations.  Furthermore, subsequent claims may force us to place our Washington operations into formal bankruptcy.

In preparing our financials, earnings and guidance and management reports, we use a number of models, sources and factors that may be volatile and may generate inconsistent outcomes depending on how they are applied requiring us to restate our financials, reports and guidance.

We rely on a number of models, sources and factors in the preparation of our financials, earnings guidance and management reports, including those used by our advisors, accountants, and brokerage houses in the reporting investment income and costs, that may be subjective and very volatile.   We also rely on models such as the Black & Scholes option pricing model, a model developed by Fischer Black and Myron Scholes, to gauge whether options contracts are fairly valued. It, along with other models and financial tools,  incorporates such factors as the volatility of a security’s return, the level of interest rates, the relationship of the underlying stock’s price to the strike price of the option, and the time remaining until the option expires.  There are numerous variables to consider in the use of the models, each able to affect the outcome of results significantly from one day to another.  There can be no assurance that outcome from assumptions and calculations made by one party will be consistent with those made by another, or from one time period to another, will yield similar results or arguably different results, requiring us to restate our financials, our reports, or update our guidance.

Item 2.

Description of Property

At December 31, 2004, we leased 8,000 square feet of showroom and office space at 1963 Lougheed Highway, Coquitlam, British Columbia.  The monthly rental payments were $5,681.  The landlord was Bullion Reef Holdings Ltd., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent payments were below market, as verified independently by Burgess Austin valuators.

On February 24, 2005, we, through our assignee and wholly owned subsidiary 0716590 B.C. Ltd., exercised an option to purchase this property.  On the date of purchase, the building had two tenants besides us.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  We paid the purchase price in cash.  The property consists of 19,646 square feet of commercial space and 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The property currently serves as our headquarters.  A portion of the property continues to be leased to the remaining two tenants.

We currently maintain a small business office located at 1222 - 46th Ave E, Fife, Washington 98424 as our headquarters in the United States.  This office is provided to us free of charge.

We currently maintain two small business offices that service our iCollector clients.  One office is located at 1589 Niagara Street, Buffalo, New York and the second is located at 50 Sweetbriar Drive, Kitchener, Ontario, Canada.  This office space is provided to us without charge.

We lease 2,500 square feet of office space located at 408-C Bryant Street, Ojai, California.  The monthly payments are $675.  The facility serves as the company’s operating office for Unlimited Closeouts Inc.  The lease, effective February 2004, is for one year and automatically renewed unless cancelled by either party with notice.

We rent storage space, ranging from 1,000 square feet to 3,000 square feet, and up to a maximum of 64,000 square feet, from a customs bonded facility, Quantum Warehousing and Distribution Ltd., in Coquitlam, British Columbia.  We pay storage fees of approximately $6.50 per skid per month, or approximately $1 per square foot per month.

Item 3.

Legal Proceedings

In July 2004 our company and Mr. Abdul Ladha, our director and officer, were made aware that a default judgment had been entered against Mr. Ladha, in his absence, on February 25, 2004 in the Companies Court, Justice Chancery Division in the United Kingdom by the Secretary of State for Trade and Industry.  The underlying proceeding was filed by former creditors of our subsidiaries, iCollector PLC and Interactive iCollector Ltd.  The judgment is for approximately $8,667 and bars each of Mr. Ladha, Robert Craig and Ron Miller from acting as a director of any company in the United Kingdom for a period of six years in accordance with the Company Directors Disqualification Act 1986.  We have retained the services of legal counsel in the United Kingdom to set aside the default judgment on the grounds that Mr. Ladha was never a director of the company in the United Kingdom, that he did not receive proper notice of the proceeding, and that he was not aware of the damages requested by the plaintiffs and therefore, never appeared.

In February 2005 a jury in the Supreme Court of the State of New York, County of New York, found in favor of the Company and iCollector.com Technologies Ltd. (iCollector) in the suit brought against Liveauctioneers LLC, and its Chief Executive Officer and founder, Julian Ellison.  The jury found that Mr. Ellison breached fiduciary duties owed to iCollector and further found that Liveauctioneers LLC, Mr. Ellison, and John Ralston engaged in unfair competition.  The jury returned a verdict awarding the Company and iCollector $417,300 in damages, which may be adjusted pending any appeal.

Item 4.

Submission of Matters to a Vote of Security Holders

No meetings of security holders were held during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low bid prices per share for our common stock for each quarter during the period from January 1, 2003 through December 31, 2004, as published by the American Stock Exchange and is set forth below.  The quotations merely reflect the prices at which transactions were proposed, and are not quarterly averages or do not necessarily represent actual transactions.  Prices do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarterly Common Stock Price Ranges

Quarter Ended	2003
	High	Low
March 31	$0.07	$0.05
June 30	$0.88	$0.72
September 30	$0.48	$0.43
December 31	$0.71	$0.67

Quarter Ended	2004
	High	Low
March 31	$1.04	$0.82
June 30	$0.67	$0.64
September 30	$0.47	$0.45
December 31	$0.87	$0.82

There were 597 record holders of our common stock as of March 15, 2005.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have not paid dividends on our common stock since our inception.  The decision to pay dividends on common stock is within the discretion of the Board of Directors.  It is our current policy to retain any future earnings to finance the operations and growth of our business.  Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the last quarter of the 2004 fiscal year.  Issuances of unregistered securities made during the first nine months of the 2004 fiscal year were reported in the quarterly reports we filed on Form 10-QSB.

Securities authorized for issuance under equity compensation plans

The Board of Directors has authorized the following equity compensation plans:

Ableauctions.com, Inc. 2002 Stock Option Plan for Directors.

In 2002, the Board of Directors adopted the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our directors.  On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 2,653,631.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more that 10% of all shares of common stock outstanding.    As of January 1, 2005, we were entitled to add an additional 454,711 shares to the Directors Plan, although we have not yet done so.  The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

Ableauctions.com, Inc. 2002 Consultant Stock Plan.

In 2002 the Board of Directors adopted the Ableauctions.com, Inc. 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in the Company’s growth by paying for such services with equity awards.  The total number of shares of common stock subject to the Consultants Plan was increased from 6,500,000 to 25,000,000 as approved by the Board of Directors in 2003.  The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

Ableauctions.com, Inc. 1999 Stock Option Plan.

In 1999 the Board of Directors adopted the Ableauctions.com, Inc. 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of the Company’s shareholders.  The total number of shares of common stock subject to the Option Plan was increased from 3,000,000 to 8,000,000 as approved by the Board of Directors and by our shareholders at the annual meeting held on July 15, 2003.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Persons eligible for awards under the Option Plan may receive, if they are eligible, incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

The following table illustrates, as of December 31, 2004, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2

Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	24,475,000	$0.40	525,000

Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	7,832,000	$0.40	168,000

Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	2,653,631	$0.40	0

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Overview

We operate an excess inventory liquidation business and we facilitate on-line auctions.  Our headquarters are in Coquitlam, British Columbia, however our liquidation business is located in California and we maintain a small office in Fife, Washington.

Our plan when we acquired Able Auctions (1991) Ltd. in August 1999 was to expand its operations by purchasing bricks and mortar auction businesses throughout North America and developing the technology to allow them to broadcast their call auctions over the Internet.  However, after making several acquisitions we decided to abandon this strategy, due to the high cost of maintaining the auction businesses.  Instead, we turned our efforts to developing software that would allow us to host auctions on-line.  This technology has been developed.  During 2004 we entered into an agreement with the National Auctioneers Association to host on-line auctions for its members and we use this technology for those auctions.  In 2003, we began a relationship with eBay.  Our subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd. use eBay’s Live Auction Platform to provide services to arts, collectible and antique auction houses that allow these institutions to broadcast their auctions over the Internet.  The fees we earn from these auction broadcasts are split equally with eBay.

In 2004 we entered the business of liquidating excess inventory.  Depending on the service we provide, we can either purchase the inventory and re-sell it, or we can act as a broker between the seller and a purchaser.  Our sales revenues during the 2004 increased significantly, primarily as a result of our liquidation business.  We are currently dependent on two individuals to operate our liquidation business.  If we were to lose the services of these individuals, it could have a material adverse effect on this sector of our business and on our results of operations.

During 2004 we also acquired Rapidfusion Technologies, Inc.  Rapidfusion Technologies, Inc. has developed point-of-sale software and services for retailers.

We intend to continue to expand our business by increasing the number of auctions we hold on-line, and by finding lucrative liquidation opportunities.  We continually contact auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions we host.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who need to dispose of merchandise quickly.  However, our business will be adversely affected by any downturn in the general economy of the United States, from which we derived most of our revenues during the 2004 fiscal year.  A downturn in the economy of the United States would likely affect the capital available for purchasing goods that are not necessities.  There can be no assurance that we will be able to increase our revenues from operations.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements.  These important accounting policies require management’s most difficult, subjective judgments.

Foreign Currency Translation

We have operations in both Canada and the U.S. with significant transactions in the currencies of both countries.  Consequently, we are exposed to and have experienced significant gains and losses in respect to foreign exchange.

We account for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”.  Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary and non monetary assets and liabilities are included in income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

Financial statements of our Canadian subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities.  Our investments in the structural capital of the Canadian subsidiaries have been recorded at the historical cost in U.S. dollars.  The resulting gains or losses are reported as a separate component of stockholders’ equity.  The functional currency of the Canadian subsidiaries is the local currency, the Canadian dollar.

Marketable Securities

The bulk of our assets are presently held in the form of marketable securities.  These investments generate significant revenues for us.

Our marketable securities consist of term deposits, bonds, income trusts and equity components.  These investments are recorded on the balance sheet at fair value and are recorded on the statement of cash flows as a component of operating activities.  These investments represent a substantial portion of our overall income, and accordingly unrealized and realized income and losses from these investments are included in the statement of operations.

Revenue Recognition

A substantial portion of our revenues are earned through non-traditional sources, particularly internet auctions.  Our policies with respect to the timing and amount of revenue recognition from our auction activities are critical to an understanding of our financial statements.

Our net revenues result from fees and revenue associated with Internet based listing fees and auction activities.  Internet related listing fees are derived principally from enabling independent auction houses to simultaneously broadcast their auctions over the Internet.  These fees are recognized upon successful completion of each individual auction when the final terms of sales and commissions have been determined.

We generally earn revenues from our auction activities either through consignment sales, or through sales of inventory we purchase.  For consignment sales, we earn auction fees charged to consignees, and buyer’s premiums charged to purchasers, determined as a percentage of the sale price.  For inventory sales, we earn a profit or incur a loss on the sale, to the extent the purchase price exceeds or is less than the purchase price paid for such inventory.

For each type of auction revenue, an invoice is rendered to the purchaser, and we recognize revenue, at the date of the auction.  The auction purchase creates a legal obligation upon the purchaser to take possession of, and pay for the merchandise.  This obligation generally provides us with reasonable assurance of collection of the sale proceeds, from which our earnings are derived, including the fees from consignees and purchasers, as well as resale profits.

Segmented information

We operate a business with an international scope and in particular we have a significant business presence in both Canada and the U.S.

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, we make required disclosures of information regarding our geographic segments.

Stock Based Compensation

The granting of stock options represents a very significant source of financing for us.  Consequently, the accounting policies by which we account for these options is critical to an understanding of our financial statements.

We have chosen to account for stock based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee is required to pay for the stock.

We adopt the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.

Results of Operations

Year ended December 31, 2004 compared to the Year ended December 31, 2003, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2004, we had revenues of $4,423,171 as compared to revenues of $614,932 during the year ended December 31, 2003, an increase of 619%.  Cost of sales were 71% of our revenues for the year ended December 31, 2004, compared to 29 % during the same period in 2003.

The substantial increase in revenues was primarily attributable to our expansion into the business of liquidating unwanted business inventory through iTrustee, Unlimited Closeouts and Jarvis Industries, which accounted for $3,990,581 or 90% of total revenues.   We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.  The increase in the cost of sales as a percentage of revenue is attributable to the strong performance of our business in inventory liquidation, which realizes lower gross profit margins than our auction broadcasting services.

We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues as our liquidation services continue to expand.

Operating Expenses.  Operating expenses totalled $1,469,767 for the year ended December 31, 2004 as compared to $ 894,004 for the year ended December 31, 2003.  Our operating expenses were higher than the previous year as a result of increases in legal and accounting fees, advertising and promotions, commissions, salaries and benefits, and rent, utilities and maintenance expenses.

Gross Profit.  Cost of goods sold were $3,141,596 for the year ended December 31, 2004 as compared to $175,171 for the year ended December 31, 2003.   Gross profit was $1,281,575 or 28.9% of total revenue for the year ended December 31, 2004 as compared to $439,761 or 71.5% of total revenue for the year ended December 31, 2003.  The decrease in gross profit as a percentage of revenue reflects the performance of the liquidation services group, Unlimited Closeouts, iTrustee and Jarvis Industries, which realize lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions. We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Net Income.  We had a net income of $421,246 or $0.007 per share for the year ended December 31, 2004 as compared to a net income of $144,516 or $0.004 per share for the year ended December 31, 2003, an increase of 191%.

Liquidity and Capital Resources

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2005:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	1,000,000
Servers and operating systems	150,000
Working Capital	500,000
Required Capital:	$ 2,000,000

Our revised operating and capital budget for the fiscal year ending December 31, 2005 is estimated to be approximately $2,000,000.  As of December 31, 2004, we had working capital of $10,898,432.

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

Since 1999, we have funded our activities principally from any cash flow generated from operations, investments, a loan from our Chief Executive Officer, the private placement of our securities and the exercise of stock options.

In 2003, we had working capital of $4,590,130.  In 2004, our working capital increased to $10,898,432.  We had cash and cash equivalents of $182,305, marketable securities of $8,376,096, accounts receivables of $1,061,963, loans receivable of $252,745, inventory of $961,345, prepaid expenses of $183,616, and current portion of notes receivable of $71,544 at December 31, 2004.  We anticipate that trade accounts receivables and inventory may increase during the year 2005 as we increase the number and frequency of our auctions, and as we expand our other business operations.  Cash flow used for operating activities, including marketable securities, required $6,190,341 during the year ended December 31, 2004.  Our cash resources may decrease if we complete additional acquisitions during 2005, or if we are unable to maintain positive cash flow from our business through 2005.  We only intend to continue our acquisition program if additional financing is available.

Cash flow used for discontinued operations required $5,157 during the year ended December 31, 2004.

Cash flow for investing activities during the year ended December 31, 2004 required $287,008, relating primarily to the purchase of fixed assets.  Cash flow from financing activities during the year ended December 31, 2004, was $5,855,170, consisting primarily of the issuance of common stock with a value of $3,000,000 and the exercise of stock options of $2,199,765.

A significant addition to cash made available for our operations came from our investment portfolio.  As of March 15, 2005, the value of our investment portfolio was $8,833,545 consisting of cash, real estate, bonds, income trust and equities.  In February 2005 our subsidiary, 0716590 B.C. Ltd., exercised an option to purchase the commercial and residential building in which our headquarters are located.  The price for the property, which was paid in cash, was $2,221,316.

As of March 15, 2005, our investment portfolio included the following:

Type	Value	% of Portfolio
Cash	$ 41,433.25	.47%
Real Estate	$ 2,221,316.00	25.13%
Bonds	$ 2,887,347.77	32.70%
Income Trusts	$ 3,577,460.51	40.50%
Equities	$ 105,988.35	1.20%
Total	$ 8,833,545.88

During the fiscal year ended December 31, 2004, we received income of $346,212 from our investments.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

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

Item 8A.

Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 8B.

Other Information.

Not applicable.

PART III

Item 9.

  Directors, Executive Officers, Promoters and Control Persons;

  Compliance With Section 16(a) of the Exchange Act

Abdul Ladha, Age 43

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

Barrett E.G. Sleeman, P.Eng., Age 64

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

Dr. David Vogt, Age 48

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

Michael Boyling, Age 48

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

While we believe that members of our Board of Directors each have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes therefore, no one on our Board of Directors can be deemed to be an audit committee financial expert.  In forming our Board of Directors approximately five years ago, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Our business model is not complex and our accounting issues are straightforward.  Responsibility for our operations is centralized within our executive management.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, the Company is not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

The Company does not have a plan to compensate its directors, however, during the fiscal year ended December 31, 2004, Barrett Sleeman, Michael Boyling and David Vogt each received options to purchase 250,000 shares of the Company’s common stock at a price of $0.40 per share and Abdul Ladha received an option to purchase 1,500,000 shares of the Company’s common stock at a price of $0.40 per share.  The options expire in 2009.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Barrett Sleeman, Michael Boyling and David Vogt each reported the exercise of options to purchase 50,000 shares of the Company’s common stock and the subsequent sale of those shares on April 5, 2004 rather than by April 3, 2004.  The transactions occurred on April 1, 2004 and April 2, 2004.  Messrs. Sleeman, Boyling and Vogt also filed form 5s on February 23, 2005 (rather than on February 14, 2005) reporting the receipt of options on November 16, 2004.  The options were granted at an exercise price of $0.40.  The options have a ten year term.  Each director was granted the right to purchase 250,000 shares of common stock.

Abdul Ladha reported the exercise of options to purchase 187,525 shares of the Company’s common stock and the subsequent sale of those shares on April 5, 2004 rather than by April 3, 2004.  The transactions occurred on April 1, 2004 and April 2, 2004.  Mr. Ladha also filed a form 5 on February 23, 2005 (rather than on February 14, 2005) reporting the receipt of an option on November 16, 2004.  The option was granted at an exercise price of $0.40.  The option has a ten year term.  Mr. Ladha was granted the right to purchase 1,500,000 shares of common stock.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics will be provided to any person without charge, upon request.  Requests should be addressed to Mr. Abdul Ladha, c/o Ableauctions.com, Inc. 1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8.

Item 10.

Executive Compensation

The table below shows, for the last three fiscal years, compensation paid or accrued to the Company’s chief executive officer and the four most highly paid executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compen- sation(2)
ABDUL LADHA(3) President and CEO	2004 2003 2002	72,850 71,054 144,309	Nil Nil Nil	Nil Nil Nil	1,500,000 1,000,000 500,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

JEREMY DODD(4) Secretary-Treasurer and Chief Operating Officer	2002	87,500	Nil	Nil	100,000	Nil	Nil	Nil
RANDY EHLI(5) Director & President of Subsidiary	2002	110,004	Nil	Nil	300,000	75,000	Nil	12,000
BRETT JOHNSTON(6) Vice-President, California Operations and Secretary of Subsidiary	2002	83,328	Nil	Nil	Nil	50,000	Nil	Nil
JULIAN ELLISON(7) CEO and Director of iCollector	2002	102,398	Nil	Nil	Nil	Nil	Nil	Nil

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

(6)

Vice-President, California Operations of subsidiary from March 29, 2001 to present and Secretary of subsidiary from July 26, 2000 to July 2002.

(7)

CEO and Director of iCollector.  Resigned November 27, 2002.

Option Grants in the Last Fiscal Year

During the fiscal year ended December 31, 2004, the Company granted the following stock options to named executive officers and directors while serving in their designated capacities:

Option/SAR Grants for Last Fiscal Year-Individual Grants(1)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Abdul Ladha Michael Boyling David Vogt Barrett Sleeman	1,500,000 250,000 250,000 250,000	10.8% 1.8% 1.8% 1.8%	$0.40 $0.40 $0.40 $0.40	2009 2009 2009 2009

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Option/SAR Officer Exercises for Last Fiscal Year
Name	Number of Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options Exercisable/Unexercisable	Value of Unexercised- In-the-money Options Exercisable/Unexercisable
Abdul Ladha	562,575	$348,588	2,387,475/0	$893,610/0
Barrett Sleeman Michael Boyling David Vogt	150,000 150,000 150,000	$93,514 $93,460 $93,523	450,000/0 450,000/0 450,000/0	$171,500/0 $171,500/0 $171,500/0

Employment Agreements

We have an employment agreement with our Chief Executive Officer, Abdul Ladha, that is dated April 1, 2002.  The term of the agreement commenced as of April 1, 2002 and will continue until Mr. Ladha dies or is permanently disabled, we terminate the agreement for cause, we and Mr. Ladha mutually agree to terminate the agreement, Mr. Ladha elects to terminate the agreement or we elect to terminate the agreement.  If Mr. Ladha elects to terminate the agreement, he must give us at least 90 days written notice of his intent to terminate.  If we elect to terminate the agreement, we must give Mr. Ladha written notice equal to no less than the greater of one year or two months for each year of completed service.  In lieu of such notice, we can pay Mr. Ladha compensation for the notice period.  Mr. Ladha’s cash compensation is $156,000 per year, which may be increased by the Board.  Mr. Ladha also receives an automobile allowance of $500 per month and, upon execution of the agreement, he was granted options to purchase 1,000,000 shares of our common stock.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 15, 2005, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership of Securities	Percent of Class(2)

Abdul Ladha, Director and Executive Officer	2,387,475(3)(4)	3.83%
Barrett Sleeman, Director	457,200 (4)	0.73%
Dr. David Vogt, Director	457,200(4)	0.73%
Michael Boyling	457,200(4)	0.73%

All current directors and executive officers as a group (4 persons)	3,759,075	6.03%

_________________________

*

Represents less than 1%.

(1) The address of each of the following individuals is, c/o Ableauctions.com, Inc., 1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8.

(2) Based on an aggregate of 62,366,834 shares outstanding as of March 15, 2005.  Where a named person holds options or warrants to purchase shares of common stock of the Company, the number of shares that may be issued under those options or warrants are added to the figure 62,366,834 to calculate the percentage held by that person.

(3) Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust.  Hamilton Trust Company Limited is the trustee of the Ladha (1999) Family Trust.  Mr. Ladha disclaims beneficial ownership of the 3,006,875 shares held by the Ladha (1999) Family Trust.

(4) Consists of stock and options exercisable to acquire shares of common stock.

To our knowledge, none of the Company’s directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 12.

Certain Relationships and Related Transactions

Before acquiring Rapidfusion Technologies Inc. (“Rapidfusion”) in October 2003, we obtained services from Rapidfusion.  In 2001, Rapidfusion was controlled by Abdul Ladha, our President and Chief Executive Officer, in his capacity as the President and Chief Executive Officer of Dexton Technologies.  In the fiscal year ended December 31, 2003, we paid Rapidfusion the sum of approximately $63,848 for services before we completed the acquisition transaction.

In August 12, 2002, we entered into a joint venture with three of our directors, Abdul Ladha, Randy Ehli and Michael Boyling, to acquire approximately $345,000 of fine crystal and china from a bankruptcy estate.  In forming the joint venture, we, Abdul Ladha and Randy Ehli paid identical capital contributions and each was entitled to receive 27% of the venture’s net profits.  Michael Boyling was entitled to receive 19% of the venture’s net profits.  In January 2003, we bought out Randy Ehli’s interest for $60,000 and we now hold a 54% interest in the joint venture.  Abdul Ladha and Michael Boyling currently hold 27% and 19% interests respectively in the joint venture.  Net profits are defined as gross revenue less costs associated with liquidation (marketing, advertising, commission, auction fees, mall rent) less a 15% overhead fee paid to us for handling the inventory.

On October 11, 2002, we assigned a $285,000 receivable to Abdul Ladha, our President and Chief Executive Officer, who in turn, reassigned it and secured a loan against it from the Canadian Imperial Bank of Commerce.  We used the loan proceeds to reduce debt and for general corporate purposes.

In 2002, we borrowed funds from a $1 million line of credit made available to us by Abdul Ladha, our President and Chief Executive Officer, secured by our assets Company and those of our subsidiaries.  As of December 31, 2002, the amount of the loan was $199,679.  As of December 31, 2003, the amount of the loan was $0.

At December 31, 2004, we leased 8,000 square feet of showroom and office space at 1963 Lougheed Highway, Coquitlam, British Columbia.  The monthly rental payments were $5,681.  The landlord was Bullion Reef Holdings Ltd., a private company wholly-owned by Hanifa Ladha, who is the wife of our President, Abdul Ladha.  The rent payments were below market, as verified independently by Burgess Austin valuators.

On February 24, 2005, we, through our assignee and wholly owned subsidiary 0716590 B.C. Ltd., exercised an option to purchase this property.  On the date of purchase, the building had two tenants besides us.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  We paid the purchase price in cash.  The property consists of 19,646 square feet of commercial space and 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The property currently serves as our headquarters.  A portion of the property continues to be leased to the remaining two tenants.

ITEM 13.

Exhibits

2.2	Rapidfusion Share Purchase Agreement (6)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registrant’s Registration Statement on Form 10-SB).(1)
3.2	Bylaws (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form 10-SB).(1)
10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8.(3).
10.2	2002 Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-KSB) (2)
10.3	2002 Consultant Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8) (4)
10.4	Purchase Agreement for Real Property between Bullion Reef Holdings, Ltd. and 0716590 B.C. Ltd.(7)
10.5	Agreement between the Registrant and Brean Murray & Co., Inc. dated March 8, 2005(8)
10.6

Agreement between the National Auctioneers Association and iCollector.com, Technologies Inc dated March 18, 2004 (The Registrant has omitted certain portions of this exhibit pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Securities and Exchange Commission.)(9)

14	Code of Ethics(10)
21	Subsidiaries of Ableauctions.com, Inc*.
23	Consent of Cinnamon Jang Willoughby & Company*
31	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer and Chief Financial Officer*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer*

* Filed herewith.

(1) Incorporated by reference to the Form 10-SB filed by the registrant with the Securities and Exchange Commission by the registrant on November 18, 1999.

(2) Incorporated by reference to the Form 10-KSB for the fiscal year ended December 31, 2002 filed by the registrant with the Securities and Exchange Commission on March 27, 2003.

(3) Incorporated by reference to the Form S-8 Registration Statement filed by the registrant with the Securities and Exchange Commission on June 13, 2003.

(4) Incorporated by reference to the Form S-8 Registration Statement filed by the registrant with the Securities and Exchange Commission on May 8, 2002.

(5) Incorporated by reference to the Form 10-QSB for the quarter ended March 31, 2003 filed by the registrant with the Securities and Exchange Commission on May 15, 2003.

(6) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on October 24, 2003.

(7) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on February 28, 2005.

(8) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on March 18, 2005.

(9) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 14, 2004.

(10) Incorporated by reference to the Annual Report on Form KSB for the fiscal year ended December 31, 2003 filed by the Registrant on March 30, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2004: $36,657; Fiscal Year Ended December 31, 2003: $ 26,555.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2004: $18,475; Fiscal Year Ended December 31, 2003: $ 7,587.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

HLB

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Ableauctions.com, Inc.:

We have audited the consolidated balance sheets of Ableauctions.com, Inc. as at December 31, 2004 and 2003 and the consolidated statements of stockholders' equity, income and deficit and for each of the two years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as at December 31, 2002 and for the year then ended were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated March 18, 2003.

                                                                                    “Cinnamon Jang Willoughby”

Chartered Accountants

Burnaby, BC

March 18, 2005

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

	DECEMBER 31
	2004	2003

ASSETS
Current
Cash and cash equivalents	$182,305	$738,226
Marketable securities	8,376,096	2,877,201
Accounts receivable – trade, net of allowance	1,061,963	467,195
Loans receivable	252,745	214,614
Inventory	961,345	411,966
Prepaid expenses	183,616	39,780
Current portion of notes receivable	71,544	78,416
	11,089,614	4,827,398
Notes Receivable (Note 3)	4,992	65,347
Intangible Assets (Note 4)	108,333	-
Investment In And Advances To Joint Venture (Note 5)	-	131,316
Property and Equipment (Note 6)	594,303	413,858

	$11,797,242	$5,437,919

LIABILITIES
Current
Accounts payable and accrued liabilities	$138,757	$182,170
Deferred revenue	52,425	55,098
	191,182	237,268
Long Term
Investor Deposit (Note 11)	100,254	-
	291,436	237,268

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
61,621,065 common shares at December 31, 2004
49,845,020 common shares at December 31, 2003	61,621	49,845
Additional paid-in capital	36,751,076	30,972,186

Deferred Compensation	(15,954)	(46,161)
Deficit	(25,368,953)	(25,790,199)
Accumulated Other Comprehensive Income (Loss)	78,016	14,980
	11,505,806	5,200,651
Contingent Liabilities (Note 16)
	$11,797,242	$5,437,919

Approved By The Directors:

“Abdul Ladha”

“Barrett Sleeman”

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2004	2003

Net Revenues
Sales	$4,418,178	$601,037
Commissions	4,993	13,895
	4,423,171	614,932
Cost Of Revenues	3,141,596	175,171
Gross Profit	1,281,575	439,761
Operating Expenses
Accounting and legal	132,658	59,545
Advertising and promotion	119,876	62,733
Automobile and travel	70,223	17,542
Bad debts	39,212	82,814
Commission	316,847	7,219
Consulting	5,345	105,969
Depreciation and amortization of fixed assets	99,757	114,610
Insurance	14,330	51,317
Interest	-	8,177
Investor relations and shareholder information	29,791	3,568
Management fees, salaries and benefits	346,182	207,895
Office and administration	75,068	32,538
Rent, utilities and maintenance	130,042	79,396
Telephone and internet	90,436	60,681
	1,469,767	894,004
Loss Before Other Items	(188,192)	(454,243)

Other Items
Share of net income of joint venture	5,670	30,362
Investment Income	346,212	60,095
Expense recovery	-	225,927
Foreign exchange gain (loss)	298,476	147,000
	650,358	463,384

Income From Continuing Operations	462,166	9,141
Gain On Disposition Of Subsidiaries And Businesses (Note 7)	13,832	180,115
Loss From Discontinued Operations	(54,752)	(44,740)

Income For The Year	$421,246	$144,516

Basic And Diluted Earnings Per Share
Income from continuing operations	$0.008	$0.000
Income for the year	$0.007	$0.004

Weighted Average Number Of Shares Outstanding	55,679,946	38,498,358

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31
	2004	2003

Income For The Year	$421,246	$144,516

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	63,036	29,482

Consolidated Comprehensive Income	$484,282	$173,998

Basic And Diluted Comprehensive Income Per Share	$0.009	$0.005

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2004	2003

Cash Flows From Operating Activities
Income (Loss) for the year from continuing operations	$462,166	$9,141
Non-cash items included in net loss:
Depreciation and amortization	99,757	114,610
Stock based compensation	65,957	193,529
Joint venture share of income	(5,670)	(30,362)
	622,210	286,918
Changes in operating working capital items:
(Increase) Decrease in marketable securities	(5,498,895)	(2,877,201)
(Increase) Decrease in accounts receivable	(642,042)	(56,445)
(Increase) Decrease in inventory	(557,328)	(320,388)
Increase (Decrease) in prepaid expenses	(143,836)	(9,728)
Increase (Decrease) in accounts payable and accrued liabilities	32,223	(316,011)
Increase (Decrease) in deferred revenue	(2,673)	55,098
	(6,190,341)	(3,237,757)

Cash Flows From Investing Activities
Purchase of fixed assets, net	(280,202)	(13,518)
Proceeds on disposition of subsidiaries, net of cash divested	-	38,905
Loan advances	(116,518)	(251,726)
Investment in intangible assets	(108,333)	-
Investment in joint venture	136,986	46,019
Note receivable	81,059	38,828
	(287,008)	(141,492)

Cash Flows From Financing Activities
Advances from (repayments to) related party, net	-	(199,679)
Investor deposit received	100,254	-
Issuance of share capital	3,000,000	1,050,000
Exercise of warrants	555,151	337,820
Exercise of stock options	2,199,765	2,917,211
Share issuance costs	-	(195,079)
	5,855,170	3,910,273

Change In Cash And Cash Equivalents For The Year	(622,179)	531,024
Net Cash Used In Discontinued Operations	(5,157)	4,754
Cash And Cash Equivalents, Beginning Of Year	738,226	169,307
Effect Of Exchange Rates On Cash	71,415	33,141

Cash And Cash Equivalents, End Of Year	$182,305	$738,226

Supplemental Disclosures With Respect To Cash Flows (Note 12)

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2004

				ACCUMULATED	DEFERRED
			ADDITIONAL	OTHER	OPTION		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	PLAN		STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	COMPENSATION	DEFICIT	EQUITY

Balance, December 31, 2002	28,726,449	28,726	26,741,337	(14,502)	(97,674)	(25,934,715)	723,172

Private placement (Note 10a)	2,400,000	$2,400	$1,047,600				1,050,000
Share issuance costs			(195,079)				(195,079)
Exercise of warrants	648,571	649	337,171				337,820
Exercise of stock options	18,070,000	18,070	2,899,141				2,917,211
Deferred option plan compensation			-		51,513		51,513
Stock based compensation			142,016				142,016
Translation adjustment				29,482			29,482
Income for the year						144,516	144,516

Balance, December 31, 2003	49,845,020	$49,845	$30,972,186	$14,980	$(46,161)	$(25,790,199)	$5,200,651

Private placement (Note 10b)	4,615,385	4,615	2,995,385				3,000,000
Warrants issued to agent			19,478				19,478
Share issuance costs			(19,478)				(19,478)
Exercise of warrants	760,660	761	554,390				555,151
Exercise of stock options	6,400,000	6,400	2,193,365				2,199,765
Deferred option plan compensation					30,207		30,207
Stock based compensation			35,750				35,750
Translation adjustment				63,036			63,036
Income for the year						421,246	421,246

Balance, December 31, 2004	61,621,065	$61,621	$36,751,076	$78,016	$(15,954)	(25,368,953)	$11,505,806

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.

BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company is high-tech auction technology company and a liquidator based in British Columbia, Canada with operations in the United States and Canada.  The Company earns revenues by broadcasting auctions live over the Internet, through the sale of merchandise from its liquidation operations, from the installation of Point-of-Sale software, and from its investment portfolio.

The Company's operating subsidiaries at December 31, 2004 were:

Able Auctions (1991) Ltd., a Canadian-based auction business.

Ableauctions.com (Washington) Inc., a U.S.-based auction business.

652297 B.C. Ltd. (“ANO”), a Canadian-based hardware and network services business

            Rapidfusion Technologies Inc., a Canadian-based Internet auction business.

Icollector.Com Technologies Ltd., a Canadian-based Internet auction facility.

Jarvis Industries Ltd., a Canadian-based auction house.

ICollector International, Ltd., a US-based Internet auction business

Unlimited Closeouts Inc., a US-based liquidation business.

Itrustee.Com Technologies Ltd., a Canadian-based liquidation business

Itrustee.Com International, Ltd. a US-based liquidation business.

0716590 B.C.

Ltd., a Canadian-based real estate holding company.

2.

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

Financial statements of the Company's Canadian subsidiaries (see Note 1) are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities.  The Company's investments in the structural capital of the Canadian subsidiaries have been recorded at the historical cost in U.S. dollars.  The resulting gains or losses are reported as a separate component of stockholders' equity.   The functional currency of the Canadian subsidiaries is the local currency, the Canadian dollar.

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

e)

Marketable Securities

The company’s marketable securities consist of term deposits, bonds, income trusts and equity components.  These investments are recorded on the balance sheet at fair value and are recorded on the statement of cash flows as a component of operating activities.  These investments represent a substantial portion of the company’s overall income, and accordingly unrealized and realized income and losses from these investments are included in the statement of operations.

f)

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, loans receivable, notes receivable, and accounts payable and accrued liabilities, approximated fair value at December 31, 2004.

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

i)

Property and Equipment, Depreciation and Amortization

Property and equipment are recorded at cost.  The cost of property and equipment is depreciated using the declining balance method at the following annual rates:

Furniture, fixtures and equipment

20%

Computer equipment

10%

Computer software

10%

Vehicles

30%

Leasehold improvements are amortized using the straight-line method over the terms of the leases.

Effective July 1, 2003, the Company decreased the amortization rates of the computer equipment and software from 30% to 10% to more accurately reflect the estimated useful lives of these assets.

j)

Intangible Assets

Intangible assets consist of a non-competition covenant, and are recorded at cost and amortized on a straight-line basis over the life of the agreement.

k)

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

l)

Investment in Joint Venture

The Company accounts for its investment in joint venture on an equity basis.

m)

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

n)

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

o)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs".  As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

p)

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

q)

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

r)

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

s)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company adopts the disclosure provisions of SFAS 123 for stock options granted to employees and directors.  The Company discloses on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.

3.

NOTE RECEIVABLE

	2004	2003

i) Note receivable, repayable $5,338 per month, without interest, due July 31, 2005, secured by the pledge and escrow to the Company of the shares from the purchaser of the assets of Able Auctions (1991) Ltd.	$63,432	$143,763

ii) Note receivable, repayable $750 CAN per month, without interest, due August 31, 2006, related to the discontinued operations of ANO as described in Note 8a.	13,104	-

Less: Current portion	(71,544)	(78,416)

	$4,992	$65,347

4.

INTANGIBLE ASSETS

Intangible assets consist of payments made to three former principals of a company that was a direct competitor of Ableauctions.  In consideration of payments received, the former principals will cease any activities that directly compete with Ableauctions for a period of three years.

5.

INVESTMENT IN AND ADVANCES TO JOINT VENTURE

The Company has entered into a joint venture with three of its directors to acquire certain inventory for resale.  This arrangement was entered into by the Company with its directors due to the lack of capital available to finance the transaction.  Effective March 31, 2003, the Company’s share of the joint venture increased from 27% to 54%.  The Company paid $91,025 to the joint venture for its initial investment, and an additional amount of $60,000 for the increased investment.  Effective April 1, 2004, the Company purchased the remaining 46% interest of the joint venture from the directors for a total amount of $151,209, such that the Company assumed direct ownership of joint venture assets.

6.  PROPERTY AND EQUIPMENT

	2004			2003
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Furniture and fixtures	$81,517	$30,500	$51,017	$19,983
Computer equipment	1,162,532	817,727	344,805	286,601
Computer software	180,924	139,286	41,638	25,272
Vehicles	7,401	4,512	2,889	4,574
Leasehold improvements	103,948	38,037	65,911	77,428
Intellectual Property	99,763	11,720	88,043	-

	$1,636,085	$1,041,782	$594,303	$413,858

7.   DISCONTINUED OPERATIONS

a)

Effective September 1, 2004, the company abandoned the computer resale operations of 652297 B.C. Ltd., which operated as ANO Office Automation (ANO). The Company sold the exclusive right to the names of ANO and customer lists in consideration for payment of the greater of $750 per month or 3% of gross sales per month generated from clients in the ANO client database, to a maximum of $3,000 per month for a period of 2 years.  The minimum entitlement under the agreement of $13,553 ($18,000 CAN) has been recorded as Note Receivable.  The company reported a loss from discontinued operations of $54,752 in respect to the abandoned ANO business.

b) Effective January 1, 2003 the Company sold its 100% interest in Ehli’s Commercial/Industrial Auctions, Inc. (“Ehli’s”), for consideration of $154,000.  A balance of $94,000 was received in April 2003.  The remaining balance of $60,000 was settled as described in Note 12.

The carrying value of assets and liabilities of Ehli’s at the date of sale was as follows:

Cash	$139,658
Other assets	170,208
Liabilities	(412,899)

$(103,033)

The revenue and expenses of Ehli’s for the year ended December 31, 2002 have been presented as discontinued operations.

c)

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

d)

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

8.

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

9.

WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  A summary of changes in unexercised warrants during the 2004 and 2003 years is presented below:

	Warrants @ $0.40 (1)	Warrants @ $0.54 (2)	Warrants @ $0.44 (3)	Warrants @ $0.80 (4)	Warrants @ $0.80 (5)	Total

Outstanding, December 31, 2002	100,000	-	-	-	-	100,000

Granted during year	-	720,000	100,000	-	-	820,000

Exercised during year	(100,000)	(548,571)	-	-	-	(648,571)

Expired during year	-	-	-	-	-	-

Outstanding, December 31, 2003	-	171,429	100,000	-	-	271,429

Granted during year	-	-	-	1,384,615	100,000	1,484,615

Exercised during year	-	(71,429)	(100,000)	(489,231)	(100,000)	(760,660)

Expired during year	-	-	-	-	-	-

Outstanding, December 31, 2004	-	100,000	-	895,384	-	995,384

 (1) During the year ended December 31, 2002, the Company issued 100,000 warrants in exchange for legal services at a value of $17,730.  The warrants are convertible into common shares of the Company at a price of $0.40 per share up to June 30, 2004.  During the 2003 year all warrants were exercised.

(2) Exercisable until September 23, 2007, granted pursuant to private placement (Note 11(a))

(3) Exercisable until September 4, 2007, granted to agent for consulting services.

(4) Exercisable until December 30, 2007, granted pursuant to private placement (Note 11(b))

(5) Exercisable until December 30, 2007, granted to agent pursuant to private placement (Note 11(b))

10.

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

b)

Effective December 30, 2003, the Company completed a private placement of 4,615,386 units at a price of $0.65 per unit for gross proceeds of $3,000,000. The full amount net of share issuance costs was received in January 2004, and was reported in the 2004 year.  Each unit consists of one common share of the Company and 0.30 of a transferable share purchase warrant.  Each warrant entitles the holder to purchase one common share of the Company for a term of 4 years, at a price of $0.8021 a share.  In connection with the private placement, the agent was granted broker warrants to acquire up to 100,000 common shares of the Company at an exercise price of $0.8021 per share for a term of 4 years.  The company recognizes share issue costs of $19,478 during the 2004 year, representing the estimated fair market value of the warrants.

11.

INVESTOR DEPOSIT

The balance of investor deposit at December 31, 2004 represents amounts received from investors for which shares have not been issued yet.

12.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2004	2003

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$8,520

During the year ended December 31, 2004:

a)

The Company recorded $65,957 as stock compensation expense.

During the year ended December 31, 2003:

a)   The Company recorded $193,529 as stock compensation expense.

b)

The Company acquired an additional interest in the joint venture described in Note 6 at a cost of $60,000 in consideration for which it cancelled a receivable for proceeds on the sale described in Note 8(b).

13.

INCOME TAXES

The Company has net operating losses carried forward of approximately $12,141,000 which expire in years ranging from 2007 to 2024.  The Company has provided a full valuation allowance of approximately $4,613,000 on the deferred tax asset because of the uncertainty of realizability.

14.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the following payments were made to a company controlled by a director:

	2004	2003

Rent, leasehold improvements, and repairs and maintenance	$18,443	$72,200
Management fees	72,850	71,054

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

During the 2003 year, non-employee stock options were granted.  Total compensation costs of $142,016 were incurred based on options granted.  Options granted during the 2003 year vested immediately.  No non-employee stock options were granted during the 2004 year.

During the year ended December 31, 2004, stock based compensation expense of $65,957 (2003 - $193,529) was recognized in the consolidated statement of operations.

A summary of the Company's stock option plan and changes during 2004 and 2003 are presented below:

	2004		2003
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding, beginning of year	2,545,000	$0.28	4,305,000	$0.10

Granted	13,857,050	0.40	16,310,000	0.20
Exercised	(6,400,000)	0.37	(18,070,000)	0.17
Forfeited/Cancelled	(80,050)	0.37	-

Outstanding, end of year	9,922,000	0.39	2,545,000	$0.28

Weighted average fair value of options granted during the year		$0.30		$0.01

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

		AVERAGE
RANGE OF	WEIGHTED	REMAINING
EXERCISE	NUMBER	CONTRACTUAL	NUMBER
PRICE	OUTSTANDING	LIFE	EXERCISABLE

$0.15 – 0.25	1,015,000	4 years	1,015,000
0.36	3,357,000	4 years	2,107,000
0.40 – 0.50	5,550,000	4 years	2,300,000
	9,922,000		5,422,000

Compensation

Had compensation cost been recognized in respect to employee stock options on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net income (loss) and income (loss) per share would have been adjusted as follows:

	2004	2003

Income for the year
As reported	$421,246	$144,516

Pro-Forma	$203,822	$79,515

Basic and diluted earnings per share
As reported	$0.007	$0.004

Pro-Forma	$0.004	$0.002

The fair value of employee options granted during the 2004 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 82%, risk free interest rate of 4% and weighted average expected option terms of 5 years

The fair value of employee and non-employee options granted during the 2003 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 40%, risk free interest rate of 1% and weighted average expected option terms of 5 years.

16.

CONTINGENT LIABILITIES

a)

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business.  Except as disclosed below, in managements opinion none of these claims will have a significant effect on the Company’s financial condition.

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

17.

SUBSEQUENT EVENTS

a)

Subsequent to December 31, 2004, the Company, through its assignee and wholly owned subsidiary, 0716590 B.C. Ltd., exercised its option to purchase the commercial building and property that the Company currently leases for its head office.  The property was purchased from a private company that was wholly owned by the spouse of the president and director of the Company.  The purchase price was $2,221,316 ($2,750,000 CAN).

b)

During the 2004 year, the Company and its subsidiary iCollector.com Technologies Ltd (‘iCollector’) commenced a lawsuit against a former officer for breach of fiduciary duty.  Subsequent to December 31, 2004, the lawsuit has been settled in favor of the Company and iCollector.  The Company and iCollector were awarded a total of $417,300 in damages.

18.

SEGMENTED INFORMATION

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2004	2003

External Sales
United States	$3,511,671	$27,910
Canada	911,500	587,022

	$4,423,171	$614,932

Long-Lived Assets
United States	$108,333	$-
Canada	599,295	610,521

	$707,628	$610,521

19.

RECENT ACCOUNTING PRONOUNCEMENTS

Certain new pronouncements were issued by the Financial Accounting Standards Board ("FASB") during the 2004 and 2003 years:

i)   In April of 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities) ("SFAS 149").  SFAS 149 amends SFAS 133, in requiring that contracts with comparable characteristics be accounted for similarly, and clarifies when a derivative contains a financing component requiring special reporting.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively.

ii)   In May of 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity) ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively.

iii)  In January of 2003, the FASB issued Interpretation No. 46 ("FIN 46"), (Consolidation of Variable Interest Entities).  FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately.  In December 2003, the FASB issued a revised Interpretation "FIN 46R".  Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity.  The Company must apply the provisions to variable interests held in all variable interest entities during the year ended on December 31, 2004.

The adoption of these pronouncements has had no significant impact on the financial statements of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2005

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005
/s/ Abdul Ladha Abdul Ladha	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 25, 2005
/s/ Barrett Sleeman Barrett Sleeman	Director	March 25, 2005
/s/ Dr. David Vogt Dr. David Vogt	Director	March 25, 2005
/s/ Michael Boyling Michael Boyling	Director	March 25, 2005

Exhibit 21

Subsidiaries of Ableauctions.com, Inc.

Unlimited Closeouts Inc.

Ojai, California

Icollector International, Ltd.

Fife, Washington

Ableauctions.com (Washington) Inc.

Fife, Washington

iTrustee.com International, Ltd.

Fife, Washington

Our operations in Canada include:

0716590 B.C. Ltd.

Coquitlam, British Columbia

Able Auctions (1991) Ltd.

Coquitlam, British Columbia

Jarvis Industries Ltd.

Coquitlam, British Columbia

Icollector.com Technologies, Ltd.

Coquitlam, British Columbia

Rapidfusion Technologies Inc.

Coquitlam, British Columbia

652297 B.C. Ltd

Coquitlam, British Columbia

iTrustee.com Technologies Ltd.

Coquitlam, British Columbia