Form 10QSB
period 2005-03-31
ABLEAUCTIONS COM INC
filed 2005-05-16
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

May 9, 2005:  62,406,834

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

 “Forward-looking statements” include, but are not limited to, statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify forward-looking statements, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the Company’s dependence on key personnel; the Company’s dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; the Company’s ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on continued growth in use of the Internet; risks of technological change; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others and the other risks and uncertainties described in this report.

Other risks are discussed in our Annual Report on Form 10-KSB which we filed with the Securities and Exchange Commission on March 30, 2005.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  You are cautioned not to place undue reliance on these statements, which speak only as of the date of this filing.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully the risk factors disclosed in this report, in our Annual Report on Form 10-KSB and in other filings we make with the Securities and Exchange Commission.

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2004 contained in our Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on March 30, 2005.

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

Our outlook is long term.  Even though certain of our sectors experience operating losses now, we believe that by continuing to develop and expand them, they will achieve profitability over time.

Results of Operations

Three months ended March 31, 2005 compared to the corresponding period in 2004 excluding discontinued operations.

Revenues.  During the three months ended March 31, 2005, we had revenues of $1,149,744 compared to revenues of $791,524 during the same period in 2004, an increase of $358,220 (45%).  Cost of sales were 76% of our revenues during the three-month period ended March 31, 2005, compared to 65 % during the same period in 2004

The increase in revenues reflects stronger performance in our operations generally, and especially in the business sector related to the liquidation of surplus inventory, which is managed through our subsidiaries iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc.  Our increase in revenues was due primarily to our decisions to expand the on-line inventory liquidation business, to increase our on-line auctions, and more effectively advertise our services.  We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.  The increase in the cost of sales as a percentage of revenue is attributable to the performance of our business in inventory liquidation, which realizes lower gross profit margins than our auction broadcasting services.

Operating Expenses.  During the three month period ended March 31, 2005, operating expenses were $293,110 or approximately 25% of revenue compared to $268,573 or approximately 34% of revenue for the same period in 2004.  Operating expenses were higher than the corresponding period in the previous year as a result of increase in advertising and promotion, investor relations and shareholder information, salaries and benefits and travel.  Operating expenses as a percentage of revenues decreased as a result of cost containment measures we implemented during the 2004 fiscal year, which are continuing to have an effect on the 2005 fiscal year.

Personnel and consulting expenses were considerably higher during the three-month period ended March 31, 2005 compared to the same quarter in the previous year.  We expanded our liquidation and auction broadcasting services, adding support staff, developers and revenue generators.  Personnel and consulting expenses were $157,796 or 54% of our operating expenses during the three-month period ended March 31, 2005 as compared to $108,213 or 40% of our operating expenses during the three-month period ended March 31, 2004.  These expenses consisted of salaries and benefits of $122,634 (compared to $32,000 for the same period in 2004), management fees of $18,310 (compared to $17,556 for the same period in 2004), consulting fees of nil (compared to $1,500 in 2004), and commissions of $16,852 (compared to $57,157 for the same period in 2004).  We anticipate that such personnel and consulting expenses will remain stable for the remainder of 2005.

During the three-month period ended March 31, 2005, advertising and promotion expenses were $23,262 or 8% of our operating expenses as compared to $20,432 or 8% of our operating expenses for the three-month period ended March 31, 2004.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2005 as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses totalled $66,596 during the three month period ended March 31, 2005 (compared to $74,700 for the same period in 2004) or 23% (compared to 28% for the same period in 2004) of our total operating expenses and 6% (compared to 9% for the same period in 2004) of our total revenue.  General overhead expenses include rent and utilities, which totalled $6,638, telephone, which totalled $13,133, travel related to operations, which totalled $15,554, repairs and maintenance, which totalled $4,116, automotive, which totalled $1,159, insurance, which totalled $3,714 and office and administration expenses, which totalled $22,282.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $32,549 during the three-month period ended March 31, 2005 as compared to $32,973 for the three-month period ended March, 2004.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and preparation of financial statements.  We expect that professional fees will increase during the remainder of this fiscal year.

Depreciation and amortization expense was $32,154 for the three-month period ended March 31, 2005 as compared to $18,034 for the three-month period ended March 31, 2004. Depreciation and amortization expense was higher during the three months ended March 31, 2005 due to amortization of intangible assets and the depreciation recorded for the recently purchased commercial building.

Gross Profit.  Cost of goods sold was $877,316 for the three-month period ended March 31, 2005 as compared to $513,662 for the three-month period ended March 31, 2004.  Gross profits were $272,428 (or 24% of revenues) for the three-month period ended March 31, 2005 as compared to $277,862 (or 35% of revenues) for the period ended March 31, 2004.  The decrease in gross profit as a percentage of revenue reflects the increase in revenue of the liquidation services group, Unlimited Closeouts, Inc. and iTrustee.com Technologies, Ltd., which operate on lower gross profit margins than our auction broadcasting services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain(Loss).  For the three month period ended March 31, 2005, we realized a loss of $52,836 from operations before other items compared to a loss of $8,745 for the three month period ended March 31, 2004.  The Company recorded additional income of $93,755 from investment income and foreign exchange and incurred a one-time charge of $210,482 for legal fees and incidental costs relating to the suit brought against Liveauctioneers LLC, and its Chief Executive Officer and founder, Julian Ellison, and co-founder John Ralston.  In February 2005 a jury in the Supreme Court of the State of New York, County of New York, found in favor of the Company and iCollector.com Technologies Ltd. (iCollector).  The jury found that Mr. Ellison breached fiduciary duties owed to iCollector and further found that Liveauctioneers LLC, Mr. Ellison, and Mr. Ralston engaged in unfair competition.  The jury returned a verdict awarding the Company and iCollector $417,300 in damages.  The former officer has appealed the judgement.  The ultimate recovery of or costs to the Company, if any, from this action is not presently determinable and will be recorded at the time of that determination.

The Company recorded a net loss for the three month period ended March 31, 2005 of $169,563, or $(0.003) per share, as compared to a gain of $51,923, or $0.001 per share, for the three month period ended March 31, 2004.

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

To date, we have funded our operations with our revenues and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn comes from our business relationships with e-Bay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations.  Currently, however, we believe that revenues from our operations together with our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2005.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of March 31, 2005 we had working capital of $8,783,613 made up of cash and cash equivalents of $471,346, short-term investments of $6,121,421, accounts receivable of $1,133,386, loans receivable of $130,107, inventory of $930,714, prepaid expenses of $246,841 and current portion of notes receivable of $47,601 minus accounts payable and accrued liabilities of $258,731 and deferred revenue of $39,072.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $129,486 due to an increase in accounts receivable during the quarter ended March 31, 2005.  We anticipate that the uses of cash will remain constant for the remainder of 2005.  Our cash resources may decrease if we complete an acquisition prior to the end of 2005, or if we are unable to maintain positive cash flow from our business through 2005.

Cash flow received from investing activities during the three-month period ended March 31, 2005 was $139,416, due to the sale of short-term investments.  Net cash flow from financing activities during the three-month period ended March 31, 2005, was $283,726, which included proceeds from the exercise of stock options.

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

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  The majority of our investment portfolio is in Canadian dollars and in the past, the majority of our revenues were derived from the business operations of our wholly owned subsidiary, Able Auctions (1991) Ltd., whose operations are conducted in British Columbia, Canada and in Canadian dollars.

We may have significant market risks relating to our operations resulting from foreign exchange rates from our investments or if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar.  Variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

Date: May 12, 2005

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

          Officer, Chief Financial Officer