Form 10QSB
period 2005-06-30
ABLEAUCTIONS COM INC
filed 2005-08-15
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number 0-28179

ABLEAUCTIONS.COM, INC.

(Exact name of small business issuer in its charter)

Florida

59-3404233

-------------------------------

---------------------------

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

1963 Lougheed Highway

Coquitlam, British Columbia

V3K-3T8

(Address of principal executive offices)

(604) 521-3369

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

The number of outstanding common shares, $ .001 par value, of the Registrant at August 9, 2005 was 62,406,834

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [x]

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

“Forward-looking statements” include, but are not limited to, statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify forward-looking statements, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the Company’s dependence on key personnel; the Company’s dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; the Company’s ability to protect its intellectual property rights and to avoid infringing on the intellectual property rights of others; government regulation of Internet commerce and the auction industry; dependence on continued growth in use of the Internet;  capacity and systems disruptions and the other risks and uncertainties described in this report.  You are cautioned not to place undue reliance on these statements, which speak only as of the date of this filing.

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

Liquidation Services - We sell merchandise through our liquidation stores, auctions and the operations of our subsidiary, Unlimited Closeouts, Inc. in California.   We also generate revenues through our inventory brokerage services at unlimitedcloseouts.com and unlimitedcloseouts.ca (www.unlimitedcloseouts.com).

Auction Broadcast Services – We broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website NAAonlinesolutions.com (www.NAAonlinesolutions.com).  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  These auctions are facilitated using eBay’s live auction technology through the iCollector.com website (www.iCollector.com).  We also provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

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

While we have maintained overall profitability and positive cash flow over the last two fiscal years, not all of our operations achieve positive operating results.  We still incur losses from certain operations, such as the auctions we conduct for NAA, that are in the development stage.  We are able to maintain positive cash flow from the revenues that are produced by our remaining operations and from the interest and dividends earned by our investments.

Our outlook is long term.  Even though certain of our sectors experience operating losses now, we believe that by continuing to develop and expand them, they will achieve profitability over time.

Results of Operations

Three months ended June 30, 2005 compared to the corresponding period in 2004.

Revenues.  During the three months ended June 30, 2005, we had revenues of $ 613,849 compared to revenues of $1,684,608 during the same period in 2004, a decrease of $1,070,759 (64%).  Cost of sales were 54% of our revenues during the three-month period ended June 30, 2005, compared to 76 % during the same period in 2004.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  While we expect revenues from our liquidation services to rebound in the third quarter based on sales made to date, we also expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

During the three months ended June 30, 2005, revenues from our online auction business increased by almost 40% from the previous quarter and 25% compared to the three months ended June 30, 2004.

The decrease in the cost of sales as a percentage of revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.

Operating Expenses.  During the three-months ended June 30, 2005, operating expenses were $345,513 compared to $322,273 for the same period in 2004.  Operating expenses were consistent with the corresponding period in the previous year.

Personnel and consulting expenses were higher during the three-months ended June 30, 2005 compared to the three months ended June 30, 2004.  We expanded our liquidation and auction broadcasting services, adding support staff, developers and revenue generators.  Personnel and consulting expenses were $212,119 or 61% of our operating expenses during the three-months ended June 30, 2005 as compared to $169,387 or 53% of our operating expenses during the three-months ended June 30, 2004.  These expenses consisted of salaries and benefits of $165,560 (compared to $69,943 for the three months ended June 30, 2004), management fees of $19,500 (compared to $17,555 for the three months ended June 30, 2004), minimal consulting fees (compared to $2,322 for the three months ended June 30, 2004), and commissions of $27,059 (compared to $79,567 for the three months ended June 30, 2004).  We anticipate that these personnel and consulting expenses will remain stable for the remainder of the 2005 fiscal year.

During the three-months ended June 30, 2005, advertising and promotion expenses were $27,607 or 8% of our operating expenses as compared to $22,943 or 7% of our operating expenses for the three-months ended June 30, 2004.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of the 2005 fiscal year as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses totalled $85,508 during the three months ended June 30, 2005 (compared to $68,321 for the three months ended June 30, 2004) or 25% (compared to 21% for the three months ended June 30, 2004) of our total operating expenses and 14% (compared to 4% for the three months ended June 30, 2004) of our total revenue.  General overhead expenses include rent and utilities, which totalled $(1,021), property tax, which totalled $29,731, telephone, which totalled $13,656, travel related to operations, which totalled $12,376, repairs and maintenance, which totalled $2,912, automotive, which totalled $1,211, insurance, which totalled $2,117, and office and administration expenses, which totalled $24,526.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations such as merging our iCollector and NAALive operations and their respective sales, development, service and support teams.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $(2,862) during the three-months ended June 30, 2005 as compared to $46,578 for the three-months ended June 30, 2004.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  We expect that professional fees will increase during the remainder of the 2005 fiscal year if we make an acquisition or undertake any substantial transactions.

Depreciation and amortization expense was $34,069 for the three-months ended June 30, 2005 as compared to $25,407 for the three-months ended June 30, 2004. Depreciation and amortization expense was higher during the three months ended June 30, 2005 due to amortization of intangible assets and the depreciation recorded for the recently purchased commercial building.

Gross Profit.  Cost of goods sold was $332,461 for the three-months ended June 30, 2005 as compared to $1,286,969 for the three-months ended June 30, 2004.  Gross profits were $281,388 (or 46% of revenues) for the three-months ended June 30, 2005 as compared to $397,639 (or 24% of revenues) for the three months ended June 30, 2004.  The increase in gross profit as a percentage of revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the three months ended June 30, 2005, we realized a loss of $98,194 from operations before other items compared to a gain of $49,959 for the three months ended June 30, 2004.  We recorded additional income of $145,995 from investment income for the three months ended June 30, 2005 compared to $61,745 for the three months ended June 30, 2004. We recorded net income for the three months ended June 30, 2005 of $47,801, or $0.001 per share, as compared to $102,592, or $0.002 per share, for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to the corresponding period in 2004.

Revenues.  During the six months ended June 30, 2005, we had revenues of $1,763,593 compared to revenues of $2,476,132 during the same period in 2004, a decrease of $712,539 (29%).  Cost of sales were 69% of our revenues during the six-months ended June 30, 2005, compared to 73 % during the same period in 2004.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  While we expect revenues from our liquidation services to rebound in the third quarter based on sales made to date, we also expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

During the six months ended June 30, 2005, revenues from our online auction business increased by 27% compared to the six months ended June 30, 2004.

The decrease in the cost of sales as a percentage of revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.

Operating Expenses.  During the six-months ended June 30, 2005, operating expenses were $638,623 or approximately 36% of revenue compared to $590,846 or approximately 24% of revenue for the six months ended June 30, 2004.  Operating expenses were consistent with the corresponding period in the previous year and were higher as a percentage of revenues compared to the corresponding period in the previous year due to the decrease in revenues in the current quarter.

Personnel and consulting expenses were higher during the six-months ended June 30, 2005 compared to the six months ended June 30, 2004.  We expanded our liquidation and auction broadcasting services, adding support staff, developers and revenue generators.  Personnel and consulting expenses were $396,915 or 58% of our operating expenses during the six-months ended June 30, 2005 as compared to $277,601 or 47% of our operating expenses during the six-months ended June 30, 2004.  These expenses consisted of salaries and benefits of $288,194 (compared to $101,944 for the six months ended June 30, 2004), management fees of $37,810 (compared to $35,111 for the six months ended June 30, 2004), minimal consulting fees (compared to $3,822 for the six months ended June 30, 2004), and commissions of $43,911 (compared to $136,724 for the six months ended June 30, 2004).  We anticipate that these personnel and consulting expenses will remain stable for the remainder of the 2005 fiscal year.

During the six-months ended June 30, 2005, advertising and promotion expenses were $50,869 or 8% of our operating expenses as compared to $43,375 or 7% of our operating expenses for the six-months ended June 30, 2004.  We anticipate that advertising and promotion expenses will increase substantially for the remainder of the 2005 fiscal year as we participate in joint marketing programs with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses totalled $152,104 during the six-months ended June 30, 2005 (compared to $143,020 for the six months ended June 30, 2004) or 24% (compared to 24% for the six months ended June 30, 2004) of our total operating expenses and 9% (compared to 6% for the six months ended June 30, 2004) of our total revenue.  General overhead expenses include rent and utilities, which totalled $5,617, property tax, which totalled $29,731, telephone, which totalled $26,789, travel related to operations, which totalled $27,930, repairs and maintenance, which totalled $7,028, automotive, which totalled $2,370, insurance, which totalled $5,831 and office and administration expenses, which totalled $46,808.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations such as merging our iCollector and NAALive operations and their respective sales, development, service and support teams.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $29,687 during the six-months ended June 30, 2005 as compared to $79,551 for the six-months ended June 30, 2004.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  We expect that professional fees will increase during the remainder of the 2005 fiscal year if we make an acquisition or undertake any substantial transactions.

Depreciation and amortization expense was $66,223 for the six-months ended June 30, 2005 as compared to $43,441 for the six-months ended June 30, 2004. Depreciation and amortization expense was higher during the six months ended June 30, 2005 due to amortization of intangible assets and the depreciation recorded for the recently purchased commercial building.

Gross Profit.  Cost of goods sold was $1,209,777 for the six-months ended June 30, 2005 as compared to $1,800,631 for the six-months ended June 30, 2004.  Gross profits were $553,816 (or 31% of revenues) for the six-months ended June 30, 2005 as compared to $675,501 (or 27% of revenues) for the six months ended June 30, 2004.  The increase in gross profit as a percentage of revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.   Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the six-months ended June 30, 2005, we realized a loss of $151,030 from operations before other items compared to a gain of $41,214 for the six-months ended June 30, 2004.  We recorded additional income of $239,750 from investment income and incurred a one-time charge of $210,482 for legal fees and incidental costs relating to the legal action we brought against Liveauctioneers LLC, and its Chief Executive Officer and founder, Julian Ellison, and co-founder John Ralston.  In February 2005 a jury in the Supreme Court of the State of New York, County of New York, found in favor of the Company and iCollector.com Technologies Ltd. (iCollector).  The jury found that Mr. Ellison breached fiduciary duties owed to iCollector and further found that Liveauctioneers LLC, Mr. Ellison, and Mr. Ralston engaged in unfair competition.  The jury returned a verdict awarding Ableauctions.com, Inc. and iCollector $417,300 in damages.  The former officer has appealed the judgement.  The ultimate recovery of, or costs to, the Company, if any, from this action is not presently determinable and will be recorded at the time of that determination.

We recorded a net loss for the six-months ended June 30, 2005 of $121,762, or $(0.002) per share, as compared to a gain of $154,515, or $0.003 per share, for the six-months ended June 30, 2004.

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

To date, we have funded our operations with our revenues and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn comes from our business relationships with e-Bay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations.  Currently, however, we believe that revenues from our operations together with interest and dividends earned on our investments and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of the 2005 fiscal year.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of June 30, 2005 we had working capital of $8,561,651 made up of cash and cash equivalents of $571,834, short-term investments of $6,066,664, accounts receivable of $696,435, loans receivable of $130,107, inventory of $868,295, prepaid expenses of $341,954 and current portion of notes receivable of $25,060 minus accounts payable and accrued liabilities of $112,986 and deferred revenue of $25,712.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $202,855 due to a decrease in accounts receivable during the six months ended June 30, 2005.  We anticipate that the uses of cash will remain stable for the remainder of the 2005 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2005 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2005 fiscal year.

Cash flow received from investing activities during the six-months ended June 30, 2005 was $(238,098), due to purchase of commercial building and the sale of short-term investments.  Net cash flow from financing activities during the six-months ended June 30, 2005, was $382,605, which included proceeds from the exercise of stock options.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant’s shareholders approved the following actions at the Company’s annual general meeting that was held on August 8, 2005:

The shareholders elected Abdul Ladha (For:  51,118,802   Withheld: 3,382,266), Barrett Sleeman (For:  51,601,282   Withheld: 2,899,786), Dr. David Vogt (For:  51,611,182   Withheld: 2,889,886) and Michael Boyling (For:  51,613,782  Withheld: 2,887,286) to the Board of Directors of the Company.

The shareholders ratified the selection of Cinnamon Jang Willoughby & Company, Chartered Accountants, as the registrant’s independent auditor for the fiscal year ending December 31, 2005  (For: 51,472,589 Against: 1,853,956 Abstained: 714,523).

The shareholders approved to increase in the number of shares of common stock reserved for awards made under the Ableauctions.com, Inc. 1999 Stock Option Plan from 8,000,000 shares to 10,900,000 shares (For: 10,541,718 Against: 5,074,103 Abstained: 67,600).

ITEM 5. OTHER INFORMATION

On May 4, 2005, through our assignee and wholly owned subsidiary 072304 B.C. Ltd.,

We purchased a single dwelling house for the purpose of rental income located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The purchase price was $242,411 and we paid the purchase price in cash.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

10.1

Agreement for Purchase of Real Property (3)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.

(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: August 12, 2005

/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

          Officer, Chief Financial Officer