Form 10QSB
period 2005-09-30
ABLEAUCTIONS COM INC
filed 2005-11-14
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number 0-28179

ABLEAUCTIONS.COM, INC.

(Exact name of small business issuer in its charter)

Florida

59-3404233

-------------------------------

---------------------------

State or other jurisdiction of

IRS Employer Identification No.

incorporation or organization

1963 Lougheed Highway

Coquitlam, British Columbia

V3K-3T8

(Address of principal executive offices)

(604) 521-3369

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] ; No [x]

The number of outstanding common shares, $ .001 par value, of the Registrant at November 9, 2005 was 62,406,834

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [X]

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements about our financial condition, results of operations and business.

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

Below, we refer to several websites.  The content included in these websites is not a part of this report.

Overview

We are a liquidation business and an on-line auction facilitator.  As an auction facilitator, we provide software platforms and services to third parties to give them the ability to conduct auctions over the Internet.  We earn our revenues from the following sources:

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauct i ons liquidation stores located in California and British Columbia respectively, and through auctions we conduct in the United States and Canada.  We also generate revenues by providing inventory brokerage services at unlimitedcloseouts.com and unlimitedcloseouts.ca (www.unlimitedcloseouts.com).

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

Our objective is to become a leading provider of liquidation and on-line auction broadcasting services.  We believe that our long term success depends on our ability to maintain and provide technology, products and services to auctioneers and liquidators worldwide.

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

Results of Operations

Three months ended September 30, 2005 compared to the corresponding period in 2004.

Revenues.  During the three months ended September 30, 2005, we had Sales and Commissions Revenues of $1,358,240 compared to Sales and Commissions Revenues of $1,293,010 during the same period in 2004, an increase of $65,130 (or 5%).  Costs of Revenues were 70% of our Sales and Commissions Revenues during the three-month period ended September 30, 2005, compared to 77 % during the same period in 2004.

Sales and Commissions Revenues for the three months ended September 30, 2005 recovered to the levels achieved in the corresponding period in 2004, representing a substantial increase from the Sales and Commissions Revenue achieved in the second quarter of 2005.   Other Revenues of $310,000 are the proceeds realized from the settlement of a legal claim, bringing total Revenue to $1,668,240.

The recovery of Sales Revenues in the third quarter of 2005 was attributable to the rebounding of liquidation sales to targeted levels following backlog of pending orders in the second quarter of 2005.  We expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

The decrease in the Cost of Revenue as a percentage of Sales and Commissions Revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.

Operating Expenses.  During the three-months ended September 30, 2005, Operating Expenses were $496,165 compared to $284,249 for the same period in 2004, primarily due to increases of $129,244 in Salaries and Benefits, $87,282 in Bad Debts and $32,025 in increased Website Maintenance.

Salaries and Benefits were higher during the three-months ended September 30, 2005 compared to the three months ended September 30, 2004 as we expanded our liquidation and auction broadcasting services, added support staff, developers and revenue generators.  Salaries and Benefits totalled was $189,956 or 38% of our Operating Expenses during the three-months ended September 30, 2005 as compared to $60,712 or 21% of our Operating Expenses during the three-months ended September 30, 2004.  We anticipate that Salaries and Benefits expenses will remain stable for the remainder of the 2005 fiscal year.

Bad Debts totalled $87,282 as we reassessed the recoverability of certain trade receivables arising in the last two years and determined that the Company’s efforts to collect them have been unsuccessful and the amounts should be written off.

Website Maintenance increased by $32,025 as we expanded our web presence.

Gross Profit.  Cost of Revenues was $951,118 for the three-months ended September 30, 2005 as compared to $992,655 for the three-months ended September 30, 2004.  Gross profits from Sales and Commissions Revenue (excluding Other Revenues) was $407,122 (or 30% of Sales and Commissions Revenues) for the three-months ended September 30, 2005 as compared to $300,455 (or 23% of Sales and Commissions Revenues) for the three months ended September 30, 2004.  The increases in gross profit as a percentage of revenue are attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the three months ended September 30, 2005, we realized an overall gain of $184,152 from operations before Other Items compared to a loss of $9,905 for the three months ended September 30, 2004.  Without the $310,000 we received from the settlement of a legal action we brought against Liveauctioneers LLC, Julian Ellison, and John Ralston , we would have reported a loss from operations before Other Items of $125,848.  We earned additional income of $238,524 from Investment Income for the three months ended September 30, 2005 compared to $67,831 for the three months ended September 30, 2004. We reported Net Income for the three months ended September 30, 2005 of $422,676, or $0.007 per share, as compared to $11,383, or $0.000 per share, for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to the corresponding period in 2004.

Revenues.  During the nine months ended September 30, 2005, we had Sales and Commissions Revenues of $3,121,833 compared to Sales and Commissions Revenues of $3,769,234 during the same period in 2004, a decrease of $647,410 or 17%.  Cost of Revenue were 69% of our Sales and Commissions Revenues during the nine-months ended September 30, 2005, compared to 74% during the same period in 2004.

While Sales Revenues from our liquidation services increased in the third quarter, Sales Revenues year-to-date decreased due to a decline in the revenues earned from our liquidation services.  We expect revenues for the fourth quarter of 2005 to exceed revenues from the corresponding period in the previous year, and we also expect revenues earned in the future to fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

The decrease in the Cost of Revenue as a percentage of Sales and Commissions Revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.

Operating Expenses.

During the nine months ended September 30, 2005, Operating Expenses were $1,134,788 or approximately 36% of Sales and Commissions Revenue compared to $875,096 or approximately 23% of Sales and Commissions Revenue for the nine months ended September 30, 2004.   The increases in Operating Expenses are primarily due to increases of $216,508 in Salaries and Benefits and Commissions, $67,282 in Bad Debts and $32,720 in increased Website Maintenance.

Salaries and Benefits were higher during the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 as we expanded our liquidation and auction broadcasting services, added support staff, developers and revenue generators.  Salaries and Benefits totalled $478,150 or 42% of our Operating Expenses during the nine-months ended September 30, 2005 as compared to $162,656 or 19% of our Operating Expenses during the nine-months ended September 30, 2004.  We anticipate that Salaries and Benefits expenses will remain stable for the remainder of the 2005 fiscal year.

Bad Debts totalled $87,282 as we reassessed the recoverability of certain trade receivables arising in the last two years and determined that the Company’s efforts to collect them have been unsuccessful and the amounts should be written off.

Website Maintenance increased by $32,720 as we expanded our web presence.

As a result of purchasing a commercial building, our Rent and Utilities decreased to $20,752 or 1.8% of our operating expenses during the nine months ended September 30, 2005, as compared to $83,662 or 9.6% of our operating expenses for the nine months ended September 30, 2004.  Also as a result of the purchase, we incurred property tax costs of $30,000 for the 2005 period.  Depreciation and Amortization expense increased to $103,028 for the nine months ended September 30, 2005 as compared to $69,552 for the nine months ended September 30, 2004. Depreciation and amortization expense was higher during the nine months ended September 30, 2005 due to amortization of intangible assets and the depreciation recorded for the recently purchased commercial building.

Gross Profit.  Cost of Revenues was $2,160,895 for the nine months ended September 30, 2005 as compared to $2,793,286 for the nine months ended September 30, 2004.  Gross profits from Sales and Commissions Revenue (excluding Other Revenues) were $960,938 (or 31% of Sales and Commissions Revenues) for the nine months ended September 30, 2005 as compared to $975,957 (or 26% of Sales and Commissions Revenues) for the nine months ended September 30, 2004.

Operating Net Gain (Loss).  For the nine months ended September 30, 2005, we realized an overall gain of $33,122 from operations before Other Items compared to a gain of $31,309 for the nine months ended September 30, 2004.  Without the $310,000 we received from the settlement of a legal action we brought against Liveauctioneers LLC, Julian Ellison, and John Ralston , we would have reported a loss from operations before Other Items of $276,878. We earned additional income of $478,274 from Investment Income and incurred a one-time charge of $210,482 for legal fees and incidental costs relating to the above-referenced legal action.

We reported Net Income for the nine months ended September 30, 2005 of $300,914, or $ 0.005 per share, as compared to Net Income of $165,897, or $0.003 per share, for the nine months ended September 30, 2004.

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

As of September 30, 2005 we had working capital of $7,635,871 made up of cash and cash equivalents of $298,564, marketable securities of $4,150,742, accounts receivable of $1,538,341, loans receivable of $153,200, inventory of $1,289,227, prepaid expenses of $304,439 and current portion of notes receivable of $3,225 minus accounts payable and accrued liabilities of $88,318 and deferred revenue of $13,549.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash used for operating activities totalled $594,502 due to an increase in accounts receivable and inventory during the nine months ended September 30, 2005.  We anticipate that the uses of cash will remain stable for the remainder of the 2005 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2005 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2005 fiscal year.

Cash flow received from investing activities during the nine-months ended September 30, 2005 was $ 67,548 due to recoveries of the Note Receivable.  Net cash flow from financing activities during the nine-months ended September 30, 2005, was $382,605, which included proceeds from the exercise of stock options.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 27, 2004, we received a demand notice from a competitor, Proxibid, Inc., to remove certain material posted on our NAALive site.  The letter informed us, that in the opinion of Proxibid’s counsel, certain material we displayed on our site infringed on Proxibid’s copyrights and we were requested to promptly remove such material.  We denied infringing Proxibid’s copyrights, and we asserted that we independently developed our display features and bidding software without access to Proxibid’s materials .  In addition, previous versions of our content and technology were created over five years ago and may in fact predate the development by Proxibid of its technologies and copyrighted materials.   Proxibid has since notified us that it intends to take no action against us relating to copyright infringement .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 5, 2005, we announced that we entered into an agreement with Artnet AG, one of the world’s largest Gallery Networks, to promote our eBay Live Auction services.  Under the terms of the agreement, we received the exclusive advertising rights in select areas of Artnet AG’s website, artnet.com , to display and promote upcoming auctions on eBay Live Auctions.   The agreement enables our subsidiary, iCollector , to tap into a wealth of resources relating to fine arts and a broad base of customers dominated by major auction houses, art dealers, museums, and insurance companies.

On May 31, 2005 we announced that we had launched a six-month pilot program jointly with  Overstock.com® to develop an online reseller marketplace for selling wholesale merchandise in bulk or large quantity from inventory owned by our subsidiary, Unlimited Closeouts , and by other liquidators.   Following the six-month pilot period, there are no plans to extend this agreement or proceed with the previously proposed franchise expansion until the Company can build and sustain a scalable model.

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

ABLEAUCTIONS.COM INC.

Date: November 10, 2005

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive Officer,Chief Financial Officer