Form 10KSB
period 2005-12-31
ABLEAUCTIONS COM INC
filed 2006-04-03
CIK 1099290

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   []

State issuer’s revenues for most recent fiscal year:  $4,428,912

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2006 was 62,406,834.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 15, 2006, based on the average bid and ask price on the American Stock Exchange as of such date, was approximately $20,976,008

Documents Incorporated by Reference:  None.

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

PART I

Item 1.

Description of Business

Overview

We provide liquidation and merchandizing services to businesses to assist them with managing the sale of their products.  Through our subsidiary, Unlimited Closeouts, Inc., we provide liquidation services to businesses with overstock.  Through our subsidiary iCollector.com Technologies Ltd., we provide auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through our subsidiary, Rapidfusion Technologies, Inc., we develop and sell point-of-sale software.  We manage our cash investments through Ableauctions.com, Inc. and, during 2005 we expanded our business through our subsidiary, Stanford Development Corporation.  Stanford Development Corporation manages our real property and lending investments.

Liquidation and Merchandizing Services

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauctions’ liquidation stores located in California and British Columbia and through auctions we conduct in the United States and Canada.  We also generate revenues by providing inventory brokerage services at unlimitedcloseouts.com and unlimitedcloseouts.ca (www.unlimitedcloseouts.com).

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

Our objective is to become a leading provider of liquidation and merchandising services.  We believe that our long term success in this area of our business depends on our continued innovation and integration of technologies and services for auctioneers and liquidators worldwide.

While we have maintained overall profitability and positive cash flow over the last three fiscal years, not all of our operations achieve positive operating results.  We still incur losses from certain operations, such as the auctions we conduct for NAA, that are in the development stage.

We are able to maintain positive cash flow from the revenues that are produced by our remaining operations and from the interest and dividends earned by our investments.

Investment and Lending

On December 31, 2005 two of our wholly-owned subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd., were amalgamated to create Stanford Development Corporation.  Stanford Development Corporation develops real estate and makes short term loans.  Ableauctions.com Inc. manages the investment of our cash.  The return on these investments has helped support the development of our liquidation and auction businesses.

History

We were incorporated under the laws of the state of Florida as J. B. Financial Services, Inc. on September 30, 1996.  We changed our name to Ableauctions.com, Inc. on July 19, 1999.  From the date of our incorporation until August 24, 1999, we had no material business and no material revenues, expenses, assets or liabilities.

On August 24, 1999, in exchange for shares of our common stock and cash, we acquired all of the assets and the business operations of Able Auctions (1991) Ltd., a British Columbia corporation engaged in the business of auctioning used equipment, office furnishings and other merchandise.  We acquired all of the issued and outstanding common stock of Able Auctions (1991) Ltd. from Dexton Technologies Corporation, a British Columbia corporation.  Our intent in acquiring the assets and business operations of Able Auctions (1991) Ltd. was to expand its bricks and mortar operations and to develop an on-line auction technology.

Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, we decided to abandon our plan to expand our bricks and mortar operations through continued acquisitions of auction businesses.  Furthermore, we no longer staff or operate our bricks and mortar auction businesses.  We continue to sell merchandise through traditional auctions, however, the operations are conducted by unrelated third parties who conduct the auctions for us in exchange for commissions.

While our business has evolved away from conducting auctions through bricks and mortar operations, we have expanded our on-line auction operations and branched out into excess inventory liquidation.  We intend to continue to grow these business sectors.

Liquidation Services

During 2005, most of our business involving the liquidation of excess inventory was carried out by our wholly owned subsidiary Unlimited Closeouts, Inc., which contacts major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sells the merchandise to major retail chains, other resellers or the public.

We earn commissions ranging from 10% to 25% on the inventory that we sell.  During the 2005 fiscal year, revenue from our liquidation business totaled approximately 74% of all the revenue we earned.

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

iCollector

Through our subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd. (collectively referred to as iCollector throughout this Annual Report), we broadcast auctions live over the Internet using eBay’s live auction technology and its platform, eBay Live Auctions.  iCollector represents antique, fine art and premium collectible auction houses and galleries, whose inventories typically include fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that are obtained primarily from Europe, Canada and the United States.  iCollector catalogues its client’s inventory and hosts the inventory on its website located at www.icollector.com.  Using eBay’s live auction technology, iCollector also provides auction-related products and services to galleries and auction houses for a fee, so that the auctions can be conducted on eBay Live Auctions more efficiently.   We provide galleries and auction houses with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.  During the 2005 fiscal year, iCollector facilitated 372 auction sessions.  The fees charged to these auction house clients, $1,500 per auction plus 5% of the value of the merchandise sold online, are shared equally between us and eBay.

Through iCollector, we have established a consortium consisting of a number of auction companies with the objective of implementing our live auction technology and solidifying our relationship with eBay Live Auctions.  We have also partnered with other service providers in the art, antique and collectible market place in order to further expand our business.

The majority of our services relating to the antique and collectible business and the broadcast of auctions on eBay Live Auctions are dependant on eBay, the performance of its live auction platform, its continued operation of the platform, and our working relationship with it.  A disruption in any of the above may have a material adverse affect on our results of operations.

NAALive

We have partnered with the National Auctioneers Association (“NAA”) to serve as its exclusive online auction contractor to broadcast business and industrial equipment auctions for its members on the website www.NAALive.com.  We promote these services to NAA’s 7,000 members with technology that we have developed.  This platform is the only web cast technology for live online auctions endorsed by the National Auctioneers Association.

Founded in 1948, the NAA membership is comprised of approximately 7,000 auctioneers worldwide with members in every state in the United States.  NAA members represent every facet of the auction industry, including, but not limited to, real estate, automotive, fine art, livestock, equipment and manufacturing.

We charge NAALive clients a fee of $125 per auction plus 1.5% of the value of the products sold online and we pay the NAA up to 20% in joint marketing fees.  Through NAALive, we facilitated 249 auction sessions in 2005.

As with our iCollector operations, we have developed similar technology, systems and processes to manage the back-end of auction operations and to broadcast live auctions over the Internet, applying our experience in managing and operating auction houses with Internet broadcasting capabilities.  Our technology enables auctioneers to manage auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

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

Point of Sale (POS) Software and Services

We also earn revenues from our subsidiary, Rapidfusion Technologies, Inc.  Rapidfusion has developed point-of-sale software and services for retailers.  Users of these products and services may select from the following packages that we offer:

•

The Rapidfusion POS (Point-of-Sale) 2006 Professional Single-User (Retail $3,000) is our full-featured version for medium to large stores needing a comprehensive standalone point of sale solution and is upgradeable to multi-user version.

•

The Rapidfusion POS (Point-of-Sale) 2006 Professional Multi-User (Retail $3,750) is for medium to large stores requiring two or more terminals in one complete point of sale solution (back office terminal for inventory management, store-front terminals for sales processing).

•

The Rapidfusion POS (Point-of-Sale) 2006 Professional Head Office Solution (Retail $4,000) is designed to manage multiple store branches from one central terminal.   This version includes functionality of warehouse or store split-purchase orders, full inventory control with inter-store transfers, customer database management, and ability to consolidate and track all sales data for multiple store branches.

During 2006 it is our plan to release an enhanced version of Rapidfusion’s point of sale software that will include integrated gift registry functions.  We also expect to become certified by Paymentech Solutions to integrate credit card and debit card transaction into our software through advanced Paymentech Pin-Pads, replacing existing separate point of sale credit card and debit card terminals with simple Pin-pad Card readers.

Investment and Lending

The return on our investments helps support the development of our liquidation and auction businesses, including the development of new technologies for use by on-line businesses.

Investment of our cash is managed by Ableauctions.com, Inc.  Cash is currently invested in stocks, bonds and income trusts.  As of December 31, 2005, the value of these securities was approximately $3,942,757, broken down as follows:

Type of Investment	Amount

Bonds	$2,221,519
Income Trusts	$1,721,238

When we deem it necessary, we use the income earned by these investments to support our operations.

In an effort to expand our business we created Stanford Development Corporation, referred to in this discussion as “Stanford”.  Stanford develops real estate and makes short term loans.

Currently, through Stanford, we intend to develop vacant land consisting of approximately 1.46 acres that is zoned for mixed commercial and residential use.  We acquired this property in August 2005 for $1,270,000.  We intend to develop the property by improving it with a 4,755 square foot retail facility and a 78,689 square foot residential complex consisting of 111 condominiums.  We estimate that the cost of the proposed development will be $14.7 million, which includes the cost of the land.  If we proceed with the development, our plan is to enter into a joint development agreement with Abdul Ladha, our President, Chief Financial Officer and a member of the Board of Directors.  In exchange for an interest in the development, Mr. Ladha will personally guarantee any loan necessary to complete the development and certain representations we will be required to make regarding the construction.  Our plan is to pre-sell at least 75% of the condominiums prior to construction and to obtain construction financing for the balance of the construction costs.  There can be no assurance that any development we undertake will increase, or even maintain, the value of this property.

Stanford also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.   At December 31, 2005, Stanford had outstanding approximately $2,155,469 in loans.

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

There are currently few laws or regulations that directly apply to access to, or commerce on, the Internet.  It is possible that governing bodies may adopt a number of laws and regulations governing issues such as user privacy on the Internet and the pricing, characteristics, and quality of products and services offered over the Internet.  It is also possible that government authorities will adopt sales or other taxes involving Internet business.  The passage of any such laws may make the cost of doing business much higher for us, which may adversely impact our results of operations.  Currently we have no significant expenses associated with legal or regulatory compliance.

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

We have registered the following Internet domain names:

-          ableauctions.com

-          ableauctions.net

-          bravosell.com

-          bravosold.com

-          bravowise.com

-          directcloseout.com

-          directsurplus.com

-          europeexcite.com

-          icollector.com

-          icollector.ca

-          icollectorlive.com

-          icollectorlive.ca

-          icollectorliveauctions.com

-          itrustee.com

-          itrustee.ca

-          itrustees.com

-          naaliveauctions.com

-          rapidfusion.com

-          rapidfusion.ca

-          softwarealley.com

-          unlimitedcloseouts.com

-          unlimitedcloseouts.ca

-          overstockunlimitedcloseouts.ca

-          overstockunlimitedcloseout.com

-          overstockunlimitedcloseouts.com

We attempt to enter into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps we take to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies.

Employees

As of March 15, 2006 we had a total of 34 staff persons, including 19 full time staff, 14 consultants and 1 part-time employee.  In addition to management, we employ sales people, administrative staff, and development and technical personnel.  From time to time, to further reduce expenses, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.

Item 2.

Description of Property

We invest in real property and real property development when we find opportunities that we believe will provide us with a reasonable rate of return with only moderate or low risk.  Thus far, with the exception of our corporate office, which is partially rented to an unrelated third party, we have acquired these assets solely for capital gain, and not with a view toward deriving income from them on a long-term basis.  We have no limitations on the percentage of assets that may be invested in any one investment, although our policy has been to keep our investments diversified in approximately equal percentages.  Depending on various factors including the timing of opportunities, the cash we have available to invest, the type of investment, the risk associated with the investment, the overall state of the economy and the strength of certain markets, we may change our policy relating to diversifying our investments.  Currently, our investments in real estate include the following:

1963 Lougheed Highway - On February 24, 2005 we purchased the building located at 1963 Lougheed Highway, Coquitlam, British Columbia, in which our corporate headquarters is located.  The property consists of 19,646 square feet of commercial space and 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  A portion of the property continues to be leased to two tenants.  We occupy approximately 11,000 square feet.  These premises are in good condition and suitable for our operations.  There is no mortgage on the property.  We have no present plan to improve or further develop the property.  We believe that the property is adequately insured.

9643 King George Highway - On August 19, 2005, we completed the purchase of real property located at 9643 King George Highway, Surrey, British Columbia V3T 2V3 from Imara Venture Ltd., an entity unrelated to Ableauctions or its affiliates, officers or directors or any associate of an officer or director.  The total purchase price was $1,270,000.   The property is a 1.46 acre vacant lot zoned for mixed commercial and residential use.  We believe that the property is suitable for development and we currently intend to develop it by erecting a 4,755 square foot retail facility and a 78,689 square foot residential complex consisting of 111 condominiums, although we are not required to undertake any such development and may chose not to do so.  We carry liability insurance that covers the property and we believe that the insurance coverage is adequate.  There is no mortgage on the property.  We estimate that the cost of the proposed development will be $14.7 million, which includes the cost of the land.  If we proceed with the development our plan is to enter into a joint development agreement with Abdul Ladha, our President, Chief Financial Officer and a member of the Board of Directors.  In exchange for an interest in the development, Mr. Ladha will personally guarantee any loan necessary to complete the development and certain representations we will be required to make regarding the construction.  Our plan is to pre-sell at least 75% of the condominiums prior to construction and to obtain construction financing for the balance of the construction costs.  Real estate values and construction costs can be seriously affected by factors such as interest rate fluctuations, bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes.  There can be no assurance that any development we undertake will increase, or even maintain, the value of the property.

We lease 2,500 square feet of office space located at 408-C Bryant Street, Ojai, California.  The monthly payments are $675 and the lease term is one year.  The facility serves as the Company’s operating office for Unlimited Closeouts Inc.  The lease, effective February 2004, is automatically renewed on an annual basis unless cancelled by either party with notice.  The premises are in good condition and suitable for the operations of Unlimited Closeouts Inc.

We rent storage space, ranging from 1,000 square feet to 3,000 square feet, and up to a maximum of 64,000 square feet, from a customs bonded facility, Quantum Warehousing and Distribution Ltd., in Coquitlam, British Columbia.  We pay storage fees of approximately $6.50 per skid per month, or approximately $1 per square foot per month.

On May 4, 2005 our wholly owned subsidiary, 072304 B.C. Ltd., purchased residential real estate located at 1880 Coleman Avenue in Coquitlam, British Columbia for $242,411.  072304 B.C. Ltd. sold the property for $388,608 in cash to Michael and Agnes Piotrowski.  Mr. Piotrowski is employed by Ableauctions.  In March 2006 Stanford Development Corporation loaned Mr. Piotrowski $50,000, which he used to purchase the property.

During the period of our ownership of the property, we invested approximately $25,000 in improvements.  In consideration of the purchase, we agreed to provide an additional $61,824 to Mr. and Mrs. Piotrowski to complete the improvements.

Item 3.

Legal Proceedings

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for our common stock for each quarter during the period from January 1, 2004 through December 31, 2005, as published by the American Stock Exchange and is set forth below.

Quarterly Common Stock Price Ranges

Quarter Ended	2004
	High	Low
March 31	$1.04	$0.82
June 30	$0.67	$0.64
September 30	$0.47	$0.45
December 31	$0.87	$0.82

Quarter Ended	2005
	High	Low
March 31	$0.63	$0.57
June 30	$0.44	$0.42
September 30	$0.37	$0.34
December 31	$0.31	$0.30

There were 589 record holders of our common stock as of March 15, 2006.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Not applicable

Securities authorized for issuance under equity compensation plans

The Board of Directors has authorized the following equity compensation plans:

Ableauctions.com, Inc. 2002 Stock Option Plan for Directors.

In 2002, the Board of Directors adopted the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our directors.  On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 2,653,631.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more that 10% of all shares of common stock outstanding.  As of January 1, 2005, we were entitled to add an additional 454,711 shares to the Directors Plan.  The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

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

Ableauctions.com, Inc. 1999 Stock Option Plan.

In 1999 the Board of Directors adopted the Ableauctions.com, Inc. 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of the Company’s shareholders.  The total number of shares of common stock subject to the Option Plan is 10,900,000.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Persons eligible for awards under the Option Plan may receive, if they are eligible, incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

The following table illustrates, as of December 31, 2005, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2

Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	24,475,000	$0.40	525,000

Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	7,678,369	$0.40	3,221,631

Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	2,653,631	$0.40	0

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

Overview

We operate an excess inventory liquidation business and we facilitate on-line auctions.  Our headquarters are in Coquitlam, British Columbia and our liquidation business is located in California.

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

During 2005 we merged two of our subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd.  The new entity is named Stanford Development Corporation.  Stanford Development Corporation develops real estate and makes short term loans.

We intend to continue to expand our business by increasing the number of auctions we hold on-line, and by finding lucrative liquidation opportunities.  We continually contact auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions we host.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who need to dispose of merchandise quickly.  However, our business will be adversely affected by any downturn in the general economy of the United States, from which we derived most of our revenues during the 2005 fiscal year.  A downturn in the economy of the United States would likely affect the capital available for purchasing goods that are not necessities.  There can be no assurance that we will be able to increase our revenues from operations.

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

Marketable Securities and Loans

The bulk of our assets are presently held in the form of marketable securities and loans.  These investments generate significant revenues for us.

Our marketable securities consist of term deposits, bonds and income trusts.  These investments are recorded on the balance sheet at fair value and are recorded on the statement of cash flows as a component of operating activities.  These investments represent a substantial portion of our overall income, and accordingly unrealized and realized income and losses from these investments are included in the statement of operations.

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

For each type of auction revenue an invoice is rendered to the purchaser, and we recognize revenue, at the date of the auction.  The auction purchase creates a legal obligation upon the purchaser to take possession of, and pay for the merchandise.  This obligation generally provides us with reasonable assurance of collection of the sale proceeds, from which our earnings are derived, including the fees from consignees and purchasers, as well as resale profits.

Segmented information

We operate a business with an international scope and in particular we have a business presence in both Canada and the U.S.

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

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, we will adopt SFAS 123(R) which will require that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  We have evaluated the impact of the adoption of SFAS 123(R) and, although we have not yet finished our estimates to enable us to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will not be significant to our overall results of operations and financial position.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

We have net operating losses carried forward of approximately $9,400,000 which expire in years ranging from 2007 to 2025. We have provided a full valuation allowance of approximately $3,200,000 on the deferred tax asset because of the uncertainty of realizability.

Restatement of Financials

In March 2006, while preparing our financial statements for the year ended December 31, 2005, we determined that certain balances as at December 31, 2004 required adjustment.

During the year ended December 31, 2004 we recorded marketable securities at cost.  While preparing our financial statements for the year ended December 31, 2005, we determined that the marketable securities should have been recorded at fair value.   The effect of the necessary restatement is an increase to the carrying amount of marketable securities by $269,474 and to increase investment income by $269,474 for the fourth quarter of 2004.

Additionally, while preparing our financial statements for the year ended December 31, 2005, we determined that certain accounts receivable at December 31, 2004, which had been outstanding for over one year, should have been offset by an allowance for doubtful accounts.   We restated our 2004 financial statements to reflect a provision for bad debt related to these accounts.  The effect of this restatement is to decrease the carrying value of accounts receivable by $200,524, increase bad debts expense by $192,531, and decrease accumulated other comprehensive income by $7,991 for the fourth quarter.

The following presents the effect on the Company’s previously issued financial statements for the years ended December 31, 2004:

Balance Sheet as at December 31, 2004:

	Previously	Increase
	Reported	(Decrease)	Restated
Marketable securities	$ 8,376,096	$ 269,474	$ 8,645,570
Accounts receivable – trade, net of allowance	1,061,963	(200,524)	861,439
Accumulated other comprehensive income (loss)	78,016	(7,991)	70,025
Deficit	(25,368,953)	76,941	(25,292,012)

Statement of operations for the year ended December 31, 2004:

	Previously	Increase
	Reported	(Decrease)	Restated
Bad debts	$ 39,212	$ 192,531	$ 231,743
Management fees, salaries and benefits	346,182	35,111	381,293
Expenses	1,469,767	187,642	1,657,409
Investment income	346,212	304,583	650,795
Income from continuing operations	462,166	76,941	539,107
Income for the year	421,246	76,941	498,187
Basic and diluted earnings per share – Income from continuing operations	0.008	0.002	0.010
Basic and diluted earnings per share – Income for the year	0.007	0.002	0.009

Statement of comprehensive loss for the year ended December 31, 2004:

_________________________________________________________________________________

	Previously	Increase
	Reported	(Decrease)	Restated
Income for the year	$ 421,246	$ 76,941	$ 498,187
Other comprehensive income	63,036	(7,991)	55,045
Consolidated comprehensive income	484,282	68,950	553,232

Statement of cash flows for the year ended December 31, 2004:

	Previously	Increase
	Reported	(Decrease)	Restated
Income (Loss) for the year from continuing operations	$ 462,166	$ 76,941	$ 539,107
(Increase) Decrease in marketable securities	(5,498,895)	(269,474)	(5,768,369)
(Increase) Decrease in accounts receivable	(642,042)	200,524	(441,518)
Change in cash and cash equivalents for the year	(622,179)	7,991	(614,188)
Effect of exchange rates on cash	71,415	(7,991)	63,424

The net effect of the correction is an increase of $76,941 in income from continuing operations, and a similar increase in the net income for the year.  As a result of the correction, the basic and diluted earnings per share also increased by $0.002 per share for income from continuing operations, and increased by $0.002 per share for the net income.

The changes to the figures for 2004 year also include certain reclassifications made to conform to the presentation adopted for the 2005 year.

Results of Operations

Year ended December 31, 2005 compared to the Year ended December 31, 2004, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2005, we had revenues of $4,428,912 as compared to revenues of $4,423,171 during the year ended December 31, 2004.  Revenues remained substantially unchanged.  Cost of sales also remained substantially unchanged, at $3,129,761, or 70.6% of our revenues, for the year ended December 31, 2005, compared to $3,141,596, or 71.0% of our revenues, during the same period in 2004.

Our liquidation business accounted for $3,272,235 or 74% of total revenues for the 2005 year.  We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.

We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues as our liquidation services continue to expand.

During the year ended December 31, 2005, we also had investment income of $773,572, which was substantially unchanged from the year ended December 31, 2004 when we had investment income of $650,795.  The slight decrease in investment income is a result of our shift in investment strategy and market conditions.

Operating Expenses.  Operating expenses totalled $1,738,215 for the year ended December 31, 2005 as compared to $1,657,409 for the year ended December 31, 2004, an increase of 4.9%.  The increase in our operating expenses resulted primarily from an increase of $361,546, or 95%, in management fees, salaries and benefits, an increase of $48,087 or 48%, in depreciation and amortization, an increase of $12,036, or 40%, in investor relations and shareholder information costs, an increase of $17,222, or 23%, in office and administration costs and an increase of $26,662, or 29%, in telephone and Internet charges.  These increases were offset by decreases in accounting and legal costs, from $92,658 for the year ended December 31, 2004, to $47,055 for the year ended December 31, 2005, a significant decrease in bad debts, a decrease in commissions from $316,847 for the year ended December 31, 2004 to $293,420 for the year ended December 31, 2005 and a decrease in rent, utilities and maintenance from $130,042 for the year ended December 31, 2004 to $88,063 for the year ended December 31, 2005.

Gross Profit.  Cost of revenues was $3,129,761 for the year ended December 31, 2005 as compared to $3,141,596 for the year ended December 31, 2004.  Gross profit was $1,299,151 or 29.3% of total revenue for the year ended December 31, 2005 which was substantially unchanged from the year ended December 31, 2004 when we had gross profit of $1,281,575 or 29.0% of total revenue.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Net Income.  We had a net income of $437,182 or $0.007 per share for the year ended December 31, 2005 as compared to a net income of $498,187 or $0.009 per share for the year ended December 31, 2004.

Liquidity and Capital Resources

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2006:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	1,000,000
Servers and operating systems	150,000
Working Capital	500,000
Required Capital:	$2,000,000

As of December 31, 2005, we had working capital of $7,817,173.

We cannot assure you that our actual expenditures for the 2006 fiscal year will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, unexpected costs related to our business, acquisition and/or expansion costs, reliability of the assumptions of management in estimating costs and certain economic factors.

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

Since 1999, we have funded our activities principally from any cash flow generated from our operations and our investments, a loan from our Chief Executive Officer, the private placement of our securities and the exercise of stock options.

In 2004, we had working capital of $10,967,382.  In 2005, our working capital decreased to $7,817,173.  We had cash and cash equivalents of $955,554, marketable securities of $3,091,017, accounts receivables of $1,549,567, loans receivable of $2,155,469, inventory of $1,266,777, prepaid expenses of $268,358, and current portion of notes receivable of $5,168 minus current liabilities of of $1,474,737 at December 31, 2005.  We anticipate that trade accounts receivables and inventory may increase during the 2006 fiscal year as we increase the number and frequency of our auctions, and as we expand our other business operations.

Cash flow used for operating activities required $598,116 during the year ended December 31, 2005 as compared to $413,981 during the year ended December 31, 2004.  Cash was used to fund our accounts receivable, purchase inventory, prepay expenses, pay accounts payable and to cover deferred revenue.  The change in operating cash flow from 2004 was due to an increase in accounts receivable and purchases of inventory.   Our cash resources may decrease if we complete an acquisition during 2006, or if we are unable to maintain positive cash flow from our business through 2006.

We used $694,169 in cash for investing activities during the fiscal year ended December 31, 2005.  We sold our marketable securities primarily to purchase property and equipment, to purchase property for development and to fund loan advances.  Cash flow from financing activities was $1,776,075 from the proceeds of the bank loan and the exercise of stock options.

A significant addition to cash made available for our operations came from our investment portfolio and loans.  As of December 31, 2005, the value of our investment portfolio was approximately $3,091,017 consisting of bonds and income trusts, and our loans receivable totaled $2,155,469.  In February 2005 our subsidiary, 0716590 B.C. Ltd., exercised an option to purchase the commercial and residential building in which our headquarters are located.  The price for the property, which was paid in cash, was $2,414,298.

As of December 31, 2005, our holdings included the following:

Type	Carrying Amount	% of Holdings
Cash	$ 955,554	9.32%
Real Estate (head office)	$ 2,394,984	23.35%
Real Estate (development)	$ 1,658,901	16.18%
Bonds & Income Trust	$ 3,091,017	30.14%
Loans	$ 2,155,469	21.02%
Total	$ 10,255,925	100%

During the fiscal year ended December 31, 2005, we received income of $773,572 from our investments.

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

Our operating results fluctuate significantly and may be impacted by factors that are beyond our control.  This makes it difficult to accurately predict what the revenues from our operations will be.

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

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth.

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

Our success, and in particular our ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Substantially all of the computer hardware for operating our service is currently located at the facilities of Telus in British Columbia.  These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.  We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and we do not carry sufficient business interruption insurance to compensate for losses that may occur.  Any damage to or failure of the systems could result in reductions in, or terminations of, the Ableauctions service, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our inventory liquidation business, Unlimited Closeouts, Inc., is dependent on a small number of customers.

Unlimited Closeouts, Inc., our inventory liquidation business, accounted for approximately 74% of our revenues during the 2005 fiscal year.  Ten customers accounted for approximately 70% of these revenues, with the largest customer accounting for over 20% of the revenues.  If we were to lose any one of these customers, it could have a material adverse effect on the business of Unlimited Closeouts, Inc. and on our results of operations.

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded.

We anticipate that the Internet domain names “ableauctions.com”, “icollector.com”, “itrustee.com” and various others will be an extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change in the near future.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.  Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

Our success depends on the services of Abdul Ladha, Paul Piotrowski and Erick Richardson, the key employees of iCollector.com Technologies Ltd. and Unlimited Closeouts Inc. respectively

Our future success will depend on Abdul Ladha, our Chief Executive Officer and President, Paul Piotrowski, manager of iCollector.com Technologies Ltd. and Erick Richardson, manager of Unlimited Closeouts Inc.  The loss of any one of these individuals could have an adverse effect on our operations.  We do not maintain insurance to cover the loss that may result from the death of any one of these individuals.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

The market for broadcasting auctions, providing auction technology, liquidating inventory over the Internet and point of sale services is rapidly evolving and intensely competitive and we expect competition to intensify further in the future.

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

Certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to web site and systems development than we can or may try to attract traffic by offering services for free.  We cannot assure you that we will be able to compete successfully against current and future competitors.  Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of our operations or limit our ability to generate revenues.

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

Due to the global nature of the Internet, it is possible that the governments of other countries might attempt to regulate our transmissions or prosecute us for violations of their laws.  We might unintentionally violate such laws.  Such laws may be modified, or new laws may be enacted, in the future.  Any such development could damage our business.

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

We conduct a significant amount of our business online, however such activities may not be secure.  If a breach of security occurred, our reputation could be damaged and we could be sued.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company’s quarterly operating results, announcements of technological innovations, or new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company’s control. Further, the stock markets in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  The trading prices of many technology companies’ stocks do not accurately reflect the valuations of these companies.  There can be no assurance that trading prices and valuations will be sustained.  These broad market and industry factors may materially and adversely affect the market price of the common stock, regardless of the Company’s operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the common stock.

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

The posting of inventory using third party technology (e.g., eBay) or our own technology may expose us to certain liabilities.  The inventory posted for sale, whether it belongs to us or to a client, may not be free of liens or encumbrances, may violate laws, may cause damage, death or harm, may be unsuitable for the use suggested, may be counterfeited, misrepresented, damaged, illustrated incorrectly or not authentic, or may be damaged during delivery or shipment.  In addition, the posting of the image of inventory may illustrate or describe the inventory incorrectly or violate trademarks or copyrights belonging to others.  Further, the parties to the auction may fail to consummate the transaction or act fraudulently or dishonestly.  Finally, we may make errors in posting a catalogue for a client such as missing an item, incorrectly uploading the information, posting erroneous starting times, inadvertently (or through equipment malfunctions, data crashes, viruses, hackers, etc.) omitting the catalogue altogether or losing the client’s data.  Any such occurrences could cause harm to our reputation or result in a loss of clients or customers, any of which could adversely impact our results of operations.

We have invested over 70% of our assets in securities such as stocks, bonds, mortgage loans, real estate and income trusts.  If these investments decline in value, we may suffer significant losses.

Approximately 70% of our assets on December 31, 2005 were invested in various securities, real estate, bonds, income trusts and mortgage loans.

All of our investments are subject to market risks and their values may increase or decrease daily depending on factors affecting their respective markets, which we cannot control.  Dividends and distributions are not guaranteed and may be terminated or reduced at any time.  Even if dividends or distributions are maintained, the gains made from the dividends or distributions may be wiped out by a decline in the price of the security.  Price changes may occur in the market as a whole, or they may occur in only a particular company, industry, or sector of the market.  Real estate values and mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes.  Since the majority of our investments are held in Canadian funds, currency fluctuations may affect the value of our portfolio significantly.  There can be no assurance that the securities and other assets in which we have invested will increase, or even maintain, their value.

A majority of our obligations, investments and expenditures with respect to our operations are incurred in a foreign currency.

While our financial results are quantified in U.S. dollars, a majority of our obligations, investments and expenditures with respect to our operations may be incurred in Canadian dollars.  We may have market risks relating to our operations resulting from foreign exchange rates if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar.  Variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

Unexpected rate hikes in insurance premiums could adversely effect our business and results of operations.

Our business may be subject to significant insurance rate increases, which may make it difficult for us to obtain the appropriate risk coverage or liability insurance, creating administrative difficulties in keeping board members and increasing the cost of our operations.

Due to the global nature of the Internet related businesses, their impact on publicly trading companies, and political instability, it is possible that we could be denied insurance coverage or not be able to afford it.  Lack of insurance coverage could make it difficult to retain key employees and Board members or to attract suitable employees, which could seriously impede our performance and profitability and our ability to conduct our business.

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

The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company’s technology or to deter independent third party development of similar technologies.  The Company will pursue the registration of some of its trademarks and service marks in the U.S. and Canada, however, it continues to rely on common law to protect its intellectual property.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company’s services are made available online.  The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.  While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company’s proprietary rights or reputation, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

We could lose the right to use third party technologies on which we rely.

The Company relies on certain technologies that it licenses from third parties, such as eBay’s online auction technology.  There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms.  The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company’s business, results of operations and financial condition.

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

In 2002 it was determined that iCollector PLC could not sustain its operations based on its existing cash resources and infrastructure.  iCollector PLC then ceased operations and a restructuring plan was adopted.  In January 2002 iCollector PLC was placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, Ableauctions.com (Washington) Inc., our wholly owned subsidiary, ceased its bricks and mortar operations in San Mateo and San Francisco.  In connection with the termination of these operations, we have received a number of claims from various alleged creditors.  We cannot assure you that no additional claims will arise from these discontinued operations.  Furthermore, subsequent claims may force Ableauctions.com (Washington) Inc. to declare bankruptcy.

Item 7.

Financial Statements

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Item 8B.

Other Information.

Effective December 31, 2005, we merged two of our wholly owned subsidiaries, ITrustee.com Technologies Ltd. and Able Auctions (1991) Ltd.  The corporation was re-named Stanford Development Corporation.  Stanford Development Corporation develops real estate, makes short term loans, and manages an investment portfolio.

PART III

Item 9.

  Directors, Executive Officers, Promoters and Control Persons;

  Compliance With Section 16(a) of the Exchange Act

Abdul Ladha, Age 44

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

Barrett E.G. Sleeman, P.Eng., Age 65

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

Dr. David Vogt, Age 49

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

Michael Boyling, Age 49

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

The Company did not compensate its directors during the 2005 fiscal year.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, with the exception of the following:

Abdul Ladha exercised options to purchase 545,769 shares of the Company’s common stock on March 7, 2005.  Mr. Ladha purchased 45,769 shares at an exercise price of $0.40 per share and 500,000 shares at an exercise price of $0.15 per share.  A form 4 reporting these transactions was filed on March 23, 2006.

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

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual compensation (US$)	Securities under Option/SAR Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensation (2)
ABDUL LADHA(3)	2005	156,000	0	0	0	0	0	6,000
President and CEO	2004	72,850	0	0	1,500,000	0	0	0
	2003	71,054	0	0	1,000,000	0	0	0

Erick Richardson (4)	2005	0	68,011	0		0	0	0
	2004	0	217,500	0	3,000,000 over 5 years	0	0	0

(1)

Year ended December 31.

(2)

Car allowance.

(3)

President and CEO of Ableauctions.com Inc. from August 24, 1999 to present.

(4)

Vice-President and Director of Unlimited Closeouts, Inc. from February 2004 to present.

Option Grants in the Last Fiscal Year

During the fiscal year ended December 31, 2005, the Company did not grant stock options to its named executive officers or directors.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During the fiscal year ended December 31, 2005, Abdul Ladha, our President and Chief Financial Officer, exercised the following options.

Option/SAR Officer Exercises for Last Fiscal Year
Name	Number of Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options Exercisable/Unexercisable	Value of Unexercised- In-the-money Options Exercisable/Unexercisable
Abdul Ladha	545,769	$277,815.32	1,841,706/0	$116,243/0

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 15, 2006, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership of Securities	Percent of Class(2)

Abdul Ladha, Director and Executive Officer	2,387,475(3)(4)	3.83%
Barrett Sleeman, Director	457,200 (4)	0.73%
Dr. David Vogt, Director	457,200(4)	0.73%
Michael Boyling	457,200(4)	0.73%

All current directors and executive officers as a group (4 persons)	3,759,075	6.02%

((1) The address of each of the following individuals is, c/o Ableauctions.com, Inc., 1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8.

(2) Based on an aggregate of 62,406,834 shares outstanding as of March 15, 2006.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock.

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

At December 31, 2005, we had a receivable of $33,234 from credit card transactions from the president of the Company.

ITEM 13.

Exhibits

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2005: $37,250; Fiscal Year Ended December 31, 2004: $ 36,657.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal years ended December 31, 2005 and December 31, 2004 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2005: $19,775; Fiscal Year Ended December 31, 2004: $18,475.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2006

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006
/s/ Abdul Ladha Abdul Ladha	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2006
/s/ Barrett Sleeman Barrett Sleeman	Director	March 27, 2006
/s/ Dr. David Vogt Dr. David Vogt	Director	March 27, 2006
/s/ Michael Boyling Michael Boyling	Director	March 27, 2006