Form 10KSB/A
period 2005-03-30
ABLEAUCTIONS COM INC
filed 2006-04-10
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB/A

Amendment No. 1

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number 0-28179

ABLEAUCTIONS.COM, INC

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Florida                                                                                                                                           59-402433

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

 May 09, 2005 were 62,406,834.

Yes [   ]                                              No [X]

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

Explanatory Note

Ableauctions.com, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Quarterly Report on Form 10-QSB for the period ended March 31, 2005 (the “Original Report”) for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three months ended March 31, 2005 amends and restates the financial statements and related financial information for all periods presented herein.  The determination to restate the financial statements was made as a result of management’s identification of certain errors in the financial statements included in the Original Report.  Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

This Quarterly Report on Form 10-QSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The Company recorded a net loss for the three month period ended March 31, 2005 of $169,563, or $(0.003) per share, as compared to a gain of $51,923, or $0.001 per share, for the three month period ended March 31, 2004,.

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

As of March 31, 2005 we had working capital of $8,854,681 made up of cash and cash equivalents of $471,346, short-term investments of $6,390,895, accounts receivable of $934,980, loans receivable of $130,107, inventory of $930,714, prepaid expenses of $246,841 and current portion of notes receivable of $47,601 minus accounts payable and accrued liabilities of $258,731 and deferred revenue of $39,072.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $131,604 due to an increase in accounts receivable and payable during the quarter ended March 31, 2005.  We anticipate that the uses of cash will remain constant for the remainder of 2005.  Our cash resources may decrease if we complete an acquisition prior to the end of 2005, or if we are unable to maintain positive cash flow from our business through 2005.

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

Date: March 31, 2006

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

Officer, Chief Financial Officer