Form 10KSB/A
period 2005-03-30
ABLEAUCTIONS COM INC
filed 2006-04-10
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB/A

Amendment No.1

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

 May 09, 2005 were 62,406,834.

Traditional Small Business Disclosure Format (Check one):

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

Explanatory Note

Ableauctions.com, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Quarterly Report on Form 10-QSB for the period ended June 30, 2005 (the “Original Report”) for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three months and six months ended June 30, 2005 amends and restates the financial statements and related financial information for all periods presented herein.  The determination to restate the financial statements was made as a result of management’s identification of certain errors in the financial statements included in the Original Report.  Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

Operating Net Gain (Loss).  For the six-months ended June 30, 2005, we realized a loss of $151,030 from operations before other items compared to a gain of $41,214 for the six-months ended June 30, 2004.  We recorded additional income of $239,750 from investment income and foreign exchange and incurred a one-time charge of $210,482 for legal fees and incidental costs relating to the legal action we brought against Liveauctioneers LLC, and its Chief Executive Officer and founder, Julian Ellison, and co-founder John Ralston.  In February 2005 a jury in the Supreme Court of the State of New York, County of New York, found in favor of the Company and iCollector.com Technologies Ltd. (iCollector).  The jury found that Mr. Ellison breached fiduciary duties owed to iCollector and further found that Liveauctioneers LLC, Mr. Ellison, and Mr. Ralston engaged in unfair competition.  The jury returned a verdict awarding Ableauctions.com, Inc. and iCollector $417,300 in damages.  The former officer has appealed the judgement.  The ultimate recovery of, or costs to, the Company, if any, from this action is not presently determinable and will be recorded at the time of that determination.

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

As of June 30, 2005 we had working capital of $8,632,719 made up of cash and cash equivalents of $571,834, short-term investments of $6,336,138, accounts receivable of $498,029, loans receivable of $130,107, inventory of $868,295, prepaid expenses of $341,954 and current portion of notes receivable of $25,060 minus accounts payable and accrued liabilities of $112,986 and deferred revenue of $25,712.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash flow used for operating activities required $200,737 due to a decrease in accounts receivable during the six months ended June 30, 2005.  We anticipate that the uses of cash will remain stable for the remainder of the 2005 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2005 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2005 fiscal year.

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