Form 10KSB/A
period 2005-03-30
ABLEAUCTIONS COM INC
filed 2006-04-10
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB/A

Amendment No 1.

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

Yes [X]                                                              No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]; No [x]

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

Explanatory Note

Ableauctions.com, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending its Quarterly Report on Form 10-QSB for the period ended September 30, 2005 (the “Original Report”) for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three months and nine months ended September 30, 2005 amends and restates the financial statements and related financial information for all periods presented herein.  The determination to restate the financial statements was made as a result of management’s identification of certain errors in the financial statements included in the Original Report.  Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

We have also amended this report to include information related to our annual meeting of shareholders, which was held on August 8, 2005.  This information may be found at Part II of this Quarterly Report on Form 10Q/A, at Item 4.

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

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableaucitons liquidation stores located in California and British Columbia respectively, and through auctions we conduct in the United States and Canada.  We also generate revenues by providing inventory brokerage services at unlimitedcloseouts.com and unlimitedcloseouts.ca (www.unlimitedcloseouts.com).

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

The decrease in the Cost of Revenue as a percentage of Sales and Commissions Revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services..

Operating Expenses.  During the three-months ended September 30, 2005, Operating Expenses were $496,165 compared to $284,249 for the same period in 2004, primarily due to increases of $129,244 in Salaries and Benefits, $87,282 in Bad Debts and $32,025 in increased Website Maintenance.

Salaries and Benefits were higher during the three-months ended September 30, 2005 compared to the three months ended September 30, 2004 as we expanded our liquidation and auction broadcasting services, added support staff, developers and revenue generators.  Salaries and Benefits totalled $189,956 or 38% of our Operating Expenses during the three-months ended September 30, 2005 as compared to $60,712 or 21% of our Operating Expenses during the three-months ended September 30, 2004.  We anticipate that Salaries and Benefits expenses will remain stable for the remainder of the 2005 fiscal year.

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

Operating Net Gain (Loss).  For the three months ended September 30, 2005, we realized an overall gain of $184,152 from operations before Other Items compared to a loss of $9,905 for the three months ended September 30, 2004.  Without the $310,000 we received from the settlement of a legal action we brought against Liveauctioneers LLC, Julian Ellison, and John Ralston, we would have reported a loss from operations before Other Items of $125,848.  We earned additional income of $238,524 from Investment Income for the three months ended September 30, 2005 compared to $67,831 for the three months ended September 30, 2004. We reported Net Income for the three months ended September 30, 2005 of $422,676, or $0.007 per share, as compared to $11,383, or $0.000 per share, for the three months ended September 30, 2004.

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

As a result of purchasing a commercial building, our Rent and Utilities decreased to $20,752 or 1.8% of our operating expenses during the nine months ended September 30, 2005, as compared to $83,662 or 9.6% of our operating expenses for the nine months ended September 30, 2004.  Also as a result of the purchase, we incurred property tax costs of $30,006 for the 2005 period.  Depreciation and Amortization expense increased to $103,028 for the nine months ended September 30, 2005 as compared to $69,552 for the nine months ended September 30, 2004. Depreciation and amortization expense was higher during the nine months ended September 30, 2005 due to amortization of intangible assets and the depreciation recorded for the recently purchased commercial building.

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

Operating Net Gain (Loss).  For the nine months ended September 30, 2005, we realized an overall gain of $33,122 from operations before Other Items compared to a gain of $31,309 for the nine months ended September 30, 2004.  Without the $310,000 we received from the settlement of a legal action we brought against Liveauctioneers LLC, Julian Ellison, and John Ralston, we would have reported a loss from operations before Other Items of $276,878. We earned additional income of $478,274 from Investment Income and incurred a one-time charge of $210,482 for legal fees and incidental costs relating to the above-referenced legal action.  We reported Net Income for the nine months ended September 30, 2005 of $300,914, or $ 0.005 per share, as compared to Net Income of $165,897, or $0.003 per share, for the nine months ended September 30, 2004.

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

As of September 30, 2005 we had working capital of $7,706,939 made up of cash and cash equivalents of $298,564, marketable securities of $4,420,216, accounts receivable of $1,339,935, loans receivable of $153,200, inventory of $1,289,227, prepaid expenses of $304,439 and current portion of notes receivable of $3,225 minus accounts payable and accrued liabilities of $88,318 and deferred revenue of $13,549.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2005 fiscal year as we expand our iTrustee.com Technologies, Ltd. and Unlimited Closeouts, Inc. liquidation operations.  Cash used for operating activities totalled $596,620 due to an increase in accounts receivable and inventory during the nine months ended September 30, 2005.  We anticipate that the uses of cash will remain stable for the remainder of the 2005 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2005 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2005 fiscal year.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 27, 2004, we received a demand notice from a competitor, Proxibid, Inc., to remove certain material posted on our NAALive site.  The letter informed us, that in the opinion of Proxibid’s counsel, certain material we displayed on our site infringed on Proxibid’s copyrights and we were requested to promptly remove such material.  We denied infringing Proxibid’s copyrights, and we asserted that we independently developed our display features and bidding software without access to Proxibid’s materials.  In addition, previous versions of our content and technology were created over five years ago and may in fact predate the development by Proxibid of its technologies and copyrighted materials.   Proxibid has since notified us that it intends to take no action against us relating to copyright infringement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s shareholders approved the following actions at the Company’s annual general meeting that was held on August 8, 2005:

The shareholders elected Abdul Ladha (For:  51,118,802   Withheld: 3,382,266), Barrett Sleeman (For:  51,601,282   Withheld: 2,899,786), Dr. David Vogt (For:  51,611,182   Withheld: 2,889,886) and Michael Boyling (For:  51,613,782  Withheld: 2,887,286) to the Board of Directors.

The shareholders ratified the selection of Cinnamon Jang Willoughby & Company, Chartered Accountants, as the Company’s independent auditor for the fiscal year ending December 31, 2005  (For: 51,472,589 Against: 1,853,956 Abstained: 714,523).

The shareholders approved to increase in the number of shares of common stock reserved for awards made under the Ableauctions.com, Inc. 1999 Stock Option Plan from 8,000,000 shares to 10,900,000 shares (For: 10,541,718 Against: 5,074,103 Abstained: 67,600).

The election of directors was by a plurality of the votes cast, while the approval of all other proposals was by a majority of the votes cast.  Shares which abstained from voting as to these matters, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to these matters (“broker non-votes”), were not counted as votes in favor of such matters.  For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal has been obtained, abstentions and broker non-votes were included in the number of shares present and entitled to vote.

ITEM 5. OTHER INFORMATION

On October 5, 2005, we announced that we entered into an agreement with Artnet AG, one of the world’s largest Gallery Networks, to promote our eBay Live Auction services.  Under the terms of the agreement, we received the exclusive advertising rights in select areas of Artnet AG’s website, artnet.com, to display and promote upcoming auctions on eBay Live Auctions.   The agreement enables our subsidiary, iCollector, to tap into a wealth of resources relating to fine arts and a broad base of customers dominated by major auction houses, art dealers, museums, and insurance companies.

On May 31, 2005 we announced that we had launched a six-month pilot program jointly with  Overstock.com® to develop an online reseller marketplace for selling wholesale merchandise in bulk or large quantity from inventory owned by our subsidiary, Unlimited Closeouts, and by other liquidators.   Following the six-month pilot period, there are no plans to extend this agreement or proceed with the previously proposed franchise expansion until the Company can build and sustain a scalable model.

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