Form 10KSB/A
period 2005-03-30
ABLEAUCTIONS COM INC
filed 2006-04-10
CIK 1099290

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

Ableauctions.com, Inc. (referred to in this discussion as “we”, “us” or “our”) is amending our Annual Report on Form 10-KSB for the period ended December 31, 2004 (the “Original Report”) for the purpose of correcting certain errors in our financial statements.

This Form 10-KSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-KSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The changes to our financial statements for the year ended December 31, 2004 include the following:

In March 2006, while preparing our financial statements for the year ended December 31, 2005, we determined that certain balances as at December 31, 2004 required adjustment.

During the year ended December 31, 2004, we recorded marketable securities at cost.  While preparing our financial statements for the year ended December 31, 2005, we determined that the marketable securities should have been recorded at fair value.   The effect of the necessary restatement is an increase to the carrying amount of marketable securities by $269,474 and to increase investment income by $269,474 for the fourth quarter of 2004.

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

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Based Compensation

The granting of stock options represents a very significant source of financing for us.  Consequently, the accounting policies by which we account for these options are critical to an understanding of our financial statements.

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

Operating Expenses.  Operating expenses totalled $1,657,409 for the year ended December 31, 2004 as compared to $ 894,004 for the year ended December 31, 2003.  Our operating expenses were higher than the previous year as a result of increases in legal and accounting fees, bad debt write-offs, advertising and promotions, commissions, salaries and benefits, and rent, utilities and maintenance expenses.

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

Net Income.  We had a net income of $ 498,187 or $0.009 per share for the year ended December 31, 2004 as compared to a net income of $144,516 or $0.004 per share for the year ended December 31, 2003, an increase of 245%.

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

Our revised operating and capital budget for the fiscal year ending December 31, 2005 is estimated to be approximately $2,000,000.  As of December 31, 2004, we had working capital of $10,967,382 ..

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

In 2003, we had working capital of $4,590,130.  In 2004, our working capital increased to $10,967,382.  We had cash and cash equivalents of $182,305, marketable securities of $8,645,570, accounts receivables of $861,439, loans receivable of $252,745, inventory of $961,345, prepaid expenses of $183,616, and current portion of notes receivable of $71,544 minus accounts payable and accrued liabilities of $138,757 and deferred revenue of $52,425 at December 31, 2004.  We anticipate that trade accounts receivables and inventory may increase during the year 2005 as we increase the number and frequency of our auctions, and as we expand our other business operations.  Cash flow used for operating activities, required $413,981 during the year ended December 31, 2004.  Our cash resources may decrease if we complete additional acquisitions during 2005, or if we are unable to maintain positive cash flow from our business through 2005.  We only intend to continue our acquisition program if additional financing is available.

Cash flow used for discontinued operations required $5,157 during the year ended December 31, 2004.

Cash flow for investing activities during the year ended December 31, 2004 required $6,055,377, relating primarily to increase in marketable securities.  Cash flow from financing activities during the year ended December 31, 2004, was $5,855,170, consisting primarily of the issuance of common stock with a value of $3,000,000 and the exercise of stock options of $2,199,765.

A significant addition to cash made available for our operations came from our investment portfolio.  As of March 15, 2005, the value of our investment portfolio was $9,103,020 consisting of cash, real estate, bonds, income trust and equities.  In February 2005 our subsidiary, 0716590 B.C. Ltd., exercised an option to purchase the commercial and residential building in which our headquarters are located.  The price for the property, which was paid in cash, was $2,221,316.

As of March 15, 2005, our investment portfolio included the following:

Type	Value	% of Portfolio
Cash	$ 41,433.25	.46%
Real Estate	$ 2,221,316.00	24.40%
Bonds	$ 2,887,347.77	31.72%
Income Trusts	$ 3,846,934.14	42.26%
Equities	$ 105,988.35	1.16%
Total	$ 9,103,019.51	100%

During the fiscal year ended December 31, 2004, we received income of $650,795 from our investments.

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

Date:  March 31, 2005

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ Abdul Ladha Abdul Ladha	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2006
/s/ Barrett Sleeman Barrett Sleeman	Director	March 31, 2006
/s/ Dr. David Vogt Dr. David Vogt	Director	March 31, 2006
/s/ Michael Boyling Michael Boyling	Director	March 31, 2006