Form 10QSB
period 2006-03-31
ABLEAUCTIONS COM INC
filed 2006-05-15
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________________________________________________________________

FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from__to___.

Commission file number 0-28179

ABLEAUCTIONS.COM, INC.

(Exact name of small business issuer in its charter)

Florida                                                                                                             59-3404233

State or other jurisdiction of incorporation or organization                                                               IRS Employer Identification No.

____________________________________________________________________________________

1963 Lougheed Highway

Coquitlam, British Columbia

V3K-3T8

(604) 521-3369

____________________________________________________________________________

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]   No [X]

The number of outstanding common shares, $ .001 par value, of the Registrant at May 9, 2005 were 62,406,834.

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

Other risks are discussed in our Annual Report on Form 10-KSB which we filed with the Securities and Exchange Commission on March 31, 2006.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Please read carefully the risk factors disclosed in this report, in our Annual Report on Form 10-KSB and in other filings we make with the Securities and Exchange Commission.

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2005 contained in our Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on March 31, 2006.

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

Investment and Lending

On December 31, 2005 two of our wholly-owned subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd., were amalgamated to create Stanford Development Corporation.  Stanford Development Corporation develops real estate and makes short term loans.  Ableauctions.com Inc. manages the investment of our cash and securities.  The return on these investments has helped support the development of our liquidation and auction businesses.

Results of Operations

Three months ended March 31, 2006 compared to the corresponding period in 2005.

Revenues.  During the three months ended March 31, 2006, we had revenues of $2,039,152 compared to revenues of $1,149,744 during the same period in 2005, an increase of $889,408 (or 77%).  Costs of revenues were 65% of our sales revenues during the three-month period ended March 31, 2006, compared to 76 % during the same period in 2005.

The increase in revenues reflects stronger performance in our auction broadcast services (iCollector.com and NAALive.com) and the business sector related to the liquidation of surplus inventory, which is managed through our subsidiaries Unlimited Closeouts, Inc.  The increase in our revenues was due primarily to our decisions to expand the on-line inventory liquidation business and to increase our on-line auctions, as well as from more effectively advertising our services.

The decrease in the cost of revenue as a percentage of sales revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.

Operating Expenses.  During the three month period ended March 31, 2006, operating expenses were $689,069 or approximately 34% of revenue compared to $311,420 or approximately 27% of revenue for the same period in 2005.  Operating expenses were higher than the corresponding period in the previous year due to increases in commissions paid, accounting and legal fees, salaries and benefits, travel costs and website maintenance fees.

The commissions paid during the three-month period ended March 31, 2006 were considerably higher compared to the same quarter in the previous year.  The commissions paid are related directly to the revenue and as a result of the increase in revenue, we recorded an increase in commission expense.

Personnel expenses were $510,181 or 74% of our operating expenses during the three-month period ended March 31, 2006 as compared to $176,106 or 57% of our operating expenses during the three-month period ended March 31, 2005.  These expenses consisted of salaries and benefits of $154,457 (compared to $122,634 for the same period in 2005), management fees of $38,973 (compared to $36,620 for the same period in 2005), and commissions of $316,751 (compared to $16,852 for the same period in 2005).  We anticipate that these personnel expenses will remain consistent for the remainder of 2006.

During the three-month period ended March 31, 2006, advertising and promotion expenses were $20,318 or 3% of our operating expenses as compared to $23,262 or 7% of our operating expenses for the three-month period ended March 31, 2005.

General overhead expenses totalled $91,643 during the three month period ended March 31, 2006 (compared to $70,921 for the same period in 2005) or 13% (compared to 23% for the same period in 2005) of our total operating expenses and 5% (compared to 6% for the same period in 2005) of our total revenue.  General overhead expenses include rent and utilities, which totalled $7,796, telephone, which totalled $11,117, travel related to operations, which totalled $23,844, repairs and maintenance, which totalled $1,033, automotive, which totalled $1,246, insurance, which totalled $4,175, website maintenance, which totalled $15,057 and office and administration expenses, which totalled $27,375.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $70,907 during the three-month period ended March 31, 2006 as compared to $32,549 for the three-month period ended March, 2005.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and preparation of financial statements.  We expect that professional fees will increase during the remainder of this fiscal year.

Depreciation and amortization expense was $45,593 for the three-month period ended March 31, 2006 as compared to $32,154 for the three-month period ended March 31, 2005. Depreciation and amortization expense was higher during the three months ended March 31, 2006 due to amortization of intangible assets and the depreciation recorded for the real estate we own.

Bad debt write-offs totalled ($21,654) as we were successful in recovering our trade receivables from previous years.

Interest expense totalled $17,674 as a result of a bank loan we had in the previous year which was paid off during the three months ended March 31, 2006.

Gross Profit.  Cost of revenues was $1,329,766 for the three-months ended March 31, 2006 as compared to $877,316 for the three-months ended March 31, 2005.  Gross profits from revenue was $709,386 (or 35% of revenues) for the three-months ended March 31, 2006 as compared to $272,428 (or 24% of revenues) for the three months ended March 31, 2005.  The increases in gross profit as a percentage of revenue are attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the three months ended March 31, 2006, we realized a loss of $25,276 from operations before Other Items compared to a loss of $71,146 for the three months ended March 31, 2005.   We earned additional income of $139,455 from investment income and $26,131 from the gain on sale of property held for development for the three months ended March 31, 2006 compared to investment income of $91,419, foreign exchange of $20,646 and a one-time charge of $210,482 for legal fees for the three months ended March 31, 2005.

The Company recorded a net income for the three month period ended March 31, 2006 of $140,310, or $0.002 per share, as compared to a net loss of $169,563, or $0.003 per share, for the three month period ended March 31, 2005.

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

To date, we have funded our operations with our revenues, with dividends and interest from our investments and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn comes from the auctions we hold through eBay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations.  Currently, however, we believe that revenues from our operations together with interest and dividends earned on our investments and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of March 31, 2006 we had working capital of $8,212,913 made up of cash and cash equivalents of $1,124,476, marketable securities of $1,504,151, accounts receivable of $1,535,212, loans receivable of $3,091,824, inventory of $1,017,907, prepaid expenses of $118,373 and notes receivable of $3,211 minus accounts payable and accrued liabilities of $168,025 and deferred revenue of $14,216.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2006 fiscal year as we expand our liquidation operations.  Cash used for operating activities totalled $675,835 due to an increase in accounts receivable and inventory during the three months ended March 31, 2006.  We anticipate that the uses of cash will remain stable for the remainder of the 2006 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2006 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2006 fiscal year.

Cash flow received from investing activities during the three-months ended March 31, 2006 was $947,369, representing proceeds received from the sale of property held for development and sale of marketable securities.  Net cash flow from financing activities during the three-months ended March 31, 2006, was ($1,395,349) which resulted from the repayment of a bank loan.

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

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  The majority of our investment portfolio is in Canadian dollars.

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

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (3)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(3)

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

ABLEAUCTIONS.COM INC.

Date: May 15, 2006

By:/s/ ABDUL LADHA

__________________________

Name:  Abdul Ladha

Title: President, Chief Executive

        Officer, Chief Financial Officer