Form 10-Q
period 2006-06-30
ABLEAUCTIONS COM INC
filed 2006-08-08
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes [   ]                                              No [X]

The number of outstanding common shares, $ .001 par value, of the registrant at August 1, 2006 was 62,406,834

Transitional Small Business Disclosure Format (Check one):

Yes [   ]                                              No [X]

__________________________________________________________________

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

While we have maintained overall profitability over the last three fiscal years, not all of our operations achieve positive operating results.  We still incur losses from certain operations, such as the auctions we conduct for NAA, that are in the development stage.

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

Results of Operations

Three months ended June 30, 2006 compared to the corresponding period in 2005.

Revenues.  During the three months ended June 30, 2006, we had revenues of $ 1,802,774 compared to revenues of $613,849 during the same period in 2005, an increase of $1,188,925 or 194%.  Cost of sales were 64% of our revenues during the three-month period ended June 30, 2006, compared to 54 % during the same period in 2005.

The increase in revenues is primarily attributable to an increase in revenues earned from our liquidation services.  We expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

The increase in the cost of sales as a percentage of revenue is attributable to the lower gross profit margins realized from the operations of our liquidation services, as compared to our online auction business.

Operating Expenses.  During the three-months ended June 30, 2006, operating expenses were $721,966 or approximately 40% of revenue compared to $345,513 or approximately 56% of revenue for the three months ended June 30, 2005.  The increases in operating expenses are primarily due to increases in personnel (commissions, salaries and benefits, management fees) and professional (accounting and legal) expenses.

Personnel expenses were $490,049 or 68% of our operating expenses during the three-months ended June 30, 2006 as compared to $212,119 or 61% of our operating expenses during the three-months ended June 30, 2005.  These expenses consisted of salaries and benefits of $211,448 (compared to $165,560 for the three months ended June 30, 2005), management fees of $39,027 (compared to $19,500 for the three months ended June 30, 2005), and commissions of $239,574 (compared to $27,059 for the three months ended June 30, 2005).  We anticipate that these personnel expenses will remain higher for the remainder of the 2006 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $62,070 during the three-months ended June 30, 2006 as compared to $(2,862) for the three-months ended June 30, 2005.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  We expect that professional fees will increase during the remainder of the 2006 fiscal year if we make an acquisition or undertake any substantial transactions.

During the three-months ended June 30, 2006, advertising and promotion expenses were $32,357 or 4% of our operating expenses as compared to $27,607 or 8% of our operating expenses for the three-months ended June 30, 2005.  We anticipate that advertising and promotion expenses will increase marginally for the remainder of the 2006 fiscal year as we participate in joint marketing programs and trade shows with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance and office and administration expenses) totalled $109,934 or 15% of total operating expenses during the three months ended June 30, 2006 (compared to $85,508 or 25% of total operating expenses for the three months ended June 30, 2005).  General overhead expenses were 6% of our total revenue compared to 14% of our revenue for the three months ended June 30, 2005.   Expenses for rent, utilities and property taxes totalled $21,570, telephone expenses totalled $20,513, travel expenses totalled $24,899, repairs and maintenance expenses totalled $8,190, auto expenses totalled $2,904, insurance expenses totalled $6,103 and office and administration expenses totalled $25,755.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.

Depreciation and amortization expense was $46,279 for the three-months ended June 30, 2006 as compared to $34,069 for the three-months ended June 30, 2005. Depreciation and amortization expense was higher during the three months ended June 30, 2006 due to amortization of intangible assets, property and equipment.

Gross Profit.  Cost of goods sold was $1,159,441 for the three-months ended June 30, 2006 as compared to $332,461 for the three-months ended June 30, 2005.  Gross profit was $643,333 (or 36% of revenues) for the three-months ended June 30, 2006 as compared to $281,388 (or 46% of revenues) for the three months ended June 30, 2005.  The decrease in gross profit as a percentage of revenue is attributable to the performance of our liquidation services, which realizes lower gross profit margins than our online auction business.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the three months ended June 30, 2006, we realized a loss of $124,912 from operations before other items compared to a loss of $ 98,194 for the three months ended June 30, 2005.  We recorded additional income of $164,257 from investment income and income of $425 from foreign exchange gain for the three months ended June 30, 2006 compared to $145,995 for the three months ended June 30, 2005.  We recorded net income for the three months ended June 30, 2006 of $39,770, or $0.001 per share, as compared to $47,801, or $0.001 per share, for the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to the corresponding period in 2005.

Revenues.  During the six months ended June 30, 2006, we had revenues of $3,841,926 compared to revenues of $1,763,593 during the same period in 2005, an increase of $2,078,333 or 118%.  Cost of sales were 65% of our revenues during the six-months ended June 30, 2006, compared to 69 % during the same period in 2005.

The increase in revenues is primarily attributable to an increase in revenues earned from our liquidation services.  We expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

Operating Expenses.  During the six-months ended June 30, 2006, operating expenses were $1,411,035 or approximately 37% of revenue compared to $638,623 or approximately 36% of revenue for the six months ended June 30, 2005.  The increases in operating expenses are primarily due to increases in personnel (commissions, salaries and benefits, management fees) and professional (accounting and legal) expenses.  Operating expenses as a percentage of revenue were consistent with the corresponding period in the previous year.

Personnel expenses were $1,000,230 or 71% of our operating expenses during the six-months ended June 30, 2006 as compared to $369,915 or 58% of our operating expenses during the six-months ended June 30, 2005.  These expenses consisted of salaries and benefits of $365,905 (compared to $288,194 for the six months ended June 30, 2005), management fees of $78,000 (compared to $37,810 for the six months ended June 30, 2005), and commissions of $556,325 (compared to $43,911 for the six months ended June 30, 2005).  We anticipate that these personnel expenses will remain higher for the remainder of the 2006 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $132,977 during the six-months ended June 30, 2006 as compared to $29,687 for the six-months ended June 30, 2005.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  We expect that professional fees will increase during the remainder of the 2006 fiscal year if we make an acquisition or undertake any substantial transactions.

During the six-months ended June 30, 2006, advertising and promotion expenses were $52,675 or 4% of our operating expenses as compared to $50,869 or 8% of our operating expenses for the six-months ended June 30, 2005.  We anticipate that advertising and promotion expenses will increase marginally for the remainder of the 2006 fiscal year as we participate in joint marketing programs and trade shows with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance and office and administration expenses) totalled $186,520 or 13% of total operating expenses during the six-months ended June 30, 2006 (compared to $152,104 or 24% of total operating expenses for the six months ended June 30, 2005).  General overhead expenses were 5% of our total revenue compared to 9% of our total revenue for the six months ended June 30, 2005.  Rent, utilities, and property tax totalled $29,366, telephone expenses totalled $31,630, travel expenses totalled $48,743, repairs and maintenance expenses totalled $9,223, auto expenses totalled $4,150, insurance expenses totalled $10,278 and office and administration expenses totalled $53,130.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Depreciation and amortization expense was $91,872 for the six-months ended June 30, 2006 as compared to $66,223 for the six-months ended June 30, 2005. Depreciation and amortization expense was higher during the six months ended June 30, 2006 due to amortization of intangible assets, property and equipment.

Gross Profit.  Cost of goods sold was $2,489,207 for the six-months ended June 30, 2006 as compared to $1,209,777 for the six-months ended June 30, 2005.  Gross profits were $1,352,719 (or 35% of revenues) for the six-months ended June 30, 2006 as compared to $553,816 (or 31% of revenues) for the six months ended June 30, 2005.  The increase in gross profit as a percentage of revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.   Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Net Gain (Loss).  For the six-months ended June 30, 2006, we realized a loss of $150,188 from operations before other items compared to a loss of $151,030 for the six-months ended June 30, 2005.  We earned additional income of $303,712 from investment, $425 from foreign exchange gain and $26,131 from the gain on sale of property held for development for the six months ended June 30, 2006 compared to investment income of $239,750 and a one-time charge of $210,482 for legal fees for the six months ended June 30, 2005.

We recorded net income for the six-months ended June 30, 2006 of $180,080, or $0.003 per share, as compared to a loss of $121,762, or $(0.002) per share, for the six-months ended June 30, 2005.

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

To date, we have funded our operations with our revenues, with dividends and interest from our investments and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn comes from the auctions we hold through eBay and the National Auctioneers Association.  If one or both of these business relationships were terminated, our revenues could decline.  We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to operate these segments of our business profitably, which we have not been able to do to date.  Currently, however, we believe that revenues from our operations together with interest and dividends earned on our investments and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of June 30, 2006 we had working capital of $8,281,622 made up of cash and cash equivalents of $423,742, short-term investments of $1,492,288, accounts receivable of $1,632,888, loans receivable of $3,814,110, inventory of $960,390, prepaid expenses of $83,992 and current portion of notes receivable of $2,016 minus accounts payable and accrued liabilities of $112,928 and deferred revenue of $14,876.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2006 fiscal year as we expand our liquidation operations.  Cash flow used for operating activities required $701,669 due primarily to a decrease in inventory during the six months ended June 30, 2006.  We anticipate that the uses of cash will remain stable for the remainder of the 2006 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2006 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2006 fiscal year.

Cash flow from investing activities during the six-months ended June 30, 2006 was $(173,040), due to sale of marketable securities and loan advances.  Net cash flow used in financing activities during the six-months ended June 30, 2006, was $(1,395,349), which included repayment of a bank loan.

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

(3) Filed herewith.

______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: Aug 2, 2006

By:/s/ ABDUL LADHA

Name: Abdul Ladha

Title: President, Chief Executive

         Officer, Chief Financial Officer