Form 10QSB
period 2006-09-30
ABLEAUCTIONS COM INC
filed 2006-11-13
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Suite 200 - 1963 Lougheed Highway

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

The number of outstanding common shares, $ .001 par value, of the registrant at November 10, 2006 was 62,406,834

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2005 contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.

Below, we refer to several websites.  The content included in these websites is not a part of this report.

Overview

We provide liquidation and merchandizing services to businesses to assist them with managing the sale of their products.  Through our subsidiary, Unlimited Closeouts, Inc., we provide liquidation services to businesses with overstock.  Through our subsidiary iCollector.com Technologies Ltd., we provide auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through our subsidiary, Rapidfusion Technologies, Inc., we develop and sell point-of-sale software.  We manage our cash investments through Ableauctions.com, Inc. and, during 2005 we expanded our business through our subsidiary, Stanford Development Corporation.  Stanford Development Corporation manages our real property and loans to third parties.

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

Investment and Lending

On December 31, 2005 two of our wholly-owned subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd., were amalgamated to create Stanford Development Corporation. On September 7, 2006 Stanford Development Corporation changed its name to Axion Investment Corporation.   Axion Investment Corporation develops real estate and makes short term loans.  Ableauctions.com Inc. manages the investment of our cash and securities.  The return on these investments has helped support the development of our liquidation and auction businesses.

Results of Operations

Three months ended September 30, 2006 compared to the corresponding period in 2005.

Revenues.  During the three months ended September 30, 2006, we had revenues of $ 1,237,671 compared to revenues of $1,358,240 during the same period in 2005, a decrease of $120,569 or 8.9%.  Cost of sales were 59% of our revenues during the three-month period ended September 30, 2006, compared to 70% during the same period in 2005.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  We expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

Most of our revenue is realized from our liquidation business.  We expect the cost of sales from our liquidation business to be higher as compared to our online auction business, and the cost of sales as a percentage of revenue to fluctuate widely based upon the unpredictable nature of inventory available for purchase from our liquidation services and the seasonal demand for certain inventories.

Operating Expenses.  During the three-months ended September 30, 2006, operating expenses were $560,471 or approximately 45% of revenue compared to $496,165 or approximately 37% of revenue for the three months ended September 30, 2005.  The increases in operating expenses are primarily due to increases in commissions, advertising and promotion, and professional (accounting and legal) expenses.

Personnel expenses were $389,454 or 69% of our operating expenses during the three-months ended September 30, 2006 as compared to $271,959 or 55% of our operating expenses during the three-months ended September 30, 2005.  These expenses consisted of salaries and benefits of $163,514 (compared to $170,456 for the three months ended September 30, 2005), management fees of $39,000 (compared to $39,000 for the three months ended September 30, 2005), and commissions of $186,940 (compared to $62,503 for the three months ended September 30, 2005).  The increase in commissions is attributed to the incentive programs we have in place in order to enhance personnel performance.  The commissions are tied to revenue and profitability and fluctuate accordingly.  We anticipate that overall personnel expenses will remain higher for the remainder of the 2006 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $7,552 during the three-months ended September 30, 2006 as compared to $ 2,953 for the three-months ended September 30, 2005.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.

During the three-months ended September 30, 2006, advertising and promotion expenses were $46,256 or 8% of our operating expenses as compared to $23,052 or 5% of our operating expenses for the three-months ended September 30, 2005.  We anticipate that advertising and promotion expenses will increase marginally for the remainder of the 2006 fiscal year as we participate in joint marketing programs and trade shows with eBay Live Auctions and the National Auctioneers Association.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance and office and administration expenses) totalled $72,084 or 13% of total operating expenses during the three months ended September 30, 2006 (compared to $75,422 or 15% of total operating expenses for the three months ended September 30, 2005).  General overhead expenses were 6% of our total revenue, unchanged from the three months ended September 30, 2005.   Expenses for rent, utilities and property taxes totalled $19,750, telephone expenses totalled $12,304, travel expenses totalled $9,783, repairs and maintenance expenses totalled $4,644, auto expenses totalled $2,623, insurance expenses totalled $7,353 and office and administration expenses totalled $15,627.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.

Depreciation and amortization expense was $46,438 for the three-months ended September 30, 2006 as compared to $36,805 for the three-months ended September 30, 2005. Depreciation and amortization expense was higher during the three months ended September 30, 2006 due to amortization of intangible assets, property and equipment.

Gross Profit.  Cost of goods sold was $732,963 for the three-months ended September 30, 2006 as compared to $951,118 for the three-months ended September 30, 2005.  Gross profit was $504,708 (or 41% of revenues) for the three-months ended September 30, 2006 as compared to $407,122 (or 30% of revenues) for the three months ended September 30, 2005.  The increase in gross profit as a percentage of revenue is partly attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.   Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions and to fluctuate widely based upon the unpredictable nature of inventory available for purchase from our liquidation services and the seasonal demand for certain inventories.

Operating Net Gain.  For the three months ended September 30, 2006, we realized income of $48,804 from operations before other items compared to income of $ 112,676 for the three months ended September 30, 2005.  We recorded net income for the three months ended September 30, 2006 of $47,525, or $0.001 per share, as compared to $422,676 for the three months ended September 30, 2005 which included income of $310,000 from legal settlement.

Nine months ended September 30, 2006 compared to the corresponding period in 2005.

Revenues.  During the nine months ended September 30, 2006, we had revenues of $5,079,597 compared to revenues of $3,121,833 during the same period in 2005, an increase of $1,957,764 or 63%.  Cost of sales were 63% of our revenues during the nine months ended September 30, 2006, compared to 69 % during the same period in 2005.

The increase in revenues is primarily attributable to an increase in revenues earned from our liquidation services.  We expect that revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.

Most of our revenue is realized from our liquidation business.  We expect the cost of sales from our liquidation business to be higher as compared to our online auction business, and the cost of sales as a percentage of revenue to fluctuate widely based upon the unpredictable nature of inventory available for purchase from our liquidation services and the seasonal demand for certain inventories.

Operating Expenses.  During the nine-months ended September 30, 2006, operating expenses were $1,971,506 or approximately 39% of revenue compared to $1,134,788 or approximately 36% of revenue for the nine months ended September 30, 2005.  The increases in operating expenses are primarily due to increases in commissions, salaries and benefits and professional (accounting and legal) expenses.  Operating expenses as a percentage of revenue were consistent with the corresponding period in the previous year.

Personnel expenses were $1,389,684 or 70% of our operating expenses during the nine-months ended September 30, 2006 as compared to $641,874 or 57% of our operating expenses during the nine-months ended September 30, 2005.  These expenses consisted of salaries and benefits of $529,419 (compared to $420,839 for the nine months ended September 30, 2005), management fees of $117,000 (compared to $114,621 for the nine months ended September 30, 2005), and commissions of $743,265 (compared to $106,414 for the nine months ended September 30, 2005).  The increase in commissions is attributed to the incentive programs we have in place in order to enhance personnel performance.  The commissions are tied to revenue and profitability and fluctuate accordingly.  We anticipate that overall personnel expenses will remain higher for the remainder of the 2006 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $140,529 during the nine-months ended September 30, 2006 as compared to $32,640 for the nine-months ended September 30, 2005.  The professional fees related to preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.

During the nine-months ended September 30, 2006, advertising and promotion expenses were $98,931 or 5% of our operating expenses as compared to $73,921 or 7% of our operating expenses for the nine-months ended September 30, 2005.  We anticipate that advertising and promotion expenses will increase marginally for the remainder of the 2006 fiscal year as we participate in joint marketing programs and trade shows with eBay Live Auctions and the National Auctioneers Association, and increase our investor-relations expenditures.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance and office and administration expenses) totalled $258,604 or 13% of total operating expenses during the nine-months ended September 30, 2006 (compared to $227,526 or 20% of total operating expenses for the nine months ended September 30, 2005).  General overhead expenses were 5% of our total revenue compared to 7% of our total revenue for the nine months ended September 30, 2005.  Rent, utilities, and property tax totalled $49,116, telephone expenses totalled $43,934, travel expenses totalled $58,526, repairs and maintenance expenses totalled $13,867, auto expenses totalled $6,773, insurance expenses totalled $17,631 and office and administration expenses totalled $68,757.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Depreciation and amortization expense was $138,310 for the nine-months ended September 30, 2006 as compared to $103,028 for the nine-months ended September 30, 2005. Depreciation and amortization expense was higher during the nine months ended September 30, 2006 due to amortization of intangible assets, property and equipment.

Gross Profit.  Cost of goods sold was $3,222,170 for the nine-months ended September 30, 2006 as compared to $2,160,895 for the nine-months ended September 30, 2005.  Gross profits were $1,857,427 (or 37% of revenues) for the nine-months ended September 30, 2006 as compared to $960,938 (or 31% of revenues) for the nine months ended September 30, 2005.  The increase in gross profit as a percentage of revenue is partly attributable to the performance of our online auction business, which realizes higher gross profit margins than our liquidation services.   Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions and to fluctuate widely based upon the unpredictable nature of inventory available for purchase from our liquidation services and the seasonal demand for certain inventories.

Operating Net Gain.  For the nine-months ended September 30, 2006, we realized income of $202,328 from operations before other items compared to income of $201,396 for the nine-months ended September 30, 2005.  We recorded net income for the nine-months ended September 30, 2006 of $227,605, or $0.004 per share, as compared to net income of $300,914, or $0.005 per share, for the nine-months ended September 30, 2005 which included income of $99,518 from settlement net of legal fees.

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

As of September 30, 2006 we had working capital of $7,232,425 made up of cash and cash equivalents of $619,624, accounts receivable of $1,538,845, loans receivable of $4,157,265, inventory of $938,170, prepaid expenses of $70,822 and current portion of notes receivable of $2,013 minus accounts payable and accrued liabilities of $79,458 and deferred revenue of $14,856.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2006 fiscal year as we expand our liquidation operations.  Cash flow used for operating activities required $897,796 due primarily to a decrease in inventory during the nine months ended September 30, 2006.  We anticipate that the uses of cash will remain stable for the remainder of the 2006 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2006 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2006 fiscal year.

Cash flow from investing activities during the nine-months ended September 30, 2006 was $(185,105) due to an investment in a joint venture, sale of marketable securities and loan advances.  Net cash flow used in financing activities during the nine-months ended September 30, 2006, was $(1,359,349), which included repayment of a bank loan.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders approved the following actions at our annual general meeting that was held on September 29, 2006:

The shareholders elected the following individuals as directors:  Abdul Ladha (For:  45,738,730   Withheld: 7,119,275), Barrett Sleeman (For:  46,949,438   Withheld: 5,908,567), Dr. David Vogt (For:  47,108,518   Withheld: 5,749,487) and Michael Boyling (For:  47,240,023  Withheld: 5,617,982) to the Board of Directors of the Company.

A total of 52,858,005 of the 62,406,834 outstanding shares of common stock the Company as of July 20, 2006 were represented in person or by proxy.  The shares represented at the meeting constituted 84.7% of the outstanding shares.

In accordance with applicable law, the election of directors was by a plurality of the votes cast, while the approval of all other proposals was by a majority of the votes cast.  Shares which abstained from voting as to these matters, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to these matters (“broker non-votes”), were not counted as votes in favor of or against the matters.  For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal had been obtained, abstentions and broker non-votes were included in the number of shares present and entitled to vote.

ITEM 5. OTHER INFORMATION

The following is a short description of the Joint Venture Agreement entered into on July 28, 2006 among Stanford Development Corporation, Canitalia Industries Ltd. and 449991 B.C. Ltd.  The description is qualified in its entirety by the terms of the Joint Venture Agreement which is attached to this Quarterly Report on Form 10-QSB as an exhibit.

On July 28, 2006 the Company’s wholly-owned subsidiary, Axion Investment Corp. (formerly known as Stanford Development Corporation and referred to in this discussion as the “Subsidiary”) entered into a Joint Venture Agreement (the “New Joint Venture Agreement”) with Canitalia Industries Ltd. and 449991 B.C. Ltd.  The purpose of the New Joint Venture Agreement was to further define the rights and obligations of the parties in connection with the Joint Venture Agreement (the “Original Joint Venture Agreement”) dated July 14, 2006 and executed by the Subsidiary on July 18, 2006.  Pursuant to the Original Joint Venture Agreement, the parties agreed to form a joint venture for the purpose of purchasing two vacant lots for development (the “Project”).  The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3 J (the “Property”).

Under the New Joint Venture Agreement, the parties agree that if a bank loan is obtained to purchase the Property, the Subsidiary and 449991 B.C. Ltd. will each provide one-half of the down payment and that each joint venture party will be responsible for one-third of the loan payments.  The parties also agree that each will pay one-third of all development costs.  If the Project is not completed and sold within five years from the date of the New Joint Venture Agreement, Canitalia agrees that it will pay to the remaining joint venture parties, in equal shares, one-third of the amount of the down payment.  Alternatively, if the Project is completed and sold within five years from the date of the New Joint Venture Agreement, the Subsidiary and 449991 B.C. Ltd. will each receive, from the proceeds of sale and prior to any other distributions to the joint venture parties, an amount equal to one-half of the down payment amount.  If the joint venture is required to provide collateral for the bank loan in the form of the building located at 1963 Lougheed Highway, Coquitlam, British Columbia, the joint venture parties agree they will pay the sum of $7,083 CDN per month to 0716590 BC Ltd., the owner of the collateral and a wholly-owned subsidiary of the Company.

If the joint venture is unable to secure a bank loan, the joint venture parties agree to each provide cash for the purchase price of the Property.  In this event, the Company agrees to loan Canitalia the sum of $579,166 CDN for a period of one year at an interest rate of 10%.  The loan is to be personally guaranteed by Canitalia’s officers and secured by its interest in the Project.  The loan will be repaid by Canitalia when financing is obtained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

10.1

Joint Venture Agreement dated July 14, 2006 among Stanford Development Corporation,

Canitalia Industries, Ltd. and 449991 BC Ltd.(3)

10.2

Joint Venture Agreement dated July 28, 2006 among Stanford Development Corporation,

Canitalia Industries, Ltd. and 449991 BC Ltd. (4)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(4)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.

(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: November 10, 2006

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

          Officer, Chief Financial Officer