Form 10KSB
period 2006-12-31
ABLEAUCTIONS COM INC
filed 2007-03-30
CIK 1099290

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes  [ X] No

State issuer’s revenues for most recent fiscal year:  $6,243,865

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 15, 2007 the number of shares of the registrant’s common stock outstanding was 62,406,834.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None.

Transitional Small Business Format.   Yes [  ]   No [X]

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify “forward-looking statements”, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the loss of the registrant’s key personnel; the registrant’s dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; the registrant’s ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on continued growth in use of the Internet; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others, risks over which the registrant has no control, such as a general downturn in the economy which may adversely affect the value of real property and impact discretionary spending by consumers, and the other risks and uncertainties described in this report.

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

PART I

Item 1.

Description of Business

Overview

We provide liquidation and merchandizing services to businesses to assist them with managing the sale of their products.  Through our subsidiary, Unlimited Closeouts, Inc., we provide liquidation services to businesses with overstock.  Through our subsidiary iCollector.com Technologies Ltd., we provide auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through our subsidiary, Rapidfusion Technologies, Inc., we develop and sell point-of-sale software.  We manage our cash investments through Ableauctions.com, Inc. and, during 2006 we expanded our business through our subsidiary, Axion Investment Corporation (which was formerly known as Stanford Development Corporation).  Axion Investment Corporation manages our real property and loans to third parties.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this Annual Report.

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

Liquidation Services

During 2006, most of our business involving the liquidation of excess inventory was carried out by our wholly owned subsidiary, Unlimited Closeouts, Inc., which contacts major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sells the merchandise to major retail chains, other resellers or the public.

We earn commissions ranging from 10% to 25% on the inventory that we sell.  During the 2006 fiscal year, revenue from our liquidation business totaled approximately 77% of all the revenue we earned.

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

During the 2006 fiscal year, our iCollector operations grew over 70%, facilitating 951 auction sessions.  The fee charged to our auction house clients was approximately $1,500 per auction plus approximately 5% of the value of the merchandise sold online, which we shared equally between us and eBay.  We expect this sector of our business to continue growing.

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

During the 2006 fiscal year, our NAALive operations grew over 100% and facilitated 297 auction sessions.  The fee charged to our auction house clients was approximately $125 per auction plus approximately 1.5% of the value of the merchandise sold online.  We pay the NAA up to 20% of the fees we collect for joint marketing.  We expect this sector of our business to continue growing.

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

Point of Sale (POS) Software and Services

We also earn revenues from our subsidiary, Rapidfusion Technologies, Inc.  Rapidfusion has developed point-of-sale software and services for retailers.  Users of these products and services may select from the following packages that we offer:

•

The Rapidfusion POS (Point-of-Sale) 2007 Professional Single-User (Retail $3,000) is our full-featured product for medium to large stores needing a comprehensive, standalone point of sale product.  This software may be upgraded to add other users, as necessary.

•

The Rapidfusion POS (Point-of-Sale) 2007 Professional Multi-User (Retail $3,750) is for medium to large stores requiring two or more terminals (for example, one terminal for inventory management and one terminal for sales) in one complete point of sale product.

•

The Rapidfusion POS (Point-of-Sale) 2007 Professional Head Office Solution (Retail $4,000) is designed to manage multiple store branches from one central terminal.  This product includes functionality of warehouse or store split-purchase orders, full inventory control with inter-store transfers, customer database management, and the ability to consolidate and track all sales data for multiple store branches.

In 2007, we released an enhanced version of Rapidfusion’s point of sale software that includes integrated gift registry functions.  We became certified by Paymentech Solutions to use its software and, as a result, were able to integrate credit card and debit card transactions into our software through advanced Paymentech Pin-Pads, replacing existing separate point of sale credit card and debit card terminals with simple pin-pad card readers.

Investment, Real Property Development and Lending

The return on our investments, real property development and lending help support the development of our liquidation and auction businesses, including the development of new technologies for use by on-line businesses.

Investment of our cash is managed by Ableauctions.com, Inc.  In an effort to expand our business we created Axion Investment Corporation, referred to in this discussion as “Axion”.  Axion develops real estate and makes short term loans.

As of December 31, 2006, our investments were broken down as follows:

Type of Investment	Amount

Loans	$4,092,852
Real Property	$2,354,076
Real Property held for Development	$2,692,300

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we intend to develop vacant land consisting of approximately 1.46 acres that is zoned for mixed commercial and residential use located in Surrey, British Columbia.  We acquired this property in August 2005 for $1,270,000.  We intend to develop the property by improving it with a retail facility of approximately 4,300 square feet and with a residential complex consisting of 111 condominiums of approximately 80,000 square feet (the “Development”).  We estimate that the cost of the proposed Development will be $15.9 million, which includes the cost of the land.  Our wholly-owned subsidiary, Gruv Development Corporation (formerly known as 0723074 B.C. Ltd.), will develop this project.

In order to obtain construction financing and mitigate market risks for this development, on March 16, 2007 we filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  We market the units using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, an officer and director.  We engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. to market the strata lots and, by March 27, 2007, we had entered into agreements to pre-sell over 90% of the condominiums prior to construction.  We expect to sell the remainder of condominiums by April 15, 2007.

As of December 31, 2006, we had spent approximately $96,162 in developing this property and we expect to incur an additional $300,000 in expenses (excluding realtor commissions) relating to the pre-sale and marketing of the condominium units included in the Development.  If the Development is suspended for any reason, including but not limited to our inability to generate sufficient pre-sales or our inability to obtain financing, permits or insurance, we will not be able to recover our expenses.  There can be no assurance that the Development will be successful or that developing the property in this manner will increase, or even maintain, its value.

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2006, Axion had outstanding approximately $4,092,852 in loans.

Competition

Online Auction Companies

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

Real Estate Development

We have only two real estate development projects.  However, as we locate properties that we believe have potential for development, we may decide to add other projects if it is economically feasible for us to do so.

The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor.  We do not represent a significant competitive presence in the real estate development industry and we do not believe that we will ever have a competitive presence in that industry.

Government Regulation

Online Auction Companies

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

Real Estate Development

To date, our real estate development activities have been centered in the general area of Vancouver, British Columbia.  In order to develop property in British Columbia, we must comply with various regulations promulgated by the British Columbia Superintendent of Real Estate.  These regulations include, but are not limited to, the Real Estate Development Marketing Act of British Columbia.  To date, we have not found these regulations burdensome to comply with.

Intellectual Property

We have developed the majority of our software internally.  We have taken measures to protect our intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to deploying a modular development schedule where individual modules of software developed or coded by employees or contractors have no stand-alone benefits until they are integrated with the other modules.

We have registered several Internet domain names.

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

Employees

As of March 15, 2007 we had a total of 37 full time staff persons, including 35 full time staff, 1 consultant and 1 part-time employee.  In addition to management, we employ sales people, administrative staff, and development and technical personnel.  From time to time, to further reduce expenses, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.

Item 2.

Description of Property

We invest in real property and real property development when we find opportunities that we believe will provide us with a reasonable rate of return with only moderate or low risk.  Thus far, with the exception of our corporate office, which is partially rented to an unrelated third party, we have acquired these assets solely for capital gain, and not with a view toward deriving income from them on a long-term basis.  We have no limitations on the percentage of assets that may be invested in any one investment, although our policy, which is established by our Board of Directors and is not subject to approval by our shareholders, has been to keep our investments diversified in approximately equal percentages.  Depending on various factors including the timing of opportunities, the cash we have available to invest, the type of investment, the risk associated with the investment, the overall state of the economy and the strength of certain markets, we may change our policy relating to diversifying our investments.  Currently, our investments in real estate include the following:

1963 Lougheed Highway - On February 24, 2005 we purchased the building located at 1963 Lougheed Highway, Coquitlam, British Columbia, in which our corporate headquarters are located.  The property consists of 19,646 square feet of commercial space and 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  A portion of the property continues to be leased to two tenants.  We occupy approximately 11,000 square feet.  These premises are in good condition and suitable for our operations.  We have no present plan to improve or further develop the property.  We believe that the property is adequately insured.

On October 11, 2006, we arranged for a credit facility in the amount of $1,785,714 (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”) for our subsidiary, Axion Investment Corp.  The Credit Facility bears interest at the prime rate as announced by the Bank, plus 0.50% per year.  Payments of interest and principal in the amount of $12,830 are due each month.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, recorded against the property and by a guarantee and a postponement of claim signed by us in favor of the Bank.  (A postponement of claim prevents us from making any claim against the borrower until the Bank is paid in full.)  The Bank may exercise its rights and remedies under the mortgage upon default in the payment of the Credit Facility.  Subsequent to December 31, 2006, additional loan advances were made under the facility, with the same terms as above.

9643 King George Highway - On August 19, 2005, we completed the purchase of real property located at 9643 King George Highway, Surrey, British Columbia V3T 2V3 from Imara Venture Ltd..  The total purchase price was $1,270,000.   The property is a 1.46 acre vacant lot zoned for mixed commercial and residential use.  We believe that the property is suitable for development and we currently intend to develop it by erecting a 4,300 square foot retail facility and an 80,000 square foot residential complex consisting of 111 condominiums, although we are not required to undertake any such development and may chose not to do so.  We carry liability insurance that covers the property and we believe that the insurance coverage is adequate.  There is no mortgage on the property.  We estimate that the cost of the proposed development will be $15.9 million, which includes the cost of the land.

In order to obtain construction financing and mitigate market risks for this development, on March 16, 2007 we filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  We market the units using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, an officer and director.  We engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. to market the strata lots and, by March 27, 2007, we had entered into agreements to pre-sell over 90% of the condominiums prior to construction.  We expect to sell the remainder of condominiums by April 15, 2007.

As of December 31, 2006, we had spent approximately $96,162 in developing this property and we expect to incur an additional $300,000 in expenses (excluding realtor commissions) relating to the pre-sale and marketing of the condominium units included in the development.  If the development of this property is suspended for any reason, including but not limited to our inability to generate sufficient pre-sales or our inability to obtain financing, permits or insurance, we will not be able to recover our expenses.  There can be no assurance that the development of this property will be successful or that developing the property in this manner will increase, or even maintain, its value.

TOWNSHIP HOLDINGS Ltd. - 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia - On July 14, 2006 our wholly-owned subsidiary, Axion Investment Corp. entered into a Joint Venture Agreement (“ Agreement”) with two unrelated parties, Canitalia Industries Ltd. and 449991 B.C. Ltd., for the purpose of purchasing two vacant lots for development (the “Project”).  The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3 (the “Property”).   The Property was purchased on August 14, 2006 for a purchase price of $2.99 million.

Pursuant to the Agreement, Township Holdings Ltd. (“THL”), was formed.  Each of the parties to the Agreement owns a one-third interest in THL and each has appointed one member to THL’s board of directors.  Through THL, we intend to apply for re-development of the lots by sub-division and then intend to resell or develop the sub-divided lots, although there is no assurance that THL will do this.

All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among the parties to the Agreement.

We lease 1,000 square feet of office space located at Suite 217, 323 East Matilija Street, Ojai, California.  The monthly payments are $1,713 and the lease term is five years.  The lease term began in April 2006.  The facility serves as the operating office for Unlimited Closeouts Inc.  The premises are in good condition and suitable for the operations of Unlimited Closeouts Inc.

In 2006 we rented storage space, ranging from 1,000 square feet to 3,000 square feet, from Quantum Warehousing and Distribution Ltd., in Coquitlam, British Columbia.  We paid approximately $1,694 per month in storage fees plus handling fees.  In December 2006 this facility moved its location approximately 20 miles further away from our headquarters and established policies that made it difficult for us to manage our inventory, so in the same month we stopped using the facility and we entered into a three year lease of approximately 2,851 square feet of storage space from Bullion Reef Holdings Ltd., a private company wholly-owned by the spouse of our President, Abdul Ladha.   The monthly rent on the property, located at 3112 Boundary Road, Coquitlam, British Columbia, is approximately $1,777.  The lease is a triple-net lease.

Gruv Development Corporation, our subsidiary, leases approximately 2,009 square feet of showroom space located at 9666 King George Highway, Surrey, British Columbia.  The lease payments are $2,922 per month and the lease term is two years.  The facility will serve as a sales center and display suite for the condominium development project located at 9643 King George Highway in Surrey, British Columbia.  The lease, which was effective October 1, 2006, may be renewed for an additional six months following the expiration of the term.

Item 3.

Legal Proceedings

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for our common stock for each quarter during the period from January 1, 2005 through December 31, 2006, as published by the American Stock Exchange and is set forth below.

Quarterly Common Stock Price Ranges

Quarter Ended	2005
	High	Low
March 31	$0.63	$0.57
June 30	$0.44	$0.42
September 30	$0.37	$0.34
December 31	$0.31	$0.30

Quarter Ended	2006
	High	Low
March 31	$0.46	$0.42
June 30	$0.34	$0.33
September 30	$0.27	$0.26
December 31	$0.20	$0.18

There were 578 record holders of our common stock as of March 15, 2007.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

The following table illustrates, as of December 31, 2006, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2

Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	25,000,000	$0.40	325,000

Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	10,900,000	$0.40	1,813,631

Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	2,653,631	$0.40	0

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

In 2004 we entered the business of liquidating excess inventory.  Depending on the service we provide, we can either purchase the inventory and re-sell it, or we can act as a broker between the seller and a purchaser.  Our sales revenues during the 2004 fiscal year increased significantly, primarily as a result of our liquidation business.  We are currently dependent on two individuals to operate our liquidation business.  If we were to lose the services of these individuals, it could have a material adverse effect on this sector of our business and on our results of operations.

During 2004 we also acquired Rapidfusion Technologies, Inc.  Rapidfusion Technologies, Inc. has developed point-of-sale software and services for retailers.

During 2005 we merged two of our subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd.  The new entity was named Stanford Development Corporation.  On September 7, 2006 Stanford Development Corporation changed its name to Axion Investment Corporation.  Axion Investment Corporation develops real estate and makes short term loans.

We intend to continue to expand our business by increasing the number of auctions we hold on-line, and by finding lucrative liquidation opportunities.  We continually contact auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions we host.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who need to dispose of merchandise quickly.  However, our business will be adversely affected by any downturn in the general economy of the United States, from which we derived most of our revenues during the 2006 fiscal year.  A downturn in the economy of the United States would likely affect the capital available for purchasing goods that are not necessities.  There can be no assurance that we will be able to increase our revenues from operations.

We are also expanding our business through our investments in real property and loans.  \

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

Marketable Securities and Loans

During the 2006 fiscal year, our investment in securities and loans generated approximately $541,006 in revenues.  Currently, we hold no securities, 40% of the value of our assets is held in the form of loans and 26% of the value of our assets is held in the form of real estate for investment.

Type	Carrying Amount	% of Holdings
Cash	$ 1,004,558	10%
Real Estate (head office)	$ 2,354,076	23%
Real Estate (development)	$ 1,455,031	14%
Real Estate (Joint Venture)	$ 1,237,269	12%
Loans	$ 4,092,852	40%
Total	$ 10,143,786	100%

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

Segmented information

Because we facilitate auctions and liquidations over the Internet, participants could come from anywhere in the world.  However, our business presence is in both Canada and the U.S.

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

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, we adopted SFAS 123(R) which requires that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  We have evaluated the impact of the adoption of SFAS 123(R) and, although we have not yet finished our estimates to enable us to quantify the impact, based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will not be significant to our overall results of operations and financial position.

Income Taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

We have net operating losses carried forward of approximately $9,500,000 which expire in years ranging from 2007 to 2026.  We have provided a full valuation allowance of approximately $3,045,000 on the deferred tax asset because of the uncertainty of realizability.

Results of Operations

Year ended December 31, 2006 compared to the Year ended December 31, 2005, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2006, we had revenues of $6,243,865 as compared to $4,428,912 during the year ended December 31, 2005, an increase of 41%.  Cost of sales was $3,868,399 or 62% of our revenues, for the year ended December 31, 2006, compared to $3,129,761, or 71% of our revenues, during the same period in 2005.

The increase in revenues includes a 50% increase in revenues earned from our liquidation services.  Our liquidation business accounted for $4,917,198 for the 2006 fiscal year, compared to revenue of $3,272,235 for the 2005 fiscal year.  During the 2006 fiscal year, our liquidation services accounted for 78% of total revenues.  During the 2006 fiscal year, the revenue from our iCollector and NAALive auction operations grew over 70% and 100% respectively.  We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.

We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues as our liquidation services continue to expand.

During the year ended December 31, 2006, we also had investment income of $541,006 compared to $773,572 for the year ended December 31, 2005.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature, as a result, returns will be realized on completion of projects.  As of December 31, 2006, the carrying amounts or our holdings in real estate held for development totalled $2,692,300.

Operating Expenses.  Operating expenses totalled $2,816,617, or 45% of net revenues, for the year ended December 31, 2006 as compared to $1,738,215, or 39% of net revenues, for the year ended December 31, 2005.  The increase in our operating expenses resulted primarily from an increase of $570,316 in commissions we paid, due to the increase in the number of liquidation transactions and live auctions we facilitated.  Management fees, salaries and benefits totalled $992,017 or 35% of the total operating expenses for the year ended December 31, 2006 as compared to $742,839 or 43% of the total operating expenses for the year ended December 31, 2005.  Management fees, salaries and benefits increased as we added more staff and established cash incentives to facilitate growth.  Accounting and legal fees increased by $104,119.  This increase related primarily to the preparation or review of documents that relate to our property development and mortgage loan businesses and to the restatement of our financial statements.  We expect that increased accounting and legal fees relating to our property development and mortgage loan businesses will continue in the future.

The cost of investor relations and shareholder information services decreased from $41,827 for the year ended December 31, 2005 to $28,690 for the year ended December 31, 2006.  We expect the cost of investor relations in 2007 in increase significantly as our plan is to increase our shareholder services.

In order reduce overall operating expenses, we expect to adjust our commission structures in 2007.

Gross Profit and Cost of Revenues.  Cost of revenues was $3,868,399, or 62% of net revenue, for the year ended December 31, 2006 as compared to $3,129,761, or 71% of the net revenue, for the year ended December 31, 2005.

Gross profit was $2,375,466 or 38% of total revenue for the year ended December 31, 2006, an increase from the year ended December 31, 2005 when we had gross profit of $1,299,151 or 29% of total revenue.  The increase in gross profit as a percentage of revenue is a result of improving the pricing and product offerings of our liquidation operations.  The increase also reflects the performance of our high-profit auction broadcasting services group, the growth of which (70% growth for iCollector in 2006 from the previous year, and over 100% growth for NAALive in the same period) outperformed the growth of the liquidation services groups.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions. We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Net Income.  We had a net income of $167,233 or $0.003 per share for the year ended December 31, 2006 as compared to a net income of $437,182 or $0.007 per share for the year ended December 31, 2005.

Liquidity and Capital Resources

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2007:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	300,000
Servers and operating systems	150,000
Working Capital	500,000
Investor Relations	350,000
Property Development	1,500,000
Required Capital:	$ 3,150,000

As of December 31, 2006, we had working capital of $6,810,115.

We cannot assure you that our actual expenditures for the 2007 fiscal year will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, unexpected costs related to our business, acquisition and/or expansion costs, reliability of the assumptions of management in estimating costs and certain economic factors.

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

In 2005, we had working capital of $7,817,173.  In 2006, our working capital decreased to $6,810,115.  We had cash and cash equivalents of $1,004,558, accounts receivables of $1,436,764, loans receivable of $4,092,852, inventory of $860,643, prepaid expenses of $47,849, and current portion of notes receivable of $1,931 minus current liabilities of $634,482 at December 31, 2006.  We anticipate that trade accounts receivables and inventory may increase during the 2007 fiscal year as we increase the number and frequency of our auctions, and as we expand our other business operations.

Cash flow from operating activities was $1,120,713 during the year ended December 31, 2006 as compared to $(589,116) during the year ended December 31, 2005.  The change in operating cash flow from 2005 was due to a decrease in accounts receivable and sale of inventory.  Our cash resources may decrease if we complete an acquisition during 2007, or if we are unable to maintain positive cash flow from our business through 2007.

Cash flow used in investing activities during the fiscal year ended December 31, 2006, was $(106,874).  We sold our marketable securities primarily to purchase property and equipment, to purchase property for development and to fund loan advances.  Cash flow from financing activities was $(810,655), which resulted from the repayment of a bank loan.

As of December 31, 2006, our holdings included the following:

Type	Carrying Amount	% of Holdings
Cash	$ 1,004,558	10%
Real Estate (head office)	$ 2,354,076	23%
Real Estate (development)	$ 1,455,031	14%
Real Estate (Joint Venture)	$ 1,237,269	12%
Loans	$ 4,092,852	40%
Total	$ 10,143,786	100%

During the fiscal year ended December 31, 2006, we received income of $541,006 from our investments.

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

We rely heavily on eBay’s servers for uninterrupted Internet access and the ability to offer our customers live auction technology that accesses eBay’s clients.  Our agreement with eBay governs the conduct of auctions on eBay’s website and may be terminated on short notice or without notice.  Our business is dependent on eBay’s uninterrupted Internet access, its servers and its continued operation of the live auction platform on eBay Live Auction.  The loss of any of these services or this agreement would have a material adverse effect on our business, financial condition, and operating results.  We cannot assure you that we would be able to obtain these services from other parties or that we can renew our eBay agreement.

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

Our core business is done through the Internet and requires us to be able to include all the bidders that care to bid at the auctions we facilitate.  However, we may be subject to capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth.

Our business of facilitating on-line auctions means that anyone, anywhere in the world, could log onto the auction website to bid.  We cannot be sure how many bidders will attend an auction on-line.  Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and servers, Internet and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and businesses using our services.  Our success also depends on our abilities, and that of our vendors, to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in the use of our service.

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

Unlimited Closeouts, Inc., our inventory liquidation business, accounted for approximately 77% of our revenues during the 2006 fiscal year.  Ten customers accounted for approximately 70% of these revenues, with the largest customer accounting for approximately 15% of the revenues. If we were to lose any one of these customers, it could have a material adverse effect on the business of Unlimited Closeouts, Inc. and on our results of operations.

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded.

We anticipate that the Internet domain names “ableauctions.com”, “icollector.com”, “itrustee.com” and various others will be an extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

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

In addition, our success depends largely on sellers reliably delivering and accurately representing the working condition of auctioned goods and buyers paying the auctioned price.  While we can suspend the accounts of users who fail to fulfill their obligations, beyond crediting sellers with the amount of their fees in certain circumstances, we do not have the ability to otherwise require users to make payments or deliver goods and we do not compensate users who believe they have been defrauded by other users.  Any resulting litigation could be costly for us, divert management’s attention from our business and could result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition.

We conduct a significant amount of our business online, however such activities may not be secure.  If a breach of security occurred, our reputation could be damaged and we could be sued.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Currently, a significant number of Ableauctions users authorize us to bill their credit card accounts directly for all transaction fees charged by us.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by us to protect customer transaction data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition.

During 2006, a significant portion of our income resulted from loans we made to third parties.  While we try to adequately secure the loans we make, we cannot guarantee you that these loans will always be recovered if a default were to occur.

In 2005 we expanded our business to include loaning funds to individuals and businesses in the Vancouver, British Columbia area.  During 2006, revenues from these loans totaled approximately $380,000.  The loans we make are always secured, generally by real property.  We obtain appraisals or assessments of the property prior to making the loans.  However, in the event of an economic downturn, the value of the property could decline and the loan become unsecured.  If that were to happen, and a default in payment occurred, we may be unable to recover the funds that were loaned.  This could have a material, adverse affect on our revenues.

During 2005 we further expanded our business to include property development.  In order to develop property, we must advance significant funds which – if the development fails – we may not be able to recover.

We are currently developing two properties for mixed commercial and residential use and, as opportunities arise, we may develop other properties in the future.  In order to develop property, we must spend a significant amount of time and money.  We must acquire the property, have plans prepared, obtain zoning approvals and permits and build and sell the project.  During any phase of the project we could experience delays (such as in obtaining permits) or unforeseen problems (such as labor disputes, increasing materials costs, or an inability to obtain adequate financing).  Even if we are able to build the project, the market for the units we build could decline.  We cannot guarantee you that our building projects will be successful or that we will be able to recover the money we put into them.  If our building projects are unsuccessful, our business and our cash flow will be materially adversely affected.

Our stock price is subject to extreme volatility.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in our quarterly operating results, announcements of technological innovations, or new services offered by us or by our competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of our common stock or other securities in the open market and other events or factors, many of which are beyond our control.  Further, the stock markets in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  The trading prices of many technology companies’ stocks do not accurately reflect the valuations of these companies.  There can be no assurance that trading prices and valuations will be sustained.  These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance.  Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the common stock.

The market price of our common stock may be adversely affected if too much of it is sold at once.

Sales of substantial amounts of our common stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price of our common stock.  Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We have invested our assets in securities such as stocks, bonds, mortgage loans, real estate and income trusts.  If these investments decline in value, we may suffer significant losses.

As of December 31, 2006, our holdings included the following:

Type	Carrying Amount	% of Holdings
Cash	$ 1,004,558	10%
Real Estate (head office)	$ 2,354,076	23%
Real Estate (development)	$ 1,455,031	14%
Real Estate (Joint Venture)	$ 1,237,269	12%
Loans	$ 4,092,852	40%
Total	$ 10,143,786	100%

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

We are not under any immediate threat to be delisted from the American Stock Exchange and the American Stock Exchange has not taken any action in notifying us of any concerns surrounding the listing.  However, the American Stock Exchange may change its listing requirements or we may not be able to meet the listing criteria.  If our common stock were delisted from the American Stock Exchange, it would be traded on the Over-the-Counter Bulletin Board, which is merely a quotation system, not an issuer listing service.  Buying and selling securities on the Over-the-Counter Bulletin Board is not as efficient as buying and selling securities on an exchange, therefore, if our common stock ceased to be traded on the American Stock Exchange it would likely be more difficult for you to sell your stock or to receive the best price for your stock.

In 2002 we acquired iCollector PLC.  This business eventually failed.  We cannot guarantee that we will be able to successfully incorporate into our business model the acquisitions that we make, or that the acquisitions we make will be profitable.

In 2002 we acquired iCollector PLC, which eventually failed.  However, we may still, in the future, acquire businesses, technologies, services or products that we believe are strategic.  There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with our current business.  The process of integrating an acquired business, technology, service or product into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and other intangible assets, which could materially adversely affect our business, results of operations and financial condition.  Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive.

We may be unable to adequately protect our intellectual property.

We own the trademarks Ableauctions, Unlimited Closeouts, iTrustee and iCollector.  The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company’s technology or to deter independent third party development of similar technologies.  The Company will pursue the registration of some of its trademarks and service marks in the U.S. and Canada, however, it continues to rely on common law to protect its intellectual property.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company’s services are made available online.  The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.  While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company’s proprietary rights or reputation, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

We could lose the right to use third party technologies on which we rely, such as eBay’s online auction technology.  If that were to happen, it would have a material adverse affect on our business, results of operations and financial condition.

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

PART III

Item 9.

  Directors, Executive Officers, Promoters and Control Persons;

  Compliance With Section 16(a) of the Exchange Act

Officers and Directors

Abdul Ladha, Age 45

Abdul Ladha has been a director, President, and Chief Executive Officer of the Company since August 24, 1999.  He also currently serves as the Chief Financial Officer.  In addition, Mr. Ladha is President of all of the Company’s wholly owned subsidiaries.  Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia (UBC).  In 1985, he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of (a) the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and (b) the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services.  Mr. Ladha was President, Chief Executive Officer, and a director of Dexton Technologies from December 1994 to July 2001.  In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.

Mr. Ladha is the Executive Director of CITA – The Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada’s technological entrepreneurs sponsored by the UBC, Simon Fraser University (SFU), the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

Barrett E.G. Sleeman, P.Eng., Age 66

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

Dr. David Vogt, Age 50

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

Michael Boyling, Age 50

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

Key Employees

In addition to our officers and directors, we value and rely upon the services of the following key employees.

Paul Piotrowski, Age 30

Paul Piotrowski is the manager of iCollector.com Technologies Ltd..  Mr. Piotrowski has been involved in the development of the company’s technology since he began working for Ableauctions.com Inc. in June 1999.  Before joining the company his past employment experience was in the field of computer hardware and software design, customer service and support as well as management and team leadership.  From 2001 to September 2003, Mr. Piotrowski was also the president and co-owner of Rapidfusion Technologies Inc., a privately owned technology development company, which was purchased by Ableauctions.com Inc. in September 2003.  Following the sale of Rapidfusion Technologies Inc. to the company, Mr. Piotrowski focused his full time efforts on continuing to develop and improve the company’s online auction live bidding technology and continues to do that in the current capacity of Chief Technology Officer with the company.

Erick Richardson, Age 62

Erick Richardson is the manager of Unlimited Closeouts Inc.  Mr. Richardson began working for Ableauctions.com Inc. in 2004, developing a liquidation business that buys product from major manufacturers and resells them to off price retailers in the United States.

Mr. Richardson was previously employed as a sales consultant by McKenzie Trading, an inventory broker.

There are no family relationships among our directors or executive officers.

During the past five years, except as described below, none of our directors or executive officers has been involved in any of the following events:

•

Any bankruptcy petition filed by or against any business of which a director or executive officer was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment or decree not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

In 2002 it was determined that our subsidiary, iCollector PLC, could not sustain its operations and it was eventually placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, Ableauctions.com (Washington) Inc., our wholly owned subsidiary, ceased its bricks and mortar operations in San Mateo and San Francisco.  Our current officers and directors also served as our officers and directors during this period.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The audit committee members include Mr. Barrett Sleeman, Dr. David Vogt and Mr. Michael Boyling.

While we believe that members of our audit committee each have some of the attributes of an audit committee financial expert, no single individual possesses all of the attributes therefore, no one on our audit committee can be deemed to be an audit committee financial expert.  However, we believe that the collective experience and education of the members of our audit committee provide us with the expertise that an audit committee financial expert could provide.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.  Although a Form 4 was filed for Abdul Ladha on March 23, 2006 reporting the grant of an option on November 16, 2004, that same option had previously been reported on a Form 5 filed by Mr. Ladha on February 23, 2005.

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

Item 10.

Executive Compensation

The table below shows, for the last fiscal year, compensation paid or accrued to the Company’s chief executive officer and the four most highly paid executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)(2)	Total ($)
Abdul Ladha President and CEO	2006	156,000	0		0			6,000	162,000
Erick Richardson, Vice President and director, Unlimited Closeouts	2006		207,500		36,000				243,500
Paul Piotrowski, Manager of iCollector.com Technologies Ltd.	2006		128,344		20,000				148,344
Steve Gold, Senior Account Manager of Unlimited Closeouts, Inc.	2006		296,430		-				296,430

(1)

Year ended December 31.

(2)

Car allowance.

Disclosure to Summary Compensation Table

Our compensation program consists of the following three components:

•

base salary;

•

bonuses; and

•

awards of options to purchase common stock from our 1999 Stock Option Plan and, for directors, our 2002 Stock Option Plan for Directors.

We believe that a combination of cash and options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.

In setting the compensation for our sole executive officer, our Board of Directors looked primarily at his responsibilities, at salaries paid to others in businesses comparable to ours, at his experience and at our ability to replace him.  We expect the salary of our executive officer to remain relatively constant unless his responsibilities are materially changed.

Bonuses are used to reward exceptional performance, either by the individual or by the company.  Bonuses are discretionary.  No bonuses were granted to our executive officer during the 2006 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards granted to our highest paid executive officers as of December 31, 2006.  Equity awards granted to Mr. Ladha were granted in connection with his service as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Abdul Ladha	1,454,231	0	0	$0.40	11/16/2014	0	0	0	0
Erick Richardson	1,600,000 450,000	0 450,000	0	$0.42 $0.35	08/24/2009 08/22/2008	0	0	0	0
Paul Piotrowski	250,000 250,000	250,000	0	$0.35 $0.42	08/22/2008 08/24/2009	0	0	0	0
Steve Gold	250,000	0	0	$0.42	08/24/2009	0	0	0	0

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

Compensation Paid to Members of our Board of Directors

We did not compensate our directors during the 2006 fiscal year.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 15, 2007, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership of Securities	Percent of Class(2)

Abdul Ladha, Director and Executive Officer	2,387,475(3)(4)	3.83%
Barrett Sleeman, Director	457,200(4)	0.73%
Dr. David Vogt, Director	457,200(4)	0.73%
Michael Boyling	457,200(4)	0.73%

All current directors and executive officers as a group(4 persons)	3,759,075	6.02%

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

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

In 2005, we obtained a bank operating line of credit with an authorized limit of $1,395,349.  Advances under the credit line bore interest at the bank’s prime rate.  The line of credit was secured by a provincial bond we held in the amount of $1,350,000 and was also guaranteed by Abdul Ladha.  During the 2006 year, the bond was sold and the proceeds were used to pay off the line of credit.

As at December 31, 2005, included in Company’s accounts receivable was a balance of $33,234 owing from a director of the company.   The receivable was subsequently collected.  The transactions between related parties  are recorded at their exchange amount, which is the amount agreed by the parties.

On January 1, 2007 we entered into a three year agreement to lease approximately 2,851 square feet of storage space at from Bullion Reef Holdings Ltd., a private company wholly-owned by the wife of our President, Abdul Ladha.  The monthly rent on the property located at 3112 Boundary Road, is approximately $1,777 (or approximately $63,972 for the entire term of the lease).  The lease is triple-net.  While this transaction was not at arm’s length, we believe that we received fair value for this lease and that if we were to pay an independent provider for the lease, we would receive similar terms and pay approximately the same amount per month.

We market the condominium units being developed by our subsidiary, Axion, using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, an officer and director.  Mr. Ladha has received no compensation for the use of this mark.

Director Independence

Messrs. Barrett Sleeman and Michael Boyling and Dr. David Vogt are independent, as that term is defined in Section 121 of the Rules of the American Stock Exchange.  All of these directors are members of our audit committee.  We do not have a compensation committee or a nominating committee.

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

10.7	Joint Venture Agreement dated July 28, 2006 between Stanford Development Corporation, Canitalia Industries Ltd. and 44991 B.C. Ltd.(10)
14	Code of Ethics(10)
21	Subsidiaries of Ableauctions.com, Inc*.
23.1	Consent of Telford Sadovnick PLLC*
23.2	Consent of Cinnamon Jang Willoughby & Company*
31	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer and Chief Financial Officer*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer*

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

(9) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 14, 2004.

(10) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed by the Registrant on November 13, 2006.

(11) Incorporated by reference to the Annual Report on Form KSB for the fiscal year ended December 31, 2003 filed by the Registrant on March 30, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2006: $45,525; Fiscal Year Ended December 31, 2005: $ 37,250.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and December 31, 2005 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2006: $24,500; Fiscal Year Ended December 31, 2005: $19,775.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2007

/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2007
/s/ Abdul Ladha Abdul Ladha	Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2007
/s/ Barrett Sleeman Barrett Sleeman	Director	March 27, 2007
/s/ Dr. David Vogt Dr. David Vogt	Director	March 27, 2007
/s/ Michael Boyling Michael Boyling	Director	March 27, 2007