Form 10QSB
period 2007-03-31
ABLEAUCTIONS COM INC
filed 2007-05-15
CIK 1099290

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2007

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-52252
CADISCOR RESOURCES INC
(Exact name of small business issuer as specified in its charter)
Quebec, Canada N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization
1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1

(450) 641-0775
(Address and telephone number of registrant’s principal executive offices and principal place of business)

(Former name, former address and former fiscal year, if changed since last report):

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(Yes) [  ]      (No) [ X  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,674,000 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2007 for the following reasons:

a)  The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)

The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c)

The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties since it does not sell mineral products nor conduct operations of mineral producing properties.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company did receive new proceeds in a total amount of $20,000 from an option agreement dated December 22, 2006 by which the Company granted to Agnico-Eagle Inc. an option to acquire a 50% interest in the Montbray Property as fully described in Form 10 KSB Item 2. Properties – Montbray Project dated March 26, 2007.

d)

At March 31, 2007, from the flow-through proceeds in the amount of $4,300,000 obtained from the sale of flow-through common shares in the Initial Public Offering dated August 17, 2006 as fully described in Form 10-SBA/2 dated May 4, 2007 and in Form 10 KSB for the year ended December 31, 2006 dated March 26, 2007 at Part II, Item 5 (d) Public offering in Quebec, Canada, an amount of $1,592,350 of flow-though proceeds remains to be spent on exploration before December 31, 2007.

e)

During the reporting period, the Company spent a total of $1,485,943 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders in Quebec and in Canada.

Private offering as counterpart for an option to acquire an interest in mining property

On January 15, 2007, the Company issued 75,000 common shares at the price of $0.78 per share to Canadian Royalties Inc. pursuant to a Letter of Intent dated December 19, 2006. Pursuant to this Agreement, the Company may acquire a 50% interest in the Cameron Shear property if it issues 75,000 shares to Canadian Royalties Inc. on January 15, 2007 and incurs $1,000,000 in exploration works over five years and makes total cash payments of $50,000 over the same period to earn its interest.  Once it has acquired its 50% interest, the Company may acquire another 10% by financing the entire cost of a bankable feasibility study.

This placement of shares in counterpart of an interest in a mining property took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities are traded solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement, the Company’s securities were not sold or delivered after sale in the United States of America and were not in violation of dispositions of Section 5 of the Securities Act of 1933.

The Company was at the time of this private placement under the jurisdiction of the Quebec Securities Commission. The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the TSX Venture Exchange.

(c)

Public offering in Canada

The Company did not conduct any public offering in Quebec, Canada during the reporting period.

Exploration works and use of proceeds on Exploration

During the quarter, the Company focused its efforts on the Discovery property. Three drills worked throughout the quarter to complete the drilling program, which originally consisted of 19,000 metres of drilling. At March 31, 2007, this total had increased to 25,000 metres. Drill results indicated a large gold-bearing system with continuity of the gold zones laterally and at depth. On February 19, the Company published a number of drill results, including the best intersection, 13.11 g/t Au over 5.40 metres in Hole B-06-123. Located at a vertical depth of 600 metres, this intersection indicates that the zone remains open at depth. As planned, late in the quarter we hired InnovExplo Inc. of Val-d’Or, Québec, Canada to calculate a new resource estimate for the Discovery property using the results of the new holes drilled since October 2006. The results should be available at the end of May 2007. A scoping study will then be carried out to define the parameters of an underground exploration study that includes bulk sampling of the gold zones to confirm the grade and continuity of the mineralization.

The Company also began exploring on the Cameron Shear property, located to the west of the Discovery property. The Company’s Option Agreement with Canadian Royalties Inc. to acquire a 50% interest in this property is fully disclosed in Form 10 KSB for the exercise ending on December 31, 2006 at Part 1- Item 2. Properties - Cameron Shear Project. The Company had an airborne magnetic and electromagnetic survey flown on the property early in the quarter. The report was sent to the Company and it processed the data to integrate the geological, geophysical and geochemical data. This work is currently underway, and geochemical surveys are planned for the summer of 2007. This work will then generate drill targets.

Exploration began during the quarter on the Montbray property, which is optioned to Agnico-Eagle Mines Ltd as fully described in Form 10 KSB for the exercise ending on December 31, 2006 at Part 1- Item 2. Properties-Montbray Project. Geophysical interpretation work was done. Agnico-Eagle is managing an exploration program of approximately $100,000 for 2007.

Numerous properties were also assessed during the quarter, although no new agreements were signed. This assessment process is ongoing to allow the Company to build and diversify its exploration property portfolio.

The Company used the net proceeds of the public offering completed on August 17h, 2006 which amounts after payment of the Brokers’ Fees and the share issuance costs to the approximate amount of $5,400,000. These net proceeds include an amount of $4,300,000 which are proceeds from flow-through financing reserved that must be spent by the Company for exploration works in order for shareholders to get tax rebates in Canada and in Quebec before December 31, 2007.

For the period between January 1, 2007 and March 31, 2007, the Company conducted exploration works for a total amount of $1,485,943. The Company spent $1,399,140 of the issuer’s net offering proceeds on exploration works on the Discovery property representing 26% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Property can be consulted in the preceding paragraphs.

The Company spent respectively $336 and $86,467 for exploration works on the Montbray and Cameron Shear properties or less than 5% of the issuer’s net offering proceeds.

Director’s fees

The Company paid to Company’s directors with the exception of the president and director Mr. Bouchard, for their presence to the Directors’ meetings fixed fees in the total amount of $2,900 for the period from January 1, 2007 to March 31, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There is no matter that was submitted to a vote of Security Holders during the period. The Annual Assembly of shareholders will be held on June 19, 2007 at 11 a.m. at the Hotel Center Sheraton in Montreal, Room 5, 1201, René-Lévesque West blvd., Montreal, Québec H3B 2L7 Canada. The Notice of Annual Meeting of Shareholders and Management Information Circular will be sent to registered shareholders on or about May 22, 2007

Item 5. Other information

During the quarter, Guylaine Daigle, C.A., joined the board of directors on February 19, 2007. Mrs. Daigle is based in Val-d’Or, Québec, Canada and has worked in the mining industry for over 10 years. Her experience will be an asset to the Board of Directors.

During the reporting period, the Company granted 60,000 stock options to one director and 21,000 stock options to one employee of a management’s company providing services to the Company at the exercise price of $1.00 per share for a period of five years.

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the reporting period, on January 4, 2007, the Company filed a Form 8K regarding the change of fiscal year closing from March 31 to December 31.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Registrant

Date: May 8, 2007

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Office