Form 10QSB
period 2007-03-31
ABLEAUCTIONS COM INC
filed 2007-05-15
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding common shares, $ .001 par value, of the registrant at May 8, 2007 was 65,348,009

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2006 contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2007.

We provide liquidation and merchandizing services to businesses to assist them with managing the sale of their products.  Through our subsidiary Unlimited Closeouts, Inc., we provide liquidation services to businesses with overstock.  Through our subsidiary iCollector.com Technologies Ltd., we provide auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through our subsidiary Rapidfusion Technologies, Inc., we develop and sell point-of-sale software.  We manage our cash investments through Ableauctions.com, Inc. and, during 2006 we expanded our business through our subsidiary, Axion Investment Corporation (which was formerly known as Stanford Development Corporation).  Axion Investment Corporation manages our real property and loans to third parties.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this report.

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

Point-of-Sale (POS) Services - Through our subsidiary Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell to retailers, install and support our proprietary point-of-sale (POS) sales processing and reporting system.

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

Results of Operations

Three months ended March 31, 2007 compared to the corresponding period in 2006.

Revenues.  During the three months ended March 31, 2007, we had revenues of $1,014,911 compared to revenues of $2,039,152 during the same period in 2006, a decrease of $1,024,241 or 50%.

The decrease in revenues is attributable to a 62% decrease in revenues earned from our liquidation services.  Revenues from our liquidation services totalled $651,803 (or 64% of our total revenue) compared to revenues of $1,707,891 (or 84% of our total revenue) during the same period in 2006.  We expect revenues to rebound for the remainder of 2007.  Revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.   We anticipate that revenues from our liquidation sector will continue to represent the majority of overall revenues.

Revenues from our iCollector and NAALive auction operations grew 7% to $221,745 during the three months ended March 31, 2007, compared to the same period in 2006.  The number of auction sessions facilitated in the first quarter of 2007 increased by 86% to 399 compared to 214 auction sessions for the same period in 2006.

We believe that, for the remainder year, the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.

Operating Expenses.  During the three month period ended March 31, 2007, operating expenses were $534,514 or approximately 53% of revenue compared to $689,069 or approximately 34% of revenue for the same period in 2006.

Operating expenses as a percentage of revenue were higher than the corresponding period in the previous year due to the decrease in revenue and a significant fixed cost component of our operating expenses.  Our most significant fixed costs include salaries and benefits, management fees, and office and administration costs.  We expect operating expenses to be approximately 40% to 45% of revenue for the remainder of the year.

The decrease in our total operating expenses resulted primarily from a decrease of $214,830 in commissions we paid, which was due to the decrease in the number of liquidation transactions we facilitated and adjustments in our commission structures, and a decrease of $66,102 in accounting and legal fees.

During the three month period ended March 31, 2007, the cost of investor relations and shareholder information services was $17,531.  There was no similar cost for investor relations and shareholder information services for the same period in 2006.  We expect the cost of investor relations in 2007 to increase significantly as our plan is to increase our shareholder services.

During the three month period ended March 31, 2007, salaries and benefits totalled $231,213 compared to $154,457 for the same period in 2006.  The increase of $76,756 or approximately 49.7% from the previous year was due to new employees and increased benefits.  We expect salaries and benefits to remain the same for the duration of the year.

Total personnel expenses, including salaries and benefits, totalled $372,134 or 70% of our operating expenses during the three-month period ended March 31, 2007 as compared to $510,181 or 74% of our operating expenses during the three-month period ended March 31, 2006.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $38,973 for the same period in 2006), and commissions of $101,921 (compared to $316,751 for the same period in 2006).

During the three-month period ended March 31, 2007, advertising and promotion expenses were $13,444 or 3% of our operating expenses as compared to $20,318 or 3% of our operating expenses for the three-month period ended March 31, 2006.

General overhead expenses increased by $17,986 or approximately 19.6%, to $109,629 during the three month period ended March 31, 2007 (compared to $91,643 for the same period in 2006).   General overhead expenses comprised 21% (compared to 13% for the same period in 2006) of our total operating expenses and 11% (compared to 4.5% for the same period in 2006) of our total revenue.  General overhead expenses include rent and utilities, which totalled $17,892, telephone, which totalled $10,438, travel related to operations, which totalled $5,673, repairs and maintenance, which totalled $13,133, automotive, which totalled $596, insurance, which totalled $11,631, website maintenance, which totalled $24,602 and office and administration expenses, which totalled $25,664.

Depreciation and amortization expense was $39,382 for the three-month period ended March 31, 2007 as compared to $45,593 for the three-month period ended March 31, 2006. Depreciation and amortization expense was lower during the three months ended March 31, 2007 as we have fully depreciated one of our intangible assets.

Gross Profit.  Cost of revenues was $540,091(or 53% of revenues) for the three-months ended March 31, 2007 as compared to $1,329,766 (or 65% of revenues) for the three-months ended March 31, 2006.  Gross profit was $474,820 (or 47% of revenues) for the three-months ended March 31, 2007 as compared to $709,386 (or 35% of revenues) for the three-months ended March 31, 2006.

The increase in gross profit as a percentage of revenue is a result of improving the pricing and product offerings of our liquidation operations.  The increase also reflects the performance of our high-profit auction broadcasting services group.  The revenue of the auction services group increased while the revenue of the liquidation services group declined.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Net Gain (Loss).  For the three months ended March 31, 2007, we realized a loss of $99,076 from operations before Other Items compared to a loss of $25,276 for the three months ended March 31, 2006.  We earned additional income of $113,343 from investment income as compared to $139,455 for the same period in 2006.

We recorded net income for the three month period ended March 31, 2007 of $19,998, or $0.000 per share, as compared to a net income of $140,310, or $0.002 per share, for the three month period ended March 31, 2006.

We intend to continue to find ways to expand our business, including acquisitions.  We believe that revenues and earnings will increase as we grow.

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

As of March 31, 2007 we had working capital of $6,828,371 made up of cash and cash equivalents of $1,260,583, accounts receivable of $1,311,654, loans receivable of $4,877,066, inventory of $972,526 and prepaid expenses of $220,598 net of accounts payable and accrued liabilities of $71,037, deferred revenue of $40,490 and a bank loan of $1,702,529.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2007 fiscal year as we expand our liquidation operations.  Cash used for operating activities totalled $66,910 due to an increase in inventory and prepaid expenses during the three months ended March 31, 2007.  We anticipate that the uses of cash will remain stable for the remainder of the 2007 fiscal year.  Our cash resources may decrease if we complete an acquisition prior to the end of the 2007 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2007 fiscal year.

Net cash used in investing activities during the three-months ended March 31, 2007 was $936,758, which was primarily due to loan advances made during the year.  Net cash from financing activities during the three-months ended March 31, 2007, was $1,153,835 which resulted from the proceeds of a bank loan.

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 9, 2007 Abdul Ladha, our Chief Executive Officer, President, Chief Financial Officer and a director, entered into a Securities Purchase Agreement with us pursuant to which he purchased units consisting of one share of our common stock, $0.001 par value, and a warrant to purchase three shares of our common stock.  The purchase price was $0.20 per unit, the last sale price of our common stock on Thursday, April 5, 2007, the last trading day prior to the purchase.  Mr. Ladha purchased a total of 2,941,175 units, representing 2,941,175 shares of common stock and warrants to purchase an additional 8,823,525 shares.  The total purchase price for the investment was $588,235.  The warrants have an exercise price of $0.20, a term of 10 years and will expire, if not exercised, on April 9, 2017.  We relied on Section 4(2) of the Securities Act to issue these securities, as there was no form of general solicitation or general advertising undertaken and the acquirer occupies a status that affords him effective access to the information registration would otherwise provide.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As we reported in our Annual Report on Form 10-KSB, through our subsidiary, Axion Investment Corporation, we are developing a parcel of vacant land located at 9655 King George Highway.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,300 square feet and with a residential complex consisting of 111 condominiums of approximately 80,000 square feet.  We estimate that the cost to develop the property will be approximately $15.2 million.  We expect to receive a loan from Royal Bank of Canada in the amount of $11.4 million to pay for a portion of these development costs.  Our portion of the development costs, which total approximately $3.8 million, will be paid in stages.  Including land, we have paid approximately $1.8 million toward these costs to date, and we expect to pay an additional $2 million within 90 days.

As of May 9, 2007, we have entered into agreements to pre-sell 100% of the 111 condominiums prior to construction.

The estimated date of the confirmation of the credit facility from the Royal Bank of Canada is May 30, 2007.  The estimated date for issuance of the building permit from the City of Surrey is August 15, 2007.  The estimated date of commencement of construction will be August 15, 2007 and the estimated date of completion for the development is March 15, 2009.

If the Development is suspended for any reason, including but not limited to our inability to obtain financing or permits, we will not be able to recover all of our expenses.  There can be no assurance that the Development will be successful or that developing the property in this manner will increase, or even maintain, its value.

ITEM 6. EXHIBITS

Exhibits:

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

10.1

Securities Purchase Agreement dated April 9, 2007 between the registrant and Abdul Ladha (3)

10.2

Warrant Agreement dated April 9, 2007 between the registrant and Abdul Ladha (3)

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

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: May10, 2007

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

          Officer, Chief Financial Officer