Form 10QSB
period 2007-06-30
ABLEAUCTIONS COM INC
filed 2007-08-14
CIK 1099290

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	JUNE 30	DECEMBER 31
	2007	2006
ASSETS
Current
Cash and cash equivalents	$ 324,736	$ 1,004,558
Accounts receivable – trade, net of allowance	1,758,636	1,436,764
Loans receivable (Note 2)	4,205,988	4,092,852
Inventory	832,647	860,643
Prepaid expenses	146,685	47,849
Notes receivable	-	1,931
	7,268,692	7,444,597

Other receivable	165,661	99,961
Deposits (Note 4b)	462,386	-
Intangible Assets (Note 5)	417,200	430,534
Property and Equipment	3,039,529	2,857,322
Property Held for Development (Note 4)	3,288,393	1,455,031
Investment in Joint Venture (Note 6)	1,361,613	1,237,269

	$ 16,003,474	$ 13,524,714

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 46,673	$ 85,788
Deferred revenue	19,706	-
Bank loan (Note 8)	1,257,744	548,694
	1,324,123	634,482

SHAREHOLDERS’ EQUITY

Capital Stock (Note 9)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
65,348,009 common shares at June 30, 2007
62,406,834 common shares at December 31, 2006	65,348	62,406
Additional paid-in capital	37,865,636	37,319,119

Deficit	(24,478,026)	(24,687,597)
Accumulated Other Comprehensive Income	1,226,393	196,304
	14,679,351	12,890,232
Contingent Liabilities (Note 7)
	$ 16,003,474	$ 13,524,714

 ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2007	2006	2007	2006

Revenues
Sales	$ 1,833,973	$ 1,802,774	$ 2,848,884	$ 3,841,926

Cost Of Revenues	963,737	1,159,441	1,503,828	2,489,207
Gross Profit	870,236	643,333	1,345,056	1,352,719

Expenses
Operating expenses (Note 11)	777,354	721,966	1,311,868	1,411,035
Depreciation and amortization	31,909	46,279	71,291	91,872
	809,263	768,245	1,383,159	1,502,907
Income (Loss) Before Other Items	60,973	(124,912)	(38,103)	(150,188)

Other Items
Investment income	126,621	164,257	239,964	303,712
Foreign exchange gain	-	425	-	425
Share of net income of joint venture (Note 6)	1,979	-	7,710	-
Gain on sale of property held for development	-	-		26,131
	128,600	164,682	247,674	330,268

Income (Loss) From Continuing Operations	189,573	39,770	209,571	180,080

Income (Loss) For The Period	$ 189,573	$ 39,770	$ 209,571	$ 180,080

Basic And Diluted Income (Loss) Per Share
Income (Loss) from continuing operations	$ 0.003	$ 0.001	$ 0.003	$ 0.003
Income (Loss) for the period	$ 0.003	$ 0.001	$ 0.003	$ 0.003

Weighted Average Number Of Shares Outstanding	64,927,841	62,406,834	63,674,302	62,406,834

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 MONTHS ENDED JUNE 30
	2007	2006

Cash Flows From Operating Activities
Income (Loss) for the period from continuing operations	$ 209,571	$ 180,080
Non-cash items included in net Income (loss):
Depreciation and amortization	71,291	91,872
Stock based compensation (Note 9)	21,224	-
Joint Venture Income	(7,710)	-
Gain on sale of property held for development	-	(26,131)
	294,376	245,821
Changes in operating working capital items:
Decrease (Increase) in accounts receivable	(321,872)	(83,321)
Decrease (Increase) in inventory	27,996	306,387
Decrease (Increase) in prepaid expenses	(98,836)	184,366
Increase (Decrease) in accounts payable and accrued liabilities	(39,115)	33,540
Increase (Decrease) in deferred revenue	19,706	14,876
Net cash used in (from) operating activities	(117,745)	701,669

Cash Flows From Investing Activities
Purchase of property and equipment, net	(240,164)	(125,442)
Purchase of property held for development	(1,833,362)	(76,724)
Proceeds from sale of property held for development	-	322,134
Increase in deposits	-	(179,179)
Sale of marketable securities	-	1,598,729
Loan advances	(1,268,838)	(1,658,641)
Loan repayment	1,155,702	-
Investment in intangible assets	-	(57,069)
Investment in joint venture	(116,634)	-
Other receivables	(65,700)	-
Deposits	(462,386)	-
Note receivable	1,931	3,152
Net cash from (used in) Investing Activities	(2,829,451)	(173,040)

Cash Flows From Financing Activities
Proceed from Bank Loan	1,257,744	-
Repayment of Bank Loan	(548,694)	(1,395,349)
Proceeds from issuance of capital stock, net	528,235	-
Net cash from (used in) financing activities	1,237,285	(1,395,349)

Change In Cash And Cash Equivalents For The Period	(1,709,911)	(866,720)
Cash And Cash Equivalents, Beginning Of Period	1,004,558	955,554
Effect Of Exchange Rates On Cash	1,030,089	334,908

Cash And Cash Equivalents, End Of Period	$ 324,736	$ 423,742

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

1.

BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida to change the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides services to businesses to assist with managing merchandise.  Through its subsidiary, Unlimited Closeouts, Inc., it provides liquidation services to businesses with overstock.  Through its subsidiary ICollector.com Technologies Ltd., it provides auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through its subsidiary, Rapidfusion Technologies, Inc., it develops and sells point-of-sale software.  Through Ableauctions.com Inc., it manages an investment portfolio.  Through Axion Investment Corp. (“Axion”), it manages various types of investments.  Through Gruv Development Corporation and 0716590 B.C. Ltd., it engages in real estate development.

The Company's operating subsidiaries are:

Ableauctions.com (Washington) Inc., a U.S. based auction business.

Rapidfusion Technologies Inc., a Canadian based Internet auction business.

Icollector.Com Technologies Ltd., a Canadian based Internet auction facility.

Jarvis Industries Ltd., a Canadian based liquidation business

ICollector International, Ltd., a U.S. based Internet auction business

Unlimited Closeouts, Inc., a U.S. based liquidation business.

Axion Investment Corp., a Canadian based investment business.

Itrustee.Com International, Ltd. a U.S. based liquidation business.

0716590 B.C.

Ltd., a Canadian based real estate holding company

Gruv Development Corporation, a Canadian based real estate development company

AAC Holdings Ltd., a Canadian-based holding company (incorporated on April 24, 2007)

The unaudited consolidated financial statements of the Company at June 30, 2007 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accounting policies used in fiscal 2007 are consistent with those used in fiscal 2006.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006 and the notes thereto included in the Company’s Form 10KSB filed with the SEC on March 31, 2007.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.

LOANS RECEIVABLE

	June 30, 2007	December 31, 2006
i) Loan advanced on October 15, 2005 in the amount of $115,000 CAN, bears interest at 10% per annum (receivable at $1,045 CAN per month), with the principal due for repayment on October 15, 2006, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on October 14, 2007.	107,940	98,679

ii) Loan advanced on October 17, 2005 in the amount of $2,200,000 CAN, bears interest at 9.75% per annum (receivable at $17,875 CAN per month), with the principal due for repayment on October 17, 2006, and secured by a mortgage on the property of the borrower and personal guarantees. The loan was not repaid on the due date and the Company applied for an Order Nisi which was granted on July 9, 2007. The loan was subsequently repaid on August 8, 2007.	2,064,952	1,887,763

iii) Loan advanced in the amount of $230,000 CAN, bears interest at 10% per annum (receivable at $1,917 CAN per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on Jan 1, 2008. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	215,880	197,357

iv) Loan advanced in the amount of $55,000 CAN, bears interest at 10% per annum (receivable at $458 CAN per month), with the principal due for repayment on February 9, 2008, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower.	51,624	47,194

v) Loan advanced in the amount of $603,750 CAN, bears interest at 11% per annum (receivable at $5,534 CAN per month), with the principal due for repayment on April 22, 2007, and secured by a mortgage on the property of the borrower. The loan was repaid on February 22, 2007.	-	518,062

vi) Loan advanced in the amount of $237,000 CAN, bears interest at 11% per annum (receivable at $1,975 CAN per month), with the principal due for repayment on May 27, 2007, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on Aug 30, 2007.	222,451	203,364

vii) Loan advanced in the amount of $179,060 CAN, bears interest at 11% per annum (receivable at $1,492 CAN per month), with the principal due for repayment on May 1, 2008, and secured by a mortgage on the property of the borrower.	168,068	153,647

viii) Loan advanced in the amount of $1,150,000 CAN, bears interest at 10.5% per annum (receivable at $10,063 CAN per month), with the principal due for repayment on October 13, 2007 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower. The loan was repaid on May 9, 2007.	-	986,786

ix) Loan advanced in the amount of $140,000 CAN, bears interest at 15% per annum (receivable at $1,750 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower.	131,405	-

x) Loan advanced in the amount of $200,000 CAN, bears interest at 15% per annum (receivable at $2,500 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower. The loan was subsequently repaid on July 12, 2007.	187,722	-
xi) Loan advanced in the amount of $1,125,000 CAN, bears interest at 12% per annum (receivable at $11,500 CAN per month), with the principal due for repayment on February 15, 2008 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower.	1,055,946	-

	$ 4,205,988	$ 4,092,852

3.   RELATED PARTY TRANSACTIONS

a)

During the six month period ended June 30, 2007, the Company incurred $78,000 (2006: $78,000) in management fees to a director of the Company.

b)

During the six month period ended June 30, 2007, the Company incurred rent expense of $ 14,867 (2006: $ Nil) to a private company owned by the wife of the Company’s president.  Subsequently, on July 31, 2007, pursuant to the sale of the property, the rental agreement was reassigned to an unrelated company, 796257 BC Ltd.

4.   PROPERTY HELD FOR DEVELOPMENT

a)

On May 4, 2005, the Company, through its wholly owned subsidiary 0723074 B.C. Ltd., purchased a single dwelling house for the purpose of rental income located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The purchase price was $242,411 and was paid in cash.

On March 2, 2006, the Company, through its wholly owned subsidiary, 0723074 B.C. Ltd., completed the sale of the property.  The sale price of the property was $388,608 in cash. The sale price was negotiated between the Company and the buyers, Michael and Agnes Piotrowski. Mr. Piotrowski is employed by the Company.

During the period of the Company's ownership of the property, it invested approximately $25,000 in improvements.  In consideration of the purchase, the Company agreed to provide an additional $61,824 to the Purchaser to complete the improvements.  The Company also advanced a loan to the buyers in the amount of $55,000 (CAN) for a term of 1 year, bearing an interest rate of 10% per annum.  Interest is receivable monthly, with the principal due for repayment on February 9, 2008.  The loan is secured by the personal guarantee of the borrowers and a mortgage on the property.

b)

On August 3, 2005, the Company entered into a Contract of Purchase and Sale (the “Agreement”) for property located at 9655 King George Highway, Surrey, British Columbia V3T 2V3 (the “Property”).  The Agreement was subject to the Company’s satisfactory investigation of the development potential of the Property.  This investigation was completed on August 9, 2005, at which time the Company released to the seller, Imara Venture Ltd. (the “Seller”), a down payment of $41,195 to be credited against a total purchase price of $1,270,000.  The remaining balance was paid in cash on August 15, 2005.  The purchase price was negotiated between the Company and the Seller, who are not related to each other.

        The Company, through Axion, intends to develop the vacant land purchased consisting of approximately 1.46 acres that is zoned for mixed commercial and residential use located in Surrey, British Columbia.  The Company intends to develop the property by improving it with a retail facility of approximately 4,300 square feet and with a residential complex of approximately 80,000 square feet which will consist of 111 condominiums (the “Development”).  The Company estimates that the total cost to develop the property will be approximately $17.2 million, which includes land, soft costs, construction and financing.  The Company’s wholly-owned subsidiary, Gruv Development Corporation (formerly known as 0723074 B.C. Ltd.), will develop this project.

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. to market the strata lots and, by May 9, 2007, the Company had entered into agreements to pre-sell 100% of the condominiums prior to construction.  The Company has placed approximately $2.14 million in deposits into a trust account with Macdonald Realty Ltd.  If the Company is successful in selling all of the condominiums, it expects to receive sale proceeds of approximately $22.4 million.

The Company has advanced performance bonds for service and work totaling $462,386 to the City of Surrey, as commitment for the project.  On satisfactory completion of the intended service and work, the City of Surrey will refund the deposits to the Company.

5.

INTANGIBLE ASSETS

On June 1, 2005, the Company made a cash payment in the amount of $100,000 to an unrelated third party as consideration for exclusive rights relating to that party’s auction services.  The cost is amortized on a straight-line basis over ten years.

      During the 2007 and 2006 periods, the Company incurred development costs to enhance the current on-line auction technology.  These costs include fees paid to programmers to develop the systems, software and processes related to the enhancement.  The Company has completed the final stage in July 2007, and it will start to amortize the costs over the estimated useful life of the technology of three years beginning in July 2007.

6.   INVESTMENT IN JOINT VENTURE

On July 14, 2006 Axion Investment Corp. (“Axion”), a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “Agreement”) with two unrelated parties, Can-Italia Industries (“Can-Italia”) and 449991 B.C. Ltd. (“449991”), to form a joint venture for the purpose of purchasing two vacant lots located in Langley, B.C. for development (the “Project”).  On July 28, 2006, Axion entered into a supplemental agreement with these two parties in respect to an arrangement for a bank loan to fund the purchase price and related expenses of acquiring the properties in the Project.

Pursuant to the Agreement, a new company, Township Holdings Ltd. (“THL”), has been formed and is jointly owned by the venturers.  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two unrelated parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $3,096,172.  During the 2006 year, Axion paid its share of the investment in the amount of $1,290,072.

Pursuant to the agreement of July 28, 2006, Axion was to advance a loan to one of the unrelated parties to pay for its portion of the purchase price.  During the 2006 year, Axion advanced a loan in the amount of $516,028 to two shareholders of this party for a one year term, bearing interest rate at 10% per annum.  The loan was repaid during the 2006 year.

On March 13, 2007, Axion authorized  Envision Credit Union (“ECU”) to make a demand loan to THL in the amount of $1.4 million (CAN) for the benefit of the other two shareholders, Can-Italia and 449991 (the “Loan”).  The parties have acknowledged that the Loan is for the sole benefit of 449991 and Can-Italia and have agreed that none of THL, Axion or the president of the Company will have responsibility for payments of the Loan and that THL, Axion and the president will be fully indemnified for any expenses or payments they become liable for thereunder.  In exchange for the Loan, ECU received a promissory note from THL requiring the payment of interest only at the rate of prime plus 1% per annum until ECU demands payment of the principal, a mortgage against the Property and a security interest in the personal property of THL.  ECU also required Axion and the president of the Company to enter into a Debt Service Agreement.

Pursuant to the Debt Service Agreement, the president and Axion agree that they will be responsible for the monthly interest payments required by the promissory note in the event that 449991 and Can-Italia fail to make the payments as required.

If 449991 and Can-Italia default on the loan obligation to ECU, Axion will be entitled, but not obligated, to purchase the shares of stock in THL that are owned by the responsible parties at a price discount to market.  If Axion exercises its right to purchase the stock owned by the responsible parties, then it will have no further recourse against 449991 and Can-Italia for payment of the Loan.  If Axion does not exercise its right to purchase the stock owned by the responsible parties, then the responsible parties agree that they shall indemnify and hold the president, Axion and THL harmless from and against any amounts that they or any of them may pay in order to bring the Loan into good standing or to prevent ECU from foreclosing on its security, including, without limiting the generality of the foregoing, any payments of principal, interest, and legal fees made by Axion, the president or THL.

7.

 CONTINGENT LIABILITIES

a)

The Company is ordinarily involved in claims and lawsuits which arise in the normal     course of business.  Except as disclosed below, in management’s opinion none of these claims will have a significant effect on the Company’s financial condition.

b)

The Company is a defendant in several legal actions commenced by certain trade   creditors of one of its wholly-owned US subsidiaries.  The ultimate liability, if any, arising from this action is not expected to exceed $20,000 and will be recorded at the time of that determination, if necessary

c)

Ableauctions.com Inc. is acting as a trustee for certain employees’ investment accounts. The Company is responsible for any losses, but share s on an equal basis any gains. The principal amount of the fund at June 30, 2007 is $94,774.

8.

BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,785,714 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favor of the Bank. As of June 30, 2007, the amount of the loan was $1,257,744.

9.

CAPITAL STOCK

Issuance of Capital Stock

On April 9, 2007, the President and director of the Company entered into a Securities Purchase Agreement with the Company pursuant to which he purchased units consisting of one share of common stock and warrants to purchase three shares of common stock, at a price of $0.20 per unit.  The President purchased a total of 2,941,175 units, representing 2,941,175 shares of common stock and warrants to purchase additional 8,823,525 shares, for a total purchase price of $588,235.  Share issuance costs totalling $60,000 were incurred by the Company.  The warrants have an exercise price of $0.20, a term of 10 years and will expire, if not exercised, on April 9, 2017.

Stock-based Compensation

During the 2007 period, the Company issued options to consultants to acquire 250,000 common shares of the Company at an exercise price of $0.30 per share, exercisable for a period of 2 years.  The estimated fair value of these options, totalling $10,000 is recognized in the statement of operations.

The Company also recognized an expense of $11,224 in respect to stock options granted in the 2006 year, which are vested as of June 30, 2007.

~~.~~

10.

SUBSEQUENT EVENTS

a)  On July 30, 2007, the Company announced that it had obtained a development permit from the City of Surrey and a credit facility from the Royal Bank of Canada for the development of its proposed condominium project in Surrey as described in Note 4(b).  The amount of the credit facility is $11.7 million.  Under the terms of the credit facility issued by the Royal Bank of Canada, the borrower, Axion Investment Corporation is required to spend approximately $3.92 million on the project.  As of July 30, 2007, it had spent approximately $3.5 million.  The credit facility is secured by guarantees from Axion Investment Corporation and Ableauctions.com Inc., by a general security agreement over all assets of Axion Investment Corporation and by the property.  The advances will accrue interest at the rate of prime plus .50% per annum.

The credit facility is conditioned upon a number of requirements, including appraisal of the project, an environmental report, a soils report, confirmation of permits and approvals, engagement of a project monitor, schedule of pre-sales contracts, insurance, fixed price contracts for at least 80% of the project hard construction costs, and other requirements that the bank may reasonably require.

The estimated date for issuance of the building permit from the City of Surrey and the start of construction is August 15, 2007.  The estimated date of completion is March 15, 2009.

If the Development is suspended for any reason, including but not limited to the Company’s inability to obtain financing or permits, the Company will not be able to recover all of its expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

  b)   On July 23, 2007, the Company announced that it will be initiating a stock purchase program beginning immediately.  The purchases will occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

11.  OPERATING EXPENSES

3 MONTHS ENDED JUNE 30			6 MONTHS ENDED JUNE 30
	2007	2006	2007	2006

Operating Expenses
Accounting and legal	$ 51,465	$ 62,070	$ 56,270	$ 132,977
Advertising and promotion	15,360	32,357	28,804	52,675
Automobile	4,081	2,904	4,677	4,150
Bad debts	30,583	-	32,503	(21,654)
Commission	218,411	239,574	320,332	556,325
Interest expense	20,270	-	35,321	17,674
Insurance	6,973	6,103	18,604	10,278
Investor relations and shareholder information	28,769	9,752	46,300	9,752
Management fees	39,000	39,027	78,000	78,000
Office and administration	22,101	25,755	47,765	53,130
Rent, utilities, and property tax	31,103	21,570	48,995	29,366
Repairs and maintenance	13,108	8,190	26,241	9,223
Salaries and benefits	245,816	211,448	477,029	365,905
Telephone	10,236	20,513	20,674	31,630
Travel	17,776	24,899	23,449	48,743
Website Maintenance	22,302	17,804	46,904	32,861
Total operating expenses	777,354	721,966	1,311,868	1,411,035