Form 10QSB
period 2007-09-30
ABLEAUCTIONS COM INC
filed 2007-11-14
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of outstanding common shares, $ .001 par value, of the registrant at November 1, 2007 was 65,348,009.

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

Overview

We provide liquidation and merchandizing services to businesses to assist them with managing the sale of their products.  Through our subsidiary, Unlimited Closeouts, Inc., we provide liquidation services to businesses with overstock.  Through our subsidiary, iCollector.com Technologies Ltd., we provide auction broadcast technology and facilitator services that allow businesses to take advantage of the on-line auction marketplace.  Through our subsidiary, Rapidfusion Technologies, Inc., we develop and sell point-of-sale software.  We manage our cash investments through Ableauctions.com, Inc. and, during 2006 we expanded our business through our subsidiary, Axion Investment Corporation (which was formerly known as Stanford Development Corporation).  Axion Investment Corporation manages our real property and loans to third parties.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this report.

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

Results of Operations

Three months ended September 30, 2007 compared to the corresponding period in 2006.

Revenues.  During the three months ended September 30, 2007, we had revenues of $1,321,108 compared to revenues of $1,237,671 during the same period in 2006, an increase of $83,437 or approximately 6.7%.

Revenues from our liquidation services totalled $1,030,252 (or approximately 78% of our total revenue) compared to revenues of $913,391 (or approximately 74% of our total revenue) during the same period in 2006.  Revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of overall revenues.

Revenues from our iCollector and NAALive auction operations stayed constant at $222,157 during the three months ended September 30, 2007, as compared to revenues of $221,455 during the same period in 2006, a difference of $702.  The number of auction sessions facilitated in the third quarter of 2007 remained substantially unchanged at 334 compared to 328 auction sessions for the same period in 2006.  The number of auction sessions may vary from quarter to quarter based on our clients product schedules.  The number of auctions facilitated may not reflect the total revenue realized by our live auctions business. In general, approximately 80% of our revenue from auction operations is derived from approximately 13% of our live auction clients.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $37,890 during the three months ended September 30, 2007, compared to revenues of $70,044 during the same period in 2006.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

Cost of Sales.  Cost of sales were approximately 55% of our revenues during the three-month period ended September 30, 2007, compared to approximately 59% during the same period in 2006.

The decrease in the costs of sales as a percentage of sales revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.

We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.  We do not expect this will change through the remainder of the fiscal year.

Gross Profit.  Gross profit was $589,211 (or 45% of revenues) for the three-months ended September 30, 2007 as compared to $504,708 (or 41% of revenues) for the three months ended September 30, 2006, an increase of $84,503 or approximately 16.7%.  The increase in gross profit as a percentage of revenue is a result of improving the pricing and product offerings of our liquidation operations.  The increase also reflects the performance of our auction broadcasting services group.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Expenses.  Operating expenses for the three months ended September 30, 2007 increased by $71,543 or approximately 12.8%.  During the three-months ended September 30, 2007, operating expenses were $632,014 or approximately 48% of revenue compared to $560,471 or approximately 45% of revenue for the three months ended September 30, 2006.

The primary reason for the increase in operating expenses was the increase in personnel expenses which rose to $450,845 or 71% of our operating expenses during the three-months ended September 30, 2007 as compared to $389,454 or 69% of our operating expenses during the three-months ended September 30, 2006, an increase of $61,391 or approximately 15.8%.  These expenses consisted of salaries and benefits of $242,221 (compared to $163,514 for the three months ended September 30, 2006), management fees of $39,000 (compared to $39,000 for the three months ended September 30, 2006), and commissions of $169,624 (compared to $186,940 for the three months ended September 30, 2006).  We anticipate that these personnel expenses will remain consistent for the remainder of the 2007 fiscal year.

During the three-months ended September 30, 2007, the cost of investor relations and shareholder information services was $29,574 as compared to $9,794 for the three-months ended September 30, 2006, representing an increase of $19,780 or approximately 200%.  The cost of investor relations services have been and will continue to be substantially more during the 2007 fiscal year than they were in the 2006 fiscal year because we have increased our use of these services.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled negative $2,745 during the three-months ended September 30, 2007 as compared to $7,552 for the three-months ended September 30, 2006.  Professional fees are related to the preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  The negative balance for the quarter resulted from a reversal of an accrual made in an earlier period.  Professional fees could increase if we were to make an acquisition or undertake any substantial transaction.

During the three-months ended September 30, 2007, advertising and promotion expense was $19,417 or 3% of our operating expenses as compared to $46,256 or 8% of our operating expenses for the three-months ended September 30, 2006.  Advertising and promotion expenses were lower as we refined our marketing efforts.  We expect advertising and promotion costs for the year to rise as we explore new ways in which to advertise our services.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance, website maintenance and office and administration expenses) increased by $31,957 or approximately 36.3% and totalled $120,025 or 19% of total operating expenses during the three months ended September 30, 2007 (compared to $88,068 or 16% of total operating expenses for the three months ended September 30, 2006).    General overhead expenses were 9% of our total revenue compared to 7% of our revenue for the three months ended September 30, 2006.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Depreciation and amortization expense was $61,589 for the three-months ended September 30, 2007 as compared to $46,438 for the three-months ended September 30, 2006, a difference of $15,151 or approximately 32.6%.  Depreciation and amortization expense was higher during the three months ended September 30, 2007 due to the amortization of our intellectual property.

Operating Net Gain (Loss).  For the three months ended September 30, 2007, we realized a loss of $18,375 from operations before other items compared to a gain of $48,804 for the three months ended September 30, 2006.  During the three months ended September 30, 2007 we earned additional income from other items (foreign exchange and joint venture) of $1,426 compared to an additional loss of $1,279 for the three months ended September 30, 2006.

We recorded a net loss for the three months ended September 30, 2007 of $16,949 or $0.000 per share, as compared to a net gain of $47,525, or $0.001 per share, for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to the corresponding period in 2006.

Revenues.  During the nine months ended September 30, 2007, we had revenues of $4,169,992 compared to revenues of $5,079,597 during the same period in 2006, a decrease of $909,605 or approximately 18%.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  Revenues from our liquidation services totalled $3,152,046 (or approximately 76% of our total revenue) for the nine months ended September 30, 2007, compared to revenues of $4,081,152 (or approximately 80% of our total revenue) during the same period in 2006, a decrease of $929,106 or approximately 22.8%.  Revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of overall revenues.

Revenues from our iCollector and NAALive auction operations totalled $696,867 during the nine months ended September 30, 2007, compared to $697,984 during the same period in 2006.  The number of auction sessions facilitated in the first three quarters of 2007 increased by 32% to 1,187 compared to 898 auction sessions for the same period in 2006.  The number of auction sessions may vary from quarter to quarter based on our clients product schedules.  The number of auctions facilitated may not reflect the total revenue realized by our live auctions business. In general, approximately 80% of our revenue from auction operations is derived from approximately 13% of our live auction clients.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $231,205 during the nine months ended September 30, 2007, compared to $214,488 during the same period in 2006.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

Cost of Sales.  Cost of sales were approximately 54% of our revenues during the nine-months ended September 30, 2007, compared to approximately 63% during the same period in 2006.

The decrease in the costs of sales as a percentage of sales revenue is attributable to the performance of our online auction business, which realizes higher gross profit margins, and on our ability to realize higher margins from our liquidation services.

We believe that the strength of our liquidation business and the number of antique and collectible auctions we manage will be directly related to the general economy of the United States, and that a strong economy will have a positive effect on our revenues in those two areas of our business.  We do not expect this will change through the remainder of the fiscal year.

Gross Profit.  Gross profit was $1,934,267 (or 46% of revenues) for the nine-months ended September 30, 2007 as compared to $1,857,427 (or 37% of revenues) for the nine months ended September 30, 2006, an increase of $76,840 or approximately 4.1%.   The increase in gross profit as a percentage of revenue is a result of improved pricing and the product offerings of our liquidation operations, as well as the performance of our auction broadcasting services group.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2007 declined slightly, by $27,624, to $1,943,882 or approximately 47% of revenue as compared to $1,971,506 or approximately 39% of revenue for the nine months ended September 30, 2006.  The increase in operating expenses as a percentage of revenue is attributable to a decrease in revenues earned from our liquidation services in the first quarter of 2007.

Personnel expenses were $1,326,206 or 68% of our operating expenses during the nine-months ended September 30, 2007 as compared to $1,389,684 or 71% of our operating expenses during the nine-months ended September 30, 2006, a decline of $63,478 or approximately 4.6%.  These expenses consisted of salaries and benefits of $719,250 (compared to $529,419 for the nine months ended September 30, 2006), management fees of $117,000 (compared to $117,000 for the nine months ended September 30, 2006), and commissions of $489,956 (compared to $743,265 for the nine months ended September 30, 2006).  Salaries and benefits increased as we added additional staff.  The decrease in commissions is attributed to a decrease in revenue.  We anticipate that these personnel expenses will remain consistent for the remainder of the 2007 fiscal year.

Bad debts totalled $32,503 as we reassessed the recoverability of certain trade receivables arising in the last two years and determined that our efforts to collect them have been unsuccessful and the amounts should be written off.

During the nine-months ended September 30, 2007, the cost of investor relations and shareholder information services was $75,874 as compared to $19,546 for the nine-months ended September 30, 2006, an increase of $56,328 or approximately 288%.  The cost of investor relations services have been and will continue to be substantially more during the 2007 fiscal year than they were in the 2006 fiscal year because we have increased our use of these services.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $53,525 during the nine-months ended September 30, 2007 as compared to $140,529 for the nine-months ended September 30, 2006, a decrease of $87,004 or approximately 6.2%.  Professional fees related to the preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  Professional fees were higher in the 2006 fiscal year due to fees incurred as a result of increased legal transactions and the restatement of our financial statements.

During the nine-months ended September 30, 2007, advertising and promotion expenses were $48,221 or approximately 2.5% of our operating expenses as compared to $98,931 or approximately 5% of our operating expenses for the nine-months ended September 30, 2006, a decrease of $50,710 or approximately 51.3%.  Advertising and promotion expenses were lower as we refined our marketing efforts.  We expect advertising and promotion costs for the year to rise as we explore new ways in which to advertise our services.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance, website maintenance and office and administration expenses) remained substantially unchanged.  General overhead expenses totalled $357,334 or approximately 18% of total operating expenses during the nine-months ended September 30, 2007, an increase of $49,885 or approximately 8.2% over general overhead expenses of $307,449 or approximately 16% of total operating expenses for the nine months ended September 30, 2006.  Rent, utilities, and property tax totalled $67,894, telephone expenses totalled $31,018, travel expenses totalled $39,710, repairs and maintenance expenses totalled $31,048, auto expenses totalled $7,147, insurance expenses totalled $26,360, website maintenance totalled $76,602 and office and administration expenses totalled $77,555.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Depreciation and amortization expense was $132,880 for the nine-months ended September 30, 2007 as compared to $138,310 for the nine-months ended September 30, 2006.  Depreciation and amortization expense was lower during the nine months ended September 30, 2007 as we fully depreciated one of our intangible assets.

Operating Net Gain (Loss).  For the nine-months ended September 30, 2007, we realized a gain from operations of $183,486 before other items compared to a gain of $202,328 for the nine-months ended September 30, 2006.  We earned additional income from other items (foreign exchange and joint venture) of $9,136 compared to additional income of $25,277 from the same period in 2006, a decline of $16,141 or approximately 63.9%.

We recorded net income for the nine-months ended September 30, 2007 of $192,622, or $0.003 per share, as compared $227,605, or $0.004 per share, for the nine-months ended September 30, 2006.

We intend to continue to find ways to expand our business, including through acquisitions.  We believe that revenues and earnings will increase as we grow.

Liquidity and Capital Resources

As of September 30, 2007 we had working capital of $5,588,947 which was made up of cash and cash equivalents that included $819,616 in cash, accounts receivable of $1,574,614, loans receivable of $2,137,173, inventory of $997,576 and prepaid expenses of $134,956, minus accounts payable and accrued liabilities of $37,173, deferred revenue of $12,815 and a bank loan of $25,000.  We anticipate that trade accounts receivables and inventory and overall working capital may increase during the remainder of the 2007 fiscal year as we expand our liquidation operations.  Cash flow from operating activities totalled $149,970 due primarily to an increase in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable during the nine months ended September 30, 2007.  We anticipate that the uses of cash will remain stable for the remainder of the 2007 fiscal year.  Our cash resources may decrease if we were to find and complete an acquisition prior to the end of the 2007 fiscal year, or if we are unable to maintain positive cash flow from our business throughout the 2007 fiscal year.  On July 23, 2007 we announced that we have decided to use some of our cash to repurchase our common stock from the market because we believe that our common stock is currently undervalued and that the repurchase of the shares will benefit our stockholders.  As of September 30, 2007, we had purchased 1,197,307 shares at a total cost of $237,252.  As of October 26, 2007, we had purchased 1,931,194 shares at a total cost of $381,908.  We intend to continue buying back our common stock from time to time, at the discretion of the board of directors, with our available cash resources.

Cash used in investing activities during the nine-months ended September 30, 2007 was $216,567 which related primarily to property development costs and loan advances.  Net cash used for financing activities during the nine-months ended September 30, 2007 was $232,711, which resulted primarily from the repayment of a bank loan and the purchase of treasury stock.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders approved the following actions at our annual general meeting that was held on September 28, 2007:

The shareholders elected the following individuals as directors:  Abdul Ladha (For:   39,840,977    Withheld:  9,112,531), Barrett Sleeman (For:   40,578,372  Withheld:  8,375,136), Dr. David Vogt (For:   40,636,091  Withheld:  8,317,417) and Michael Boyling (For:   40,649,091  Withheld:  8,304,417) to the Board of Directors of the Company.

A total of 48,953,508 of the 65,348,009 outstanding shares of common stock the Company as of July 19, 2007 were represented in person or by proxy.  The shares represented at the meeting constituted 76.1% of the outstanding shares.

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

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  We expect revenue of approximately $25.4 million CAD from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $21.2 million CAD.  We expect to receive a loan from Royal Bank of Canada in the amount of $14.35 million CAD to pay for a portion of these development costs.  Our portion of the development costs, which total approximately $4.83 million CAD, will be paid in stages.  Including land, we have paid approximately $3.94 million CAD toward these costs to date.

We had entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $2.34 million CAD in deposits that are being held in trust with Macdonald Realty Ltd.

We have received a building permit from the City of Surrey on October 26, 2007.  The estimated date of the confirmation of the credit facility from the Royal Bank of Canada is November 30, 2007.   The estimated date of commencement of construction will be February 15, 2008 and the estimated date of completion for the development is September 15, 2009.

If the Development is suspended for any reason, including but not limited to our inability to obtain financing, permits or trades, we will not be able to recover all of our expenses.  There can be no assurance that the Development will be successful or that developing the property in this manner will increase, or even maintain, its value.

ITEM 6. EXHIBITS

Exhibits:

3.1

Certificate of Incorporation (1)

3.1.1

Amendment to Certificate of Incorporation (2)

3.2

By-laws (1)

31

Certification pursuant to Rule 13a-14(a) and 15d-14(a) (3)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (3)

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

Date: November 10, 2007

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title:  President, Chief Executive

Officer, Chief Financial Officer