Form 10KSB/A
period 2006-12-31
ABLEAUCTIONS COM INC
filed 2008-01-29
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

AMENDMENT NO. 1

TO

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On March 30, 2007 Ableauctions.com, Inc. filed its Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Filing”).  On September 13, 2007, we received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of our response to the comment letter, we are filing Amendment No. 1 (the “Amendment”) to the Original Filing.  The Amendment amends our statements of cash flows to report the sales of our marketable securities as operating activities rather than as investment activities.

The other portions of the Original Filing are unaffected by the change described above and have not been amended.  All information in the Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the change noted above.  Accordingly, the Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.  The filing of this Amendment to our Annual Report on Form 10-KSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ableauctions.com Inc.:

We have audited the accompanying consolidated balance sheet of Ableauctions.com Inc. as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ableauctions.com Inc. as at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  /s/  TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

March 26, 2007

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Ableauctions.com, Inc.:

We have audited the accompanying consolidated balance sheet of Ableauctions.com, Inc. as of December 31, 2005 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement.  The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

March 15, 2006 (except note 2 relating to the restatements which is as of January 23, 2008)

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

	DECEMBER 31
	2006	2005
ASSETS
Current
Cash and cash equivalents	$ 1,004,558	$ 955,554
Marketable securities	-	3,091,017
Accounts receivable – trade, net of allowance (Note 3)	1,436,764	1,549,567
Loans receivable (Note 4)	4,092,852	2,155,469
Inventory	860,643	1,266,777
Prepaid expenses	47,849	268,358
Notes receivable	1,931	5,168
	7,444,597	9,291,910

Other receivable	99,961	-
Intangible Assets (Note 5)	430,534	362,900
Property and Equipment (Note 6)	2,857,322	2,950,357
Property Held for Development (Note 7)	1,455,031	1,658,901
Investment in Joint Venture (Note 8)	1,237,269	-

	$ 13,524,714	$ 14,264,068

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 85,788	$ 79,388
Bank loan (Note 9)	548,694	1,395,349
	634,482	1,474,737
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
62,406,834 common shares at December 31, 2006
62,406,834 common shares at December 31, 2005	62,406	62,406
Additional paid-in capital	37,319,119	37,231,271

Deficit	(24,687,597)	(24,854,830)
Accumulated Other Comprehensive Income	196,304	350,484
	12,890,232	12,789,331
Contingent Liabilities (Note 18)
Commitments (Note 19)	$ 13,524,714	$ 14,264,068

Approved By The Directors:

“Abdul Ladha”

“Barrett Sleeman”

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2006	2005
Net Revenues
Sales & Commissions	$ 6,243,865	$ 4,428,912

Cost of Revenues	3,868,399	3,129,761
Gross Profit	2,375,466	1,299,151

Investment Income (Note 11)	541,006	773,572
	2,916,472	2,072,723
Operating Expenses
Accounting and legal	151,174	47,055
Advertising and promotion	109,491	105,215
Automobile and travel	99,103	62,272
Bad debts	12,664	(33,175)
Commission	863,736	293,420
Depreciation and amortization of fixed assets	180,504	147,844
Insurance	32,326	24,279
Interest	33,786	9,188
Investor relations and shareholder information	28,690	41,827
Management fees, salaries and benefits	992,017	742,839
Office and administration	107,968	92,290
Rent, utilities and maintenance	84,711	88,063
Telephone and internet	120,447	117,098
	2,816,617	1,738,215
Income before Other Items	99,855	334,508

Other Items
Foreign exchange gain	42,660	3,156
Gain on legal settlement (Note 14)	-	99,518
Loss on sale of Asset	(1,413)	-
Gain on sale of property held for development	26,131	-
	67,378	102,674

Income from Continuing Operations	167,233	437,182

Income for the Year	$ 167,233	$ 437,182

Basic and Diluted Earnings per Share
Income from continuing operations	$ 0.003	$ 0.007
Income for the year	$ 0.003	$ 0.007

Weighted Average Number of Shares Outstanding	62,406,834	62,283,763

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31
	2006	2005

Income for the Year	$ 167,233	$ 437,182

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(154,180)	280,459

Consolidated Comprehensive Income	13,053	717,641

Basic and Diluted Comprehensive Income per Share	$ 0.000	$ 0.012

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AMENDED

	YEAR ENDED DECEMBER 31
	2006	2005

Cash Flows from Operating Activities
Income for the year from continuing operations	$ 167,233	$ 437,182
Non-cash items included in net loss:
Depreciation and amortization	180,504	147,844
Stock-based compensation	51,848	15,954
Loss on sale of asset	1,413	-
Gain on sale of property held for development	(26,131)	-
	374,867	600,980
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	112,803	(688,128)
(Increase) Decrease in inventory	406,134	(305,432)
Increase (Decrease) in prepaid expenses	220,509	(84,742)
Decrease in marketable securities	3,091,017	5,554,553
Increase (Decrease) in accounts payable and accrued liabilities	6,400	(59,369)
Increase (Decrease) in deferred revenue	-	(52,425)
	4,211,730	4,965,437

Cash Flows from Investing Activities
Purchase of property and equipment, net	(28,882)	(2,536,108)
Purchase of property held for development	(92,133)	(1,658,901)
Proceeds from sale of property held for development	322,134	-
Loan advances	(3,017,522)	(1,902,724)
Loan repayments	1,080,139	-
Investment in intangible assets	(127,634)	(222,357)
Investment in joint venture	(1,237,269)	-
Other receivables	(99,961)	-
Note receivable	3,237	71,368
	(3,197,891)	(6,248,722)

Cash Flows from Financing Activities
Proceed from (Repayment of) bank loan	(846,655)	1,395,349
Exercise of stock options	36,000	380,726
	(810,655)	1,776,075

Change in Cash and Cash Equivalents for the Year	203,184	492,790
Cash and Cash Equivalents, Beginning Of Year	955,554	182,305
Effect of Exchange Rates on Cash	(154,180)	280,459

Cash and Cash Equivalents, End of Year	$ 1,004,558	$ 955,554

Supplemental Disclosures With Respect To Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2006

					DEFERRED
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER COMPRE-	OPTION PLAN		TOTAL STOCK-
	SHARES	AMOUNT	PAID-IN CAPITAL	HENSIVE INCOME	COMPEN-SATION	DEFICIT	HOLDERS’ EQUITY

Balance, December 31, 2004	61,621,065	$61,621	$ 36,751,076	$ 70,025	$ (15,954)	$(25,292,012)	$11,574,756

Exercise of stock options	785,769	785	480,195	-	-	-	480,980
Deferred option plan compensation	-	-	-	-	15,954	-	15,954
Translation adjustment	-	-	-	280,459	-	-	280,459
Income for the year	-	-	-	-	-	437,182	437,182

Balance, December 31, 2005	62,406,834	$62,406	$37,231,271	$350,484	$ -	$(24,854,830)	$12,789,331

Exercise of stock options	-	-	36,000	-	-	-	36,000
Stock-based compensation	-	-	51,848	-	-	-	51,848
Translation adjustment	-	-	-	(154,180)	-	-	(154,180)
Income for the year	-	-	-	-	-	167,233	167,233

Balance, December 31, 2006	62,406,834	$62,406	$ 37,319,119	$ 196,304	$ -	$(24,687,597)	$12,890,232

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

652297 B.C. Ltd. (“ANO”), a Canadian based hardware and network services business.

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

0716590 B.C.

Ltd., a Canadian based real estate holding company

Gruv Development Corporation, a Canadian based real estate development company (its name was changed from 0723074 B.C. Ltd. on November 9, 2006)

Effective December 31, 2005, two of the subsidiaries, Itrustee.com Technologies Ltd. and Able Auctions (1991) Ltd. were amalgamated under the name of Stanford Development Corporation. The name was changed from Stanford Development Corporation to Axion Investment Corp. on September 7, 2006.

2.

AMENDMENT

The Company has previously issued financial statements for the year, in which the Company  presented the proceeds from sale of marketable securities as investment activities in the statement of cash flows, when they should be reflected as operating activities.  The following presents the effect on the Company’s previously issued financial statements for the year ended December 31, 2005 and December 31, 2006.

Statement of cash flows for the year ended December 31, 2005:

	Previously	Increase
	Reported	(Decrease)	Amended

Cash flow from operating activities	$(589,116)	$5,554,553	$4,965,437
Cash flow from investing activities	(694,169)	(5,554,553)	(6,248,722)

Statement of cash flows for the year ended December 31, 2006:

	Previously	Increase
	Reported	(Decrease)	Amended

Cash flow from operating activities	$1,120,713	$3,091,017	$4,211,730
Cash flow from investing activities	(106,874)	(3,091,017)	(3,197,891)

3.

SIGNIFICANT ACCOUNTING POLICIES

a)

Principles of Consolidation

These consolidated financial statements include the accounts of Ableauctions.com, Inc. and its wholly-owned subsidiaries, from the dates of acquisition.  Any significant inter-company balances and transactions have been eliminated.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less.

e)

Marketable Securities

The Company accounts for its trading securities in accordance with SFAS 115 – Accounting for Certain Investments in Debt and Equity Securities, which governs the accounting for all debt and equity securities that have a readily determinable fair value.  The Company’s marketable securities consist of term deposits, bonds, income trusts and equity.  These investments are recorded on the balance sheet at fair value and are recorded on the statement of cash flows as a component of operating activities.  These investments represent a substantial portion of the Company’s overall income, and accordingly unrealized and realized income and losses from these investments are included in the statement of operations.

f)

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, loans receivable, notes receivable, and accounts payable and accrued liabilities, approximated fair value at December 31, 2006.

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

Property and Equipment

Property and equipment are recorded at cost.  The cost of property and equipment is depreciated using the declining balance method at the following annual rates:

Building	4%
Furniture and fixtures	20%
Server equipment	10%
Computer equipment	30%
Computer software	10%
Vehicles	30%

Leasehold improvements are amortized using the straight-line method over the terms of the leases.

j)

Intangible Assets

Intangible assets are recorded at cost and amortized on a straight-line basis over the life of the agreement.

k)

Impairment of Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including property and equipment, and intangibles with definite lives.  The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets.  If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

l)

Investment in Joint Venture

The Company accounts for its investment in joint venture on an equity basis.

m)

Revenue Recognition

Auction/ liquidation and technology business

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

Mortgages and Impaired Loans

(a)

Mortgages are stated at cost which includes amounts advanced and applicable    charges, less repayments.

(b)

Interest is accounted for on the accrual basis for amounts advanced and amounts committed but unadvanced unless a mortgage is identified as impaired.

(c)

A mortgage is classified as impaired when, in the opinion of management, there is reasonable doubt as to the ultimate collectibility of principal and interest.

(d)

When a mortgage is identified as impaired, the accrual of interest is discontinued.  A provision for estimated losses is recorded when the principal and accrued interest exceed the estimated net underlying value of the security or if management otherwise feels a provision would be prudent.

Real property and property development

a)  Real estate rental

Rental income in respect to commercial and residential property leases is recognized on a straight-line basis over the lease term.

b)  Real property sale

For condominium development projects, profit is recognized on the percentage-of-completion method in respect to individual units sold on a pre-sale basis, when all the following criteria are met:

i)

Construction is beyond a preliminary stage.

ii)

The buyer may only receive a refund in the circumstances of non-delivery of the unit.

iii)

Sufficient units have already been sold to assure that the entire property will not revert to rental property.

iv)

Sales prices are collectible.

v)

Aggregate sales proceeds and costs can be reasonably estimated.

Under the percentage-of-completion method, revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs.

Deposits received in respect to sales which do not meet the criteria for revenue recognition described above shall be accounted for as deposits until the criteria are met.

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

Income Per Share

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

q)

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, based upon currently available information, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

r)

Segmented information

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about the operating and geographic segments of the Company's business.  Effective January 1, 2006, the nature and extent of the Company's operations are such that it operates in three reportable segments, as an auction house and liquidator, a property developer and an investment company.  Information regarding the Company's geographic segments is set forth in Note 21.

s)

Stock-Based Compensation

Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method.  Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.  The Company discloses on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized as of December 31, 2006  includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123.  Results for prior periods have not been restated.

4.

ACCOUNTS RECEIVABLE

Accounts receivable is presented net of allowance for doubtful accounts.  The allowance was $0 at December 31, 2006 (December 31, 2005: $21,533).

5.

LOANS RECEIVABLE

	December 31, 2006	December 31, 2005
i) Loan advanced on July 13, 2005 in the amount of $187,500 CAN, bears interest at 11% per annum (receivable at $1,751 CAN per month), with the principal due for repayment on July 13, 2006, and secured by a mortgage on the property of the borrower. The loan has been repaid.	$-	$161,498

ii) Loan advanced on October 15, 2005 in the amount of $115,000 CAN, bears interest at 10% per annum (receivable at $1,045 CAN per month), with the principal due for repayment on October 15, 2006, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on October 14, 2007.	98,679	99,052

iii) Loan advanced on October 17, 2005 in the amount of $2,200,000 CAN, bears interest at 9.75% per annum (receivable at $17,875 CAN per month), with the principal due for repayment on October 17, 2006, and secured by a mortgage on the property of the borrower and personal guarantees. The loan was not repaid on the due date and and the property was put in foreclosure. Management believes that the proceeds to be realized from the sale of property will exceed the loan amount.	1,887,763	1,894,919

iv) Loan advanced in the amount of $230,000 CAN, bears interest at 10% per annum (receivable at $1,917 CAN per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on Jan 1, 2008. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	197,357	-

v) Loan advanced in the amount of $55,000 CAN, bears interest at 10% per annum (receivable at $458 CAN per month), with the principal due for repayment on February 9, 2007, and secured by a personal guarantee of the borrower. The loan was subsequently renewed and is due for repayment on February 9, 2008, under the same terms as above.	47,194	-

vi) Loan advanced in the amount of $603,750 CAN, bears interest at 11% per annum (receivable at $5,534 CAN per month), with the principal due for repayment on April 22, 2007, and secured by a mortgage on the property of the borrower. The loan was repaid on February 22, 2007.	518,062	-

vii) Loan advanced in the amount of $237,000 CAN, bears interest at 11% per annum (receivable at $1,975 CAN per month), with the principal due for repayment on April 27, 2007, and secured by a mortgage on the property of the borrower.	203,364	-

viii) Loan advanced in the amount of $179,060 CAN, bears interest at 11% per annum (receivable at $1,492 CAN per month), with the principal due for repayment on May 1, 2007, and secured by a mortgage on the property of the borrower.	153,647	-

ix) Loan advanced in the amount of $1,150,000 CAN, bears interest at 10.5% per annum (receivable at $10,063 CAN per month), with the principal due for repayment on October 13, 2007 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower.	986,786	-

	$4,092,852	$2,155,469

6.

INTANGIBLE ASSETS

Intangible assets are comprised of the following:

		2006
		ACCUMULATED
	COST	AMORTIZATION	NET

Non-competition agreement	$ 150,000	$ 141,667	$ 8,333
Affiliate related relationship	100,000	15,833	84,167
Intellectual property	338,034	-	338,034

	$ 588,034	$ 157,500	$ 430,534

		2005
		ACCUMULATED
	COST	AMORTIZATION	NET

Non-competition agreement	$ 150,000	$ 91,667	$ 58,333
Affiliate related relationship	100,000	5,833	94,167
Intellectual property	210,400	-	210,400

	$ 460,400	$ 97,500	$ 362,900

Non-competition agreement consists of payments made to three former principals of a company that was a direct competitor of Ableauctions.  In consideration of payments received in 2004 for $150,000, the former principals agreed to cease any activities that directly compete with Ableauctions for a period of three years.  The cost is amortized on a straight-line basis over three years.

On June 1, 2005, the Company made a cash payment in the amount of $100,000 to an unrelated third party as consideration for exclusive rights relating to that party’s auction services.  The cost is amortized on a straight-line basis over ten years.

During the 2005 and 2004 years, the Company incurred development costs to enhance the current on-line auction technology.  These costs include fees paid to programmers to develop the systems, software and processes related to the enhancement.  The Company expects the final stage will be completed in July 2007, at which time they will start to amortize the costs over the estimated useful life of the technology.

Based on the carrying value of the identified intangible assets as at December 31, 2006, excluding the intellectual property that has not been completed, and assuming no subsequent impairment of the underlying assets, future annual amortization expense in the next 5 years is expected to be as follows: 2007 - $18,333, 2008 - $10,000, 2009- $10,000, 2010 - $10,000, 2011 - $10,000.

7.

PROPERTY AND EQUIPMENT

		2006

		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Furniture and fixtures	$115,408	$57,865	$57,543
Land	1,443,110	-	1,443,110
Building	968,826	57,859	910,967
Server equipment	1,162,532	878,068	284,464
Computer equipment	83,671	27,204	56,467
Computer software	189,865	148,362	41,503
Vehicles	23,164	7,760	15,404
Leasehold improvements	107,175	59,311	47,864

	$4,093,751	$1,236,429	$2,857,322

		2005

		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Furniture and fixtures	$112,683	$43,821	$68,862
Land	1,448,579	-	1,448,579
Building	965,719	19,314	946,405
Server equipment	1,162,532	852,207	310,325
Computer equipment	57,463	8,620	48,843
Computer software	188,477	143,827	44,650
Vehicles	30,653	6,542	24,111
Leasehold improvements	107,175	48,593	58,582

	$4,073,281	$1,122,924	$2,950,357

8.

PROPERTY HELD FOR DEVELOPMENT

Property held for development at December 31, 2006 and 2005 is comprised of the following:

	2006	2005
	COST	COST
Coquitlam property (a)	$-	$294,882
Surrey property (b)	1,455,031	1,364,019

	$1,455,031	$1,658,901

a)

On May 4, 2005, the Company, through its wholly owned subsidiary 0723074 B.C. Ltd., purchased a single dwelling house located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The purchase price was $242,411 and was paid in cash.  The Company’s original intention was to develop the property, but in the 2006 year management decided to sell the property.

On March 2, 2006, the Company completed the sale of this property.  The sale price of the property was $388,608 cash. The sale price was negotiated between the Company and the buyers, Michael and Agnes Piotrowski. Mr. Piotrowski is employed by the Company.

During the period of the Company's ownership of the property, it invested approximately $25,000 in improvements.  In consideration of the purchase, the Company agreed to provide an additional $61,824 to the Purchaser to complete the improvements.  The Company also advanced a loan to the buyers in the amount of $55,000 (CDN) for a term of 1 year, bearing an interest rate of 10% per annum, as described in Note 4(v).

b)

On August 3, 2005, the Company entered into a Contract of Purchase and Sale (the “Agreement”) for property located at 9643 King George Highway, Surrey, British Columbia V3T 2V3 (the “Property”).  The Agreement was subject to the Company’s satisfactory investigation of the development potential of the Property.  This investigation was completed on August 9, 2005, at which time the Company released to the seller, Imara Venture Ltd. (the “Seller”), a down payment of $41,195 to be credited against a total purchase price of $1,270,000.  The remaining balance was paid in cash on August 15, 2005.  The purchase price was negotiated between the Company and the Seller, who are not related to each other.

9.

INVESTMENT IN JOINT VENTURE

On July 14, 2006 Axion Investment Corp. (“Axion”), a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “Agreement”) with two unrelated parties to form a joint venture for the purpose of purchasing two vacant lots located in Langley, B.C. for development (the “Project”).  On July 28, 2006, Axion entered into a supplemental agreement with these two parties in respect to arrangement for a bank loan to fund the purchase price and related expenses of acquiring the properties in the Project.

Pursuant to the Agreement, a new company was to be formed to develop the Project.  The new company, Township Holdings Ltd. (“THL”), has been formed, jointly owned by the venturers.  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two unrelated parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $3,096,172.  During the 2006 year, Axion paid its share of the investment in the amount of $1,290,072.

Pursuant to the agreement of July 28, 2006, Axion is to advance a loan to one of the unrelated parties to pay for its portion of the purchase price.  During the 2006 year, Axion advanced a loan in the amount of $516,028 to two shareholders of this party for a one year term, bearing interest rate at 10% per annum.  The loan was repaid during the 2006 year.

10.

BANK LOAN

At December 31, 2005, the Company maintained a bank operating line of credit with an authorized limit of $1,395,349, advances under which bore interest at the bank’s prime rate per annum.  The line of credit was secured by a provincial bond held by the Company in the amount of $1,350,000 and was guaranteed by the president of the Company.  During the 2006 year, the bond was sold and the proceeds were used to pay off the line of credit.

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,785,714 (Cdn$2,000,000) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the Property described in Note 16 and a guarantee and postponement of claim signed by the Company in favor of the Bank. Subsequent to December 31, 2006, additional loan advances were made under the facility, with the same terms as above.

11.

WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  A summary of changes in unexercised warrants during the 2006 and 2005 years is presented below:

	Warrants @ $0.54	Warrants @ $0.80
	(1)	(2)	Total

Outstanding, December 31, 2004	100,000	895,384	995,384
Granted during year	-	-	-

Outstanding, December 31, 2005	100,000	895,384	995,384
Granted during year	-	-	-

Outstanding, December 31, 2006	100,000	895,384	995,384

(1) Exercisable until September 23, 2007, granted pursuant to private placement.

(2) Exercisable until December 30, 2007, granted pursuant to private placement.

12.

INVESTMENT INCOME

Investment income includes loan interest and both the realized and unrealized trading gains.  The breakdown is as follows:

	2006	2005
Loan interest	$ 380,001	$ -
Realized trading gains	161,005	614,623
Unrealized trading gains	-	158,949
Investment income	$ 541,006	$ 773,572

13.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2006	2005

Cash paid for income taxes	$-	-

Cash paid for interest	$33,786	$9,188

During the year ended December 31, 2006:

The Company recorded $51,848 as stock-based compensation expense.

During the year ended December 31, 2005:

The Company recorded $15,954 as deferred option plan compensation expense.

14.

INCOME TAXES

At December 31, 2006, the Company has net operating losses carried forward of approximately $9,500,000 which expire in years ranging from 2007 to 2026.  The Company has provided a full valuation allowance of approximately $3,230,000 on the deferred tax asset because of the uncertainty of realizability.

A reconciliation of the Company’s effective income tax rate to the approximate combined federal, provincial and state statutory income tax rates of 34% [2005 – 34%] is as follows:

	2006	2005
	$	$
Tax at statutory rate	56,859	148,642
Temporary differences for which tax benefit was recognized	-	(45,418)
Losses carried forward for which tax benefit was recognized	(56,859)	(103,224)
	-	-

Significant components of the Company’s deferred tax assets are as follows:

	2006	2005
	$	$
Operating losses carried forward	3,230,000	3,230,000
Property and equipment	(144,000)	(126,000)
Intangible assets	(41,000)	(55,000)
Marketable securities	-	(54,000)
Total deferred tax assets	3,045,000	2,995,000
Valuation allowance	(3,045,000)	(2,995,000)
Net deferred tax assets	-	-

15.

LEGAL CLAIM

During the 2004 year, the Company and its subsidiary iCollector.com Technologies Ltd (‘iCollector’) commenced a lawsuit against a former officer of iCollector for alleged breach of fiduciary duty.  During the 2005 year, the Company incurred legal and related costs totaling $210,482 related to this matter.  A judgment awarding damages was issued in favor of the Company and iCollector, for a total of $417,300.  The former officer appealed the judgment.  The claim was subsequently settled for an amount of $310,000, resulting in a net gain on legal settlement to the Company of $99,518.

16.

CONCENTRATION OF RISK

Following is a description of certain areas of concentration of risk to which management considers the Company vulnerable to near-term severe impact.  This is not a complete analysis of risks faced by the Company, which are listed in other regulatory filings of the Company.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and loans receivable.

The majority of the company’s trade receivables are derived from fees and revenue associated with internet based listing fees and auction activities.  The company’s largest customer accounted for 15% of net revenue for the 2006 year, and 19% for the 2005 year. At December 31, 2006, the largest customer accounted for 32% of net accounts receivable (15% of net accounts receivable at December 31, 2005). Management believes that the receivable balance from this customer does not represent a significant credit risk based on past collection experience.

Property development risk

Approximately 40% of the Company’s assets on December 31, 2006 were invested in various real estates.  Real estate values can be seriously affected by factors such as bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes and the general economic outlook.

Interest rate risk

Approximately 30% of the Company’s assets on December 31, 2006 were invested in various mortgage loans receivable.  The value of the mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, and the availability of financing.

Reliance on suppliers

The Company relies heavily on eBay’s servers for uninterrupted Internet access, its servers and its continued operation of the live auction platform on eBay Live Auction. It also relies on certain technologies that it licenses from third parties, such as eBay’s online auction technology.   In addition, substantially all of the computer hardware for operating the Company’s service is located at the facilities of Telus in British Columbia.  Any damage to or failure of the systems could result in reductions in, or terminations of, the Company’s service.

Foreign currency risk

While the Company’s financial statements are presented in U.S. dollars, a majority of the Company’s obligations, investments and expenditures with respect to the operations were incurred in Canadian dollars.  Variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

17.

RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, during the years ended December 31, 2006 and December 31, 2005, the following payments were made to a director of the Company.

	2006	2005

Management fees	$156,000	$153,621

The Company, through its assignee and wholly-owned subsidiary, 0716590 B.C. Ltd., exercised its option to purchase the commercial building and property that the Company currently leases for its head office.  The property was purchased from a private company that was wholly-owned by the spouse of the president and director of the Company.  The purchase price was $2,221,316 ($2,750,000 CAN).

As at December 31, 2005, included in accounts receivable is a balance of $33,234 (2006: nil) owing from a director of the company. The transactions between related parties are recorded at their exchange amount, which is the amount agreed by the parties

18.

STOCK-BASED COMPENSATION

During the 2006 year, the Company issued options to employees to acquire 1,600,000 common shares of the Company at an exercise price of $0.35.  The estimated fair value of these options, totalling $64,000 will be recognized over the 2 year vesting period.

The SFAS 123R share-based compensation expense recorded for awards under the stock option plans, including those awards granted in previous years but were not vested at December 31, 2005, was approximately $51,848, net of estimated forfeitures, during the year ended December 31, 2006.  The basic and diluted income per share for the year ended December 31, 2006 decreased by $0.001, due to the adoption of SFAS123R effective January 1, 2006.

No stock options were granted during the 2005 year.  Stock-based compensation expense of $15,954 was recognized in the consolidated statement of operations in the 2005 year in respect to stock options granted in prior years.

A summary of the Company's stock option plan and changes during 2006 and 2005 are presented below:

	2006		2005
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding, beginning of year	9,136,231	$0.40	9,922,000	$0.30

Granted	1,600,000	0.35	-	-
Exercised	-		(785,769)	0.24
Forfeited	(50,000)	0.36	-	-

Outstanding, end of year	10,686,231	0.39	9,136,231	0.40

Weighted average fair value of options granted during the year		$0.04		NA

The fair value of employee options granted during the 2006 year was estimated using the

Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 62%, risk free interest rate of 4.6% and weighted average expected option terms of 2 years

As of December 31, 2006 there was approximately $48,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized on a straight line basis until August 2008.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		AVERAGE
RANGE OF	WEIGHTED	REMAINING
EXERCISE	NUMBER	CONTRACTUAL	NUMBER
PRICE	OUTSTANDING	LIFE	EXERCISABLE

$0.15 – 0.25	515,000	3 years	515,000
0.35 - 0.36	4,807,000	3 years	3,407,000
0.40 – 0.50	5,364,231	3 years	5,364,231
	10,686,231		9,286,231

Compensation

Until December 31, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” rather than the alternative method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation.”  Under APB 25, no compensation expense is recognized when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share if the Company had applied the provisions of SFAS 123 to estimate and recognize compensation expense for the share-based employee compensation during the year ended December 31, 2005.

2005
Income for the year
As reported	$437,182

Pro-Forma	$(2,622,598)

Basic and diluted earnings per share
As reported	$0.007

Pro-Forma	$(0.042)

The fair value of employee options granted during the 2004 year was estimated using the

Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 82%, risk free interest rate of 4% and weighted average expected option terms of 5 years

19.

CONTINGENT LIABILITIES

a)

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business.  Except as disclosed below, in managements opinion none of these claims will have a significant effect on the Company’s financial condition.

b)

The Company is a defendant in several legal actions commenced by certain trade creditors of one of its wholly-owned US subsidiaries.  The ultimate liability, if any, arising from this action is not expected to exceed $20,000 and will be recorded at the time of that determination, if necessary.

c)  Ableauctions.com Inc. is acting as a trustee for certain employees’ investment account. The company is responsible for any losses, but share on an equal basis any gains. The principal amount of the fund at December 31, 2006 is $134,416.

20.

COMMITMENTS

The Company is committed to payments with respect to agreements to lease office premises.  Future minimum payments required under the leases are as follows:

2007	$ 55,620
2008	46,854
2009	20,556
2010	20,556
2011	5,139
$ 148,725

21.

SUBSEQUENT EVENTS

a)

Subsequent to December 31, 2006, the Company entered into loan arrangements with three commercial borrowers as follows:

i)

Loan advanced on February 15, 2007 in the amount of $1,125,000 CAN, bears interest at 12% per annum (interest is receivable at $11,250 CAN per month), with the principal due for repayment on February 15, 2008.  The loan is secured by a personal guarantee of the borrower, a mortgage on the property and a general security agreement over the assets of the borrower.

ii)

Loan advanced on March 1, 2007 in the amount of $140,000 CAN, bears interest at 15% per annum (interest is receivable at $1,750 CAN per month), with the principal due for repayment on February 28, 2008.  The loan is secured by a mortgage on the property and by a secondary personal guarantee of the borrower.

iii)

Loan advanced on March 1, 2007 in the amount of $200,000 CAN, bears interest at 15% per annum (interest is receivable at $2,500 CAN per month), with the principal due for repayment on February 28, 2008.  The loan is secured by a mortgage on the property and by a secondary personal guarantee of the borrower.

b)

During the 2006 year, the Company rented storage space, ranging from 1,000 square feet to 3,000 square feet, from Quantum Warehousing and Distribution Ltd., in Coquitlam, British Columbia.  The Company paid approximately $1,694 per month storage fees plus in/out handling fees.

On January 1, 2007, as a result of issues relating to the accessibility of the Company’s inventory, the Company entered into a three year agreement to lease approximately 2,851 square feet of storage space from Bullion Reef Holdings Ltd., a private company wholly-owned by the wife of the Company’s President.  The monthly rent on the property located at 3112 Boundary Road is approximately $1,777 triple-net.  The rent payments are at market levels.

c)

The Company, through Axion, intends to develop vacant land consisting of approximately 1.46 acres that is zoned for mixed commercial and residential use located in Surrey, British Columbia.  The Company acquired this property in August 2005 for $1,270,000.  The Company intends to develop the property by improving it with a retail facility of approximately 4,300 square feet and with a residential complex consisting of 111 condominiums of approximately 80,000 square feet (the “Development”).  The Company estimates that the cost of the proposed Development will be $15.9 million, which includes the cost of the land.  The Company’s wholly-owned subsidiary, Gruv Development Corporation (formerly known as 0723074 B.C. Ltd.), will develop this project.

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. to market the strata lots and, by March 27, 2007, the Company had entered into agreements to pre-sell over 90% of the condominiums prior to construction.  The Company expects to sell the remainder of condominiums by April 15, 2007.

As of December 31, 2006, the Company has spent approximately $96,162 in developing this property and expects to incur an additional $300,000 in expenses (excluding realtor commissions) relating to the pre-sale and marketing of the condominium units included in the Development.

22.

SEGMENTED INFORMATION

The Company has three reportable segments:

- Auction, Liquidation and Technology Business segment

- Real Property and Property Development segment

- Investment segment

Through the Auction, Liquidation and Technology Business segment, the Company provides auction broadcast technology, liquidation and merchandizing services, and technology to businesses to assist them with managing the sale of their products.

This segment information consists of the iCollector, NAA Live, Jarvis, Unlimited Closeouts and Rapidfusion operations.

Through the Real Property and Property Development segment, the Company manages its real property and property development.  This segment information consists of the 0716590 B.C. Ltd., a holding company where the Ableauctions’ head office is located - 1963 Lougheed Highway, Coquitlam, B.C., Gruv Development Corporation, the Company’s real estate project located at 9643 King George Highway, Surrey, and the Company’s interest in the Township Holdings’ joint venture.

Through the Investment segment, the Company manages its marketable securities and loans to third parties.  This segment consists of investments by Axion Investment Corporation and Ableauctions.com Inc.

The Other segment encompasses all other activities of the Company and the expenses incurred by Ableauctions.com Inc.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

	Real Property & Property Development	Investment	Auction, Liquidation & Technology Businesses	Other	Total

External revenue by market
US	-	-	5,618,665	-	5,618,665
Canada	124,185	-	469,384	-	593,569
Other	-	-	31,631	-	31,631
Total Revenue From External Customer	124,185	-	6,119,680	-	6,243,865

Investment income	-	541,006	-	-	541,006

Interest expense	16,112	17,674	-	-	33,786

Depreciation and amortization	39,676	-	140,828	-	180,504

Segment profit	69,795	341,424	8,951	(252,937)	167,233

Segment assets	5,092,520	4,800,872	3,455,019	176,303	13,524,714

Expenditures on long-lived assets	98,886	-	149,763	-	248,649

Investment in joint venture	1,237,269	-	-	-	-

During the 2006 year, the revenue of the Company from one customer of the Auction, Liquidation and Technology Businesses segment exceeded 10% of its total revenue.  Revenue from the customer totalled $912,088.

Geographic Information

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2006	2005

External Sales
United States	$5,618,665	$3,722,786
Canada	593,569	687,705
Other	31,631	18,421

	$6,243,865	$4,428,912

Long-Lived Assets
United States	$8,333	$58,333
Canada	4,734,554	4,913,825

	$4,742,887	$4,972,158

23.

RECENT ACCOUNTING PRONOUNCEMENTS

(i)  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109  “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

(ii)  In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

(iii)  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

(iv)  In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 23, 2008

/s/ Abdul Ladha
Abdul Ladha, President