Form 10QSB/A
period 2007-03-31
ABLEAUCTIONS COM INC
filed 2008-01-29
CIK 1099290

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

EXPLANATORY NOTE

On May 15, 2007 Ableauctions.com, Inc. filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”).  On September 13, 2007, we received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of our response to the comment letter, we are filing Amendment No. 1 (the “Amendment”) to the Original Filing.  The Amendment does the following:

•

amends our statements of cash flows to report the sales of our marketable securities as operating activities rather than as investment activities;

•

includes at Note 12 information about our business segments, as required by paragraph 33 of SFAS 131; and

•

discloses total comprehensive income in our balance sheet, as required by paragraph 27 of SFAS 130.

The other portions of the Original Filing are unaffected by the changes described above and have not been amended.  All information in the Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes noted above.  Accordingly, the Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.  The filing of this Amendment to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Part I, Item 1 – Financial Statements

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

MARCH 31	DECEMBER 31
	2007	2006

ASSETS
Current
Cash and cash equivalents	$1,260,583	$1,004,558
Accounts receivable – trade, net of allowance	1,311,654	1,436,764
Loans receivable (Note 3)	4,877,066	4,092,852
Inventory	972,526	860,643
Prepaid expenses	220,598	47,849
Notes receivable	-	1,931
	8,642,427	7,444,597
Other receivable	100,896	99,961
Intangible Assets (Note 6)	419,700	430,534
Property and Equipment	2,863,845	2,857,322
Property Held for Development (Note 5)	1,561,842	1,455,031
Investment in Joint Venture (Note 7)	1,254,658	1,237,269

	$14,843,368	$13,524,714

LIABILITIES
Current
Accounts payable and accrued liabilities	$71,037	$85,788
Deferred revenue	40,490	-
Bank loan (Note 9)	1,702,529	548,694
	1,814,056	634,482

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
62,406,834 common shares at March 31, 2007
62,406,834 common shares at December 31, 2006	62,406	62,406
Additional paid-in capital	37,332,343	37,319,119

Deficit	(24,667,599)	(24,687,597)
Accumulated Other Comprehensive Income	302,162	196,304
	13,029,312	12,890,232
Contingent Liabilities (Note 8)
	$14,843,368	$13,524,714

 ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006

Revenues
Sales	$1,014,911	$2,039,152

Cost Of Revenues	540,091	1,329,766
Gross Profit	474,820	709,386

Expenses
Operating expenses (Note 13)	534,514	689,069
Depreciation and amortization	39,382	45,593
	573,896	734,662
Loss Before Other Items	(99,076)	(25,276)

Other Items
Investment income	113,343	139,455
Share of income of joint venture (Note 7)	5,731	-
Gain on sale of property held for development	-	26,131
	119,074	165,586

Income From Continuing Operations	19,998	140,310

Income For The Period	19,998	$140,310

Basic And Diluted Income Per Share
Income from continuing operations	$0.000	$0.002
Income for the period	$0.000	$0.002

Weighted Average Number Of Shares Outstanding	62,406,834	62,406,834

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006

Income for the Period	$19,998	$140,310

Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	105,858	(58,933)

Consolidated Comprehensive Income	$125,856	$81,377

Basic and Diluted Comprehensive Income per Share	$0.002	$0.001

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006

Cash Flows From Operating Activities
Income for the period from continuing operations	$19,998	$140,310
Non-cash items included in net income (loss):
Depreciation and amortization	39,382	45,593
Stock-based compensation	13,224	-
Joint Venture Share of Income	(5,731)	-
Gain on sale of property held for development	-	(26,131)
	66,873	159,772
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	125,110	14,355
(Increase) Decrease in inventory	(111,883)	248,870
(Increase) Decrease in prepaid expenses	(172,749)	149,985
Decrease in marketable securities	-	1,586,866
Increase (Decrease) accounts payable and accrued liabilities	(14,751)	88,637
Increase in deferred revenue	40,490	14,216
Net cash used in operating activities	(66,910)	2,262,701

Cash Flows From Investing Activities
Purchase of property and equipment, net	(35,071)	(3,174)
Purchase of property held for development	(106,811)	-
Proceeds from sale of property held for development, net	-	322,134
Loan advances	(1,268,838)	(936,355)
Loan repayment	484,624	-
Investment in intangible assets	-	(24,059)
Investment in joint venture	(11,658)	-
Other receivables	(935)	-
Note receivable	1,931	1,957
Net cash used in investing activities	(936,758)	(639,497)

Cash Flows From Financing Activities
Proceed from Bank Loan	1,706,217	-
Repayment of Bank Loan	(552,382)	(1,395,349)
Net cash from financing activities	1,153,835	(1,395,349)

Change In Cash And Cash Equivalents For The Period	150,167	227,855
Net Cash Used In Discontinued Operation
Cash And Cash Equivalents, Beginning Of Period	1,004,558	955,554
Effect Of Exchange Rates On Cash	105,858	(58,933)

Cash And Cash Equivalents, End Of Period	1,260,583	$1,124,476

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

0716590 B.C.

Ltd., a Canadian based real estate holding company

Gruv Development Corporation, a Canadian based real estate development company

AAC Holdings Ltd., a Canadian-based holding company (incorporated April 24, 2007)

The unaudited consolidated financial statements of the Company at March 31, 2007 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accounting policies used in fiscal 2007 are consistent with those used in fiscal 2006.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.  These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006 and the notes thereto included in the Company’s Form 10KSB filed with the SEC on March 31, 2007.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.

AMENDMENT

The Company has previously issued financial statements for the period, which omitted certain required disclosures in accordance with GAAP.  As a result, the Company has amended the financial statements to include the following:

a)

Segmented information, which is included in Note 12.

b)

A statement of comprehensive income

In addition, the Company previously presented the proceeds from sale of marketable securities as investment activities in the statement of cash flows, when they should be reflected as operating activities.  The following presents the effect on the Company’s previously issued financial statements for the period ended March 31, 2006.  There is no effect on the financial statements for the period ended March 31, 2007.

Statement of cash flows for the period ended March 31, 2006:

	Previously	Increase
	Reported	(Decrease)	Amended
Cash flow from operating activities	$ 675,835	$1,586,866	$2,262,701
Cash flow from investing activities	947,369	(1,586,866)	(639,497)

3.

LOANS RECEIVABLE

	March 31, 2007	December 31, 2006
i) Loan advanced on October 15, 2005 in the amount of $115,000 CAN, bears interest at 10% per annum (receivable at $1,045 CAN per month), with the principal due for repayment on October 15, 2006, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on October 14, 2007.	99,602	98,679

ii) Loan advanced on October 17, 2005 in the amount of $2,200,000 CAN, bears interest at 9.75% per annum (receivable at $17,875 CAN per month), with the principal due for repayment on October 17, 2006, and secured by a mortgage on the property of the borrower and personal guarantees. The loan was not repaid on the due date and and the property was put in foreclosure. Management believes that the proceeds to be realized from the sale of property will exceed the loan amount.	1,905,422	1,887,763

iii) Loan advanced in the amount of $230,000 CAN, bears interest at 10% per annum (receivable at $1,917 CAN per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on Jan 1, 2008. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	199,203	197,357

iv) Loan advanced in the amount of $55,000 CAN, bears interest at 10% per annum (receivable at $458 CAN per month), with the principal due for repayment on February 9, 2008, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower.	47,636	47,194

v) Loan advanced in the amount of $603,750 CAN, bears interest at 11% per annum (receivable at $5,534 CAN per month), with the principal due for repayment on April 22, 2007, and secured by a mortgage on the property of the borrower. The loan was repaid on February 22, 2007.	-	518,062

vi) Loan advanced in the amount of $237,000 CAN, bears interest at 11% per annum (receivable at $1,975 CAN per month), with the principal due for repayment on May 27, 2007, and secured by a mortgage on the property of the borrower.	205,266	203,364

vii) Loan advanced in the amount of $179,060 CAN, bears interest at 11% per annum (receivable at $1,492 CAN per month), with the principal due for repayment on May 1, 2008, and secured by a mortgage on the property of the borrower.	155,084	153,647

viii) Loan advanced in the amount of $1,150,000 CAN, bears interest at 10.5% per annum (receivable at $10,063 CAN per month), with the principal due for repayment on October 13, 2007 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower.	996,016	986,786

ix) Loan advanced in the amount of $140,000 CAN, bears interest at 15% per annum (receivable at $1,750 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower.	121,254	-

x) Loan advanced in the amount of $200,000 CAN, bears interest at 15% per annum (receivable at $2,500 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower.	173,220	-
xi) Loan advanced in the amount of $1,125,000 CAN, bears interest at 12% per annum (receivable at $11,500 CAN per month), with the principal due for repayment on February 15, 2008 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower.	974,363	-

	$4,877,066	$4,092,852

4.

RELATED PARTY TRANSACTIONS

a)

During the three month period ended March 31, 2007, the Company incurred $39,000 (2006: $38,973) in management fees to a director of the Company.

b)

During the three month period ended March 31, 2007, the Company incurred rent expense of $ 7,200 (2006: $ Nil) to a private company owned by the wife of the Company’s president.

5.

PROPERTY HELD FOR DEVELOPMENT

a)

On May 4, 2005, the Company, through its wholly owned subsidiary 0723074 B.C. Ltd., purchased a single dwelling house for the purpose of rental income located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The purchase price was $242,411 and was paid in cash.

b)

On March 2, 2006, the Company, through its wholly owned subsidiary, 072304 B.C. Ltd., completed the sale of residential real estate located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The sale price of the property was $388,608 cash. The sale price was negotiated between the Company and the buyers, Michael and Agnes Piotrowski. Mr. Piotrowski is employed by the Company.

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

c)

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

6.

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

7.

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

8.

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

Ableauctions.com Inc. is acting as a trustee for certain employees’ investment accounts. The Company is responsible for any losses, but share on an equal basis any gains. The principal amount of the fund at March 31, 2007 is $114,671.

9.

BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,785,714 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favor of the Bank. As of March 31, 2007, the amount of the loan was $1,702,529.

10.

STOCK BASED COMPENSATION

During the 2007 period, the Company issued options to consultants to acquire 250,000 common shares of the Company at an exercise price of $0.30 per share, exercisable for a period of 2 years.  The estimated fair value of these options, totalling $10,000 is recognized in the statement of operations.

11.

SUBSEQUENT EVENTS

a)

On April 9, 2007, the President and director of the Company entered into a Securities Purchase Agreement with the Company pursuant to which he purchased units consisting of one share of common stock and a warrant to purchase three shares of common stock, at a price of $0.20 per unit.  The President purchased a total of 2,941,175 units, representing 2,941,175 shares of common stock and warrants to purchase additional 8,823,525 shares, for a total purchase price of $588,235.  The warrants have an exercise price of $0.20, a term of 10 years and will expire, if not exercised, on April 9, 2017.

b)

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

As of March 31, 2007, the Company’s equity in the project, including land value of $1,371,580 was approximately $1.5 million.  In developing this property, the Company expects to inject an additional $2 million into the project within the next 90 days.  The estimated date of the confirmation of a credit facility from the Royal Bank of Canada is May 20, 2007.  The estimated date for issuance of the building permit from the City of Surrey is August 15, 2007.  The estimated date of commencement of construction will be August 15, 2007 and the date of completion approximately March 15, 2009.

If the Development is suspended for any reason, including but not limited to the Company’s inability to obtain financing or permits, the Company will not be able to recover all of its expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

12.

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

The Other segment encompasses all other activities of the Company and the expenses incurred by Ableauctions.com Inc.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

Following is the segmented information for the three month period ended March 31, 2007:

	Real Property & Property Development	Investment	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	962,195	-	962,195
Canada	30,664	-	11,026	-	41,690
Other	-	-	11,026	-	11,026
Total Revenue From External Customer	30,664	-	984,247	-	1,014,911
Investment income	-	113,343	-	-	113,343
Interest expense	15,051	-	-	-	5,051
Depreciation and amortization	9,113	-	30,269	-	39,382
Segment profit	(29,149)	152,237	12,727	(115,817)	19,998
Segment assets	3,951,584	7,308,223	3,514,779	68,780	14,843,368
Expenditures on long-lived assets	139,100	-	2,782	-	141,882
Investment in joint venture	1,254,658	-	-	-	1,254,658

13.

OPERATING EXPENSES

	THREE MONTHS ENDED MARCH 31
	2007	2006
Operating Expenses
Accounting and legal	$4,805	$70,907
Advertising and promotion	13,444	20,318
Automobile	596	1,246
Bad Debt	1,920	(21,654)
Commission	101,921	316,751
Interest	15,051	17,674
Insurance	11,631	4,175
Investor relations and shareholder information	17,531	-
Management fees	39,000	38,973
Office and administration	25,664	27,375
Rent and utilities	17,892	7,796
Repairs and maintenance	13,133	1,033
Salaries and benefits	231,213	154,457
Telephone	10,438	11,117
Travel	5,673	23,844
Website maintenance	24,602	15,057

Total Operating Expenses	$534,514	$689,069

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of January 2008.

ABLEAUCTIONS.COM, INC.

By:	/s/ Abdul Ladha
Abdul Ladha
Chief Executive Officer and Chief Financial Officer