Form 10QSB/A
period 2007-06-30
ABLEAUCTIONS COM INC
filed 2008-01-29
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

AMENDMENT NO. 1

TO

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

EXPLANATORY NOTE

On August 14, 2007 Ableauctions.com, Inc. filed its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (the “Original Filing”).  On September 13, 2007, we received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of our response to the comment letter, we are filing Amendment No. 1 (the “Amendment”) to the Original Filing.  The Amendment does the following:

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

Part I, Item 1 – Financial Statements

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	JUNE 30 DECEMBER 31
	2007	2006
ASSETS
Current
Cash and cash equivalents	$324,736	$1,004,558
Accounts receivable – trade, net of allowance	1,758,636	1,436,764
Loans receivable (Note 3)	4,205,988	4,092,852
Inventory	832,647	860,643
Prepaid expenses	146,685	47,849
Notes receivable	-	1,931
	7,268,692	7,444,597

Other receivable	165,661	99,961
Deposits (Note 5b)	462,386	-
Intangible Assets (Note 6)	417,200	430,534
Property and Equipment	3,039,529	2,857,322
Property Held for Development (Note 5)	3,288,393	1,455,031
Investment in Joint Venture (Note 7)	1,361,613	1,237,269

	$16,003,474	$13,524,714

LIABILITIES
Current
Accounts payable and accrued liabilities	$46,673	$85,788
Deferred revenue	19,706	-
Bank loan (Note 9)	1,257,744	548,694
	1,324,123	634,482

SHAREHOLDERS’ EQUITY

Capital Stock (Note 10)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
65,348,009 common shares at June 30, 2007
62,406,834 common shares at December 31, 2006	65,348	62,406
Additional paid-in capital	37,865,636	37,319,119

Deficit	(24,478,026)	(24,687,597)
Accumulated Other Comprehensive Income	1,226,393	196,304
	14,679,351	12,890,232
Contingent Liabilities (Note 8)
	$16,003,474	$13,524,714

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2007	2006	2007	2006

Revenues
Sales	$1,833,973	$1,802,774	$2,848,884	$3,841,926

Cost Of Revenues	963,737	1,159,441	1,503,828	2,489,207
Gross Profit	870,236	643,333	1,345,056	1,352,719

Expenses
Operating expenses (Note 13)	777,354	721,966	1,311,868	1,411,035
Depreciation and amortization	31,909	46,279	71,291	91,872
	809,263	768,245	1,383,159	1,502,907
Income (Loss) Before Other Items	60,973	(124,912)	(38,103)	(150,188)

Other Items
Investment income	126,621	164,257	239,964	303,712
Foreign exchange gain	-	425	-	425
Share of net income of joint venture (Note 7)	1,979	-	7,710	-
Gain on sale of property held for development	-	-	-	26,131
	128,600	164,682	247,674	330,268

Income (Loss) From Continuing Operations	189,573	39,770	209,571	180,080

Income (Loss) For The Period	$189,573	$39,770	$209,571	$180,080

Basic And Diluted Income (Loss) Per Share
Income (Loss) from continuing operations	$0.003	$0.001	$0.003	$0.003
Income (Loss) for the period	$0.003	$0.001	$0.003	$0.003

Weighted Average Number Of Shares Outstanding	64,927,841	62,406,834	63,674,302	62,406,834

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2007	2006	2007	2006
Income for the Period	$189,573	$39,770	$209,571	$180,080

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	924,231	393,841	1,030,089	334,908

Consolidated Comprehensive Income	$1,113,804	$433,611	$1,239,660	$514,988

Basic and Diluted Comprehensive Income per Share	$0.017	$0.007	$0.019	$0.008

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 MONTHS ENDED JUNE 30
	2007	2006

Cash Flows From Operating Activities
Income (Loss) for the period from continuing operations	$209,571	$180,080
Non-cash items included in net Income (loss):
Depreciation and amortization	71,291	91,872
Stock based compensation (Note 9)	21,224	-
Joint Venture Income	(7,710)	-
Gain on sale of property held for development	-	(26,131)
	294,376	245,821
Changes in operating working capital items:
Decrease (Increase) in accounts receivable	(321,872)	(83,321)
Decrease (Increase) in inventory	27,996	306,387
Decrease (Increase) in prepaid expenses	(98,836)	184,366
Decrease in marketable securities	-	1,598,729
Increase (Decrease) in accounts payable and accrued liabilities	(39,115)	33,540
Increase (Decrease) in deferred revenue	19,706	14,876
Net cash used in (from) operating activities	(117,745)	2,300,398

Cash Flows From Investing Activities
Purchase of property and equipment, net	(240,164)	(125,442)
Purchase of property held for development	(1,833,362)	(76,724)
Proceeds from sale of property held for development	-	322,134
Increase in deposits	-	(179,179)
Loan advances	(1,268,838)	(1,658,641)
Loan repayment	1,155,702	-
Investment in intangible assets	-	(57,069)
Investment in joint venture	(116,634)	-
Other receivables	(65,700)	-
Deposits	(462,386)	-
Note receivable	1,931	3,152
Net cash from (used in) Investing Activities	(2,829,451)	(1,771,769)

Cash Flows From Financing Activities
Proceed from Bank Loan	1,257,744	-
Repayment of Bank Loan	(548,694)	(1,395,349)
Proceeds from issuance of capital stock, net	528,235	-
Net cash from (used in) financing activities	1,237,285	(1,395,349)

Change In Cash And Cash Equivalents For The Period	(1,709,911)	(866,720)
Cash And Cash Equivalents, Beginning Of Period	1,004,558	955,554
Effect Of Exchange Rates On Cash	1,030,089	334,908

Cash And Cash Equivalents, End Of Period	$324,736	$423,742

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

b)

A statement of comprehensive income

In addition, the Company previously presented the proceeds from sale of marketable securities as investment activities in the statement of cash flows, when they should be reflected as operating activities.  The following presents the effect on the Company’s previously issued financial statements for the six month period ended June 30, 2006.  There is no effect on the financial statements for the six month period ended June 30, 2007.

Statement of cash flows for the six month period ended June 30, 2006:

	Previously	Increase
	Reported	(Decrease)	Amended
Cash flow from operating activities	$701,669	$1,598,729	$2,300,398
Cash flow from investing activities	(173,040)	(1,598,729)	(1,771,769)

3.

LOANS RECEIVABLE

	June 30, 2007	December 31, 2006
i) Loan advanced on October 15, 2005 in the amount of $115,000 CAN, bears interest at 10% per annum (receivable at $1,045 CAN per month), with the principal due for repayment on October 15, 2006, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on October 14, 2007.	107,940	98,679

ii) Loan advanced on October 17, 2005 in the amount of $2,200,000 CAN, bears interest at 9.75% per annum (receivable at $17,875 CAN per month), with the principal due for repayment on October 17, 2006, and secured by a mortgage on the property of the borrower and personal guarantees. The loan was not repaid on the due date and the Company applied for an Order Nisi which was granted on July 9, 2007. The loan was subsequently repaid on August 8, 2007.	2,064,952	1,887,763

iii) Loan advanced in the amount of $230,000 CAN, bears interest at 10% per annum (receivable at $1,917 CAN per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on Jan 1, 2008. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	215,880	197,357

iv) Loan advanced in the amount of $55,000 CAN, bears interest at 10% per annum (receivable at $458 CAN per month), with the principal due for repayment on February 9, 2008, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower.	51,624	47,194

v) Loan advanced in the amount of $603,750 CAN, bears interest at 11% per annum (receivable at $5,534 CAN per month), with the principal due for repayment on April 22, 2007, and secured by a mortgage on the property of the borrower. The loan was repaid on February 22, 2007.	-	518,062

vi) Loan advanced in the amount of $237,000 CAN, bears interest at 11% per annum (receivable at $1,975 CAN per month), with the principal due for repayment on May 27, 2007, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on Aug 30, 2007.	222,451	203,364

vii) Loan advanced in the amount of $179,060 CAN, bears interest at 11% per annum (receivable at $1,492 CAN per month), with the principal due for repayment on May 1, 2008, and secured by a mortgage on the property of the borrower.	168,068	153,647

viii) Loan advanced in the amount of $1,150,000 CAN, bears interest at 10.5% per annum (receivable at $10,063 CAN per month), with the principal due for repayment on October 13, 2007 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower. The loan was repaid on May 9, 2007.	-	986,786

ix) Loan advanced in the amount of $140,000 CAN, bears interest at 15% per annum (receivable at $1,750 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower.	131,405	-

x) Loan advanced in the amount of $200,000 CAN, bears interest at 15% per annum (receivable at $2,500 CAN per month), with the principal due for repayment on February 28, 2008, and secured by a mortgage on the property of the borrower. The loan was subsequently repaid on July 12, 2007.	187,722	-
xi) Loan advanced in the amount of $1,125,000 CAN, bears interest at 12% per annum (receivable at $11,500 CAN per month), with the principal due for repayment on February 15, 2008 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower.	1,055,946	-

	$4,205,988	$4,092,852

4.

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

Ableauctions.com Inc. is acting as a trustee for certain employees’ investment accounts. The Company is responsible for any losses, but shares on an equal basis any gains. The principal amount of the fund at June 30, 2007 is $94,774.

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

10.

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

11.

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

The Other segment encompasses all other activities of the Company and the expenses incurred by Ableauctions.com Inc.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

Following is the segmented information for the six month period ended June 30, 2007:

	Real Property & Property Development	Investment	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	2,742,347	-	2,742,347
Canada	59,065	-	23,736	-	82,801
Other	-	-	23,736	-	23,736
Total Revenue From External Customer	59,065	-	2,789,819	-	2,848,884
Investment income	-	239,964	-	-	239,964
Interest expense	35,321	-	-	-	35,321
Depreciation and amortization	18,816	-	52,475	-	71,291
Segment profit	(71,089)	304,585	134,646	(158,571)	209,571
Segment assets	6,177,165	6,070,557	3,712,034	43,718	16,003,474
Expenditures on long-lived assets	2,063,581	-	9,945	-	2,073,526
Investment in joint venture	1,361,613	-	-	-	1,361,613

13.  OPERATING EXPENSES

3 MONTHS ENDED JUNE 30			6 MONTHS ENDED JUNE 30
	2007	2006	2007	2006

Operating Expenses
Accounting and legal	$51,465	$62,070	$56,270	$132,977
Advertising and promotion	15,360	32,357	28,804	52,675
Automobile	4,081	2,904	4,677	4,150
Bad debts	30,583	-	32,503	(21,654)
Commission	218,411	239,574	320,332	556,325
Interest expense	20,270	-	35,321	17,674
Insurance	6,973	6,103	18,604	10,278
Investor relations and shareholder information	28,769	9,752	46,300	9,752
Management fees	39,000	39,027	78,000	78,000
Office and administration	22,101	25,755	47,765	53,130
Rent, utilities, and property tax	31,103	21,570	48,995	29,366
Repairs and maintenance	13,108	8,190	26,241	9,223
Salaries and benefits	245,816	211,448	477,029	365,905
Telephone	10,236	20,513	20,674	31,630
Travel	17,776	24,899	23,449	48,743
Website Maintenance	22,302	17,804	46,904	32,861
Total operating expenses	777,354	721,966	1,311,868	1,411,035

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of January 2008.

ABLEAUCTIONS.COM, INC.

By:	/s/ Abdul Ladha
Abdul Ladha
Chief Executive Officer and Chief Financial Officer