Form 10-K
period 2007-12-31
ABLEAUCTIONS COM INC
filed 2008-03-31
CIK 1099290

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  000-28179

ABLEAUCTIONS.COM, INC.
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3404233 (I.R.S. Employer Identification No.)
1963 Lougheed Highway, Coquitlam, British Columbia, Canada (Address of principal executive offices)	V3K 3T8 (Zip Code)

Issuer’s telephone number  604-521-3369

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,519,028.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 25, 2008 the number of shares of the registrant’s classes of common stock outstanding was 60,449,202.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (elg., Part 1, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

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

PART I

Item 1.

Description of Business

Overview

We provide liquidation and merchandizing services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  We also provide mortgages and loans to individuals and companies, and develop real estate.  We classify our business interests into three reportable segments: the auction, liquidation and technology Business, which consists principally of liquidation and merchandizing services; mortgages and loans, which consists of mortgages, loans and other investments; and real property and property development, which consists principally of properties held for development.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this Annual Report.

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

Liquidation Services

During 2007, most of our business involving the liquidation of excess inventory was carried out by our wholly owned subsidiary, Unlimited Closeouts, Inc., which contacts major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sells the merchandise to major retail chains, other resellers or the public.

We earn commissions ranging from 10% to 25% on the inventory that we sell.  During the 2007 fiscal year, revenue from our liquidation business totaled approximately 72% of all the revenue we earned.

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

During the 2007 fiscal year, our iCollector operations grew by approximately 5%, facilitating 1373 auction sessions.  The fee charged to our auction house clients was approximately $1,500 per auction plus approximately 5% of the value of the merchandise sold online, which we shared equally between us and eBay.  We expect this sector of our business to continue growing.

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

NAALive

We have partnered with the National Auctioneers Association (“NAA”) to serve as its exclusive online auction contractor to broadcast business and industrial equipment auctions for its members on the website www.NAALive.com.  We promote these services to NAA’s estimated 7,000 members with technology that we have developed.  This platform is the only web cast technology for live online auctions endorsed by the National Auctioneers Association.

Founded in 1948, the NAA membership is comprised of approximately 7,000 auctioneers worldwide with members in every state in the United States.  NAA members represent every facet of the auction industry, including, but not limited to, real estate, automotive, fine art, livestock, equipment and manufacturing.

During the 2007 fiscal year, our NAALive operations grew by approximately 2% and facilitated 271 auction sessions.  The fee charged to our auction house clients was approximately $300 per auction plus approximately 2.0% of the value of the merchandise sold online.  We pay the NAA up to 20% of the fees we collect for joint marketing.  We expect this sector of our business to continue growing.

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

Investment, Real Property Development and Lending

Investment of our cash is managed by Ableauctions.com, Inc.  In an effort to expand our business we created Axion Investment Corporation, referred to in this discussion as “Axion”, to develop real estate and make short term loans.

The returns on our investments, real property development and lending help to support the development of our liquidation and auction businesses, including the development of new technologies for use by our on-line businesses.  We intend to review our real property development and loan operations to determine if these segments of our business are compatible with our on-line businesses.  If our review determines that the businesses are not compatible, we may take steps to divest these businesses.

As of December 31, 2007, our investments were broken down as follows:

Type of Investment	Amount

Loans	$1,009,846
Real Property	$2,736,657
Real Property held for Development	$4,124,221

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  We expect revenue of approximately $25.6 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $21.4 ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $2.36 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  We paid $341,446 ($366,749 CAD) to Macdonald Realty for its services to date. We have committed an additional $695,806 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totaling $388,212 (384,833 CAD) as commitment for the development.  The estimated date of commencement of construction is April 1, 2008 and the estimated completion date is November 30, 2009.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $16.56 million ($16.42 million CAD) from the Royal Bank of Canada for the development of this project.

Under the terms of the new credit facility, we are required to spend approximately $4.88 million ($4.84 million CAD) on the development.  As of December 31, 2007, we had spent approximately $4.12 million ($4.08 million CAD) including the cost of the land.  The credit facility is secured by guarantees from Axion and Ableauctions.com Inc., by a general security agreement covering all of the assets of Axion and by the property.  The advances will accrue interest at the prime rate announced by Royal Bank of Canada plus .75% per annum. A fee of $45,225 ($48,000 CAD) was paid to the Royal Bank of Canada for arrangement of this credit facility.  Of this amount, $35,378 ($38,000 CAD) was paid during the 2007 fiscal year with the remaining balance paid during the 2008 fiscal year.

The credit facility was granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance and fixed price contracts for at least 80% of the project’s hard construction costs.

As of the date of this Annual Report we have not made any draws against the credit facility.

Subsequent to December 31, 2007, we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project. In consideration of these services, we have agreed to pay Cantera a fixed fee of $557,855 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

Based on Cantera’s construction cost estimates, we expect the total cost to develop the property will be approximately $21.4 million ($21.2 million CAD), which includes the cost of land, professional fees, warranty and insurance costs, development fees, marketing costs, construction and financing costs.

If the development is suspended for any reason, including but not limited to our inability to obtain financing, permits or trades, we will not be able to recover all of our expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2007, Axion had outstanding approximately $1,009,846 in loans.

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

Real Estate Development

The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor.  We do not represent a significant competitive presence in the real estate development industry and we do not believe that we will ever have a competitive presence in that industry.  We have only two real estate development projects.

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

Employees

As of March 15, 2007 we had a total of 30 people employed, including 28 full time staff, 1 consultant and 1 part-time employee.  In addition to management, we employ sales people, administrative staff, and development and technical personnel.  From time to time, to further reduce expenses, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.

Item 1A.

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

Unlimited Closeouts, Inc., our inventory liquidation business, accounted for approximately 72% of our revenues during the 2007 fiscal year.  Ten customers accounted for approximately 70% of these revenues, with the largest customer accounting for approximately 50% of the revenues.  If we were to lose any one of these customers, it could have a material adverse effect on the business of Unlimited Closeouts, Inc. and on our results of operations.

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

Our success depends on the services of Abdul Ladha, Paul Piotrowski and Erick Richardson, the key employees of Ableauctions.com, Inc., iCollector.com Technologies Ltd. and Unlimited Closeouts Inc. respectively

Our future success will depend on Abdul Ladha, our Chief Executive Officer and President, Paul Piotrowski, manager of iCollector.com Technologies Ltd. and Erick Richardson, manager of Unlimited Closeouts Inc.  The loss of any one of these individuals could have an adverse effect on our operations.  We do not maintain insurance to cover the loss that may result from the death of any one of these individuals.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

The market for broadcasting auctions, providing auction technology, liquidating inventory over the Internet and point of sale services is rapidly evolving and intensely competitive and we expect competition to intensify further in the future.

We believe that the principal competitive factors in the online auction and liquidation markets are volume and selection of goods, population of buyers, customer service, reliability of delivery and payment by users, brand recognition, web site convenience and accessibility, price, quality of search tools, and system reliability.  Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, technical, and other resources than we have.

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

The law relating to the liability of providers of online services for activities of their users of the service is currently unsettled.  There can be no assurance that we will be able to prevent the unlawful exchange of goods on our service or that we will successfully avoid civil or criminal liability for unlawful activities carried out by users of our services.  The imposition of potential liability on us for unlawful activities of users of our services could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources and/or or to discontinue certain service offerings.  Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

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

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Currently, a significant number of Ableauctions’ users authorize us to bill their credit card accounts directly for all transaction fees charged by us.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by us to protect customer transaction data.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition.

During 2007, a significant portion of our income resulted from loans we made to third parties.  While we try to adequately secure the loans we make, we cannot guarantee you that these loans will always be recovered if a default were to occur.

In 2005 we expanded our business to include loaning funds to individuals and businesses in the Vancouver, British Columbia area.  During 2007, revenues from these loans totaled $397,977.  The loans we make are always secured, generally by real property.  We obtain appraisals or assessments of the property prior to making the loans.  However, in the event of an economic downturn, the value of the property could decline and the loan become unsecured.  If that were to happen, and a default in payment occurred, we may be unable to recover the funds that were loaned.  This could have a material, adverse affect on our revenues.

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

Even though we will obtain homeowner warranties for our building project from a registered insurer, we will still be liable for up to $2.52 million ($2.5 million CAD) in the event that significant warranty claims are made.  If we were required to pay this entire amount, it could have a material adverse effect on our cash flow and results of operations.

We are currently developing the property located at 9655 King George Highway for mixed commercial and residential use in British Columbia.  Under the Homeowner Protection Act in British Columbia (1999), we are required to provide warranties (commonly referred to as a 2-5-10 Home Warranty Certificate) for new home buyers through a registered insurer or warranty provider.  For our development located at 9655 King George Highway, we have paid approximately $150,000 to register for the home warranty program with Travelers Warranty.  In the event one or more purchasers of the condominium units makes a claim during the warranty period, the insurer can require us to repair any deficiencies at our expense or deny the claim.  The comprehensive 2-5-10 Home Warranty Certificate provides new home buyers with protection and coverage on new homes for the following:

- Year 1 – Any defect in materials and labor

- Year 2 – Defects in materials and labor supplied for:

▪

gas, electrical, plumbing, heating ventilation and air-conditioning delivery and distribution systems;

▪

exterior cladding, caulking, windows and doors that may lead to detachment or material damage to the new home;

▪

coverage for any defects in materials and labor rendering the new home unfit to live in; and

▪

subject to Subsection A.1.2., coverage for non-compliance or a violation of the building code

5 Year Building Envelope Warranty - coverage for the building envelope for up to five years for defects in the building envelope of a new home, including a defect which permits unintended water penetration such that it causes, or is likely to cause, material damage to the new home.

10 Year Structural Defects Warranty - coverage for structural defects for up to ten years for any defect in materials and labor that results in the failure of a load bearing part of the new home; and any defect which causes structural damage that materially and adversely affects the use of the new home for residential occupancy.

Our liability, once the development is complete and we sell the condominium units, is $100,878 ($100,000 CAD) per unit to a maximum of $2.52 million ($2.5 million CAD) for the entire project.  If there were major defects in the construction of the condominium units and we were required to pay the entire $2.52 million ($2.5 million CAD), our cash flows and results of operations could be materially adversely affected.

Despite the insurance that we carry for the development of our properties, we could still be liable for the activities of our general contractor or the sub-contractors hired by our general contractor.  If we were found to be liable for the acts or omissions of our general contractor or a subcontractor, our business, operations and financial condition could be materially adversely affected.

We carry course of construction insurance in the amount of $14.6 million ($14.5 million CAD) and a wrap-around liability policy in the amount of $5.04 million ($5 million CAD) for the construction of the project located at 9655 King George Highway, Surrey, British Columbia.  Despite our best efforts to cover any foreseeable losses related to our acts or omissions, we could be found liable for the acts or omissions of our general contractor or any of our sub-contractors.  For example, if a crane at the building site were to fall and injure or kill someone, we could be held liable for the damages sustained by the plaintiff on the theory that we were negligent in failing to adequately investigate the background of the general contractor.  If our insurance did not cover the loss and we were required to pay damages to the plaintiff,  our business, results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2007, our holdings included the following:

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$ 3,635,823	25%
Other Assets	$ 1,405,436	10%
Real Estate (head office)	$ 2,736,657	19%
Real Estate (development)	$ 4,124,221	29%
Real Estate (Joint Venture)	$ 1,507,403	10%
Loans	$ 1,009,846	7%
Total	$ 14,419,386	100%

All of our investments are subject to market risks and their values may increase or decrease daily depending on factors affecting their respective markets, which we cannot control.  Dividends and distributions are not guaranteed and may be terminated or reduced at any time.  Even if dividends or distributions are maintained, the gains made from the dividends or distributions may be lost by a decline in the price of the security.  Price changes may occur in the market as a whole, or they may occur in only a particular company, industry, or sector of the market.  Real estate values and mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes.  Since the majority of our investments are held in Canadian funds, currency fluctuations may affect the value of our portfolio significantly.  There can be no assurance that the securities and other assets in which we have invested will increase, or even maintain, their value.

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

Unexpected rate hikes in insurance premiums could adversely affect our business and results of operations.

Our business may be subject to significant insurance rate increases, which may make it difficult for us to obtain the appropriate risk coverage or liability insurance, creating administrative difficulties in keeping board members and increasing the cost of our operations.

Due to the risks involved with insuring Internet related businesses, it is possible that we could be denied insurance coverage or not be able to afford it.  Lack of insurance coverage could make it difficult to retain key employees and board members or to attract suitable employees, which could seriously impede our performance and profitability and our ability to conduct our business.

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

We may infringe on the proprietary rights of others, which could have a material adverse effect on our business, results of operations and financial condition.

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

1963 Lougheed Highway - On February 24, 2005 we purchased the building located at 1963 Lougheed Highway, Coquitlam, British Columbia, in which our corporate headquarters are located.  The property consists of 19,646 square feet of commercial space and 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  A portion of the property continues to be leased to two tenants.  We occupy approximately 11,000 square feet.  These premises are in good condition and suitable for our operations.  We believe that the property is adequately insured.  We have listed the property for sale for approximately $3,782,925 ($3,750,000 CAD) with the intention of leasing it back for a period of 5 years.

On October 11, 2006, we arranged for a credit facility in the amount of $1,785,714 ($2,000,000 CAD) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”) for our subsidiary, Axion Investment Corp.  The Credit Facility bears interest at the prime rate as announced by the Bank, plus 0.50% per year.  Payments of interest and principal in the amount of $13,855 ($14,914 CAD) are due each month.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, recorded against the property and by a guarantee and a postponement of claim signed by us in favor of the Bank.  (A postponement of claim prevents us from making any claim against the borrower until the Bank is paid in full.)  The Bank may exercise its rights and remedies under the mortgage upon default in the payment of the Credit Facility.  Subsequent to December 31, 2006, additional loan advances were made under the facility, with the same terms as above.

9655 King George Highway - On August 19, 2005, we completed the purchase of real property located at 9655 King George Highway, Surrey, British Columbia V3T 2V3 from Imara Venture Ltd.  The total purchase price was $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  We expect revenue of approximately $25.6 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $21.4 million ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and we have collected approximately $2.36 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  We paid $341,446 ($366,749 CAD) to Macdonald Realty for its services to date. We have committed an additional $695,806 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

We have received a building permit from the City of Surrey to develop the property and have advanced $388,212 (384,833 CAD) for refundable performance bonds for service and work.  The estimated date of commencement of construction is April 1, 2008 and the estimated completion date is November 30, 2009.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $16.56 million ($16.42 million CAD) from the Royal Bank of Canada for this development.

Under the terms of the new credit facility, we are required to spend approximately $4.88 million ($4.84 million CAD) on the development.  As of December 31, 2007, we had spent approximately $4.11 million ($4.08 million CAD) including the cost of our land.  The credit facility is secured by guarantees from Axion Investment Corporation and Ableauctions.com Inc., by a general security agreement covering all the assets of Axion Investment Corporation and by the property.  The advances will accrue interest at the prime rate announced by Royal Bank of Canada plus .75% per annum. A fee of $45,225 ($48,000 CAD) was paid to the Royal Bank of Canada for arrangement of this credit facility.  Of this amount, $35,378 ($38,000 CAD) was paid during the 2007 fiscal year and the balance was paid during the 2008 fiscal year.

The approval of the credit facility was conditioned upon a number of requirements, including obtaining an appraisal of the project, obtaining an environmental report, obtaining a soils report, receiving confirmation of permits and approvals, engaging of a project monitor, preparing a schedule of pre-sales contracts, obtaining insurance and obtaining fixed price contracts for at least 80% of the project hard construction costs.

Subsequent to December 31, 2007, we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project.

In consideration of these services, we have agreed to pay Cantera a fixed fee of $557,855 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

Based on Cantera’s construction cost estimates, we expect the total cost to develop the property will be approximately $21.4 million ($21.2 million CAD), which includes the cost of land, professional fees, warranty and insurance costs, development fees, marketing costs, construction and financing costs.

If the development is suspended for any reason, including but not limited to our inability to obtain financing, permits or trades, we will not be able to recover all of our expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

TOWNSHIP HOLDINGS Ltd. - 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia - On July 14, 2006 Axion Investment Corp. entered into a Joint Venture Agreement (“Agreement”) with two unrelated parties, Canitalia Industries Ltd. and 449991 B.C. Ltd., for the purpose of purchasing two vacant lots for development.  The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3 (the “Property”).  The Property was purchased on August 14, 2006 for a purchase price of $2.66 million ($2.99 million CAD).

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

Other Property

We lease 1,000 square feet of office space located at Suite 217, 323 East Matilija Street, Ojai, California.  The monthly payments are $1,713 and the lease term is five years.  The lease term began in April 2006.  The facility serves as the operating office for Unlimited Closeouts Inc.  The premises are in good condition and suitable for the operations of Unlimited Closeouts Inc.

In December 2006, we entered into a three year lease of approximately 2,851 square feet of storage space from Bullion Reef Holdings Ltd., a private company wholly-owned by the spouse of our President, Abdul Ladha.

The monthly rent on the property, located at 3112 Boundary Road, Coquitlam, British Columbia, was approximately $1,792 ($1,777 CAD) based on a triple-net lease.  In 2007 the building was sold and the inventory from the location was moved to storage trailers and a smaller warehouse located in Burnaby, British Columbia.  The approximate rent for the storage facility is $1,500 per month and the rental term is month-to-month.

In July 2007, we entered into an agreement with Petrocanada which permitted us to encroach onto Petrocanada’s property in order to facilitate excavation of our development located at 9655 King George Highway in Surrey, British Columbia and to lease a workshop and vacant land.  The property is used for storage and access to the construction site.  The duration of the agreement is for one year.  The monthly rent on the property is $2,521 ($2,500 CAD) plus an additional $201 ($200 CAD) for property taxes.

Item 3.

Legal Proceedings

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the American Stock Exchange since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for our common stock for each quarter during the period from January 1, 2006 through December 31, 2007, as published by the American Stock Exchange and is set forth below.

Quarterly Common Stock Price Ranges

Quarter Ended	2006
	High	Low
March 31	$0.46	$0.42
June 30	$0.34	$0.33
September 30	$0.27	$0.26
December 31	$0.20	$0.18

Quarter Ended	2007
	High	Low
March 31	$0.19	$0.18
June 30	$0.19	$0.17
September 30	$0.21	$0.20
December 31	$0.15	$0.13

There were 576 record holders of our common stock as of March 25, 2008.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

The following table illustrates, as of December 31, 2007, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	25,000,000	$0.40	325,000

Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	10,900,000	$0.40	1,813,631

Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	2,653,631	$0.40	0

Repurchase of Common Stock

During the fiscal year, we made the following purchases of our common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet Be Purchased Under the Plan or Program
August	963,162	$0.197	963,162	0
September	305,359	$0.202	305,359	0
October	793,099	$0.195	793,099	0
November	904,851	$0.176	904,851	0
December	619,905	$0.166	619,905	0
Total	3,585,376		3,585,376	0

(1) The plan was announced on July 23, 2007.

Item 6.

Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7.

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

We intend to continue to expand our business by increasing the number of auctions we hold on-line, and by finding lucrative liquidation opportunities.  We continually contact auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions we host.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who need to dispose of merchandise quickly.  However, our business may be adversely affected by any downturn in the general economy of the United States, from which we derived most of our revenues during the 2007 fiscal year.  The downturn in the economy of the United States has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues are 27% lower and in our live auction business, where revenues have been substantially unchanged.  There can be no assurance that we will be able to increase our revenues from our operations.

One segment of our business invests in and develops real property.  We are currently developing two projects.  We cannot guarantee that these projects will be successful or that the property, once developed, will increase, or even maintain, its value.  During the 2008 fiscal year, we intend to review this segment of our operations to determine whether continuing these operations is in our best interests and those of our shareholders.

Another segment of our business provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2007, we had outstanding approximately $1,009,846 in loans.

As discussed below, we have already seen a reduction in our revenues as a result of the downturn in the U.S. economy and, if the economy continues to decline, this loss of revenue may continue indefinitely.  The decline in the U.S. economy may adversely affect our future liquidity.

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

We currently have no commitments for capital expenditures.

Other than as described herein, we know of no trends, events or uncertainties that could impact our revenues or liquidity.

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

We account for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”("SFAS 52").  We use the current rate method as the functional currency is the Canadian dollar.  All assets and liabilities are translated at the current rates, while stockholder's equity accounts are translated at the appropriate historical rate or rates.  Revenues and expenses are translated at the weighted-average rate for the year.  Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

Marketable Securities and Loans

During the 2007 fiscal year, our investment in securities and loans generated approximately $397,977 in revenues.  Currently, we hold no securities, 7% of the value of our assets is held in the form of loans and 58% of the value of our assets is held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$ 3,635,823	25%
Other Assets	$ 1,405,436	10%
Real Estate (head office)	$ 2,736,657	19%
Real Estate (development)	$ 4,124,221	29%
Real Estate (Joint Venture)	$ 1,507,403	10%
Loans	$ 1,009,846	7%
Total	$ 14,419,386	100%

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

Contractual Obligations

We are committed under the following contractual obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years

Operating lease obligations	$ 112,305	$ 62,854	$ 44,312	$ 5,139	-

As noted above, we are committed to payments with respect to agreements to lease office premises.

Results of Operations

Year ended December 31, 2007 compared to the Year ended December 31, 2006, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2007, we had revenues of $4,938,918 as compared to $6,243,865 during the year ended December 31, 2006, a decrease of 21%.  The decrease in revenues is a result of a 27% decrease in revenues from our liquidation services. Our liquidation business accounted for $3,574,616 for the 2007 fiscal year (72% of total revenue), compared to revenue of $4,917,198 for the 2006 fiscal year (79% of total revenue).   Specifically, the decrease in revenue from our liquidation service is the result of a decrease in demand of liquidation inventory from top retailers.  In order to weather the loss of revenues during the US economic downturn, we have implemented strong cost controls in order to reduce recurring operating expenditures and we are expanding in other areas to supplement revenue.  One such expansion is establishing a drop-shipment facility and listing the Company’s inventory with Overstock.

During the 2007 fiscal year, the revenue from our iCollector and NAALive auction was substantially unchanged from the previous year.

Our liquidation services accounted for 72% of total revenue for 2007.  We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the United States, and that the current economic down-turn in the United States could continue to have a dampening effect on our revenues in those two areas of our business.

During the year ended December 31, 2007, we had investment income of $397,977 compared to $541,006 for the year ended December 31, 2006.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.  As of December 31, 2007, our holdings in real estate totalled $8,368,281.

Operating Expenses.  Operating expenses totalled $2,994,064, or 61% of net revenues, for the year ended December 31, 2007 as compared to $2,816,617, or 45% of net revenues, for the year ended December 31, 2006.  Operating expenses remained substantially unchanged.  As a percentage of revenues, operating expenses increased significantly due to the decrease in revenue we experienced in 2007.  Management has implemented cost controls in order to reduce recurring operating expenditures and is expanding in other areas to supplement revenue.

Gross Profit and Cost of Revenues.  Cost of sales was $2,980,221 or 60% of our revenues for the year ended December 31, 2007, compared to $3,868,399, or 62% of our revenues during the same period in 2006.  Cost of sales for 2007 decreased as a result of lower revenues and also included a write-down of inventory in the amount of $163,415.

Gross profit was $1,958,697 or 40% of total revenue for the year ended December 31, 2007, compared to gross profit of $2,375,466 or 38% of total revenue for the year ended December 31, 2006.  The marginal increase in gross profit as a percentage of revenue is a result of improving the pricing and product offerings of our liquidation operations.  The increase also reflects the performance of our higher-profit auction broadcasting services group, the growth of which remained substantially unchanged while the revenues of the liquidation services groups dropped by 27%.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions. We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams

Net Loss.  We realized a net loss of $693,258 or $(0.011) per share for the year ended December 31, 2007 as compared to a net income of $167,233 or $0.003 per share for the year ended December 31, 2006.  The loss for the year ended December 31, 2007 is attributed to the following:

-

a write-down of inventory in the amount of $163,415,

-

depreciation in the amount of $194,737, and

-

a write-down of $225,111 to accounts receivable primarily due to the bankruptcy of an auction house located in the US.

Liquidity and Capital Resources

Set forth below are our estimated cash operating and capital budgets for operations, technology purchases, research and development and implementing our expansion strategy for the remainder of the fiscal year ending December 31, 2008:

Marketing	$ 150,000
Ongoing research and development	200,000
Expansion of inventories	300,000
Servers and operating systems	150,000
Working Capital	500,000
Investor Relations	350,000
Property Development	9,000,000
Required Capital:	$10,650,00

As of December 31, 2007, we had working capital of $4,238,590

We cannot assure you that our actual expenditures for the 2008 fiscal year will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, unexpected costs related to our business, additional property development costs, acquisition and/or expansion costs, reliability of the assumptions of management in estimating costs and certain economic factors.

In the event we determine that we may be unable to meet our on-going capital commitments, we may take some or all of the following actions:

•

postpone expenditures on research and development;

•

reduce sales and marketing expenditures;

•

reduce general and administrative expenses through lay offs or consolidation of our operations;

•

suspend property development and liquidate holdings;

•

suspend or sell operations that are not economically profitable; or

•

sell assets, including licenses to our technologies.

Since 1999, we have funded our activities principally from any cash flow generated from our operations and our investments, a loan from our Chief Executive Officer, the private placement of our securities and the exercise of stock options.

In 2006, we had working capital of $6,810,115.  In 2007, our working capital decreased to $4,238,590.  We had cash and cash equivalents of $1,594,657, accounts receivables of $888,199, employee receivable of $298,464, loans receivable of $1,009,846, inventory of $817,448, and prepaid expenses of $37,055 minus current liabilities of $407,079 at December 31, 2007.  We anticipate that trade accounts receivables and inventory may increase during the 2008 fiscal year as we increase the number and frequency of our auctions, and as we expand our other business operations.

Cash flow from operating activities was $238,727 during the year ended December 31, 2007 as compared to $4,211,730 during the year ended December 31, 2006.  The change in operating cash flow between 2006 and 2007 was primarily due to the sale of our marketable securities in 2006. Our cash resources may decrease further if we complete an acquisition during 2008, or if we are unable to maintain positive cash flow from our business through 2008.

Cash flow from investing activities during the fiscal year ended December 31, 2007, was $940,575.  We used proceeds from the repayment of loans to increase our investment in property held for development.  Cash flow from financing activities was $(690,021).  During the 2007 fiscal year, we consummated a private offering on April 9, 2007 with Mr. Abdul Ladha, an executive officer and a director.  Mr. Ladha purchased 2,941,175 units having a value of $0.20 per unit.  Each unit consisted of one share of common stock and a warrant to purchase three shares of common stock.  The warrants have a term of 10 years and an exercise price of $0.20 per share.  The negative cash flow from financing activities resulted from the repayment of a bank loan and the repurchase of shares of our common stock.  Please see Item 5 of this Annual Report for a description of the repurchase of our common stock.

As of December 31, 2007, our holdings included the following:

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$ 3,635,823	25%
Other Assets	$ 1,405,436	10%
Real Estate (head office)	$ 2,736,657	19%
Real Estate (development)	$ 4,124,221	29%
Real Estate (Joint Venture)	$ 1,507,403	10%
Loans	$ 1,009,846	7%
Total	$ 14,419,386	100%

As noted above, during the fiscal year ended December 31, 2007, we received income of $397,977 from investments in securities and loans.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8.

Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes, and data are incorporated herein by reference.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.

Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe that:

(i)

our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)

our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on management’s assessment, management has concluded that, for the reasons set forth below, as of December 31, 2007 our internal control over financial reporting was effective with some weaknesses in the areas of segregation of duties and monitoring of control procedures at the subsidiary level.

Our business is a small and efficient operation with only 6 management employees.  As a result, we do not have excess management to adequately segregation each and every duty in certain areas.  This is also true of our subsidiaries, many of which have only a limited number of employees.

We intend to hire a number of employees necessary to remediate this weakness.  Until we are able to hire the additional employees to remediate this weakness, management has determined to report more frequently to our audit committee and to have members of our audit committee review our control procedures on a regular basis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

Not applicable.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

Officers and Director

Abdul Ladha, Age 46

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

Barrett E.G. Sleeman, P.Eng., Age 67

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

Dr. David Vogt, Age 51

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

Michael Boyling, Age 51

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

Paul Piotrowski, Age 31

Paul Piotrowski is the manager of iCollector.com Technologies Ltd.  Mr. Piotrowski has been involved in the development of the company’s technology since he began working for Ableauctions.com Inc. in June 1999.  Before joining the company his past employment experience was in the field of computer hardware and software design, customer service and support as well as management and team leadership.  From 2001 to September 2003, Mr. Piotrowski was also the president and co-owner of Rapidfusion Technologies Inc., a privately owned technology development company, which was purchased by Ableauctions.com Inc. in September 2003.  Following the sale of Rapidfusion Technologies Inc. to the company, Mr. Piotrowski focused his full time efforts on continuing to develop and improve the company’s online auction live bidding technology and continues to do that in the current capacity of Chief Technology Officer with the company.

Erick Richardson, Age 63

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

The Board of Directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The audit committee members include Mr. Barrett Sleeman and Dr. David Vogt.

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

Item 11.

Executive Compensation

The table below shows, for the last two fiscal years, compensation paid or accrued to the Company’s chief executive officer and the four most highly paid executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year(1)	Salary ($)	Bonus or Commissions ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Abdul Ladha President and CEO	2007	156,000	0	0	0	0	0	0	156,000
Erick Richardson, Vice President and director,, Unlimited Closeouts	2007	0	80,488	0	0	0	0	0	80,4888
Steve Gold, former Senior Account Manager of Unlimited Closeouts, Inc.	2007	0	191,969	0	0	0	0	0	191,969
Abdul Ladha President and CEO	2006	156,000	0	0	0	0	0	6,000	162,000
Erick Richardson, Vice President and director, Unlimited Closeouts	2006	0	207,500	0	36,000(3)	0	0	0	243,500
Paul Piotrowski, Manager of iCollector.com Technologies Ltd.	2006	0	128,344	0	20,000(3)	0	0	0	148,344
Steve Gold, former Senior Account Manager of Unlimited Closeouts, Inc.	2006	0	296,430	0	-	0	0	0	296,430

(1)

Year ended December 31.

(2)

Car allowance.

(3)

The value of the option award was calculated using the Black-Scholes Option Pricing Model.

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

Bonuses are used to reward performance, either by the individual or by the company.  Bonuses are discretionary.  No bonuses were granted to our executive officers during the 2007 fiscal year.  During the 2007 fiscal year, commissions that were awarded to Mr. Richardson, Mr. Piotrowski and Mr. Gold were based on revenue targets.

During 2006 we granted options to Mr. Richardson and Mr. Piotrowski as an incentive.  The number of shares covered by the awards was negotiated along with other components of their compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards granted to our highest paid executive officers as of December 31, 2007.  Equity awards granted to Mr. Ladha were granted in connection with his service as a director.

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

We did not compensate our directors during the 2007 fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 25, 2008 regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership of Securities	Percent of Class(2)

Abdul Ladha, Director and Executive Officer	14,152,175(3)(4)	20.01%
Barrett Sleeman, Director	457,200 (4)	0.75%
Dr. David Vogt, Director	457,200(4)	0.75%
Michael Boyling	457,200(4)	0.75%

All current directors and executive officers as a group (4 persons)	15,523,775	22.26%

(1) The address of each of the following individuals is, c/o Ableauctions.com, Inc., 1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8.

(2) Based on an aggregate of 60,449,202 shares outstanding as of March 18, 2008.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock.

(3) Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust.  Hamilton Trust Company Limited is the trustee of the Ladha (1999) Family Trust.  Mr. Ladha disclaims beneficial ownership of the 3,006,875 shares held by the Ladha (1999) Family Trust.

(4) Consists of stock, warrants and options exercisable to acquire shares of common stock.

To our knowledge, none of the Company’s directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 13.

Certain Relationships and Related Transactions and Director Independence

On January 1, 2007 we entered into a three year lease of approximately 2,851 square feet of storage space from Bullion Reef Holdings Ltd., a private company wholly-owned by the spouse of our President, Abdul Ladha.  The monthly rent on the property, located at 3112 Boundary Road, Coquitlam, British Columbia, was approximately $1,777 based on a triple-net lease. In 2007 the building was sold and the lease was terminated with no penalty.

We market the condominium units being developed by our subsidiary, Axion, using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, an officer and director.  Mr. Ladha has received no compensation for the use of this mark.

On April 9, 2007 Abdul Ladha entered into a Securities Purchase Agreement with us pursuant to which he purchased units consisting of one share of our common stock, $0.001 par value, and a warrant to purchase three shares of our common stock.  The purchase price was $0.20 per unit, the last sale price of our common stock on Thursday, April 5, 2007, the last trading day prior to the purchase.  Mr. Ladha purchased a total of 2,941,175 units, representing 2,941,175 shares of common stock and warrants to purchase an additional 8,823,525 shares.  The total purchase price for the investment was $588,000.  The warrants have an exercise price of $0.20, a term of 10 years and will expire, if not exercised, on April 9, 2017.

From October 2007 through December 2007, we rented approximately 1,681 square feet of residential property adjacent to our Surrey development site from Surrey Central City Holdings Ltd., a private company wholly-owned by Abdul Ladha.  The rent for the three month period was $5,043 ($5,000 CAD), or approximately $1,680 ($1,666 CAD) per month.  We believe that we received fair value for the rent and that if we had paid an independent party, we would have paid approximately the same amount per month, based on market rents at the time.

Director Independence

Messrs. Barrett Sleeman and Michael Boyling and Dr. David Vogt are independent, as that term is defined in Section 121 of the Rules of the American Stock Exchange.  All of these directors are members of our audit committee.  We do not have a compensation committee or a nominating committee.

Item 14 - Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2007: $67,255; Fiscal Year Ended December 31, 2006: $45,525.

All Other Accountant Fees

The aggregate fees billed for the fiscal years ended December 31, 2007 and December 31, 2006 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2007: $49,755; Fiscal Year Ended December 31, 2006: $24,500.

ITEM 15.

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

10.5	Joint Venture Agreement dated July 28, 2006 between Stanford Development Corporation, Canitalia Industries Ltd. and 44991 B.C. Ltd.(10)
10.6	Employment Agreement dated April 1, 2002 between Abdul Ladha and the registrant* **
10.7	Securities Purchase Agreement dated April 9, 2007 between Abdul Ladha and the registrant(12) **
10.8	Warrant Agreement dated April 9, 2007 between Abdul Ladha and the registrant(12) **
10.9	Letter Agreement between Axion Investment Corp. and Royal Bank of Canada(13)
14	Code of Ethics(11)
21	Subsidiaries of Ableauctions.com, Inc*.
23.1	Consent of STS PARTNERS LLP*
23.2	Consent of Telford Sadovnick PLLC*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer*

* Filed herewith.

** Denotes an agreement with management.

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

(12) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on April 11, 2007.

(13) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on July 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2008	/s/ Abdul Ladha
Abdul Ladha, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008
/s/ Abdul Ladha Abdul Ladha	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2008
/s/ Barrett Sleeman Barrett Sleeman	Director	March 27, 2008
/s/ Dr. David Vogt Dr. David Vogt	Director	March 27, 2007
/s/ Michael Boyling Michael Boyling	Director	March 27, 2008

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ableauctions.com Inc.:

We have audited the accompanying consolidated balance sheet of Ableauctions.com, Inc. as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ableauctions.com, Inc. as at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ STS PARTNERS LLP

CHARTERED ACCOUNTANTS

Vancouver BC

March 24, 2008

2

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

  /s/  TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

March 26, 2007

3

ABLEAUCTIONS.COM, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

	DECEMBER 31

	2007	2006
ASSETS
Current
Cash and cash equivalents	$1,594,657	$1,004,558
Accounts receivable – trade, net of allowance	888,199	1,406,250
Employee receivable	298,464	30,514
Mortgages and loans receivable	1,009,846	4,092,852
Inventory	817,448	860,643
Prepaid expenses	37,055	47,849
Notes receivable	-	1,931
	4,645,669	7,444,597

Other receivable	215,067	99,961
Deposits	388,212	-
Intangible Asset	355,759	430,534
Property and Equipment	3,183,055	2,857,322
Property Held for Development	4,124,221	1,455,031
Investment in Joint Venture	1,507,403	1,237,269

	$14,419,386	$13,524,714
LIABILITIES
Current
Accounts payable and accrued liabilities	$398,629	$85,788
Deferred revenue	8,450	-
Bank loan	-	548,694
	407,079	634,482
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
65,348,009 common shares at December 31, 2007
62,406,834 common shares at December 31, 2006	65,348	62,406
Additional paid-in capital	37,881,636	37,319,119
Deficit	(25,380,855)	(24,687,597)
Accumulated Other Comprehensive Income	2,115,740	196,304
Treasury Stock, at cost (2007: 3,585,376 shares)	(669,562)	-
	14,012,307	12,890,232
Contingent Liabilities
Commitments	$14,419,386	$13,524,714

Approved By The Directors:

“Abdul Ladha”

“Barrett Sleeman”

The accompanying notes are an integral part of these consolidated financial statements

4

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

DECEMBER 31, 2007

	YEAR ENDED DECEMBER 31

	2007	2006

Net Revenues
Sales & Commissions	$4,938,918	$6,243,865
Cost of Revenues	2,980,221	3,868,399
Gross Profit	1,958,697	2,375,466

Investment Income	397,977	541,006

	2,356,674	2,916,472
Operating Expenses
Accounting and legal	124,973	151,174
Advertising and promotion	60,990	109,491
Automobile and travel	77,056	99,103
Bad debts	225,111	12,664
Commission	423,564	863,736
Depreciation and amortization of fixed assets	194,737	180,504
Insurance	37,615	32,326
Interest	52,012	33,786
Investor relations and shareholder information	111,906	28,690
Management fees, salaries and benefits	1,243,207	992,017
Office and administration	112,821	107,968
Rent, utilities and maintenance	170,070	84,711
Telephone and internet	160,002	120,447
	2,994,064	2,816,617
(Loss) from Operations	(637,390)	99,855

Other Items
Foreign exchange gain (Loss)	(67,221)	42,660
Share of net income of joint venture	11,353	-
Loss on sale of Asset	-	(1,413)
Gain on sale of property held for development	-	26,131
	(55,868)	67,378

(Loss) for the Year	$(693,258)	$167,233

Basic (loss) Earnings per Share	$(0.011)	$0.003
Diluted (loss) Earnings per Share	$(0.011)	$0.003

Weighted Average Number of Shares Outstanding:
Basic	63,775,539	62,406,834
Diluted	63,775,539	62,406,834

The accompanying notes are an integral part of these consolidated financial statements.

5

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

DECEMBER 31, 2007

	YEAR ENDED DECEMBER 31

	2007	2006

(Loss) Income for the Year	$(693,258)	$167,233

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	1,919,436	(154,180)

Consolidated Comprehensive Income	$1,226,178	$13,053

Basic and Diluted Comprehensive Earnings per Share	$0.019	$0.000

The accompanying notes are an integral part of these consolidated financial statements.

6

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

DECEMBER 31, 2007

	YEAR ENDED DECEMBER 31

	2007	2006
Cash Flows from Operating Activities
(Loss) Income for the year from continuing operations	$(693,258)	$167,233
Non-cash items included in net loss:
Depreciation and amortization	194,737	180,504
Stock-based compensation	37,224	51,848
Loss on sale of asset	-	1,413
Joint Venture Income	(11,353)
Gain on sale of property held for development	-	(26,131)
	(472,650)	374,867
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	599,478	143,317
(Increase) Decrease in inventory	126,418	406,134
(Increase)Decrease in prepaid expenses	13,256	220,509
Decrease in marketable securities	-	3,091,017
(Increase) Decrease in employee receivable	(256,902)	(30,514)
Increase (Decrease) in accounts payable and accrued liabilities	221,939	6,400
Increase (Decrease) in deferred revenue	7,188	-
	238,727	4,211,730
Cash Flows from Investing Activities
Purchase of property and equipment, net	(34,267)	(28,882)
Purchase of property held for development	(1,816,545)	(92,133)
Proceeds from sale of property held for development	-	322,134
Loan advances	(186,464)	(3,017,522)
Loan repayments	3,420,332	1,080,139
Investment in intangible assets	-	(127,634)
Investment in joint venture	-	(1,237,269)
Other receivables	(82,977)	(99,961)
Deposits	(361,435)	-
Note receivable	1,931	3,237
	940,575	(3,197,891)
Cash Flows from Financing Activities
Proceed from bank loan	-	548,694
Repayment of Bank Loan	(548,694)	(1,395,349)
Exercise of stock options	-	36,000
Proceeds from issuance of capital stock, net	528,235
Purchase of treasury stock	(669,562)
	(690,021)	(810,655)

Effect of Exchange Rates on Cash	100,818	(154,180)
Change in Cash and Cash Equivalents for the Year	489,281	203,184
Cash and Cash Equivalents, Beginning Of Year	1,004,558	955,554
Cash and Cash Equivalents, End of Year	$1,594,657	$1,004,558

Supplemental Disclosures With Respect To Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

7

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2007

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK, AT COST	DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

Balance, December 31, 2005	$62,406,834	$62,406	$37,231,271	$350,484	$-	$(24,854,830)	$12,789,331

Exercise of stock options			36,000				36,000
Deferred option plan compensation			51,848				51,848
Translation adjustment				(154,180)			(154,180)
Income for the year						167,233	167,233

Balance, December 31, 2006	62,406,834	$62,406	$37,319,119	$196,304	$-	$(24,687,597)	$12,890,232

Issuance of capital stock	2,941,175	2,942	226,725				528,235
Repurchase of treasury stock					(669,562)		(669,562)
Stock-based compensation			37,224				37,224
Translation adjustment				1,919,436			1,919,436
Income (loss) for the year						(693,258)	(693,258)

Balance, December 31, 2007	$65,348,009	$65,348	$37,583,068	$2,115,740	$(669,562)	$(25,327,166)	$14,012,307

The accompanying notes are an integral part of these consolidated financial statements.

1

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.

BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  The Company also provides mortgages and loans to individuals and companies, and develops real estate property.  The Company classifies its business interests into three reportable segments: Auction, Liquidation & Technology Business: consisting principally of liquidation and merchandizing services; Mortgages and Loans: consisting of mortgages, loans and other investments and Real Property & Property Development: consisting principally of properties held for development.  Financial information for Ableauctions.com’s various reportable segments is presented in Note 21.

The Company's operating subsidiaries are:

Unlimited Closeouts Inc., a U.S. based liquidation business.

Jarvis Industries Ltd., a Canadian based liquidation business.

Icollector.Com Technologies Ltd., a Canadian based Internet auction facility.

Rapidfusion Technologies Inc., a Canadian based Internet auction business.

Gruv Development Corporation, a Canadian based real estate

Axion Investment Corp., a Canadian based investment business.

Gruv Holdings Corp., a Canadian-based real estate holding company.

1963 Lougheed Holdings Ltd. a Canadian based real estate holding company

AAC Holdings Ltd., a Canadian-based holding company (incorporated on April 24, 2007)

Effective December 31, 2007, two of the subsidiaries, Axion Investment Corp. and Gruv Holdings Corp. were amalgamated retaining the name of Axion Investment Corp.

2.

COMPARATIVE FIGURES

In the financial statements for the fiscal year ended December 31, 2006, the Company presented the proceeds from sales of marketable securities as investment activities in the statements of cash flows, rather than as operating activities as required by SFAS 115.  The following presents the effect on the Company’s previously issued financial statements for the year ended December 31, 2006.  There is no effect on the financial statements for the year ended December 31, 2007.

Statement of cash flows for the year ended December 31, 2006:

	Previously	Increase
	Reported	(Decrease)	Amended
Cash flow from operating activities	$ 1,120,713	$ 3,091,017	$4,211,730
Cash flow from investing activities	(106,874)	(3,091,017)	(3,197,891)

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES

a)

Principles of Consolidation

These consolidated financial statements include the accounts of Ableauctions.com, Inc. and its wholly-owned subsidiaries, from the dates of acquisition.  Any significant inter-company balances and transactions have been eliminated.

b)

Foreign Currency Translation

The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The Company uses the current rate method as the functional currency is the Canadian dollar. All assets and liabilities are translated at the current rates, while stockholder’s equity accounts are translated at the appropriate historical rate or rates. Revenues and expenses are translated at the weighted-average rate for the year. Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)

Accounts Receivable

The Company's accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligations to the Company. In assessing the amount of allowance required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer's historical payment history and general economic conditions.

g)

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, employee receivable, loans receivable, other receivable, deposits, and accounts payable and accrued liabilities approximated fair value at December 31, 2007.

h)

Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the average cost method.

i)

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

j)

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

k)

Intangible Assets

Intangible assets are recorded at cost and amortized on a straight-line basis over the life of the agreement.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)

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

m)

Investment in Joint Venture

The Company accounts for its investment in joint venture on an equity basis.

n)

Warranty

The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment.  The Company also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the buyer.

o)

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgages and Loans

(a)

Mortgages are stated at cost which includes amounts advanced and applicable charges, less repayments.

(b)

Interest is accounted for on the accrual basis for amounts advanced unless a mortgage is identified as impaired.  For amounts committed but unadvanced, recognition of such fees as revenue would be deferred until the advance of the loan.

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

i.

Construction is beyond a preliminary stage.

ii.

The buyer may only receive a refund in the circumstances of non-delivery of the unit.

iii.

Sufficient units have already been sold to assure that the entire property will not revert to rental property.

iv.

Sales prices are collectible.  Pursuant to EITF 06-8, the collectibility of the sales price is assessed by the Company primarily based on the adequacy of the buyer’s continuing investment in the form of non-refundable deposits, and the age and location of the property.    The credit standing of the buyer is taken into account if known.

v.

Aggregate sales proceeds and costs can be reasonably estimated.

Deposits received in respect to sales which do not meet the criteria for revenue recognition described above shall be accounted for as deposits until the criteria are met.

No revenue related to condominium sales has been recognized by the Company as at December 31, 2007.

All revenue and costs related to the project are deferred until the completion of the development and the successful completion of the sales and transfer of Strata lots.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)

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

q)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs".  As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

r)

Earnings Per Share

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

s)

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

t)

Accounting for Uncertainty in Income Tax

In June 2006, the FASB issued FASB interpretation No. 48.  Accounting for Uncertainty in Income Tax - an interpretation of FASB Statement No. 109("Fin 48"), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of Fin 48 became effective to Ableauctions.Com Inc. as of the beginning of the Company's 2007 fiscal year.  The guidance has had no cumulative impact on the accumulated deficit of the company as at January 1, 2007.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

u)

Segmented information

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about the operating and geographic segments of the Company's business.  Effective January 1, 2006, the nature and extent of the Company's operations are such that it operates in three reportable segments, as an auction house and liquidator, a property developer and an investment company.  Information regarding the Company's geographic segments is set forth in Note 20.

v)

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

w)

Reclassifications

Certain reclassifications of prior year's balances have been made to conform to the current format on the consolidated financial statement.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

4.

MORTGAGES & LOANS RECEIVABLE

	December 31, 2007	December 31, 2006

i) Loan advanced on October 15, 2005 in the amount of $115,000 CAD, bears interest at 10.9% per annum (receivable at $972($1,045 CAD) per month), with the principal due for repayment on October 15, 2006, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on January 31, 2009.	116,010	98,679

ii) Loan advanced on October 17, 2005 in the amount of $2,200,000 CAD, bears interest at 9.75% per annum (receivable at $16,641 ($17,875 CAD) per month), with the principal due for repayment on October 17, 2006, and secured by a mortgage on the property of the borrower and personal guarantees. The loan was not repaid on the due date and the Company applied for an Order Nisi which was granted on July 9, 2007. The loan was repaid on August 8, 2007.	- -	1,887,763

iii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,784 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on April 1, 2008. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	232,018	197,357

iv) Loan advanced in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $426 ($458 CAD) per month), with the principal due for repayment on February 9, 2008, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower.	55,482	47,194

v) Loan advanced in the amount of $603,750 CAD, bears interest at 11% per annum (receivable at $ 5,152 ($5,534 CAD) per month), with the principal due for repayment on April 22, 2007, and secured by a mortgage on the property of the borrower. The loan was repaid on February 22, 2007.	-	8,062

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

4.

MORTGAGES & LOANS RECEIVABLE (Continued)

vi) Loan advanced in the amount of $237,000 CAD, bears interest at 10% per annum (receivable at $1,838 ($1,975 CAD) per month), with the principal due for repayment on May 27, 2007, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on March 31, 2008.	239,080	203,364

vii) Loan advanced in the amount of $179,060 CAD, bears interest at 10% per annum (receivable at $1,389 ($1,492 CAD) per month), with the principal due for repayment on May 1, 2008, and secured by a mortgage on the property of the borrower.	180,632	153,647

viii) Loan advanced in the amount of $1,150,000 CAD, bears interest at 10.5% per annum (receivable at $9,368 ($10,063 CAD) per month), with the principal due for repayment on October 13, 2007 and secured by a mortgage on the property of the borrower and personal guarantees of the shareholders of the borrower. The loan was repaid on May 9, 2007.	-	986,786

ix) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,629 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower.	141,229	-

xi) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $310 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees.	45,395	-

	$1,009,846	$4,092,852

5.

OTHER RECEIVABLES

i)

Included in Other receivable is a balance of $121,053 ($120,000 CAD) owing from Charan Singh, a director of THL, and the project coordinator for the Gruv Development.  The loan balance is due on May 1, 2008 and is unsecured and interest free based on the terms of the consulting agreement.

ii) Included in Other receivable at December 31, 2007 is a balance of $94,014 ($93,196 CAD) outstanding from a third party related to a prior licensing agreement. As per the agreement, the Company has agreed to accept inventory goods from the party for an equivalent value in settlement of the balance.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

6.

INTANGIBLE ASSETS

Intangible assets are comprised of the following:

		2007
		ACCUMULATED
	COST	AMORTIZATION	NET

Non-competition agreement	$150,000	$150,000	$-
Affiliate related relationship	100,000	25,833	74,167
Intellectual property	338,034	56,442	281,592

	$588,034	$232,275	$355,759

		2006
		ACCUMULATED
	COST	AMORTIZATION	NET

Non-competition agreement	$150,000	$141,667	$8,333
Affiliate related relationship	100,000	15,833	84,167
Intellectual property	338,034	-	338,034

	$588,034	$157,500	$430,534

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

During the 2007 and 2006 years, the Company incurred development costs to enhance the current on-line auction technology.  These costs include fees paid to programmers to develop the systems, software and processes related to the enhancement.  The Company has completed the final stage in July 2007, and has started to amortize the costs over the estimated useful life of the technology of three years beginning in July 2007.

Based on the carrying value of the identified intangible assets as at December 31, 2007 and assuming no subsequent impairment of the underlying assets, future annual amortization expense in the next 5 years is expected to be as follows: 2008 - $122,678, 2009 - $122,678, 2010- $64,384, 2011 - $10,000, 2012 - $10,000.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

7.

PROPERTY AND EQUIPMENT

		2007

		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Land	$1,696,560	$-	$1,696,560
Building	1,151,205	106,172	1,045,033
Leasehold improvements	107,175	70,028	37,147
Furniture and fixtures	116,121	$69,445	46,676
Server equipment	1,162,532	911,169	251,363
Computer equipment	99,082	42,836	56,246
Computer software	189,865	152,512	37,353
Vehicles	27,232	14,555	12,677

	$4,549,772	1,366,717	$3,183,055

		2006

		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Land	$1,443,110	$-	$1,443,110
Building	968,826	57,859	910,967
Leasehold improvements	107,175	59,311	47,864
Furniture and fixtures	115,408	57,865	57,543
Server equipment	1,162,532	878,068	284,464
Computer equipment	83,671	27,204	56,467
Computer software	189,865	148,362	41,503
Vehicles	23,164	7,760	15,404

	$4,093,751	$1,236,429	$2,857,322

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

8.

PROPERTY HELD FOR DEVELOPMENT

Property held for development at December 31, 2007 and 2006 is comprised of the following:

	2007	2006
	COST	COST
Coquitlam property (a)	$-	$-
Surrey property (b)	4,124,221	1,455,031
	$4,124,221	$1,455,031

a)

On May 4, 2005, the Company, through its wholly owned subsidiary Gruv Development Corporation (formally 0723074 B.C. Ltd.), purchased a single dwelling house for the purpose of rental income located at 1880 Coleman Avenue in Coquitlam, British Columbia.  The purchase price was $242,411 and was paid in cash.  During the 2005 and 2006 years, additional costs of $58,242 were incurred as improvements to the property.

On March 2, 2006, the Company, through its wholly owned subsidiary, Gruv Development Corporation (formally 0723074 B.C. Ltd.), completed the sale of the property.  The sale price of the property was $388,608 in cash. The sale price was negotiated between the Company and the buyers, Michael and Agnes Piotrowski. Mr. Piotrowski is employed by the Company.

In consideration of the purchase, the Company agreed to provide an additional $61,824 to the purchaser to complete improvements to the property, which was accounted for as a reduction in sales price.  The Company also advanced a loan to the buyers in the amount of $55,482 ($55,000 CAD) for a term of 1 year, bearing an interest rate of 10% per annum.  The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2009.  The loan is secured by the personal guarantee of the borrowers and a mortgage on the property.  The loan receivable was considered collectible pursuant to the criteria outlined in SFAS 66.

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

The Company, through Axion, intends to develop the vacant parcel of land purchased consisting of approximately 1.46 acres that is zoned for mixed commercial and residential use located in Surrey, British Columbia.  The Company intends to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex of approximately 91,132 square feet which will consist of 111 condominiums (the “Development”).  The Company’s wholly-owned subsidiary, Gruv Development Corporation, will develop this project.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

8.

PROPERTY HELD FOR DEVELOPMENT (Continued)

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. (the “Agent”) to market the strata lots and, by May 9, 2007, the Company had entered into agreements to pre-sell 100% of the condominiums prior to construction and collected approximately $2.18 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd..  If the Company is successful in selling all of the condominiums, it expects to receive sale proceeds of approximately $25.6 million ($25.4 million CAD). The Agent has been paid $341,446 ($366,749 CAD) for their services to date. The Company is committed to additional commissions and bonuses to be paid in the amount of $695,806 ($689,750 CAD) upon the successful completion of the sales and transfer of Strata lots.

The Company has obtained a building permit from the City of Surrey and has advanced performance bonds for service and work totaling $358,283 ($384,833 CAD) to the City of Surrey, as commitment for the development.  On satisfactory completion of the intended service and work, the City of Surrey will refund the deposits to the Company.

On March 12, 2008, the Company obtained an updated conditional credit facility from the Royal Bank of Canada for the development in Surrey in the amount of $16.56 million ($16.42 million CAD).

Under the terms of the new credit facility issued by the Royal Bank of Canada, the borrower, Axion Investment Corporation is required to spend approximately $4.88 million ($4.84 million CAD) on the project.  As of December 31, 2007, Axion had spent approximately $4.11 million ($4.08 million CAD) including the cost of the land.  The credit facility is secured by guarantees from Axion Investment Corporation and Ableauctions.com Inc., by a general security agreement covering the assets of Axion Investment Corporation and by the property.  The advances will accrue interest at the rate of Royal Bank prime plus .75% per annum.  A fee of $45,225 the rate of Royal Bank prime plus .75% per annum.  A fee of $45,225 ($48,000 CAD) was advance to the Royal Bank of Canada for the arrangement of this credit facility ($35,378 ($38,000 CAD) of this fee was paid in 2007 and the remaining balance was paid subsequent to December 31, 2007.

The credit facility is also conditional upon a number of requirements, including appraisal of the project, an environmental report, a soils report, confirmation of permits and approvals, engagement of a project monitor, schedule of pre-sales contracts, insurance, fixed price contracts for at least 80% of the project hard construction costs, and other requirements that the bank may reasonably require.

As of March 25, 2008, no draws had been made against the credit facility.

Subsequent to December 31, 2007, the Company entered into a Construction Management contract with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project so that the residential and commercial strata units are fit for occupancy on a timely basis and within budget.

In consideration for their services, the Company has agreed to pay Cantera a fixed fee of $557,855 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

Based on Cantera’s construction cost estimate, the Company expects the total cost to develop the property will be approximately $21.4 million ($21.2 million CAD), which includes land, soft costs, construction and financing.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

8.

PROPERTY HELD FOR DEVELOPMENT (Continued)

If the development is suspended for any reason, including but not limited to the Company’s inability to obtain any additional financing that may be required or additional permits, the Company will not be able to recover all of its expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

9.

INVESTMENT IN JOINT VENTURE

a)

On July 14, 2006 Axion Investment Corp. (“Axion”), a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “Agreement”) with two unrelated parties, Canitalia Industries (“Canitalia”) and 449991 B.C. Ltd. (“449991”), to form a joint venture for the purpose of purchasing two vacant lots located in Langley, B.C. for development (the “Project”).  On July 28, 2006, Axion entered into a supplemental agreement with these two parties in respect to an arrangement for a bank loan to fund the purchase price and related expenses of acquiring the properties in the Project.

b)

Pursuant to the Agreement, a new company, Township Holdings Ltd. (“THL”), has been formed and is equally and jointly owned by the three venturers.  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two unrelated parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $2.66 million ($2.99 million CAD).  During the 2006 year, Axion paid its share of the investment in the amount of $1,290,072.

Pursuant to the agreement of July 28, 2006, Axion was to advance a loan to one of the unrelated parties to pay for its portion of the purchase price.  During the 2006 year, Axion advanced a loan in the amount of $516,028 to two shareholders of this party for a one year term, bearing interest rate at 10% per annum.  The loan was repaid during the 2006 year.

c)

On March 13, 2007, Axion authorized Envision Credit Union (“ECU”) to make a demand loan to THL in the amount of $1.30 million ($1.4 million CAD) for the benefit of the other two shareholders, Canitalia and 449991 (the “Loan”).  The parties have acknowledged that the Loan is for the sole benefit of 449991 and Canitalia and have agreed that none of THL, Axion or the president of the Company will have responsibility for payments of the Loan and that THL, Axion and the president will be fully indemnified for any expenses or payments they become liable for thereunder.  In exchange for the Loan, ECU received a promissory note from THL requiring the payment of interest only at the rate of prime plus 1% per annum until ECU demands payment of the principal, a mortgage against the Property and a security interest in the personal property of THL.  ECU also required Axion and the president of the Company to enter into a Debt Service Agreement.

Pursuant to the Debt Service Agreement, the president and Axion agree that they will be responsible for the monthly interest payments required by the promissory note in the event that 449991 and Canitalia fail to make the payments as required.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

9.

INVESTMENT IN JOINT VENTURE (Continued)

If 449991 and Canitalia default on the loan obligation to ECU, Axion will be entitled, but not obligated, to purchase the shares of stock in THL that are owned by the responsible parties at a price discount to market.  If Axion exercises its right to purchase the stock owned by the responsible parties, then it will have no further recourse against 449991 and Canitalia for payment of the Loan.  If Axion does not exercise its right to purchase the stock owned by the responsible parties, then the responsible parties agree that they shall indemnify and hold the president, Axion and THL harmless from and against any amounts that they or any of them may pay in order to bring the Loan into good standing or to prevent ECU from foreclosing on its security, including, without limiting the generality of the foregoing, any payments of principal, interest, and legal fees made by Axion, the president or THL.

d)

The Company estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at December 31, 2007.

e)

The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions.

f)

Summarized financial statements for Joint venture Investment.

	2007	2006
Balance Sheet
Assets	$3,256,580	$-
Liabilities	-	-
Equity	3,256,580	-

Statement of Operations
Revenue	$36,887	-
Expenses	2,924	-
Net Income	33,963	-

10.

BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,785,714 ($2,000,000 CAD) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $13,885 ($14,914 CAD) are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favor of the Bank.  The loan balance of $1,627,176 ($1,710,000 CAD) was fully repaid on August 13, 2007.

On May 1, 2007, the Company arranged for an unsecured credit facility in the amount of $25,000 from the Bank of America at an interest rate of 9.24% per annum payable monthly.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

11.

WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  A summary of changes in unexercised warrants during the 2007 and 2006 years is presented below:

	Warrants @ $0.54	Warrants @ $0.80	Warrants @ $ 0.20
	(1)	(2)	(3)	Total
Outstanding, December 31, 2005	100,000	895,384	-	995,384
Granted during year	-	-	-	-
Outstanding, December 31, 2006	100,000	895,384	-	995,384
Expired during year	(100,000)	(100,000)	-	(200,000)
Granted during year	-	-	8,823,525	8,823,525
Outstanding, December 31, 2007	-	795,384	8,823,525	9,618,909

(1) Exercisable until September 23, 2007, granted pursuant to private placement.

(2) Of the 895,384 warrants, 100,000 warrants are exercisable until December 30, 2007, and the remaining 795,384 warrants are exercisable until January 4, 2008.

(3) Exercisable until April 9, 2017, granted pursuant to the private placement as described in Note 17.

12.

INVESTMENT INCOME

Investment income includes loan interest and both the realized and unrealized trading gains.  The breakdown is as follows:

	2007	2006

Loan interest	$397,977	$380,001
Realized trading gains	-	161,005
Investment income	$397,977	$541,006

13.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2007	2006

Cash paid for income taxes	$-	$-

Cash paid for arrangement of construction financing	38,000	-

Cash paid for interest	$52,012	$33,786

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

13.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Continued)

During the year ended December 31, 2007, the Company incurred the following non-cash transactions:

a)

The Company recorded $37,224 as stock-based compensation expense.

b)

The Company recorded a balance of $40,535 in “Investment in joint venture” related to the estimate of guarantee liability as described in Note 8, with the offsetting balance included in “Accounts payable and accrued liabilities”.

During the year ended December 31, 2006, the Company incurred the following non-cash transactions:

The Company recorded $51,848 as stock-based compensation expense.

14.

INCOME TAXES

At December 31, 2007, the Company has net operating losses carried forward of approximately $5,900,000 which expire in years ranging from 2008 to 2027.  The Company has provided a full valuation allowance of approximately $1,844,000 on the deferred tax asset because of the uncertainty of realizability.

A reconciliation of the Company’s effective income tax rate to the approximate combined federal, provincial and state statutory income tax rates of 34% [2006 – 34%] is as follows:

	2007	2006
	$	$
Tax at statutory rate	(235,708)	56,859
Non deductible expense	12,656	17,628
Losses carried forward for which tax benefits were recognized	-	(74,487)
Losses carried forward for which tax benefit were not recognized	223,052	-
	-	-

Significant components of the Company’s deferred tax assets are as follows:

	2007	2006
	$	$
Operating losses carried forward	2,006,000	3,230,000
Property and equipment	(140,000)	(144,000)
Intangible assets	(22,000)	(41,000)
Total deferred tax assets	1,844,000	3,045,000
Valuation allowance	(1,844,000)	(3,045,000)
Net deferred tax assets	-	-

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

14.

INCOME TAXES (Continued)

Of the net operating tax losses carried forward, approximately $2,400,000 (deferred tax asset of $816,000) are available for Canadian tax purposes.

The reduction in available tax losses during the 2007 year was primarily due to a corporate reorganization undertaken among the subsidiaries of the Company, involving the transfer of the real properties of the Company.

15.

CONCENTRATION OF RISK

Following is a description of certain areas of concentration of risk to which management considers the Company vulnerable to near-term severe impact.  This is not a complete analysis of risks faced by the Company, which are listed in other regulatory filings of the Company.

Credit  and Economic Dependency Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and loans receivable.

The majority of the Company’s trade receivables are derived from fees and revenue associated with internet based listing fees and auction activities.  The Company’s largest customer accounted for 40% of net revenue for the 2007 year, and 15% for the 2006 year. At December 31, 2007, the largest customer accounted for 15% of net accounts receivable (32% of net accounts receivable at December 31, 2006). Management believes that the receivable balance from this customer does not represent a significant credit risk based on past collection experience.

Property development risk

Approximately 58% of the Company’s assets on December 31, 2007 were invested in various real properties.  Real estate values can be seriously affected by factors such as bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes and the general economic outlook.

Interest rate risk

Approximately 7% of the Company’s assets on December 31, 2007 were invested in various mortgage loans receivable.  The value of the mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, and the availability of financing.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

15.

CONCENTRATION OF RISK (Continued)

Foreign currency risk

While the Company’s financial statements are presented in U.S. dollars, a majority of the Company’s obligations, investments and expenditures with respect to the operations were incurred in Canadian dollars.  Variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

16.

RELATED PARTY TRANSACTIONS

a)

During the year ended December 31, 2007, the Company incurred $156,000 (2006: $156,000) in management fees to a director of the Company.

b)

During the year ended December 31, 2007, the Company incurred rent expense related to storage facilities of $27,715 ($29,769 CAD)  (2006: $ Nil) to a private company owned by the wife of the Company’s president.

On July 31, 2007, pursuant to the sale of the property, the rental agreement was reassigned to an unrelated company, 796257 BC Ltd.

c)

During the year ended December 31, 2007, the Company incurred rent expenses related to office space of $4,655 ($5,000 CAD)(2006: $Nil) to a private company owned by the Company's president Abdul Ladha.

d)

On April 9, 2007, the Company completed a private placement of 2,941,175 units consisting of one common share and three share purchase warrants (the "Warrants") priced at $0.20 per Unit, with the President and director of the Company, as described in Note 18.

e)

At December 31, 2007, a balance of $298,464 (December 31, 2006: $30,514) is owing from employees to the Company as a result of overpayments in commissions, which will be offset by commissions to be paid in the following quarters.

f)

Included in Other receivable is a balance of $121,053 ($120,000 CAD) owing from Charan Singh, a director of THL, and the project coordinator for the Gruv Development.  The loan balance is due on May 1, 2008 and is unsecured and interest free based on the terms of his consulting agreement.

g)

During the year ended December 31, 2007, the Company received a payment of $12,661 ($13,600 CAD) from Bullion Reef Holdings Ltd., a private company wholly-owned by the spouse of the President, Abdul Ladha, as reimbursement of office and personnel expenses.

h)

During the year ended December 31, 2007, the Company marketed condominium units being developed in Surrey, using the brand name "Overture Living™".  The mark, "Overture Living™" belongs to Abdul Ladha, the president, Abdul Ladha.  Mr. Ladha did not receive compensation for the use of this mark.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

17.

STOCK-BASED COMPENSATION

During the 2007 year, the Company issued options to consultants to acquire 250,000 common shares of the Company at an exercise price of $0.30 per share, exercisable for a period of 2 years.  The estimated fair value of these options, totalling $10,000 is recognized in the statement of operations.

During the 2006 year, the Company issued options to employees to acquire 1,600,000 common shares of the Company at an exercise price of $0.35.  The estimated fair value of these options, totalling $64,000 is recognized over the 2 year vesting period.  Of the total amount, $27,224 (2006: $16,151) is recognized in the 2007 year.

During the year ended December 31, 2007, the SFAS 123R share-based compensation expense recorded for awards under the stock option plans was $37,224, net of estimated forfeitures.

During the year ended December 31, 2006, the SFAS 123R share-based compensation expense recorded for awards under the stock option plans, including those awards granted in previous years but not vested at December 31, 2005, was approximately $51,848, net of estimated expiries.  The basic and diluted income per share for the year ended December 31, 2006 decreased by $0.001, due to the adoption of SFAS123R effective January 1, 2006.

A summary of the Company's stock option plan and changes during 2007 and 2006 are presented below:

	2007		2006
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding, beginning of year	10,686,231	$0.39	9,136,231	$0.40

Granted	250,000	0.30	1,600,000	0.35
Exercised	-		-
Expired	-		(50,000)	0.36

Outstanding, end of year	10,936,231	0.39	10,686,231	0.39

Weighted average fair value of options granted during the year		$0.04		$0.04

The fair value of consultant and employee options granted during the 2007 and 2006 years respectively was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 62%, risk free interest rate of 4.6% and weighted average expected option terms of 2 years

As of December 31, 2007, there was approximately $21,000 of total unrecognized compensation expense related to non-vested stock options. This expense is expected to be recognized on a straight line basis until August 2008.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

17.

STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

		AVERAGE
RANGE OF	WEIGHTED	REMAINING
EXERCISE	NUMBER	CONTRACTUAL	NUMBER
PRICE	OUTSTANDING	LIFE	EXERCISABLE

$0.15 – 0.25	515,000	2 years	515,000
0.30	250,000	1 year	250,000
0.35 - 0.36	4,807,000	2 years	4,207,000
0.40 – 0.50	5,364,231	2 years	5,364,231
	10,936,231		10,336,231

18.

CAPITAL STOCK

Issuance of Capital Stock

On April 9, 2007, the Company completed a private placement of 2,941,175 units consisting of one common share and three share purchase warrants (the "Warrants") priced at $0.20 per Unit, with the President and director of the Company.  Each Warrant entitles the holder to purchase three additional common shares at an exercise price of $0.20 for a term of 10 years expiring, if not exercised, on April 9, 2017. The total purchase price of the Units was $588,235 with share issuance costs incurred by the Company of $60,000.

Based on the market trading price at the time of the offering the fair market value of each share was calculated to be US$0.20 and the fair market value of each warrant was calculated to be US$0.09. The Black-Scholes model was used to determine the fair market value of each warrant with an exercise price of US$0.20, an expected exercise term of 5 years, a volatility of 44% based on price fluctuations over a prior one year period and a risk adjusted market interest rate of 4%.

Treasury Stock

On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

For the year ended December 31, 2007, the Company repurchased 3,585,376 shares for a total cost of $669,562, but the shares have not been cancelled as of December 31, 2007.

Subsequent to December 31, 2007, the Company repurchased an additional 1,313,431 shares for a cost of $193,555. The total number of shares repurchased by the Company to date is 4,898,807 for a total cost of $863,117. On March 3, 2008, 4,595,368 shares, which was the outstanding balance at that time, were cancelled and returned to the authorized capital stock of the Company.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

c)

A former employee of the Company has demanded payment of over $115,000 for past commissions that were not paid.  Management of the Company believed that this claim is unfounded and without merit.  The ultimate liability, if any, arising from this action will be recorded at the time of that determination, if necessary.

20.

COMMITMENTS

a)

The Company is committed to payments with respect to agreements to lease office premises.  Future minimum payments required under the leases are as follows:

2008	$ 62,854
2009	23,756
2010	20,556
2011	5,139
$ 112,305

b)

The Company is committed to additional commissions and bonuses to be paid in the amount of $642,164 ($689,750 CAD) upon the successful completion of the sales and transfer of strata lots related to the development of its condominium project in Surrey as described in Note 7(b).

c)

The Company is committed to a payment of $103,342 ($111,000 CAD) for 2/5/10 year home warranty insurance coverage related to its condominium development project in Surrey as described in Note 21(f).

d)

The Company has unconditionally guaranteed the interest and repayment of a demand loan to Envision Credit Union ("ECU") related to its Township Holdings Joint Venture.  The guarantee continues until the loans, including accrued interest and fees have been paid in full, with the final loan amount due upon demand.  The maximum amount is limited to the sum of unpaid principal and interest amounts.  As of December 31, 2007, the maximum amount of the guarantees was approximately $1.4 million.  The Company estimated a value of $40,535 for this guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in Accounts payable and accrued liabilities at December 31, 2007.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

21.

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

This segment information consists of the iCollector, Jarvis, Unlimited Closeouts and Rapidfusion operations.

Through the Real Property and Property Development segment, the Company manages its real property and property development.  This segment information consists of 1963 Lougheed Holding Ltd., a holding company where the Ableauctions’ head office is located - 1963 Lougheed Highway, Coquitlam, B.C., Gruv Holding Corporation, the Company’s real estate project located at 9655 King George Highway, Surrey, Gruv Development Corporation, 0716590 B.C. Ltd. and the Company’s interest in the Township Holdings’ joint venture.

Through the Mortgages and Loans segment, the Company manages its marketable securities mortgages and loans to third parties.  This segment consists of investments by Axion Investment Corporation, Ableauctions.com Inc and AAC Holdings Ltd.

Through the investment segment, the company manages its marketable securities and loans to third parties.  This segment consists of investments by Axion Investment Corporation, Ableauctions.com Inc. and AAC Holdings Ltd.

The Other segment encompasses all other activities of the Company including management, investor relations and other related head office expenses incurred by Ableauctions.com Inc., which are also included in determining this segment's profits.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

21.

SEGMENTED INFORMATION (Continued)

Following is the segmented information for the year ended December 31, 2007:

	Real Property & Property Development	• Mortgages and Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	4,329,617	-	4,329,617
Canada	143,050	-	417,504	-	560,554
Other	-	-	48,747	-	48,747
Total Revenue From External Customer	143,050	-	4,795,868	-	4,938,918
Investment income	-	397,977	-	-	397,977
Interest expense	52,012	-	-	-	52,012
Depreciation and amortization	39,765	-	154,972	-	194,737
Segment profit	(132,378)	511,253	(425,807)	(646,326)	(693,258)
Segment assets	8,951,031	2,172,035	2,955,711	340,609	14,419,386
Expenditures on long-lived assets	1,816,545		34,267		1,850,812
Investment in joint venture	1,507,403	-	-	-	1,507,403

Following is the segmented information for the year ended December 31, 2006:

	Real Property & Property Development	• Mortgages and Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	5,618,665	-	5,618,665
Canada	124,185	-	469,384	-	593,569
Other	-	-	31,631	-	31,631
Total Revenue From External Customer	124,185	-	6,119,680	-	6,243,865
Investment income	-	541,006	-	-	541,006
Interest expense	16,112	17,674	-	-	33,786
Depreciation and amortization	39,676	-	140,828	-	180,504
Segment profit	69,795	341,424	8,951	(252,937)	167,233
Segment assets	5,092,520	4,800,872	3,455,019	176,303	13,524,714
Expenditures on long-lived assets	98,886	-	149,763	-	248,649
Investment in joint venture	1,237,269	-	-	-	1,237,269

During the 2007 year, the revenue of the Company from one customer of the Auction, Liquidation and Technology Businesses segment exceeded 10% of its total revenue.  Revenue from the customer totalled $1,932,241

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

21.

SEGMENTED INFORMATION (Continued)

During the 2006 year, the revenue of the Company from one customer of the Auction, Liquidation and Technology Businesses segment exceeded 10% of its total revenue.  Revenue from the customer totalled $912,088.

Geographic Information

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2007	2006

External Sales
United States	$4,329,617	$5,618,665
Canada	560,554	593,569
Other	48,747	31,631

	$4,938,918	$6,243,865

Long-Lived Assets
United States	$12,752	$8,333
Canada	7,650,283	4,734,554

	$7,663,035	$4,742,887

22.

SUBSEQUENT EVENTS

a)

Subsequent to December 31, 2007, the Company entered into a loan arrangement with a commercial borrower:

i)

Loan advanced on February 1, 2008 in the amount of $452,579 ($450,000 CAD), bears interest at 9.5% per annum (interest is receivable at $3,660 ($3,932 CAD) per month), with the principal due for repayment on February 1, 2009.  The loan is secured by a mortgage on the property and a general security agreement over the assets of the borrower.

b)

On January 4, 2008, 795,384 of the warrants that were exercisable at $0.80 per share expired.

c)

Subsequent to December 31, 2007, the Company obtained a new credit facility from the Royal Bank of Canada for the GRUV development project in Surrey in the amount of $16.56 million ($16.421 million CAD), as described in Note 7(b).

d)

On February 15, 2008, the Company entered into a Construction Management contract with Cantera Management for the GRUV Development, as described in Note 7(b).

e)

The Company has listed the building that it owns at 1963 Lougheed Hwy, Coquitlam, BC, for sale with the intention of leasing back the premises that it currently occupies from any prospective buyer on a 5 year renewable term.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

22.

SUBSEQUENT EVENTS (Continued)

f)

Subsequent to Dec 31, 2007, the Company renewed the home warranty coverage of the Gruv development for a period of 1 year from April 18, 2007 to April 18, 2008, for a premium of $103,342 ($111,000 CAD).

g)

Subsequent to December 31, 2007, the Company repurchased an additional 1,313,431 shares of its common stock for a cost of $193,555. The total number of shares repurchased by the Company to date is 4,898,807 for a total cost of $863,117. On March 3, 2008, 4,595,368 shares, which was the outstanding balance at that time, were cancelled and returned to the authorized capital stock of the Company.

23.

RECENT ACCOUNTING PRONOUNCEMENTS

(i)  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the measurement and disclosure provisions related to financial assets and financial liabilities on January 1, 2008.  FAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

(ii)  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

(iii) In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial statements.

(iv) In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.