Form 10-Q
period 2008-03-31
ABLEAUCTIONS COM INC
filed 2008-05-15
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-Q

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]; No [x]

The number of outstanding common shares, $ .001 par value, of the registrant at May 12, 2008 was 60,752,641.

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

Overview

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the estimates, judgments and assumptions referred to above.  Actual results may differ from these estimates under different assumptions or conditions.

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2007 contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

Investment, Real Property Development and Lending

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.  Ableauctions.com Inc. manages the investment of our cash and securities.  The return on these investments has helped support the development of our liquidation and auction businesses. We intend to review our real property development and loan operations to determine if these segments of our business are compatible with our on-line businesses.  If our review determines that the businesses are not compatible, we may take steps to divest these businesses.

As of March 31, 2008, our investments were broken down as follows:

Type of Investment	Amount

Loans	$1,423,341
Real Property	$2,736,657
Real Property held for Development	$4,100,664

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

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totalling $379,010 ($384,833 CAD) as commitment for the development.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $16.56 million ($16.42 million CAD) from the Royal Bank of Canada for the development of this project.

Under the terms of the new credit facility, we are required to spend approximately $4.88 million ($4.84 million CAD) on the development.  As of March 31, 2008, we had spent approximately $4.1 million ($4.2 million CAD) including the cost of the land.  The credit facility is secured by guarantees from Axion and Ableauctions.com Inc., by a general security agreement covering all of the assets of Axion and by the property.  The advances will accrue interest at the prime rate announced by Royal Bank of Canada plus .75% per annum. A fee of $45,225 ($48,000 CAD) was paid to the Royal Bank of Canada for arrangement of this credit facility.  Of this amount, $35,378 ($38,000 CAD) was paid during the 2007 fiscal year with the remaining balance paid in the first quarter of 2008.

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

As of the date of this report we have not made any draws against the credit facility.

During the period ending March 31, 2008 we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project. In consideration of these services, we have agreed to pay Cantera a fixed fee of $557,855 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

Based on Cantera’s construction cost estimates, we expect the total cost to develop the property will be approximately $21.4 million ($21.2 million CAD), which includes the cost of land, professional fees, warranty and insurance costs, development fees, marketing costs, construction and financing costs.

On April 28, 2008, construction of the project commenced and it is estimated that it will be completed by November 30, 2009.

If the development is suspended for any reason, including but not limited to our inability to obtain financing, permits or trades, we will not be able to recover all of our expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At March 31, 2008, Axion had approximately $1,423,341 outstanding in loans.

Trends, Events and Uncertainties

On April 15, 2008 we announced that we had been notified by eBay that eBay intends to wind down the operations of its eBay Live Auctions platform effective December 31, 2008.  This event may have a material adverse affect on our operations as we may have to suspend the live auction segment of our business.  Our subsidiary, iCollector.com, currently derives approximately $700,000 in annual revenue (or 14% of our total revenue during the 2007 fiscal year) from auctions broadcast on the eBay Live Auctions platform.

Alternatively, eBay’s decision to wind down eBay Live Auctions may provide us with an opportunity to expand our NAALive operations, although there is no certainty that this will occur.  We currently offer an alternative to auctioneers to the eBay Live Auctions platform with our proprietary live auction bidding software through NAALive.com.  We have partnered with the National Auctioneers Association (“NAA”) to serve as NAA’s exclusive online auction contractor to broadcast business and industrial equipment auctions for its members on the website www.NAALive.com.  We promote these services to NAA’s estimated 7,000 members with technology that we have developed.  This platform is the only web cast technology for live online auctions endorsed by the National Auctioneers Association.

Our business has been, and will continue to be, adversely affected by the downturn in the economy of the United States, from which we derived most of our revenues during the 2007 fiscal year.  The downturn in the economy of the United States has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues were 27% lower during the 2007 fiscal year and 34% lower during the three months ended March 31, 2008 compared to the same period in the previous year.  There can be no assurance that we will be able to increase our revenues from our operations during the 2008 fiscal year.

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

We currently have no commitments for capital expenditures.

Other than as described above and elsewhere in this report, we know of no trends, events or uncertainties that could impact our revenues or liquidity.

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

Loans and Real Property

During the three months ended March 31, 2008, our investment in loans generated approximately $35,002 in revenues.  During the three months ended March 31, 2008, 11% of the value of our assets was held in the form of loans and 61% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$ 2,582,689	19%
Other Assets	$ 1,268,471	9%
Real Estate (head office)	$ 2,642,802	20%
Real Estate (development)	$ 4,100,664	30%
Real Estate (Joint Venture)	$ 1,456,408	11%
Loans	$ 1,423,341	11%
Total	$ 13,474,375	100%

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

For each type of auction revenue an invoice is rendered to the purchaser, and we recognize revenue, at the date of the auction.  The auction purchase creates a legal obligation upon the purchaser to take possession of and pay for the merchandise.  This obligation generally provides us with reasonable assurance of collection of the sale proceeds, from which our earnings are derived, including the fees from consignees and purchasers, as well as resale profits.

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

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, we adopted SFAS 123(R) which requires that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  We believe that the impact of the adoption of SFAS 123(R) will not be significant to our overall results of operations and financial position.

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

Contractual Obligations

We are committed under the following contractual obligations.

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating lease obligations	$112,305	$62,854	$44,312	$5,139

As noted above, we are committed to payments with respect to agreements to lease office premises.

Results of Operations

Three months ended March 31, 2008 compared to the corresponding period in 2007.

Revenues.  During the three months ended March 31, 2008, we had revenues of $797,888 compared to revenues of $1,014,911 during the same period in 2007, a decrease of $217,023 or 21%.

The decrease in revenues is a result of a 34% decrease in revenues from our liquidation services.  Revenues from our liquidation services totalled $433,245 (or 54% of our total revenue) compared to revenues of $651,803 (or 64% of our total revenue) during the same period in 2007.  Specifically, the decrease in revenue from our liquidation service is the result of a decrease in demand of liquidation inventory from top retailers.  In order to weather the loss of revenues during the US economic downturn, we have implemented significant cost controls particularly in the area of inventory management and staffing in order to reduce recurring operating expenditures related to this segment, most of which have taken effect in the first quarter of the 2008 fiscal year and will be reflected in the second quarter of the 2008 fiscal year.  Operating expenses declined by $26,813, or approximately 5%, to $507,701 for the three month period ended March 31, 2008 as compared to $534,514 for the three month period ended March 31, 2007 and $917,302 for the three month period ended December 31, 2007.  We expect operating expenses to further decrease in the second quarter of the 2008 fiscal year as additional cost cutting measures take effect.

In order to save inventory, storage and labor costs, we have established a drop-shipment facility and in order to find a wider audience of our goods we have listed our inventory with Overstock.com, a large Internet liquidator. We hope that these measures will allow us to generate additional revenues while continuing to reduce our operating overhead.

In addition to the downturn in the US economy, we expect that eBay’s decision to shut down the operations of its eBay Live Auctions platform effective December 31, 2008 may adversely affect our business and results of operations.  The loss of eBay Live Auctions may, in fact, result in the suspension of the live auction segment of our business.

Revenues from our iCollector and NAALive auction decreased by 8% to $201,980 during the three months ended March 31, 2008, compared to the same period in 2007. The number of auction sessions facilitated during the three months ended March 31, 2008 decreased by approximately 15% to 338 compared to 399 auction sessions for the same period in 2007.

We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the US, and that the current economic down-turn in the US could continue to have a dampening effect on our revenues in those two areas of our business.

During the three months ended March 31, 2008, we had investment income of $35,002 compared to $113,343 for the same period in 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.

Gross Profit and Cost of Revenue.  Cost of revenue was $414,510 or 52% of our revenues for the three months ended March 31, 2008, compared to $540,091, or 53% of our revenues during the same period in 2007.  Cost of revenue for the three months ended March 31, 2008 decreased as a result of lower overall revenues and also included a write-down of inventory in the amount of $49,800.

Gross profit was $383,378 or 48% of total revenue for the three months ended March 31, 2008, compared to gross profit of $474,820 or 47% of total revenue for the three months ended March 31, 2007.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Expenses.  During the three month period ended March 31, 2008, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation operations.  Operating expenses during the three month period ended March 31, 2008 were $507,701 or approximately 64% of revenue compared to $534,514 during the three month period ended March 31, 2007 and $917,302 for the three month period ended December 31, 2007.  Operating expenses are expected to further decrease in the second quarter of the 2008 fiscal year as we realize the effects of additional cost cutting measures.

During the three month period ended March 31, 2008, the cost of investor relations and shareholder information services was $23,670 as compared to $17,531 for the same period in 2007.    We expect the cost of investor relations in 2008 will remain steady throughout the year.

During the three month period ended March 31, 2008, salaries and benefits totalled $317,321 as compared to $231,213 for the same period in 2007.  The increase of $86,108 or approximately 37% from the previous year was due to a greater number of employees and increased benefits.

Total personnel expenses, including salaries and benefits, totalled $396,734 or 78% of our operating expenses during the three-month period ended March 31, 2008 as compared to $372,134 or 70% of our operating expenses during the three-month period ended March 31, 2007.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $39,000 for the same period in 2007), and commissions of $40,413 (compared to $101,921 for the same period in 2007).  Current cost cutting measures are expected to reduce personnel expenses for the remainder of the year.

During the three-month period ended March 31, 2008, advertising and promotion expenses were $6,586 or 1% of our operating expenses as compared to $13,444 or 3% of our operating expenses for the three-month period ended March 31, 2007.

General overhead expenses decreased by $30,784 or approximately 28%, to $78,845 during the three month period ended March 31, 2008 (compared to $109,629 for the same period in 2007).   General overhead expenses comprised 16% (compared to 21% for the same period in 2007) of our total operating expenses and 10% (compared to 11% for the same period in 2007) of our total revenue.  General overhead expenses include rent and utilities, which totalled $15,801, telephone, which totalled $7,779, travel related to operations, which totalled $14,610, repairs and maintenance, which totalled $3,640, automotive, which totalled $3,028, insurance, which totalled $7,412, website maintenance, which totalled $16,147 and office and administration expenses, which totalled $10,428.

Depreciation and amortization expense was $45,358 for the three-month period ended March 31, 2008 as compared to $39,382 for the three-month period ended March 31, 2007. Depreciation and amortization expense was higher during the three months ended March 31, 2008 due to amortization of our intangible assets.

Net Loss.  We realized a net loss of $194,051 or $(0.003) per share for the three months ended March 31, 2008 as compared to a net income of $19,998 or $0.000 per for the three months ended March 31, 2007.  The loss for the period ended March 31, 2008 is attributed primarily to the following:

-

a write-down of inventory in the amount of $49,800

-

depreciation in the amount of $45,358

-

provision for loss on legal claim of $65,035

-

other loss from operations of $33,858

Liquidity and Capital Resources

Our capital requirements, particularly as they relate to expansion, our plan to purchase inventory we liquidate, our continued development of our software for live auctions, and our real estate development projects, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology and related services to auction houses, the acceptance of our packaged services by our clients, the availability of merchandise to purchase for auction and liquidation and the rate of construction on our development project.

To date, we have funded our operations with our revenues, with dividends and interest from our investments and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn has come from the auctions we hold through eBay and the National Auctioneers Association. eBay’s recent decision to shut down the operations of its eBay Live Auctions platform effective December 31, 2008 may have a material adverse affect on our operations and may result in the suspension of our business.  On the other hand, eBay’s decision may also provide us with an opportunity to expand our NAALive operations by offering eBay’s existing auctioneer clientele an alternative live bidding platform solution already available thru  NAALive.

Currently, however, we believe that revenues from our operations together with interest earned on our loan portfolio and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of March 31, 2008 we had working capital of $3,722,569 made up of cash and cash equivalents of $485,381, accounts receivable of $806,274, employee receivable of $327,504, mortgages and loans receivable of $1,423,341, inventory of $944,725 and prepaid expenses of $18,805 all of which were offset by accounts payable and accrued liabilities of $281,703, and deferred revenue of $1,758.

Cash used for operating activities totalled $357,221 due to an increase in inventory and a decrease in accounts payable and accrued liabilities during the three months ended March 31, 2008.  Our cash resources may decrease further if we complete an acquisition during 2008, experience a delay in our construction financing, or if we are unable to maintain positive cash flow from our business through 2008.

Net cash used in investing activities during the three-months ended March 31, 2008 was $501,892. Cash was used for loan advances and to increase our investment in property held for development.  Net cash used in financing activities during the three-months ended March 31, 2008, was $224,678, which resulted from the purchase of treasury stock.

Subsequent Events

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against us for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 we reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,000 to the Plaintiffs in exchange for a release of their claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”)/President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on those evaluations, as of the Evaluation Date, our CEO/President, and CFO determined that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we made the following purchases of our common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet Be Purchased Under the Plan or Program
January	770,606	$0.145	770,606	0
February	378,589	$0.149	378,589	0
March	462,072	$0.146	462,072	0
Total	1,611,267		1,611,267	0

(1) The plan was announced on July 23, 2007.

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

Date: May14, 2008

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

Officer, Chief Financial Officer