Form 10-Q
period 2008-06-30
ABLEAUCTIONS COM INC
filed 2008-08-14
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

|__|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________ Commission file number 0-28179
ABLEAUCTIONS.COM, INC. (Exact name of small business issuer in its charter)
Florida 59-3404233
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

Suite 200 - 1963 Lougheed Highway, Coquitlam, British Columbia V3K-3T8
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

The number of outstanding common shares, $ .001 par value, of the registrant at August 8, 2008 was 60,752,641.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding our financial position and our business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify forward-looking statements, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the loss of our key personnel; our dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; our ability to protect our intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on the continued growth in use of the Internet; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others; a downturn in the value of the real property that we own or that we are developing; risks over which we have no control, such as a general downturn in the economy which may adversely affect discretionary spending by consumers, and the other risks and uncertainties described in this report.

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

Investment, Real Property Development and Lending

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.  Ableauctions.com Inc. manages the investment of our cash and securities.  The return on these investments has helped support the development of our liquidation and auction businesses. We intend to review our real property development and loan operations to determine if these segments of our business are compatible with our long-term business strategy. If our review determines that the businesses are not compatible, we may take steps to divest these businesses.

As of June 30, 2008, our investments were broken down as follows:

Type of Investment	Amount

Loans	$ 1,432,833
Real Property	$ 2,660,436
Real Property held for Development	$ 5,331,363
Investment in Joint Venture	$ 1,457,951

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  We expect revenue of approximately $24.9 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $20.8 million ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $2.32 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  We paid $341,446 ($366,749 CAD) to Macdonald Realty for its services to date. We have committed an additional $676,424 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totalling $381,490 ($384,833 CAD) as commitment for the development.

On February 15, 2008 we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project. In consideration of these services, we have agreed to pay Cantera a fixed fee of $542,316 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $16.1 million ($16.42 million CAD) from the Royal Bank of Canada for the development of this project.

The credit facility is secured by guarantees from Axion and Ableauctions.com Inc., by a general security agreement covering all of the assets of Axion and by the property.  The advances accrue interest at the prime rate announced by Royal Bank of Canada plus 0.75% per annum. A fee of $47,073 ($48,000 CAD) was paid to the Royal Bank of Canada for arrangement of this credit facility.  Of this amount, $35,378 ($38,000 CAD) was paid during the 2007 fiscal year with the remaining balance paid in the first quarter of 2008.

The credit facility has been granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance, equity from Axion of approximately $4.75 million ($4.84 million CAD) on the development including the cost of the land, and fixed price contracts for at least 50% of the project’s hard construction costs prior to the initial draw and 80% by December 2008.

Construction Progress as of July 31, 2008: ($ CAD)

Expenses to Date:	$ 1,934,705
Contractual Commitments:	$ 3,975,531
Estimated Cost to Complete:	$ 12,341,529
Projected Costs of Construction:	$ 14,276,234
Variance from Original Construction Budget:	$ (151,719)
Current Loan from the Royal Bank of Canada:	$ 1,594,096

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As of August 8, 2008, we have borrowed $500,000 from Mr. Ladha.

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

In 2005, in an effort to increase shareholder value, diversify our assets and provide a reliable source of income, our board of directors approved the acquisition of the above-described development opportunity, which was brought to us by Mr. Ladha.  We intend to finalize a joint venture and land development agreement relating to this project with Mr. Ladha.  Additionally, if approved by the independent members of our board of directors, Axion intends to acquire four additional properties that are adjacent to this project from Surrey Central City Holdings Ltd., a company controlled by Mr. Ladha, and to commence construction on a $17 million development project.

Axion also holds a 1/3 interest in two vacant lots located in Langley, British Columbia. The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3.  The properties were purchased on August 14, 2006 for a purchase price of $3.42 million ($3.49 million CAD) and are currently being offered for sale at $4.2 million CAD.

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At June 30, 2008, Axion had approximately $1,432,833 outstanding in loans.

Trends, Events and Uncertainties

On April 15, 2008 we announced that we had been notified by eBay that it intends to wind down the operations of its eBay Live Auctions platform effective December 31, 2008.  This decision along with the continued weakness in the U.S. economy has negatively impacted our liquidation and live auction broadcast services operations.

The downturn in the U.S. economy has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues were approximately 27% lower during the 2007 fiscal year and approximately 42% lower during the six months ended June, 2008 compared to the same period in the previous year.  There can be no assurance that we will be able to increase our revenues from our operations during the remaining half of 2008.  Although we have implemented strong cost control measures to reduce recurring operating expenditures related to these business units, if the U.S. economy does not experience a significant recovery during the 2008 fiscal year, we expect that our operations will continue to be adversely affected. As a result, we are currently exploring all avenues to mitigate any further losses in this sector including the divestiture and possible liquidation or winding-down of these operations.

We are also actively exploring the possibility of merging with another entity.  Although we have spoken to several potential merger candidates about possible transactions, we have reached no agreement with any of them.

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

Loans and Real Property

During the six months ended June 30, 2008, our investment in loans generated approximately $73,703 in revenues.  During the six months ended June 30, 2008, 10% of the value of our assets was held in the form of loans and 67% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$ 2,199,940	15%
Other Assets	$ 1,116,565	8%
Real Estate (head office)	$ 2,660,436	19%
Real Estate (development)	$ 5,331,363	38%
Real Estate (Joint Venture)	$ 1,457,951	10%
Loans	$ 1,432,833	10%
Total	$ 14,199,088	100%

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

We have net operating losses carried forward of approximately $9,500,000 which expire in years ranging from 2008 to 2026.  We have provided a full valuation allowance of approximately $3,045,000 on the deferred tax asset because of the uncertainty of realizability.

Contractual Obligations

We are committed under the following contractual obligations.

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years

Operating lease obligations	$112,305	$ 62,854	$ 44,312	$ 5,139

As noted above, we are committed to payments with respect to agreements to lease office premises.

Results of Operations

Three months ended June 30, 2008 compared to the corresponding period in 2007

Revenues.  During the three months ended June 30, 2008, we had revenues of $849,859 compared to revenues of $1,833,973 during the same period in 2007, a decrease of $984,114 or approximately 54%.

The decrease in revenues is primarily the result of a 65% decrease in revenues from our liquidation services.  Revenues from our liquidation services totalled $510,831 (or approximately 60% of our total revenue) compared to revenues of $1,469,991 (or approximately 80% of our total revenue) during the same period in 2007.  The decrease in revenue from our liquidation service is due to a decrease in demand for liquidation inventory from top U.S. retailers and the general downturn in the U.S. economy which has affected the capital available for purchasing goods that are not necessities.

Revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of overall revenues.

Revenues from our subsidiary, iCollector, and from NAALive auction operations decreased by approximately 7% to $236,206 during the three months ended June 30, 2008, compared to $254,182 for the same period in 2007.  The number of auction sessions facilitated during the three months ended June 30, 2008 decreased by approximately 17% to 375 compared to 454 auction sessions for the same period in 2007.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $62,666 during the three months ended June 30, 2008, compared to $81,399 during the same period in 2007.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

During the three months ended June 30, 2008, we had investment income of $38,701 compared to $126,621 for the same period in 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.

The development project in Surrey, British Columbia is expected to be completed on approximately September 30, 2009 and is expected to generate revenue before expenses in excess of $25 million CAD if we are successful in completing the project on schedule and on budget.

Cost of Revenue.  Cost of revenue was $586,572 or approximately 69% of our revenues for the three months ended June 30, 2008, compared to $963,737, or approximately 53% of our revenues during the same period in 2007.  Cost of revenue for the three months ended June 30, 2008 increased on a percentage basis due to the write-down of inventory in the amount of $175,000.

Gross Profit. Gross profit was $263,287 or approximately 31% of total revenue for the three months ended June 30, 2008, compared to gross profit of $870,236 or approximately 47% of total revenue for the three months ended June 30, 2007.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Expenses.   Operating expenses during the three month period ended June 30, 2008 were $705,860 or approximately 83% of revenue compared to $777,354 or approximately 42% of revenue during the three month period ended June 30, 2007.  Although we put a number of cost cutting measures in place as a result of the decrease in revenues from our liquidation operations, the effect of this was offset by the additional allowances we made for doubtful accounts during the period.  Operating expenses are expected to further decrease in the second half of the 2008 fiscal year as we realize the effects of additional cost cutting measures that were implemented later in the quarter.

During the three month period ended June 30, 2008, the cost of investor relations and shareholder information services was $26,396 as compared to $28,769 for the same period in 2007.  We expect the cost of investor relations in 2008 will remain steady throughout the year.

During the three month period ended June 30, 2008, salaries and benefits totalled $336,285 compared to $245,816 for the same period in 2007.  The increase of $90,469 or approximately 37% was due to a greater number of employees and increased benefits as compared to the previous year.

Total personnel expenses, including salaries and benefits, totalled $389,022 or approximately 55% of our operating expenses during the three-month period ended June 30, 2008 as compared to $503,227 or approximately 65% of our operating expenses during the three-month period ended June 30, 2007.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $39,000 for the same period in 2007), and commissions of $57,165 (compared to $218,411 for the same period in 2007).  Current cost cutting measures are expected to further reduce personnel expenses for the remainder of the year.

During the three-month period ended June 30, 2008, advertising and promotion expenses were $8,786 or approximately 1% of our operating expenses as compared to $15,360 or approximately 2% of our operating expenses for the three-month period ended June 30, 2007.

General overhead expenses increased by $50,720 or approximately 40%, to $178,400 during the three month period ended June 30, 2008 (compared to $127,680 for the same period in 2007).   General overhead expenses comprised approximately 25% (compared to approximately 16% for the same period in 2007) of our total operating expenses and approximately 21% (compared to approximately 6.96% for the same period in 2007) of our total revenue.  General overhead expenses include rent and utilities, which totalled $46,565, telephone, which totalled $14,573, travel related to operations, which totalled $45,224, repairs and maintenance, which totalled $1,906, automotive, which totalled $16,090, insurance, which totalled $6,423, website maintenance, which totalled $19,417 and office and administration expenses, which totalled $28,202.

Depreciation and amortization expense was $43,701 for the three-month period ended June 30, 2008 as compared to $31,909 for the three-month period ended June 30, 2007. Depreciation and amortization expense was higher during the three months ended June 30, 2008 due to amortization of our intangible assets.

Net Loss.  We realized a net loss of $457,151 or $(0.008) per share for the three months ended June 30, 2008 as compared to a net income of $189,573 or $0.003 per for the three months ended June 30, 2007.  The loss for the period ended June 30, 2008 is attributed primarily to the following:

- loss from operations of $178,450

- a write-down of inventory in the amount of $175,000

- provision for doubtful accounts of $59,584

- depreciation in the amount of $43,701

Six months ended June 30, 2008 compared to the corresponding period in 2007.

Revenues.  During the six months ended June 30, 2008, we had revenues of $1,647,747 compared to revenues of $2,848,884 during the same period in 2007, a decrease of $1,201,137 or approximately 42%.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  Revenues from our liquidation services totalled $944,076 (or approximately 57% of our total revenue) for the six months ended June 30, 2008, compared to revenues of $2,121,794 (or approximately 74% of our total revenue) during the same period in 2007, a decrease of $1,177,718 or approximately 56%.  The decrease in revenue from our liquidation service is due to a decrease in demand for liquidation inventory from U.S. retailers and the general downturn in the U.S. economy which has affected the capital available for purchasing goods that are not necessities.

Revenues earned in the future from our liquidation services will fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of overall revenues.

Revenues from our subsidiary, iCollector, and NAALive auction operations totalled $438,186 during the six months ended June 30, 2008, compared to $474,710 during the same period in 2007.  The number of auction sessions facilitated in the first two quarters of 2008 decreased by approximately 16% to 713 compared to 853 auction sessions for the same period in 2007.  The number of auction sessions may vary from quarter to quarter based on our clients product schedules.  The number of auctions facilitated may not reflect the total revenue realized by our live auctions business. In general, approximately 80% of our revenue is derived from approximately 13% of our live auction clients.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $185,756 during the six months ended June 30, 2008, compared to $193,315 during the same period in 2007.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

During the six months ended June 30, 2008, we had investment income of $73,703 compared to $239,964 for the same period in 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.

The development project in Surrey, British Columbia is expected to be completed on approximately September 30, 2009 and is expected to generate revenue before expenses in excess of $25 million CAD if we are successful in completing the project on schedule and on budget.

Cost of Revenues.  Cost of revenue was $1,001,082 or approximately 61% of our revenues during the six months ended June 30, 2008, compared to $1,503,828 or approximately 53% of our revenues during the same period in 2007. Cost of revenue for the six months ended June 30, 2008 increased on a percentage basis due to the write-down of inventory in the amount of $225,000.

Gross Profit.  Gross profit was $646,665 (or approximately 39% of revenues) for the six months ended June 30, 2008 as compared to $1,345,056 (or approximately 47% of revenues) for the six months ended June 30, 2007, a decrease of $698,391 or approximately 52%.   The decrease in gross profit as a percentage of revenue is a result of higher inventory write-downs that are reflected in the cost of sales.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Expenses.  Operating expenses for the six months ended June 30, 2008 declined by $98,307, to $1,213,561 or approximately 74% of revenue as compared to $1,311,868 or approximately 46% of revenue for the six months ended June 30, 2007.  The increase in operating expenses as a percentage of revenue is attributable to a more rapid decrease in revenues earned from our liquidation services in the second quarter of 2008. Operating expenses are expected to decrease more significantly in the second half of the 2008 as we realize savings from the cost cutting measures implemented during the first half of the year.

Personnel expenses were $785,756 or approximately 65% of our operating expenses during the six months ended June 30, 2008 as compared to $875,361 or approximately 67% of our operating expenses during the six months ended June 30, 2007, a decline of $89,605 or approximately 10%.  These expenses consisted of salaries and benefits of $610,178 (compared to $477,029 for the six months ended June 30, 2007), management fees of $78,000 (compared to $78,000 for the six months ended June 30, 2007), and commissions of $97,578 (compared to $320,332 for the six months ended June 30, 2007).  The decrease in commissions is attributed to a decrease in revenue.  Salaries and benefits increased due to higher staffing requirements from 2007.  However, we anticipate that these personnel expenses will decrease during the remainder of the year.

Bad debts totalled $59,584 as we reassessed the recoverability of certain trade receivables and determined that our efforts to collect them have been unsuccessful and the amounts should be written off.

During the six months ended June 30, 2008, the cost of investor relations and shareholder information services was $50,066 as compared to $46,300 for the six months ended June 30, 2007, an increase of $3,766 or approximately 8%.  The cost of investor relations services are expected to remain consistent thru the 2008 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totalled $43,377 during the six months ended June 30, 2008 as compared to $56,270 for the six months ended June 30, 2007, a decrease of $12,893 or approximately 23%.  Professional fees relate to the preparation of our Securities Exchange Act reports, the preparation of our American Stock Exchange filings and the audit of our financial statements.  Professional fees were higher in the 2007 fiscal year due to fees incurred as a result of increased legal transactions and the restatement of our financial statements.

During the six months ended June 30, 2008, advertising and promotion expenses were $15,372 or approximately 1% of our operating expenses as compared to $28,804 or approximately 2% of our operating expenses for the six months ended June 30, 2007, a decrease of $13,432 or approximately 47%.  Advertising and promotion expenses were lower as we refined our marketing efforts.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance, website maintenance and office and administration expenses) totalled $257,245 or approximately 21% of total operating expenses during the six months ended June 30, 2008, an increase of $19,936 or approximately 8% over general overhead expenses of $237,309 or approximately 18% of total operating expenses for the six months ended June 30, 2007.  Rent, utilities, and property tax totalled $62,366, telephone expenses totalled $22,352, travel expenses totalled $59,834, repairs and maintenance expenses totalled $5,546, auto expenses totalled $19,118, insurance expenses totalled $13,835, website maintenance totalled $35,564 and office and administration expenses totalled $38,630.

We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations.  We anticipate that the overall level of general overhead expenses in dollars will increase as our revenues increase.

Depreciation and amortization expense was $89,059 for the six months ended June 30, 2008 as compared to $71,291 for the six months ended June 30, 2007.  Depreciation and amortization expense was higher during the six months ended June 30, 2008 as we fully depreciated one of our intangible assets.

Operating Net Gain (Loss).  For the six months ended June 30, 2008, we realized a loss from operations of $582,252 before other items compared to a gain of $201,861 for the six months ended June 30, 2007.  We realized additional losses from other items (foreign exchange and joint venture) of $68,950 compared to additional gains of $7,710 from the same period in 2007.

We recorded net loss for the six months ended June 30, 2008 of $651,202, or $(0.011) per share, as compared to net income of $209,571 or $0.003 per share, for the six months ended June 30, 2007. The loss for the period is attributed primarily to the following:

- loss from operations of $212,524

- a write-down of inventory in the amount of $225,000

- provision for doubtful accounts of $59,584

- settlement on legal claim of $65,035

- depreciation in the amount of $89,059

We intend to continue to find ways to reduce costs and expand our business, including through acquisitions.  We believe that revenues and earnings will increase as we grow.

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

To date, we have funded our operations with our revenues, with dividends and interest from our investments, with loans from Mr. Abdul Ladha, our chief executive officer, president, chief financial officer and a director, and with the proceeds from the sales of our securities.  A moderate portion of the revenue we earn has come from the auctions we hold through eBay and the National Auctioneers Association. eBay’s recent decision to shut down the operations of its eBay Live Auctions platform effective December 31, 2008 may have a material adverse affect on our operations and may result in the suspension of our business.

Currently, however, we believe that revenues from our operations together with interest earned on our loan portfolio and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we intend to do so through public or private offerings of our securities or from loans, if we are able to obtain them.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  Although Mr. Ladha has provided loans to us in the past, he is under no obligation to do so.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

As of June 30, 2008 we had working capital of $2,105,501 made up of cash and cash equivalents of $241,332, accounts receivable of $694,681, employee receivable of $362,757, mortgages and loans receivable of $1,432,833, inventory of $795,467 and prepaid expenses of $105,703 all of which were offset by accounts payable and accrued liabilities of $95,940, deferred revenue of $694 and a bank loan of $1,430,638.

Cash used for operating activities totalled $787,898 due to a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2008.  Our cash resources may decrease further if we complete an acquisition during 2008, experience a delay in our construction financing, or if we are unable to maintain positive cash flow from our business through 2008.

Net cash used in investing activities during the six months ended June 30, 2008 was $1,647,229. Cash was used for loan advances and to increase our investment in property held for development.  Net cash from financing activities during the six months ended June 30, 2008, was $1,096,321 which resulted from a bank loan of $1,470,625 less cash used for the purchase of treasury stock.

Subsequent Events

Subsequent to June 30, 2008, we entered into the following transactions:

On July 17, 2008 we made a loan in the amount of $1,728,054 ($1,750,000 CAD) to a commercial borrower.  The loan bears interest at 12% per annum (interest is receivable at $17,280 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009.  The loan is secured by a mortgage on the property and a general security agreement over the assets of the borrower.

In July 2008, Abdul Ladha advanced a loan in the amount of $500,000 CAD to us.  The loan bears interest at the prime rate as announced by the Royal Bank of Canada, plus 1.00% per annum, payable monthly, with the principal due for repayment on demand.

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

ITEM 4T: DISCLOSURE CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make this disclosure.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three ended June 30, 2008, we made the following purchases of our common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet Be Purchased Under the Plan or Program
April	659,653	$0.113	659,653	0
May	615,335	$0.104	615,335	0
June	0	n/a	0	0
Total	1,274,988		1,274,988	0

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

ABLEAUCTIONS.COM INC.

Date: August 12, 2008

By:/s/ ABDUL LADHA_______

Name:  Abdul Ladha

Title: President, Chief Executive

Officer, Chief Financial Officer