Form 10-Q
period 2008-03-30
ABLEAUCTIONS COM INC
filed 2008-11-13
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------------------

FORM 10-Q

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding common shares, $ .001 par value, of the registrant at November 12, 2008 was 70,876,378.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding our financial position and our business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify forward-looking statements, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the loss of our key personnel; our dependence on marketing relationships with auction houses, third party suppliers and strategic partners such as eBay; our ability to protect our intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on the continued growth in use of the Internet; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others; a downturn in the value of the real property that we own or that we are developing; risks over which we have no control, such as the general downturn in the economies of the United States and Canada which may adversely affect discretionary spending by consumers as well as the ability of borrowers to make loan repayments and the ability of individuals to purchase the condominiums we are developing, and the other risks and uncertainties described in this report.

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

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

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauctions’ liquidation stores located in California and British Columbia and through auctions we conduct in the United States and Canada.  We also generate revenues by providing inventory brokerage services at www.unlimitedcloseouts.com and www.unlimitedcloseouts.ca.

Auction Broadcast Services – We broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website www.NAAonlinesolutions.com.  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  These auctions are facilitated using eBay’s live auction technology through the website, www.iCollector.com.  We also provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

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

As of September 30, 2008, our investments were broken down as follows:

Type of Investment	Amount
Loans	$ 2,626,386
Real Property	$ 2,775,212
Real Property held for Development	$ 7,104,697
Investment in Joint Venture	$ 1,392,964

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We refer to this development as Phase I in this report.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  We expect revenue of approximately $22.1 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $18.44 million ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $2.04 million ($2.34 million CAD) in deposits at are being held in trust with Macdonald Realty Ltd.  We paid $341,446 ($366,749 CAD) to Macdonald Realty for its services to date. We have committed an additional $600,082 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totalling $334,804 ($384,833 CAD) as commitment for the development of Phase I.

On February 15, 2008 we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of Phase I. In consideration of these services, we have agreed to pay Cantera a fixed fee of $542,316 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $14.28 million ($16.42 million CAD) from the Royal Bank of Canada for the development of Phase I.

The credit facility is secured by guarantees from Axion and Ableauctions.com Inc., by a general security agreement covering all of the assets of Axion and by the property.  The advances accrue interest at the prime rate announced by Royal Bank of Canada plus 0.75% per annum. A fee of $47,073 was paid to the Royal Bank of Canada for arrangement of this credit facility.  Of this amount, $35,378 was paid during the 2007 fiscal year with the remaining balance paid in the first quarter of 2008.

The credit facility has been granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance, a cash investment by Axion of approximately $4.75 million ($4.84 million CAD) toward the development including the cost of the land, and fixed price contracts for at least 50% of Phase I’s hard construction costs prior to the initial draw and 80% by December 2008.  As of November 10, 2008, the Axion has fulfilled all remaining obligations of the construction credit facility.

Construction Progress as of October 22, 2008: ($ CAD)

Project costs of work completed to date:	$8,936,319
Project costs of remaining work:	$12,321,550
Estimated total project costs:	$21,257,869
Variance from original construction budget:	$(41,980)
Current loan from the Royal Bank of Canada:	$4,099,440

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As of October 22, 2008, we had borrowed approximately $913,000 from Mr. Ladha, of which approximately $850,000 has been repaid.

On April 28, 2008, construction of Phase I commenced and it is estimated that it will be completed by September 30, 2009. If the development is suspended for any reason, including but not limited to our inability to obtain financing, permits or trades, we will not be able to recover all of our expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase, or even maintain, its value.

On October 6, 2008, we entered into a Development Agreement to acquire a 50% interest in Surrey Central City Holdings Ltd. (“Surrey”), a private company controlled by Mr. Ladha.  Surrey owns four properties (collectively referred to in this report as the “Property”) adjacent to Phase I.  Through Surrey, we can explore the potential of developing a second phase of this project by improving Surrey’s properties with a residential complex consisting of 76 to 138 condominiums.  We believe that such a development could potentially generate revenue of approximately $16 million to $30 million before expenses and income splitting.

Under the terms of the Development Agreement, we will acquire a 50% interest in the capital stock of Surrey from Surrey’s sole shareholder.  The purchase price for the 50% interest is $1,347,440, subject to adjustment.  We will pay one-half of the purchase price in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note also includes a provision allowing the seller to convert up to $1 million of the principal amount, and any interest thereon, into shares of our common stock. The purchase of the interest in Surrey and the corresponding conversion of the promissory note to stock are subject to shareholder and regulatory approval.  We will have the right, for a period of one year, to sell back our interest in Surrey for the original purchase price, less one-half of the expenses incurred by Surrey in its efforts to develop the Property, in the event financing or approval of a preliminary development plan cannot be obtained.

The Development Agreement anticipates that Mr. Ladha and Overture Development Corporation will provide services to Surrey in developing the Property.  These services include managing the build-out; working with government agencies to obtain approval of the development and obtaining the plans, permits and approvals required to complete the build-out; providing contractor’s services, including liaising with various trades to coordinate construction of the build-out and supervising and directing construction of the build-out; preparing and implementing a marketing plan; providing the construction bonds; and obtaining financing and home warranty coverage for the development.  Mr. Ladha and Overture Development Corporation will jointly receive 25% of the net profit from Phase I and 12.5% of the net profit from the development of the Property for providing these services.

Axion also holds a 1/3 interest in two vacant lots located in Langley, British Columbia. The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3.  The properties were purchased on August 14, 2006 for a purchase price of $3.42 million and are currently being offered for sale at $4.2 million CAD.

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At September 30, 2008, Axion had approximately $2,626,386 outstanding in loans.

Trends, Events and Uncertainties

On April 15, 2008 we announced that we had been notified by eBay that it intends to wind down the operations of its eBay Live Auctions platform effective December 31, 2008.  This decision along with the continued weakness in the U.S. economy has negatively impacted our liquidation and live auction broadcast services operations.

The downturn in the U.S. economy has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues were approximately 27% lower during the 2007 fiscal year and approximately 58% lower during the nine months ended September, 2008 compared to the same period in the previous year.  There can be no assurance that we will be able to increase our revenues from our operations during the remaining quarter of 2008.  Although we have implemented strong cost control measures to reduce recurring operating expenditures related to these business units, if the U.S. economy does not experience a significant recovery during the 2008 and 2009 fiscal year, we expect that our operations will continue to be adversely affected. As a result, we are currently exploring all avenues to mitigate any further losses in this sector including the divestiture and possible liquidation or winding-down of these operations.

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

We account for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). We use the current rate method, as the functional currency is the Canadian dollar. All assets and liabilities are translated at the current rates, while stockholders’ equity accounts are translated at the appropriate historical rate or rates. Revenues and expenses are translated at the weighted-average rate for the year. Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

Loans and Real Property

During the nine months ended September 30, 2008, our investment in loans generated approximately $155,253 in revenues.  During the nine months ended September 30, 2008, 16% of the value of our assets was held in the form of loans and 65% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$2,494,967	15%
Other Assets	$781,770	5%
Real Estate (head office)	$2,359,282	14%
Real Estate (development)	$7,104,697	42%
Real Estate (Joint Venture)	$1,392,964	8%
Loans	$2,626,386	16%
Total	$16,760,066	100%

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

We generally earn revenues from our auction activities either through consignment sales or through sales of inventory we purchase.  For consignment sales, we earn auction fees charged to consignees, and buyer’s premiums charged to purchasers, determined as a percentage of the sale price.  For inventory sales, we earn a profit or incur a loss on the sale; to the extent the purchase price exceeds or is less than the purchase price paid for such inventory.

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

Results of Operations

Three months ended September 30, 2008 compared to the corresponding period in 2007.

Revenues.  During the three months ended September 30, 2008, we had revenues of $604,486 compared to revenues of $1,321,108 during the same period in 2007, a decrease of $716,622 or approximately 54%.

The decrease in revenues is primarily the result of a 62% decrease in revenues from our liquidation services.  Revenues from our liquidation services totalled $386,623 (or approximately 64% of our total revenue) compared to revenues of $1,030,252 (or approximately 78% of our total revenue) during the same period in 2007.  The decrease in revenue from our liquidation service is due to a decrease in demand for liquidation inventory from top U.S. retailers resulting from the general downturn in the U.S. economy, which has affected the capital available for purchasing goods that are not necessities.

Aside from the impact of the decline in the U.S. economy, revenues earned in the future from our liquidation services may also fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of our overall revenues until the completion of the development of our real estate projects.

Revenues from our subsidiary, iCollector, and from our NAALive auction operations decreased by approximately 44% to $124,542 during the three months ended September 30, 2008, compared to $221,850 for the same period in 2007.  The number of auction sessions facilitated during the three months ended September 30, 2008 decreased by approximately 41% to 198 compared to 334 auction sessions for the same period in 2007.  The number of auction sessions may vary from quarter to quarter based on our clients’ product schedules.  The number of auctions facilitated may not reflect the total revenue realized by our live auctions business. In general, approximately 80% of our revenue is derived from approximately 13% of our live auction clients.  Overall, we expect auction sessions to decrease in 2009 as eBay winds down the operations of its eBay Live Auctions platform effective December 31, 2008.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $54,221 during the three months ended September 30, 2008, compared to $37,890 during the same period in 2007.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

During the three months ended September 30, 2008, we had investment income of $81,550 compared to $86,017 for the same period in 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.

The development project in Surrey, British Columbia is expected to be completed on or about September 30, 2009 and is expected to generate revenue before expenses in excess of $25 million CAD if we are successful in completing the project on schedule and within our budget.

Cost of Revenue.  Cost of revenue was $845,723 for the three months ended September 30, 2008, compared to $731,897 during the same period in 2007.  Cost of revenue for the three months ended September 30, 2008 increased due to the write-down of inventory in the amount of $359,187.

Gross Profit.  Gross profit was ($241,237) for the three months ended September 30, 2008, compared to gross profit of $589,211 for the three months ended September 30, 2007. The decrease in gross profit is a direct result of the write-down of inventory in the amount of $359,187.

Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Expenses.   Operating expenses during the three month period ended September 30, 2008 were substantially unchanged from the corresponding three month period in 2007.  Operating expenses were $655,955 compared to $632,014 during the three month period ended September 30, 2007.  We have implemented number of cost cutting measures that we expect will decrease operating expenses further for the remainder of the year and in 2009.  Decreases in operating expenses in the current quarter were partly offset by an increase in accounting and legal expenses and interest expense during the period.

Professional fees, which are made up primarily of accounting fees and legal fees, totaled $78,043 for the three months ended September 30, 2008.  Professional fees are related to the preparation of our Securities and Exchange Commission reports, compliance with American Stock Exchange rules and the audit of our financial statements.  Professional fees are expected to increase further due to increased compliance requirements and if we make an acquisition or undertake any substantial transaction.

During the three month period ended September 30, 2008, the cost of investor relations and shareholder information services was $30,654 as compared to $29,790 for the same period in 2007.  We expect the cost of investor relations services in 2008 will remain steady throughout the year.

Interest expense totalled $46,220 during the three months ended September 30, 2008 as compared to $14,898 for the three months ended September 30, 2007.  The interest charges relate to our line of credit with the Royal Bank of Canada, which accrues interest at the rate of prime plus 0.5%.

During the three month period ended September 30, 2008, salaries and benefits totalled $251,178 compared to $242,221 for the same period in 2007.  The increase of $8,957 or approximately 4% was due to a greater number of employees and increased benefits as compared to the previous year.

Total personnel expenses, including salaries and benefits, totalled $367,286 or approximately 56% of our operating expenses during the three-month period ended September 30, 2008 as compared to $450,845 or approximately 71% of our operating expenses during the three-month period ended September 30, 2007.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $39,000 for the same period in 2007), and commissions of $77,108 (compared to $169,624 for the same period in 2007).  Current cost cutting measures are expected to further reduce personnel expenses for the remainder of the year.

During the three-month period ended September 30, 2008, advertising and promotion expenses were $6,810 or approximately 1% of our operating expenses as compared to $19,417 or approximately 3% of our operating expenses for the three-month period ended September 30, 2007.

General overhead expenses increased by $6,918 or approximately 6%, to $126,943 during the three month period ended September 30, 2008 (compared to $120,025 for the same period in 2007).   General overhead expenses comprised approximately 19% (compared to approximately 19% for the same period in 2007) of our total operating expenses and approximately 21% (compared to approximately 9% for the same period in 2007) of our total revenue.  General overhead expenses include rent and utilities, which totalled $32,213, telephone, which totalled $18,152, travel related to operations, which totalled $15,359, repairs and maintenance, which totalled $7,539, automotive, which totalled $2,539, insurance, which totalled $8,029, website maintenance, which totalled $18,438 and office and administration expenses, which totalled $23,674.

Depreciation and amortization expense was $26,316 for the three-month period ended September 30, 2008 as compared to $61,589 for the three-month period ended September 30, 2007. Depreciation and amortization expense was lower during the nine months ended September 30, 2008 as we fully amortized one of our intangible assets.

Net Loss.  We realized a net loss of $1,183,978or $(0.02) per share for the three months ended September 30, 2008 as compared to a net loss of $16,949 or $(0.00) per share for the three months ended September 30, 2007.  The loss for the period ended September 30, 2008 is attributed primarily to the following:

-

loss of $476,863 from operations

-

a write-down of $321,612 related to restructuring of our live auction platform, software, non-compete and marketing agreements

-

a write-down of inventory in the amount of $359,187

-

depreciation in the amount of $26,316

Based on eBay’s intention to wind down the operations of its eBay Live Auctions platform effective December 31, 2008 and the continued weakness in the U.S. economy, the Company will restructure its operations or acquire or merge with another business.  However, in the absence of any immediate and definitive transaction, the Company intends to expand its investment and property development business, which management believes to be in the best interests of the Company and its shareholders.

Nine months ended September 30, 2008 compared to the corresponding period in 2007.

Revenues.  During the nine months ended September 30, 2008, we had revenues of $2,252,233 compared to revenues of $4,169,992 during the same period in 2007, a decrease of $1,917,759 or approximately 46%.

The decrease in revenues is primarily attributable to a decrease in revenues earned from our liquidation services.  Revenues from our liquidation services totalled $1,330,699 (or approximately 59% of our total revenue) for the nine months ended September 30, 2008, compared to revenues of $3,152,046 (or approximately 76% of our total revenue) during the same period in 2007, a decrease of $1,821,347 or approximately 58%.  The decrease in revenue from our liquidation service is due to a decrease in demand for liquidation inventory from U.S. retailers as a result of the general downturn in the U.S. economy, which has affected the capital available for purchasing goods that are not necessities.

Aside from the impact of the decline in the U.S. economy, revenues earned in the future from our liquidation services may also fluctuate widely based upon seasonality, the inventory available, the timing of orders, and our ability to verify and ship orders on a timely basis.  We anticipate that revenues from our liquidation sector will continue to represent the majority of our overall revenues until the completion of the development of our real estate projects.

Revenues from our subsidiary, iCollector, and from our NAALive auction operations totalled $562,728 during the nine months ended September 30, 2008, compared to $696,560 during the same period in 2007.  The number of auction sessions facilitated in the first three quarters of 2008 decreased by approximately 45% to 911 compared to 1,644 auction sessions for the same period in 2007.  The number of auction sessions may vary from quarter to quarter based on our clients product schedules.  The number of auctions facilitated may not reflect the total revenue realized by our live auctions business. In general, approximately 80% of our revenue is derived from approximately 13% of our live auction clients.  Overall, we expect auction sessions to decrease in 2009 as eBay winds down the operations of its eBay Live Auctions platform effective December 31, 2008.

Revenues from our proprietary point-of-sale (POS) sales processing and reporting system totalled $239,977 during the nine months ended September 30, 2008, compared to $231,205 during the same period in 2007.  Approximately 25% of our revenues from POS system sales result from software maintenance and support contracts.  Future revenues from POS system sales are expected to fluctuate widely based upon seasonality and the timing of contract renewals.

During the nine months ended September 30, 2008, we had investment income of $155,253 compared to $325,981 for the same period in 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.

The development project in Surrey, British Columbia is expected to be completed on or about September 30, 2009 and is expected to generate revenue before expenses in excess of $25 million CAD if we are successful in completing the project on schedule and within our budget.

Cost of Revenues.  Cost of revenue was $1,846,805 or approximately 82% of our revenues during the nine months ended September 30, 2008, compared to $2,235,725 or approximately 54% of our revenues during the same period in 2007.  Cost of revenue for the nine months ended September 30, 2008 increased on a percentage basis due to the write-down of inventory in the amount of $580,082.

Gross Profit.  Gross profit was $405,428 (or approximately 18% of revenues) for the nine months ended September 30, 2008 as compared to $1,934,267 (or approximately 46% of revenues) for the nine months ended September 30, 2007, a decrease of $1,528,839 or approximately 79%.  The decrease in gross profit as a percentage of revenue is a result of higher inventory write-downs that are reflected in the cost of sales.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2008 declined by $74,366, to $1,869,516 or approximately 83% of revenue as compared to $1,943,882 or approximately 47% of revenue for the nine months ended September 30, 2007.  The increase in operating expenses as a percentage of revenue is attributable to a decrease in revenues earned from our liquidation services in the second and third quarters of 2008. Operating expenses are expected to decrease in 2009 as we realize additional savings from further cost cutting measures.

Personnel expenses were $1,153,042 or approximately 62% of our operating expenses during the nine months ended September 30, 2008 as compared to $1,326,206 or approximately 68% of our operating expenses during the nine months ended September 30, 2007, a decline of $173,164 or approximately 13%.  These expenses consisted of salaries and benefits of $861,356 (compared to $719,250 for the nine months ended September 30, 2007), management fees of $117,000 (compared to $117,000 for the nine months ended September 30, 2007), and commissions of $174,686 (compared to $489,956 for the nine months ended September 30, 2007).  The decrease in commissions is directly attributed to a decrease in revenue for the period.

Bad debts totalled $59,584 as we reassessed the recoverability of certain trade receivables and determined that our efforts to collect them have been unsuccessful and the amounts should be written off.

Interest expense was $48,381 during the nine months ended September 30,2008 as compared to $50,219 for the nine months ended September 30, 2007.  The interest charges relate to our line of credit with the Royal Bank of Canada, which accrues interest at the rate of prime plus 0.5%.

During the nine months ended September 30, 2008, the cost of investor relations and shareholder information services was $80,720 as compared to $75,874 for the nine months ended September 30, 2007, an increase of $4,846 or approximately 6%.  The cost of investor relations services are expected to remain consistent thru the 2008 fiscal year.

Professional fees, which are made up primarily of accounting fees and legal fees, totaled $121,420 during the nine months ended September 30, 2008 as compared to $53,525 for the nine months ended September 30, 2007, an increase of $67,895 or approximately 127%.  Professional fees relate to the preparation of our Securities and Exchange Commission reports, compliance with the American Stock Exchange rules and the audit of our financial statements.  Professional fees are expected to increase further due to increased compliance requirements and if we make an acquisition or undertake any substantial transaction.

During the nine months ended September 30, 2008, advertising and promotion expenses were $22,182 or approximately 1% of our operating expenses as compared to $48,221 or approximately 2% of our operating expenses for the nine months ended September 30, 2007, a decrease of $26,039 or approximately 54%.

General overhead expenses (rent, utilities and property taxes, telephone, travel, repairs and maintenance, auto, insurance, website maintenance and office and administration expenses) totalled $384,187 or approximately 21% of total operating expenses during the nine months ended September 30, 2008, an increase of $26,854 or approximately 8% over general overhead expenses of $357,334 or approximately 18% of total operating expenses for the nine months ended September 30, 2007.  Rent, utilities, and property tax totalled $95,579, telephone expenses totalled $40,504, travel expenses totalled $75,193, repairs and maintenance expenses totalled $13,085, auto expenses totalled $21,657, insurance expenses totalled $21,864, website maintenance totalled $54,002 and office and administration expenses totalled $62,304.

Depreciation and amortization expense was $115,375 for the nine months ended September 30, 2008 as compared to $132,880 for the nine months ended September 30, 2007.  Depreciation and amortization expense was lower during the nine months ended September 30, 2008 as we fully amortized one of our intangible assets.

Operating Net Gain (Loss). We recorded net loss for the nine months ended September 30, 2008 of $1,835,180, or $(0.031) per share, as compared to net income of $192,622 or $0.003 per share, for the nine months ended September 30, 2007. The loss for the period is attributed primarily to the following:

- loss of $693,492 from operations

- a write-down of $321,612 related to restructuring of our live auction platform,  software, non-compete and marketing agreements

- a write-down of inventory in the amount of $580,082

- provision for doubtful accounts of $59,584

- settlement on legal claim of $65,035

- depreciation in the amount of $115,375

Based on eBay’s intention to wind down the operations of its eBay Live Auctions platform effective December 31, 2008 and the continued weakness in the U.S. economy, the Company will restructure its operations or acquire or merge with another business.  However, in the absence of any immediate and definitive transaction, the Company intends to expand its investment and property development business, which management believes to be in the best interests of the Company and its shareholders.

Liquidity and Capital Resources

Our capital requirements particularly as they relate to expansion, our plan to purchase inventory we liquidate and our real estate development projects, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to acquire or merge with another business, the pace at which we can restructure our live auctions platform and the rate of construction on our development project.

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

As of September 30, 2008 we had working capital of negative $810,553 made up of cash and cash equivalents of $963,687, accounts receivable of $544,518, employee receivable of $354,512, mortgages and loans receivable of $2,626,386, inventory of $583,367 and prepaid expenses of $49,596 all of which were offset by accounts payable and accrued liabilities of $167,941, a loan payable to Mr. Ladha of $913,347 and a bank loan of $4,850,618.

During the nine months ended September 30, 2008, cash used for operating activities totalled $1,118,088 due to a decrease in accounts receivable, in inventory, and in accounts payable and accrued liabilities.  Our cash resources may decrease further if we complete an acquisition during 2008, experience a delay in our construction financing, or if we are unable to achieve positive cash flow from our business through 2008.  During the nine months ended September 30, 2007, cash provided by operating activities was $149,970 and was due primarily to an increase in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable.

Net cash used in investing activities during the nine months ended September 30, 2008 was $5,050,121. Cash was used for loan advances and to increase our investment in property held for development.  Net cash from financing activities during the nine months ended September 30, 2008 was $5,572,504, which represented proceeds from a bank loan. During the nine months ended September 30, 2007, net cash used in investing activities was $216,257, which related primarily to property development costs and loan advances.  During this same period, net cash used in financing activities was $232,711, which resulted primarily from the repayment of a bank loan and the purchase of treasury stock.

Subsequent Events

As described above, subsequent to September 30, 2008, we entered into a Development Agreement between the company and Mr. Ladha, Overture Development Corporation, Surrey Central City Ltd. (“Surrey”) and Bullion Reef Holdings Ltd. (“Bullion”).  Pursuant to the Development Agreement, we intend to purchase one-half of the capital stock of Surrey from Bullion.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Securities Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make this disclosure.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2008 Abdul Ladha, our chief executive officer, president, chief financial officer and a director, entered into an Agreement to Convert Debt (the “Agreement”) with us.  Pursuant to the Agreement, Mr. Ladha agreed to accept units consisting of 1 share of our common stock and a warrant to purchase 1.5 shares of our common stock as partial payment of certain loans made to us.  On July 15, 2008, Mr. Ladha loaned us $124,762.95 in principal amount and on July 24, 2008 Mr. Ladha loaned us $374,288.85 in principal amount.  The loans accrued interest at the prime rate as announced by Royal Bank of Canada plus 1% and are due on demand.  Pursuant to the Agreement, Mr. Ladha accepted units consisting of 4,800,000 shares of common stock and a warrant for the purchase of 7,200,000 shares of common stock as full payment of $384,000 in principal amount of the loans.  The number of units to be issued was computed by using the last sale price of our common stock on Tuesday, August 19, 2008, which was $0.08.  The warrant exercise price was $0.09 and the warrant term was 5 years.  The average adjusted closing price of the stock for the last 60 days prior to August 19, 2008 was $0.074.  Mr. Ladha exercised the warrant on October 8, 2008.  As a result, a total of 12,000,000 shares of common stock were issued to him.  We relied on Section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as Mr. Ladha, an affiliate, was the only purchaser of the securities and the offer and sale were conducted without any form of general solicitation or general advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

1

First Quarter Financial Statements

3.1

Certificate of Incorporation(1)

3.1.1

Amendment to Certificate of Incorporation(2)

3.2

By-laws(1)

10.1

Agreement to Convert Debt dated August 19, 2008 between the registrant and Abdul

Ladha(3)

10.2

Warrant Agreement issued to Abdul Ladha on August 19, 2008 in conjunction with

Agreement to Convert Debt(3)

31.1

Certification pursuant to Rule 13a-14(a) and 15d-14(a)(4)

31.2

Certification pursuant to Rule 13a-14(a) and 15d-14(a)(4)

32

Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(4)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999 as file number 001-15931.

(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004 as file number 001-15931.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2008 as file number 001-15931.

(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: November 12, 2008

By:/s/ ABDUL LADHA

Name:  Abdul Ladha

Title: President, Chief Executive

Officer, Chief Financial Officer