Form 10-K
period 2008-12-31
ABLEAUCTIONS COM INC
filed 2009-03-25
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

❒    TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________

Commission file number  001-15931

ABLEAUCTIONS.COM, INC.
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3404233 (I.R.S. Employer Identification No.)

1963 Lougheed Highway, Coquitlam, British Columbia, Canada (Address of principal executive offices)	V3K 3T8 (Zip Code)

Issuer’s telephone number  604-521-3369

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ❒ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ❒ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ❒                                                                                                             Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,860,211

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 16, 2009 the number of shares of the registrant’s classes of common stock outstanding was 5,906,957.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (eg., Part 1, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

Table of  Contents

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify “forward-looking statements”, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the loss of the Company’s key personnel; the Company’s ability to protect its intellectual property rights; government regulation of Internet commerce and the auction industry; dependence on continued growth in use of the Internet; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others, risks over which the Company has no control, such as the downturn in the worldwide economy which has adversely affected the value of real property, tightened the credit markets and impacted discretionary spending by consumers, and the other risks and uncertainties described in this report.

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

PART I

Item 1.     Description of Business

Overview

We provide liquidation and merchandizing services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  We also provide mortgages and loans to individuals and companies, and develop real estate.  We classify our business interests into 4 reportable segments: the auction, liquidation and technology business, which consists principally of liquidation and merchandizing services; loans, which consists of mortgages and loans; real property and property development, which consists principally of properties held for development; and a segement we call “other” which encompasses our corporate activities such as investor and public relations and the management of cash and marketable securities held for investment.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this report.

Auction, Liquidation and Technology Segment

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauctions’ liquidation stores located in California and British Columbia and through auctions we conduct in the United States and Canada.  We also generate revenues by providing inventory brokerage services at www.unlimitedcloseouts.com and www.unlimitedcloseouts.ca.

Auction Broadcast Services – We broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website www.naalive.com and www.naaonlinesolutions.com.  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  Prior to December 31, 2008, these auctions were facilitated using eBay’s live auction technology.  Commencing January 1, 2009, these auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website , www.iCollector.com. We also provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

Point-of-Sale (POS) Services - Through our subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell to retailers, install and support our proprietary point-of-sale (POS) sales processing and reporting system.

 Real Property Development and Lending Segments

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.

As of December 31, 2008, our loan and real estate segments included the following investments:

Investment	Amount
Loans	$2,294,745
Real Property (raw land)	$2,193,475
Real Property held for development	$8,520,055
Investment in joint venture	$1,223,728
Investment in Surrey City Central Holdings Ltd.	$1,671,638

Other Segment

Ableauctions.com Inc. manages our corporate and public company affairs and all related activities such as investor and public relations and the management of our cash and marketable securities held for investment.

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

Liquidation Services

During 2008, most of our business involving the liquidation of excess inventory was carried out by our wholly owned subsidiary, Unlimited Closeouts, Inc., which contacts major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sells the merchandise to major retail chains, other resellers or the public.

We earn commissions ranging from 10% to 25% on the inventory that we sell.  During the 2008 fiscal year, revenue from our liquidation business totaled $1,653,902, or approximately 59% of all the revenue we earned.

Our liquidation operations are currently dependant on one key individual.  If we were to lose our current operator, the loss could have a material adverse effect on this sector of our business and on our results of operations.

Auction Broadcast Services

We now provide technology and related services to auction houses and galleries to enable them to broadcast auctions live over the Internet through the use of our proprietary technology.

In a traditional bricks and mortar auction setting, prior to the auction bidders must register to qualify as bidders.  Up until the start of an auction, bidders are able to preview the merchandise and submit absentee bids.  Once the auction begins, the registered bidders bid against each other for merchandise auctioned at a physical location with the auctioned merchandise being sold to the highest bidder.  A typical auction may draw 500 people and have 1,000 lots of merchandise.

Through our auction broadcast services, as used with our proprietary technology platform, auction houses and galleries are now empowered with technology that enables them to broadcast their auctions over the Internet in real-time, allowing online bidders to bid against bidders physically present at the location.  Like a traditional bricks and mortar auction, bidders register on-line before the auction begins in order to qualify, to preview the merchandise and to place absentee bids.  Once the auction begins, online bidders bid from their computers in real-time against bidders present at the location (“floor bidders”) and against each other.  Online bidders are invoiced electronically for their winning bids and are able to remit payment electronically.  We believe that our technology and services make the online purchase of auction merchandise more convenient for consumers.  For auction businesses, we believe that this technology can increase the size of auction audiences by increasing exposure to auctions, increase the final hammer price for merchandise sold and lower overall transaction costs.

We have also developed technology that manages the “back-end” of the auction, enabling auctioneers to run auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

iCollector

Through our subsidiary, iCollector.com Technologies Ltd., we broadcast auctions live over the Internet using our proprietary technology platform.  iCollector represents antique, fine art and premium collectible auction houses and galleries, whose inventories typically include fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that are obtained primarily from Europe, Canada and the United States.  iCollector catalogues its client’s inventory and features it on its website located at www.icollector.com.  iCollector also provides back-end auction-related products and services to galleries and auction houses for a fee, so that the auctions can be conducted more efficiently.  We provide galleries and auction houses with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

During the 2008 fiscal year, our iCollector operations declined by approximately 35%.  We facilitated 891 auction sessions as compared to 1,373 auction sessions during the 2007 fiscal year.  Revenue from our iCollector operations totaled $521,793 during the 2008 fiscal year, or approximately 19% of all the revenue we earned.  The fee charged to our auction house clients was approximately $1,500 per auction plus approximately 5% of the value of the merchandise sold online, which we shared equally between us and eBay.

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

During the 2008 fiscal year, our NAALive operations declined by approximately 31%.  We facilitated 188 auction sessions as compared to 271 auctions sessions during the 2007 fiscal year.  Revenue from these operations totaled $177,203, or approximately 6% of all the revenue we earned during the 2008 fiscal year.  The fee charged to our auction house clients was approximately $300 per auction plus approximately 2.0% of the value of the merchandise sold online.  We pay the NAA up to 20% of the fees we collect for joint marketing.

As with our iCollector operations, we have developed similar technology, systems and processes to manage the back-end of the auction operations we conduct for NAA and to broadcast these auctions live over the Internet, applying our experience in managing and operating auction houses with Internet broadcasting capabilities.  Our technology enables auctioneers to manage auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

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

In early 2007, we released an enhanced version of Rapidfusion’s point of sale software that includes integrated gift registry functions.  We became certified by Paymentech Solutions to use its software and, as a result, were able to integrate credit card and debit card transactions into our software through advanced Paymentech Pin-Pads, replacing existing separate point of sale credit card and debit card terminals with simple pin-pad card readers.

Revenue from sales of our Rapidfusion products totaled $302,585, or approximately 11% of all the revenue we earned during the 2008 fiscal year.

Real Property Development

In an effort to expand our business we created Axion Investment Corporation, referred to in this discussion as “Axion”, to develop real estate and make short term loans.

Gruv Development

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We refer to this development as Phase I of the Gruv Development in this report.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums.  We expect revenue of approximately $20.9 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $17.4 million ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $1.92 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  We paid $301,108 ($366,749 CAD) to Macdonald Realty for its services to date. We have budgeted an additional $566,299 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totalling $320,558 ($384,833 CAD) as commitment for the development of Phase I.

On February 15, 2008 we entered into a Construction Management Agreement with Cantera Management Group Ltd. (“Cantera”) to manage the development of Phase I. In consideration of these services, we have agreed to pay Cantera a fixed fee of $454,024 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

On March 12, 2008, we obtained an updated conditional credit facility in the amount of $13.48 million ($16.42 million CAD) from the Royal Bank of Canada for the development of Phase I.

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

The credit facility has been granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance, a cash investment by Axion of approximately $3.97 million ($4.84 million CAD) toward the development including the cost of the land, and fixed price contracts for at least 50% of Phase I’s hard construction costs prior to the initial draw and 80% by December 2008.  By November 10, 2008, Axion had fulfilled all the obligations of the construction credit facility.

Construction Progress as of February 27, 2009: ($ CAD)

Project costs of work completed to date:	$12,258,987
Project costs of remaining work:	$8,998,882
Estimated total project costs:	$21,257,869
Variance from original construction budget:	$(150,718)
Current outstanding principal balance of loan from the Royal Bank of Canada:	$7,422,117

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As of February 27, 2009, we had borrowed approximately $913,000 from Mr. Ladha, all of which has been repaid.

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

On October 6, 2008, we entered into a Development Agreement to acquire a 50% interest in Surrey Central City Holdings Ltd. (“Surrey”), a private company controlled by Mr. Ladha.  Surrey owns four properties adjacent to Phase I of our Gruv Development.  Through Surrey, we intend to explore the potential of developing a second phase of this project by improving Surrey’s properties with a residential complex consisting of 76 to 138 condominiums.  We believe that such a development could potentially generate revenue of approximately $16 million to $30 million before expenses and income splitting.

Under the terms of the Development Agreement, we acquired a 50% interest in the capital stock of Surrey from Surrey’s sole shareholder, Bullion Reef Holdings Ltd. (“Bullion”), an entity controlled by Mr. Ladha and owned by the Ladha Family Trust.  While Mr. Ladha is not a beneficiary of the Ladha Family Trust, members of his family are beneficiaries.  The purchase price for the 50% interest was $1,347,440, subject to adjustment.  According to the Development Agreement, the purchase price could be increased to reflect the increase in value that will accrue to the Property if Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the Property if Surrey were able to acquire a lot adjacent to the Property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.  Because the purchase of the lot was completed after the acquisition of our interest in Surrey was consummated, this transaction did not trigger an adjustment to the purchase price.

We agreed to pay one-half of the purchase price in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note also includes a provision allowing Bullion to convert up to $1 million of the principal amount, and any interest accrued thereon, into shares of our common stock at a price of $0.432 per share.  The total number of shares that could be issued if Bullion converts up to $1 million of principal and interest accrued thereon would total 2,465,277 shares.  We will have the right, for a period of one year, to sell back our interest in Surrey for the original purchase price, less one-half of the expenses incurred by Surrey in its efforts to develop the Property, in the event financing or approval of a preliminary development plan cannot be obtained.

The Development Agreement also anticipates that Mr. Ladha and Overture Development Corporation will provide services to Surrey in developing the Property.  These services include managing the build-out; working with government agencies to obtain approval of the development and obtaining the plans, permits and approvals required to complete the build-out; providing contractor’s services, including liaising with various trades to coordinate construction of the build-out and supervising and directing construction of the build-out; preparing and implementing a marketing plan; providing the construction bonds; and obtaining financing and home warranty coverage for the development.  Mr. Ladha and Overture Development Corporation will jointly receive 25% of the net profit from Phase I and 12.5% of the net profit from the development of the property owned by Surrey for providing these services.

Township Holdings Ltd.

Through Township Holdings Ltd., Axion also holds a 1/3 interest in two vacant lots located in Langley, British Columbia. The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3.  The properties were purchased on August 14, 2006 for a purchase price of $3.42 million and are currently being offered for sale.

Loans

Axion also provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2008, Axion had approximately $2,294,745 outstanding in loans.

Other (Investment)

Investment of our cash and marketable securities is managed by Ableauctions.com, Inc.

Competition

Online Auction Companies

We face competition from traditional auctioneers and from online auction companies that use the Internet to sell or auction surplus capital assets, equipment, art or collectibles.  The Internet auction industry is rapidly evolving, and intensely competitive, and we expect competition to intensify in the future.  A variety of auction web sites are presently available on the Internet that are dedicated to facilitating person-to-person and business-to-person transactions on a bid-based format.  These auction services allow sellers to post merchandise on their web sites and buyers to locate items and submit bids online.  These services generally organize merchandise by categories and provide descriptions, pictures, or video clips of merchandise offered for sale.

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

Real Estate Development

The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor.  We do not represent a significant competitive presence in the real estate development industry and we do not believe that we will ever have a competitive presence in that industry.  We have only one real estate development project and one real estate development project in the planning stage.

Government Regulation

Online Auction Companies

There are currently few laws or regulations that directly apply to access to, or commerce on, the Internet.  Governing bodies have, and may continue to, adopt laws and regulations governing issues such as user privacy on the Internet and the pricing, characteristics, and quality of products and services offered over the Internet.  It is also possible that government authorities will adopt sales or other taxes involving Internet businesses.  The passage of any such laws may make the cost of doing business much higher for us, which may adversely impact our results of operations.  Currently we have no significant expenses associated with legal or regulatory compliance.

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

Employees

As of March 16, 2009 we have a total of 26 people employed, including 22 full time staff, 3 consultants and 1 part-time employee.  In addition to management, we employ sales people, administrative staff, and development and technical personnel.  From time to time, to further reduce expenses, we may employ independent consultants or contractors to support our research and development, marketing, sales and support, and administrative organizations.  No collective bargaining units represent our employees.  We believe our relations with our employees are good.

Item 1A.     Risk Factors

In addition to the factors discussed elsewhere in this Annual Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Our revenues have declined each quarter over the past two fiscal years.  We are not sure if we will ever be profitable.

Over the past two fiscal years our revenues have declined each quarter.  Our net loss for the fiscal year ended December 31, 2007 was $693,258 and our net loss for the fiscal year ended December 31, 2008 was $2,771,826.  We are not certain that we will ever be profitable.

The effects of the recent economic crisis have impacted our business, operating results, or financial condition.  We are not certain when this crisis will end.

The recent economic crisis has caused disruptions and extreme volatility in financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer and business spending.  These developments have negatively affected our business, operating results, or financial condition in a number of ways.  For example, the downturn in consumer spending has resulted in lower sales of the overstock we purchase for resale to other businesses.  Furthermore, the deterioration in the real estate market may make it unprofitable to develop our real estate projects and the tightening credit market may make it impossible for us to sell the units once the projects are built out.  We are not sure when this economic crisis will end

As of December 31, 2008, we had a working capital deficiency of $4,208,436.  Our revenues are not adequate to support our operations.  We do not expect this to change in the near term.  This may require us to curtail or cease our operations.

As of December 31, 2008 we had a working capital deficiency of $4,208,436 and our operating expenses exceeded our revenues by approximately $136,000.  Our revenues are not adequate to support our operations and we do not expect this to change in the near term.  While we are taking measures to cut costs, if revenues continue to decline we may have to severely curtail, or even cease, our operations.

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

•	our ability to attract new clients to use our services;
•	the announcement or introduction of new sites, services and products by our competitors;
•	the success of our marketing campaigns;
•	price competition;
•	the level of use of the Internet and online services;
•	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•	the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure; and
•	general economic conditions as well as economic conditions specific to the Internet and online commerce industries.

Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.  We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our auction business is done through the Internet and requires us to be able to include all the bidders that care to bid at the auctions we facilitate.  However, we may be subject to capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth.

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

Substantially all of the computer hardware for operating our service is currently located in British Columbia.  These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.  We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and we do not carry sufficient business interruption insurance to compensate for losses that may occur.  Any damage to or failure of the systems could result in reductions in, or terminations of, the Ableauctions service, which could have a material adverse effect on our business, results of operations and financial condition.

Changing technology may render our equipment, software, and programming obsolete or irrelevant.

The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions, and evolving industry standards.  The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features, and reliability of our Internet-based products and services, particularly in response to competitive offerings.  We cannot guarantee that we will be successful in responding quickly, cost effectively, and sufficiently to these developments.  In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet sites and services and could fundamentally affect the character, viability, and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition, and operating results.  In addition, new Internet-based products, services, or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of customer confidence, either of which could have a material adverse effect on our business, financial condition, and operating results.

Our inventory liquidation business, Unlimited Closeouts, Inc., is dependent on a small number of customers.

Unlimited Closeouts, Inc., our inventory liquidation business, accounted for approximately 59% of our revenues during the 2008 fiscal year.  Ten customers accounted for approximately 70% of these revenues, with the largest customer accounting for approximately 50% of the revenues.  If we were to lose any one of these customers, it could have a material adverse effect on the business of Unlimited Closeouts, Inc. and on our results of operations.

If we cannot protect our Internet domain names, our ability to conduct our operations may be impeded.

Our Internet domain names, particularly “ableauctions.com” and “icollector.com”, are an extremely important part of our business and the business of our subsidiaries.  Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names.  The regulation of domain names in the United States and in foreign countries may be subject to change.  Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names.  As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business.  We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on, or otherwise decrease the value of our trademarks and other proprietary rights.  Third parties have acquired domain names that include “auctions” or other variations both in the United States and elsewhere.

Our success depends on the services of Abdul Ladha and Erick Richardson, the key employees of Ableauctions.com, Inc. and Unlimited Closeouts Inc. respectively

Our future success will depend on Abdul Ladha, our chief executive officer and president and Erick Richardson, manager of Unlimited Closeouts Inc.  The loss of any one of these individuals could have an adverse effect on our operations.  We do not maintain insurance to cover the loss that may result from the death of either of these individuals.

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

Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to web site and systems development than we can or may try to attract traffic by offering services for free.  We cannot assure you that we will be able to compete successfully against current and future competitors.  Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, results of operations, and financial condition.

Our business may be subject to government regulation and legal uncertainties that may increase the costs of our operations or limit our ability to generate revenues.

We are subject to the same federal, state, and local laws as other companies conducting business on the Internet.  Today there are relatively few laws specifically directed towards online services.  However, due to the increasing popularity and use of the Internet and online services, it is possible that many laws and regulations will be adopted regarding the Internet or online services.  These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security.  Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is sometimes uncertain.  In addition, numerous states have regulations regarding the manner in which auctions may be conducted and the liability of auctioneers in conducting such auctions.

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

We collect sales and other similar taxes on goods sold on our web site, as applicable.  One or more states may seek to impose additional sales tax collection obligations on companies such as ours that engage in or facilitate online commerce.  Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet.  These proposals, if adopted, could substantially impair the growth of electronic commerce and could diminish our opportunity to derive financial benefit from our activities.

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

In 2005 we expanded our business to include loaning funds to individuals and businesses in the Vancouver, British Columbia area.  During 2008, revenues from these loans totaled $207,781.  The loans we make are always secured, generally by real property.  We generally obtain appraisals or assessments of the property prior to making the loans.  However, as a result of the economic downturn, the value of the property could decline and the loan become unsecured.  If that were to happen, and a default in payment occurred, we may be unable to recover the funds that were loaned.  This could have a material, adverse affect on our revenues.

Adverse economic conditions could significantly reduce the amount of income we earn on our commercial and residential real estate loans.

Adverse economic conditions have caused us to experience an increase in the number of commercial and residential real estate loans that could result in loan delinquencies, foreclosures and non performing assets and a decrease in the value of the property or other collateral which secures our real estate loans, all of which could adversely affect our results of operations. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

Our borrowers may increasingly be unable to achieve their business plans due to the economic environment and strain on commercial real estate, which may cause stress in our real estate loan portfolio.

Many of our commercial real estate loans are made to borrowers who have a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by rising unemployment and overall financial uncertainty. If borrowers are unable to achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

Loan repayments may be less likely in the current market environment.

In the past, a source of liquidity for us was the voluntary repayment of loans. Because financial lending institutions have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning real estate finance market, borrowers that are performing on their loans will almost certainly extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

Higher loan loss reserves are expected if economic conditions do not improve.

If the declines in the Canadian and U.S. economies do not stabilize and reverse in 2009, we will likely experience significant increases in loan loss reserves, potential defaults and asset impairment charges in the future.

During 2005 we further expanded our business to include property development.  In order to develop property, we must advance significant funds which – if the development fails – we may not be able to recover.

We are currently developing one property for mixed commercial and residential use and planning for the development of a second property.   As opportunities arise, we may develop other properties in the future.  In order to develop property, we must spend a significant amount of time and money.  We must acquire the property, have plans prepared, obtain zoning approvals and permits and build and sell the project.  During any phase of the project we could experience delays (such as in obtaining permits) or unforeseen problems (such as labor disputes, increasing materials costs, or an inability to obtain adequate financing).  Even if we are able to build the project, the market for the units we build could decline.  We cannot guarantee you that our building projects will be successful or that we will be able to recover the money we put into them.  If our building projects are unsuccessful, our business and our cash flow will be materially adversely affected.

Even though we will obtain homeowner warranties for our building project from a registered insurer, we will still be liable for up to $2.05 million ($2.5 million CAD) in the event that significant warranty claims are made.  If we were required to pay this entire amount, it could have a material adverse effect on our cash flow and results of operations.

We are currently developing the property located at 9655 King George Highway for mixed commercial and residential use in British Columbia.  Under the Homeowner Protection Act in British Columbia (1999), we are required to provide warranties (commonly referred to as a 2-5-10 Home Warranty Certificate) for new home buyers through a registered insurer or warranty provider.  For our development located at 9655 King George Highway, we have paid approximately $150,000 to register for the home warranty program with Travelers Warranty.  In the event one or more purchasers of the condominium units makes a claim during the warranty period, the insurer can require us to repair any deficiencies at our expense or deny the claim.  The comprehensive 2-5-10 Home Warranty Certificate provides new home buyers with protection and coverage on new homes for the following:

- Year 1 – Any defect in materials and labor

- Year 2 – Defects in materials and labor supplied for:

gas, electrical, plumbing, heating ventilation and air-conditioning delivery and distribution systems;

exterior cladding, caulking, windows and doors that may lead to detachment or material damage to the new home;

coverage for any defects in materials and labor rendering the new home unfit to live in; and

subject to certain conditions, coverage for non-compliance or a violation of the building code

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

Our liability, once the development is complete and we sell the condominium units, is $82,051 ($100,000 CAD) per unit to a maximum of $2.05 million ($2.5 million CAD) for the entire project.  If there were major defects in the construction of the condominium units and we were required to pay the entire $2.52 million ($2.5 million CAD), our cash flows and results of operations could be materially adversely affected.

Despite the insurance that we carry for the development of our properties, we could still be liable for the activities of our general contractor or the sub-contractors hired by our general contractor.  If we were found to be liable for the acts or omissions of our general contractor or a subcontractor, our business, operations and financial condition could be materially adversely affected.

We carry course of construction insurance in the amount of $14.5 million CAD and a wrap-around liability policy in the amount of $5 million CAD for the construction of the Gruv Development.  Despite our best efforts to cover any foreseeable losses related to our acts or omissions, we could be found liable for the acts or omissions of our general contractor or any of our sub-contractors.  For example, if a crane at the building site were to fall and injure or kill someone, we might be held liable for the damages sustained by the plaintiff on the theory that we were negligent in failing to adequately investigate the background of the general contractor.  If our insurance did not cover the loss and we were required to pay damages to the plaintiff, our business, results of operations and financial condition could be materially adversely affected.

The economic downturn and lack of financing may result in defaults to our Gruv Development presale contracts.  If there are too many defaults, we could be forced to resell units substantially below cost resulting in a material adverse effect on our operations.

We entered into agreements to pre-sell 100% of the 111 Gruv Development residential condominiums prior to construction and have collected approximately $1.92 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  Despite the legal obligations incurred by those who entered into pre-sale contracts, if a substantial number of purchasers do not complete their purchases when the development is completed, due to either financing, changes in unit styles, or any other reason, we could be forced to resell the units at prices substantially below the cost of building them, resulting in a significant and material adverse impact on our operations.

The credit facilities that we use may require us to provide additional collateral, which could significantly impact our liquidity position.

We have used credit facilities to finance some of our operations and short-term cash flow needs. Although our secured credit facility is with a major financial institution, if the market value of the commercial real estate pledged by us declines in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness and foreclose upon the assets securing the credit facilities, which could have a material adverse effect on our business and operations.

If we are unable to extend or renew our existing secured credit facilities, our results of operations, financial condition and business could be significantly harmed.

Credit facilities are critical to our business. If we are unable to extend or renew our existing secured credit facilities, our results of operations, financial condition and business could be significantly harmed.

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

The posting of inventory on auction websites using our own technology may expose us to certain liabilities.

The posting of inventory on auction websites using our own technology may expose us to certain liabilities.  The inventory posted for sale, whether it belongs to us or to a client, may not be free of liens or encumbrances, may violate laws, may cause damage, death or harm, may be unsuitable for the use suggested, may be counterfeited, misrepresented, damaged, illustrated incorrectly or not authentic, or may be damaged during delivery or shipment.  In addition, the posting of the image may illustrate or describe the inventory incorrectly or violate trademarks or copyrights belonging to others.  Further, the parties to the auction may fail to consummate the transaction or act fraudulently or dishonestly.  Finally, we may make errors in posting a catalogue for a client such as missing an item, incorrectly uploading the information, posting erroneous starting times, inadvertently (or through equipment malfunctions, data crashes, viruses, hackers, etc.) omitting the catalogue altogether or losing the client’s data.  Any such occurrences could cause harm to our reputation or result in a loss of clients or customers, any of which could adversely impact our results of operations.

We have invested our assets in securities such as stocks, bonds, mortgage loans, real estate and income trusts.  If these investments decline in value, we may suffer significant losses.

As of December 31, 2008, our holdings included the following:

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,747,383	10%
Other Assets	$439,270	2%
Real Estate (head office)	$2,193,475	12%
Real Estate (development)	$8,520,055	47%
Real Estate (Joint Venture)	$1,223,728	7%
Real Estate (Surrey City Central)	$1,671,638	9%
Loans	$2,294,745	13%
Total	$18,090,294	100%

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

If the NYSE Alternext US determines that our common stock does not meet its listing criteria, our stock could be delisted.

We are not under any immediate threat to be delisted from the NYSE Alternext US (formerly the American Stock Exchange and referred to herein as the “Exchange”) and the Exchange has not taken any action in notifying us of any concerns surrounding the listing.  However, the Exchange may change its listing requirements or we may not be able to meet the listing criteria.  If our common stock were delisted from the Exchange, it would likely be traded on the Over-the-Counter Bulletin Board, which is merely a quotation system, not an issuer listing service.  Buying and selling securities on the Over-the-Counter Bulletin Board is not as efficient as buying and selling securities on an exchange, therefore, if our common stock ceased to be traded on the Exchange it would likely be more difficult for you to sell your stock or to receive the best price for your stock.

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

We may be unable to adequately protect our intellectual property.  Our failure to protect our intellectual property could adversely effect our business.

We own the trademarks Ableauctions, Unlimited Closeouts, iTrustee and iCollector. The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company attempts to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company’s technology or to deter independent third party development of similar technologies.  The Company continues to rely on common law to protect its intellectual property.  Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company’s services are made available online.  The Company has licensed in the past and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of the Ableauctions or iCollector brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company’s proprietary rights or reputation, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Item 1B.      Unresolved Staff Comments

As a smaller reporting company we are not required to provide this information.

Item 2.         Properties

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

1963 Lougheed Highway - On February 24, 2005 we purchased the building located at 1963 Lougheed Highway, Coquitlam, British Columbia, in which our corporate headquarters are located.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchase price was $2,221,316 and the effective date of the transaction was January 1, 2005.  A portion of the property continues to be leased to two tenants.  We occupy approximately 11,000 square feet.  These premises are in good condition and suitable for our operations.  We believe that the property is adequately insured.  We have listed the property for sale for approximately $3,500,000 CAD.

On October 11, 2006, we arranged for a credit facility (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”) for our subsidiary, Axion Investment Corp.  The amount of the Credit Facility is currently $1,995,000 CAD and bears interest at the prime rate as announced by the Bank, plus 0.50% per year.  Payments of interest and principal in the amount of $14,914 CAD are due each month.  Repayment of the Credit Facility is secured by a mortgage on this property, which includes an assignment of rents, recorded against the property and by a guarantee and a postponement of claim signed by us in favor of the Bank.  (A postponement of claim prevents us from making any claim against the borrower until the Bank is paid in full.)  The Bank may exercise its rights and remedies under the mortgage upon default in the payment of the Credit Facility.

9655 King George Highway - On August 19, 2005, we completed the purchase of real property located at 9655 King George Highway, Surrey, British Columbia V3T 2V3 from Imara Venture Ltd.  The total purchase price was $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  Information relating to this development is included in the section of this Annual Report titled “Item 1 – Business”.

Properties belonging to Surrey Central City Holdings Ltd.

On October 6, 2008, we entered into a Development Agreement to acquire a 50% interest in Surrey Central City Holdings Ltd. (“Surrey”), a private company controlled by Mr. Ladha.  Surrey owned four properties adjacent to Phase I of our Gruv Development at that time.  On October 20, 2008, Surrey entered into an agreement to purchase a fifth lot, 13509 96th Ave., for approximately $700,000 from an un-related party. The total investment amount of $1,671,638 has been recorded as “Investment in Surrey City Central” on the balance sheet as of December 31, 2008, with an amount of $1,363,765 owing to the director as of December 31, 2008.

Through Surrey, we intend to explore the potential of developing a second phase of this project by improving Surrey’s properties with a residential complex consisting of 76 to 138 condominiums.  Information relating to the Development Agreement is included in the section of this Annual Report titled “Item 1 – Business”.

Township Holdings Ltd. (“THL”) - 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia - On July 14, 2006 Axion Investment Corp. entered into a Joint Venture Agreement (“Agreement”) with two unrelated parties, Canitalia Industries Ltd. and 449991 B.C. Ltd., for the purpose of purchasing two vacant lots for development.  The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3 (the “Property”).   The Property was purchased on August 14, 2006 for a purchase price of $2.66 million ($2.99 million CAD).

On March 13, 2007, Axion authorized  Envision Credit Union (“ECU”) to make a demand loan to THL in the amount of $1.30 million ($1.4 million CAD) for the benefit of the other two shareholders, Canitalia and 449991 (the “Loan”).  The parties have acknowledged that the Loan is for the sole benefit of 449991 and Canitalia and have agreed that none of THL, Axion or Mr. Ladha will have responsibility for payments of the Loan and that THL, Axion and Mr. Ladha will be fully indemnified for any expenses or payments they become liable for thereunder.  In exchange for the Loan, ECU received a promissory note from THL requiring the payment of interest only at the rate of prime plus 1% per annum until ECU demands payment of the principal.  The loan is secured with a mortgage against the Property and a security interest in the personal property of THL.  ECU also required Axion and Mr. Ladha to enter into a Debt Service Agreement.

Pursuant to the Debt Service Agreement, Mr. Ladha and Axion agree that they will be responsible for the monthly interest payments required by the promissory note in the event that 449991 and Canitalia fail to make the payments as required.

If 449991 and Canitalia default on the loan obligation to ECU, Axion will be entitled, but not obligated, to purchase the shares of stock in THL that are owned by the responsible parties at a price discount to market.  If Axion exercises its right to purchase the stock owned by the responsible parties, then it will have no further recourse against 449991 and Canitalia for payment of the Loan.  If Axion does not exercise its right to purchase the stock owned by the responsible parties, then the responsible parties agree that they shall indemnify and hold the president, Axion and THL harmless from and against any amounts that they or any of them may pay in order to bring the Loan into good standing or to prevent ECU from foreclosing on its security, including, without limiting the generality of the foregoing, any payments of principal, interest, and legal fees made by Axion, Mr. Ladha or THL.

Other Property

We lease approximately 1,000 square feet of office space located at Suite 217, 323 East Matilija Street, Ojai, California.  The monthly payments are $1,713 and the lease term is five years.  The lease term began in April 2006.  The facility serves as the operating office for Unlimited Closeouts Inc. The premises are in good condition and suitable for the operations of Unlimited Closeouts Inc.

Item 3.      Legal Proceedings

Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on December 17, 2008.  At the meeting, the following matters were approved by our shareholders, as described below:

Proposal 1.                        The number of shares cast for, against and withheld with respect to the nominees for election to the Board of Directors to serve until the annual meeting of shareholders to be held in the year 2009 was as follows:

	FOR	AGAINST	ABSTAIN
Abdul Ladha	44,387,809	13,452,003	584,994
Barrett Sleeman	45,025,988	12,212,027	1,186,790
Dr. David Vogt	44,964,352	12,277,358	1,183,096
Michael Boyling	45,762,488	11,474,050	1,188,267

Proposal 2.                        The number of shares cast for, against and withheld with respect to confirmation of Cinnamon Jang Willoughby & Company, Chartered Accountants, as our independent auditors for the fiscal year ending December 31, 2008 was as follows:

FOR	AGAINST	ABSTAIN
52,837,197	5,182,673	404,935

Proposal 3.                        The number of shares cast for, against and withheld with respect to authorizing an amendment to our articles of incorporation to effect a 1-for-12 reverse split of our common stock was as follows:

FOR	AGAINST	ABSTAIN
40,847,706	17,290,920	286,180

Proposal 4.                        The number of shares cast for, against and withheld with respect to approving the acquisition of a 50% interest in Surrey Central City Holdings Ltd. and issuing shares of our common stock in accordance with the terms of a convertible promissory note signed in conjunction therewith was as follows:

FOR	AGAINST	ABSTAIN
21,612,677	3,134,420	122,899

For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal had been obtained, abstentions and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to certain matters (“broker non-votes”) were included in the number of shares present and entitled to vote but had no effect on the vote.

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

Our common stock has traded on the NYSE Alternext US (formerly the American Stock Exchange) since June 29, 2000 under the symbol “AAC”.  Prior to June 29, 2000 our common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for our common stock for each quarter during the period from January 1, 2007 through December 31, 2008, as published by the NYSE Alternext US, is set forth below.  The table gives effect to a 1-for-12 stock split that we effected on January 15, 2009.

Quarterly Common Stock Price Ranges
(Adjusted for reverse stock split)

	2007
Quarter Ended	High	Low
March 31	$2.28	$2.16
June 30	$2.28	$2.04
September 30	$2.52	$2.40
December 31	$1.80	$1.56

	2008
Quarter Ended	High	Low
March 31	$1.80	$1.56
June 30	$0.96	$0.96
September 30	$0.72	$0.48
December 31	$0.36	$0.24

There were 576 record holders of our common stock as of March 16, 2009.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have not paid dividends on our common stock since our inception.  The decision to pay dividends on common stock is within the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

Not applicable.

Securities authorized for issuance under equity compensation plans

The Board of Directors has authorized the following equity compensation plans:

Ableauctions.com, Inc. 2002 Stock Option Plan for Directors.

In 2002, the Board of Directors adopted the Ableauctions.com, Inc. 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our directors.  On the date the Directors Plan was adopted, the total number of pre-split shares of common stock subject to it was 2,653,631.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding.  The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

Ableauctions.com, Inc. 2002 Consultant Stock Plan.

In 2002 the Board of Directors adopted the Ableauctions.com, Inc. 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in the Company’s growth by paying for such services with equity awards.  The total number of pre-split shares of common stock subject to the Consultants Plan was increased from 6,500,000 to 16,000,000 as approved by the Board of Directors in 2003.  The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note, subject to applicable law.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

Ableauctions.com, Inc. 1999 Stock Option Plan.

In 1999 the Board of Directors adopted the Ableauctions.com, Inc. 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of the Company’s shareholders.  The total number of pre-split shares of common stock subject to the Option Plan is 10,900,000.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the Company’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the Company’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

The following table illustrates, as of December 31, 2008, information relating to all of our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2
Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	187,500	$4.80	1,145,833
Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	351,186	$4.80	557,147
Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	95,833	$4.80	125,302

Repurchase of Common Stock

Not applicable

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

Overview

Our business operates in 4 segments. We operate an excess inventory liquidation business, facilitate on-line auctions and sell point-of-sale software and services; we are engaged in the development of real property; we provide generally small, short term loans to Canadian residents; and we manage our cash and marketable securities and undertake other corporate activities.  Our headquarters are in Coquitlam, British Columbia although our liquidation business is located in California.

Our plan when we acquired Able Auctions (1991) Ltd. in August 1999 was to expand its operations by purchasing bricks and mortar auction businesses throughout North America and developing the technology to allow them to broadcast their call auctions over the Internet.  However, after making several acquisitions we decided to abandon this strategy, due to the high cost of maintaining the auction businesses.  Instead, we turned our efforts to developing software that would allow us to host auctions on-line.  This technology has been developed.  During 2004 we entered into an agreement with the National Auctioneers Association to host on-line auctions for its members and we use this technology for those auctions.  In 2003, we began a relationship with eBay.  Prior to December 31, 2008, our subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd., used eBay’s Live Auction Platform to provide services to arts, collectible and antique auction houses to broadcast their auctions over the Internet.  The fees we earned from these auction broadcasts were split equally with eBay. On December 31, 2008 eBay stopped providing its auction platform technology.  Since that date, we have provided these auction broadcast services using our proprietary technology platform through our website, www.iCollector.com.

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

It has been our intention to continue to expand our business by increasing the number of auctions we hold on-line, and by finding lucrative liquidation opportunities.  We continually contact auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions we host.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who need to dispose of merchandise quickly.  However, our business has been adversely affected by the recession in the United States, from which we derived most of our revenues during the 2008 fiscal year.  The recession in the United States has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues are 53% lower and in our live auction business, where revenues have decreased by 28%.  There can be no assurance that we will be able to increase our revenues from our operations.

One segment of our business invests in and develops real property.  We are currently developing one project and we are preparing for the development of the second project.  We cannot guarantee that these projects will be successful or that the property, once developed, will increase, or even maintain, its value.  During the 2008 fiscal year, we intend to review this segment of our operations to determine whether continuing these operations is in our best interests and those of our shareholders.

Another segment of our business provides short term loans to various businesses and individuals in Canada.  The loans typically have terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2008, we had outstanding approximately $2,294,745 in loans.

As discussed below, we have already seen a reduction in our revenues as a result of the recession in the U.S. and, if the economy continues to decline, this loss of revenue may continue indefinitely.  The decline in the U.S. economy may adversely affect our future liquidity.

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

We account for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". We use the current rate method as the functional currency is the Canadian dollar. All assets and liabilities are translated at the current rates, while stockholder’s equity accounts are translated at the appropriate historical rate or rates. Revenues and expenses are translated at the weighted-average rate for the year. Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

During the 2008 fiscal year, our investment in loans generated approximately $207,781 in revenues.  Currently, 13% of the value of our assets is held in the form of loans and 75% of the value of our assets is held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,747,383	10%
Other Assets	$439,270	2%
Real Estate (head office)	$2,193,475	12%
Real Estate (development)	$8,520,055	47%
Real Estate (Joint Venture)	$1,223,728	7%
Real Estate (Surrey City Central)	$1,671,638	9%
Loans	$2,294,745	13%
Total	$18, 090,294	100%

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

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, we adopted SFAS 123(R) which requires that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  We have evaluated the impact of the adoption of SFAS 123(R) and based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, we believe the impact will not be significant to our overall results of operations and financial position.

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

We have net operating losses carried forward of approximately $7,300,000 which expire in years ranging from 2009 to 2028.  We have provided a full valuation allowance of approximately $2,740,686 on the deferred tax asset because of the uncertainty of realizability.

Contractual Obligations

We are committed under the following contractual obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating lease obligations	$49,451	$23,756	$25,695		-

As noted in Item 2 of this Annual Report, we are committed to payments with respect to an agreement to lease office premises.

Results of Operations

Year ended December 31, 2008 compared to the Year ended December 31, 2007, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2008, we had revenues of $2,806,136 as compared to $4,938,918 during the year ended December 31, 2007, a decrease of 43%.  The decrease in revenues is a result of a 54% decrease in revenues from our liquidation services. Our liquidation business accounted for $1,653,902 for the 2008 fiscal year (59% of total revenue), compared to revenue of $3,574,616 for the 2007 fiscal year (72% of total revenue).   Specifically, the decrease in revenue from our liquidation service is the result of a decrease in demand of liquidation inventory from top retailers.  In order to weather the loss of revenues during the recession in the U.S., we have implemented strong cost control measures in order to reduce recurring operating expenditures and we are expanding in other areas to supplement revenue.  For example, we have downsized our staffing and reduced the overhead at our Canadian operations while, at the same time, we have established an efficient and cost effective drop-shipment facility in Ojai, California.

During the 2008 fiscal year, revenues from our iCollector and NAALive operations decreased 28% to $698,996 compared to $974,948 for the 2007 fiscal year. This decrease was a direct result of the slowdown in the U.S. economy and a 35% decrease in the number of overall auction sessions facilitated by iCollector and NAALive, which fell from 1,373 and 271, respectively, in 2007 to 891 and 188, respectively, in 2008.

Our liquidation services accounted for 59% of total revenue for 2008.   We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we manage are directly related to the strength of the economy of the U.S., and that the current recession in the U.S. could continue to have an adverse effect on our revenues in these two areas of our business.

During the year ended December 31, 2008, we had investment income of $207,781 compared to $397,977 for the year ended December 31, 2007.  The decrease in investment income is a result of our shift in investment strategy towards real estate property development and away from marketable securities.  The investment in property development is longer term in nature and, as a result, returns will be realized on completion of projects.  As of December 31, 2008, our holdings in real estate totalled approximately $13,608,896, representing the lower of cost or market for these assets.

Operating Expenses.  Operating expenses, which include but are not limited to employee salaries and benefits, management fees, rent, utilities, expenses for accounting and legal services and insurance, totalled $2,942,138, or 105% of net revenues, for the year ended December 31, 2008 as compared to $2,994,064, or 61% of net revenues, for the year ended December 31, 2007.  Operating expenses remained substantially unchanged.  As a percentage of revenues, operating expenses increased significantly due to the decrease in revenue we experienced in 2008.  As noted above, management has implemented cost control measures in order to reduce recurring operating expenditures and at the same time has expanded operations in other areas to supplement revenue.

Gross Profit and Cost of Revenues.  Cost of revenues was $2,065,759 or 74% of our revenues for the year ended December 31, 2008, compared to $2,980,221 or 60% of our revenues during the same period in 2007.  Cost of sales for 2008 decreased as a result of lower revenues and also included a write-down of inventory in the amount of $553,731.

Gross profit was $740,377 or 26% of total revenue for the year ended December 31, 2008, compared to gross profit of $1,958,697 or 40% of total revenue for the year ended December 31, 2007.  The decrease in gross profit as a percentage of revenue reflects the performance of our liquidation services, which realized lower gross profit margins in 2008 compared to 2007.

Net Loss.  We realized a net loss of $2,771,826 or $(0.53) per share for the year ended December 31, 2008 as compared to a net loss of $693,258 or $(0.13) per share for the year ended December 31, 2007.  The loss for the year ended December 31, 2008 is partially attributed to write-downs as a result of the decline in the economy and eBay’s decision to wind down its live auction platform.  Specifically, the losses are comprised of:

-	a write-down of inventory in the amount of $553,731
-	impairment of intangible assets in the amount of $321,612
-	impairment of property and equipment in amount of $273,432
-	settlement of legal claim in the amount of $65,035
-	depreciation in the amount of $135,664,
-	a write-down of $86,143 to accounts receivable primarily due to the bankruptcy of an auction house located in the US, and
-	operating loss of $1,336,209 (net of items indicated above)

Liquidity and Capital Resources

Set forth below are our estimated cash operating and capital budgets for operations for the remainder of the fiscal year ending December 31, 2009:

Marketing	$150,000
Working Capital	500,000
Investor Relations	200,000
Property Development	9,000,000
Required Capital:	$9,850,000

As of December 31, 2008, we had working capital deficiency of $4,208,436.

We cannot assure you that our actual expenditures for the 2009 fiscal year will not exceed our estimated operating budget.  Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things, unexpected costs related to our business, additional property development costs, acquisition and/or expansion costs, reliability of the assumptions of management in estimating costs and certain economic factors.

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

Since 1999, we have funded our activities principally from any cash flow generated from our operations and our investments, loans from our chief executive officer, the private placement of our securities and the exercise of stock options.

In 2007, we had working capital of $4,238,590.  In 2008, we had a deficiency in our working capital of $4,202,436. We had cash and cash equivalents of $223,592, accounts receivables of $545,740, employee receivable of $248,072, loans receivable of $2,294,745, inventory of $666,138 and prepaid expenses of $63,841 minus current liabilities of $8,250,564 at December 31, 2008.

Cash flow used in operating activities was $1,370,384 during the year ended December 31, 2008 as compared to cash from operating activities of $238,727 during the year ended December 31, 2007.  The change in operating cash flow between 2007 and 2008 was primarily due to impairment of assets and write down of inventory from operations in 2008. Our cash resources may decrease further if we complete an acquisition during 2009, experience a delay in our construction financing, or if we are unable to achieve positive cash flow from our business through 2009.

Cash flow used in investing activities during the fiscal year ended December 31, 2008 was $9,480,730.  Cash was used for loan advances and to increase our investment in property held for development.  Cash flow from financing activities was $9,580,932, which primarily resulted from proceeds from bank loans and advances from a director.

As of December 31, 2008, our holdings included the following:

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,747,383	10%
Other Assets	$439,270	2%
Real Estate (head office)	$2,193,475	12%
Real Estate (development)	$8,520,055	47%
Real Estate (Joint Venture)	$1,223,728	7%
Real Estate (Surrey City Central)	$1,671,638	9%
Loans	$2,294,745	13%
Total	$18, 090,294	100%

As noted above, during the fiscal year ended December 31, 2008, we received income of $207,781 from investments in loans.

The guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, are as follows:

a) We are committed to payments with respect to an agreement to lease office premises.  Future minimum payments required under the lease are as follows:

2009	23,756
2010	20,556
2011	5,139
$49,451

b)
We are committed to additional commissions and bonuses to be paid in the amount of $600,082 ($689,750 CAD) upon the successful completion of the sale and transfer of strata lots related to the Gruv Development as described in Note 7 to our consolidated financial statements.

c)
We have unconditionally guaranteed the interest and repayment of a demand loan to Envision Credit Union (“ECU”) related to Township Holdings Ltd. The guarantee continues until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due upon demand.  We estimated a value of $40,535 for this guarantee, and we have provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at December 31, 2008.

We do not have off-balance sheet arrangements.

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

Item 9A.            Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer (“CEO”), who is also our president and chief financial officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, president, and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on management’s assessment, management has concluded that, for the reasons set forth below, as of December 31, 2008 our internal control over financial reporting was effective with some weaknesses in the areas of segregation of duties and monitoring of control procedures at the subsidiary level.

Our business is a small and efficient operation with only 6 management employees.  As a result, we do not have excess management to adequately segregate each and every duty in certain areas.  This is also true of our subsidiaries, many of which have only a limited number of employees.

In order to remediate this weakness, we will need to hire a number of additional employees.  Until we are able to hire additional employees to remediate this weakness, management has determined to report more frequently to our audit committee and to have members of our audit committee review our control procedures on a regular basis.

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

(b) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information.

Not applicable.

PART III

Item 10.         Directors, Executive Officers, Promoters and Control Persons;  Compliance With Section 16(a) of the Exchange Act

Officers and Directors

Abdul Ladha, Age 47

Abdul Ladha has been a director, president, and chief executive officer of the company since August 24, 1999.  He also currently serves as the chief financial officer.  In addition, Mr. Ladha is president of all of the company’s wholly owned subsidiaries.  Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia.  In 1985 he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services.  Mr. Ladha was president, chief executive officer, and a director of Dexton Technologies from December 1994 to July 2001.  In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.

Mr. Ladha is the executive director of CITA, the Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada’s technological entrepreneurs.  CITA is sponsored by the University of British Columbia, Simon Fraser University, the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

Barrett E.G. Sleeman, Age 68

Barrett Sleeman, a director since August 24, 1999, is a professional engineer.  He has also been a director of Crystal Graphite Corporation, a graphite property development company, from February 1999 to February 2004, and the chief executive officer of THEMAC Resources Group Limited from October 2001 to the present.  From April 1997 to September 2001, he was a director of Dexton Technologies Corporation, a technology company.  From May 1988 to May 2000, he was a director and the president of Omicron Technologies Inc., whose focus is the acquisition, research and development, and marketing of leading edge technologies for the aerospace, telecommunications, defense, and consumer electronics industries, as well as Internet-based business concepts.  Mr. Sleeman served as a director of Java Group Inc., an oil and gas company, from November 1997 to March 2000.  Mr. Sleeman also served as president (October 1996 to October 1997) and a director (August 1996 to October 1997) of White Hawk Ventures Inc., and president (August 1995 to April 1997) and a director (March 1995 to January 1998) of International Bravo Resources Inc., both mining exploration companies.

Dr. David Vogt, Age 52

Dr. David Vogt, a director since April 17, 2000, is a seasoned technology innovator with experience in the corporate, research and development and academic sectors.  In September 2006 he founded, and since that date he has been the chief executive officer of, CrowdTrust Technologies Inc., a web-based company offering personal knowledge and identity management solutions.  Since October 2004 he has also served as executive director of the Mobile MUSE Network, an applied research collaborative serving as an innovation engine for the emerging mobile media industry.  Since August 1999 Dr. Vogt has also served as the director of Digital Learning Projects for the University of British Columbia’s Faculty of Education.  Dr. Vogt began his career with a Ph.D. in astronomy and was Director of Observatories at the University of British Columbia.  He then became Director of Science at Science World, a public science museum.  In 1996 he founded and became chief executive officer of Brainium Technologies Inc., a pioneer of Internet-based learning products for K through 12 students.  More recently, Dr. Vogt was chief research officer at the New Media Innovation Centre (NewMIC) in Vancouver, British Columbia.  Dr. Vogt lives in Vancouver and contributes to a number of public and private boards.

Michael Boyling, Age 50

Michael Boyling, a director since 2002, is vice president of Rogers Associate Partners Inc., a position he has held since January 1999.  Rogers Associate Partners Inc., the stock of which is traded on the Toronto Securities Exchange, is an insurance and financial services company based in Vancouver, British Columbia with offices in Edmonton Alberta, Calgary Alberta and Winnipeg Manitoba.  Rogers Associate Partners Inc. provides insurance and financial services to high net worth individuals and medium sized companies.

Since August 1999 Mr. Boyling has also provided consulting services through West Coast Global Equity Ventures Inc., a company he founded, which provides debt financing and investing services to private clients.  Since 1999 he has worked as a consultant and broker with foreign and domestic companies arranging non-traditional equity and debt financing.  In this capacity, Mr. Boyling has brokered debt and equity financing over the previous two years in excess of CDN$63 million.

Mr. Boyling served with the Canadian Military (Army) from the age of 17 to the age of 38.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2008 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 11.       Executive Compensation

The table below shows, for the last two fiscal years, compensation paid or accrued to the Company’s chief executive officer and the two most highly paid executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year(1)	Salary ($)	Bonus or Commissions ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Abdul Ladha President and CEO	2008	156,000	0	0	0	0	0	0	156,000

Abdul Ladha President and CEO	2007	156,000	0	0	0	0	0	0	156,000

Disclosure to Summary Compensation Table

Our compensation program consists of the following three components:

•	base salary;
•	bonuses; and
•	awards of options to purchase common stock from our 1999 Stock Option Plan.

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

Bonuses are used to reward performance, either by the individual or by the company.  Bonuses are discretionary.  No bonuses were granted to our executive officers during the 2008 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards granted to our highest paid executive officers as of December 31, 2008.  Equity awards granted to Mr. Ladha were granted in connection with his service as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Abdul Ladha	121,186	0	0	$4.80	11/16/2014	0	0	0	0

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

We did not compensate our directors during the 2008 fiscal year.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 16, 2009 regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.

Name and Address(1)	Amount and Nature of Beneficial Ownership of Securities		Percent of Class(2)
Abdul Ladha, Director and Executive Officer	4,550,289	(3)(4)(5)	49.4%
Barrett Sleeman, Director	37,500	(4)	0.64%
Dr. David Vogt, Director	37,500	(4)	0.64%
Michael Boyling	37,500	(4)	0.64%
Renaissance Technologies LLC(6)	364,600	(7)
James H. Simons(6)	364,600	(7)
All current directors and executive officers as a group (4 persons)	4,662,789		51.32%

(1) The address of each of our officers and directors is c/o Ableauctions.com, Inc., 1963 Lougheed Highway, Coquitlam, British Columbia V3K 3T8.
(2) Based on an aggregate of 5,906,957 shares outstanding as of March 16, 2009.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock.
(3) Abdul Ladha, President of the Company, is a beneficiary of the Ladha (1999) Family Trust.  Hamilton Trust Company Limited is the trustee of the Ladha (1999) Family Trust.  Mr. Ladha disclaims beneficial ownership of the 3,006,875 shares held by the Ladha (1999) Family Trust.
(4) Consists of stock, warrants and options exercisable to acquire shares of common stock.
(5) Includes 2,370,941shares which may be acquired through the exercise of a convertible loan held by Bullion Reef Holdings Ltd.
6) The address for Renaissance Technologies LLC and James H. Simons is 800 Third Avenue, New York, New York 10022.
(7) Information regarding the holdings of Renaissance Technologies LLC and James H. Simons was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2009.  We have not verified this information.  Mr. Simons controls Renaissance Technologies LLC and is deemed to be the beneficial owner of securities owned by Renaissance Technologies LLC.

To our knowledge, none of the Company’s directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Item 13.     Certain Relationships and Related Transactions and Director Independence

On January 1, 2007 we entered into a three year lease of approximately 2,851 square feet of storage space from Bullion Reef Holdings Ltd., a private company controlled by our executive officer and director, Abdul Ladha, and owned by the Ladha Family Trust.  While Mr. Ladha is not a beneficiary of the Ladha Family Trust, members of his family are beneficiaries.  The monthly rent on the property, located at 3112 Boundary Road, Coquitlam, British Columbia, was approximately $1,777 based on a triple-net lease. In 2007 the building was sold and the lease was terminated with no penalty.

We market the condominium units being developed by our subsidiary, Axion, using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, an officer and director.  Mr. Ladha has received no compensation for the use of this mark.

On April 9, 2007 Abdul Ladha entered into a Securities Purchase Agreement with us pursuant to which he purchased units consisting of one share of our common stock, $0.001 par value, and a warrant to purchase three shares of our common stock.  The purchase price was $0.20 per unit (pre-split), the last sale price of our common stock on Thursday, April 5, 2007, the last trading day prior to the purchase.  Mr. Ladha purchased a total of 2,941,175 units (pre-split), representing 2,941,175 shares of common stock and warrants (pre-split) to purchase an additional 8,823,525 shares (pre-split).  The total purchase price for the investment was $588,000.  The warrants have an exercise price of $0.20 (pre-split), a term of 10 years and will expire, if not exercised, on April 9, 2017.

From October 2007 through December 2007, we rented approximately 1,681 square feet of residential property adjacent to our Gruv Development from Surrey Central City Holdings Ltd., a private company wholly-owned by Bullion Reef Holdings Ltd, which, as described above, is a company controlled by Mr. Ladha and owned by the Ladha Family Trust.  The rent for the three month period was $5,043 ($5,000 CAD), or approximately $1,680 ($1,666 CAD) per month.  We believe that we received fair value for the rent and that if we had paid an independent party, we would have paid approximately the same amount per month, based on market rents at the time.

During the year ended December 31, 2007, we received a payment of $12,661 from Bullion Reef Holdings Ltd. as reimbursement of office and personnel expenses.

On August 19, 2008, we entered into an Agreement to Convert Debt with Mr. Ladha.  Pursuant to the Agreement, Mr. Ladha agreed to accept units consisting of 1 share of the common stock and a warrant to purchase 1.5 shares of the common stock as partial payment of loans made to us totaling $384,000.  Pursuant to the Agreement, Mr. Ladha accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of the principal amount of the loans. The number of units to be issued was computed by using the last sale price of the Company’s common stock on August 19, 2008, which was $0.96.  The warrant exercise price is $1.08 and the warrant term is 5 years.  The agreement was subject to the approval of the NYSE Alternext US (formerly the American Stock Exchange), which was received on October 2, 2008.  On October 6, 2008, the shares were issued and all the warrants were exercised by Mr. Ladha, resulting in the issuance of a total of 1,000,000 shares of common stock to him.

On October 6, 2008 our Bard of Directors approved a Development Agreement between us and Mr. Ladha, Overture Development Corporation, Surrey Central City Holdings Ltd. (“Surrey”) and Bullion Reef Holdings Ltd. (“Bullion”).  Mr. Ladha is the sole officer, director and shareholder of Overture Development Corporation and the sole officer and director of Surrey.  Bullion is the sole shareholder of Surrey.  Both Surrey and Bullion are controlled by Mr. Ladha.  We agreed to purchase one-half of the shares of “Class A” common stock issued and outstanding in Surrey from Bullion for the purchase price of $1,347,440.  One-half of the purchase price will be paid with a promissory note.  Bullion may, at its election, accept shares of our common stock in payment of up to $1 million in principal amount and the interest accrued thereon.  The purchase price may be adjusted upward in the event of either of the following occurrences.  The purchase price may be increased to reflect the increase in value that will accrue to the property owned by Surrey if Surrey decides to develop the property with a 6-storey complex rather than a 4-storey complex.  The purchase price may also be increased to reflect the increase in value that will accrue to the property if Surrey is able to acquire an adjacent lot owned by an unrelated third party.  On October 23, 2008, Surrey entered into an agreement to acquire the adjacent lot for $701,668 and in December 2008 the purchase of this lot was completed. This acquisition increased the value of our 50% interest in Surrey to $1,671,638.

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls related to our Gruv Development that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As of March 16, 2009, we had borrowed approximately $1,110,000 from Mr. Ladha, all of which has been repaid.  Loans made to us from January 1, 2007 to the present from Mr. Ladha or his affiliates include the following:

		Beginning US Balance	US$	Days	5% Interest	End Balance
May 23, 2008	Abdul Ladha	0	$100,190.00	4	$54.90	$100,244.90
May 27, 2008	Abdul Ladha	$100,244.90	$100,190.00	23	$315.84	$200,750.74
June 19, 2008	Abdul Ladha	$200,750.74	$(100,190.00)	5	$137.50	$100,698.24
June 24, 2008	Abdul Ladha	$100,698.24	$(100,190.00)	21	$289.68	$797.92
July 15, 2008	Abdul Ladha	$797.92	$125,237.50	9	$0.98	$126,036.40
July 24, 2008	Abdul Ladha	$126,036.40	$375,712.50	26	$448.90	$502,197.80
August 19, 2008	Payment of Loans with Common Stock	$502,197.80	$(384,000.00)	23	$1,582.27	$119,780.07
September 11, 2008	Abdul Ladha	$119,780.07	$409,222.48	21	$344.57	$529,347.12
October 2, 2008	Abdul Ladha	$529,347.12	$(529,347.12)	0	$-	$(0.00)

Director Independence

Messrs. Barrett Sleeman and Michael Boyling and Dr. David Vogt are independent, as that term is defined in Section 803 of the Rules of the NYSE Alternext US.  Mr. Barrett Sleeman and Dr. David Vogt are members of our audit committee.  We do not have a compensation committee or a nominating committee.

ITEM 14 -   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2008 and December 31, 2007 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our quarterly filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2008: $73,250. Fiscal Year Ended December 31, 2007: $67,255.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal years ended December 31, 2008 and December 31, 2007 for other professional services rendered by our principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2008: $45,250; Fiscal Year Ended December 31, 2007: $49,755.

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

10.5	Joint Venture Agreement dated July 28, 2006 between Stanford Development Corporation, Canitalia Industries Ltd. and 44991 B.C. Ltd.(10)
10.6	Employment Agreement dated April 1, 2002 between Abdul Ladha and the registrant* **
10.7	Securities Purchase Agreement dated April 9, 2007 between Abdul Ladha and the registrant(12) **
10.8	Warrant Agreement dated April 9, 2007 between Abdul Ladha and the registrant(12) **
10.9	Letter Agreement between Axion Investment Corp. and Royal Bank of Canada(13)
10.10	Development Agreement dated October 6, 2008 between the registrant, Abdul Ladha, Overture Development Corporation, Surrey Central City Holdings Ltd. and Bullion Reef Holdings Ltd.(14)**
10.11	First Amendment dated October 22, 2008 to Development Agreement dated October 6, 2008(15)**
10.12	Second Amendment dated October 27, 2008 to Development Agreement dated October 6, 2008(16)**
10.13	Third Amendment dated January 13, 2009 to Development Agreement dated October 6, 2008(17)**
21	Subsidiaries of Ableauctions.com, Inc*.
23.1	Consent of STS PARTNERS LLP *
23.2	Consent of Cinnamon Jang Willoughby & Company, Chartered Accountants
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer*
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
(14) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on October 9, 2008.
(15) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on October 23, 2008.
(16) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on November 3, 2008.
(17) Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on January 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009	/s/ Abdul Ladha
Abdul Ladha, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2009
/s/ Abdul Ladha Abdul Ladha	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 25, 2009
/s/ Barrett Sleeman Barrett Sleeman	Director	March 25, 2009
/s/ Dr. David Vogt Dr. David Vogt	Director	March 25, 2009
/s/ Michael Boyling Michael Boyling	Director	March 25, 2009

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ableauctions.com, Inc.:

We have audited the accompanying consolidated balance sheet of Ableauctions.com, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. Ableauctions.com, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Ableauctions.com, Inc. as of December 31, 2007, were audited by other auditors whose report dated March 26, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ableauctions.com, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ “Cinnamon Jang Willoughby & Company”
Chartered Accountants

Burnaby, Canada
February 26, 2009

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby & Company is a member of  International. A world-wide organization of accounting firms and business advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ableauctions.com, Inc.:

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

/s/ STS PARTNERS LLP
CHARTERED ACCOUNTANTS
Vancouver BC
March 24, 2008

ABLEAUCTIONS.COM, INC.
CONSOLIDATED BALANCE SHEET

	DECEMBER 31
	2008	2007
ASSETS
Current
Cash and cash equivalents	$223,592	$1,594,657
Accounts receivable – trade, net of allowance	545,740	888,199
Employee receivable	248,072	298,464
Mortgages and loans receivable	2,294,745	1,009,846
Inventory	666,138	817,448
Prepaid expenses	63,841	37,055
	4,042,128	4,645,669

Other receivable	-	215,067
Deposits	320,558	388,212
Intangible Assets	-	355,759
Property and Equipment	2,312,187	3,183,055
Property Held for Development	8,520,055	4,124,221
Investment in Joint Venture	1,223,728	1,507,403
Investment in Surrey City Central	1,671,638	-

	$18,090,294	$14,419,386
LIABILITIES
Current
Accounts payable and accrued liabilities	$519,043	$398,629
Deferred revenue	-	8,450
Due to Director	1,363,765	-
Bank loan	6,367,756	-
	8,250,564	407,079
STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,906,957 common shares at December 31, 2008
5,445,668 common shares at December 31, 2007	5,907	5,446
Additional paid-in capital	37,903,221	37,941,538
Deficit	(28,152,681)	(25,380,855)
Accumulated Other Comprehensive Income	83,283	2,115,740
Treasury Stock, at cost (2007: 298,781 shares)	-	(669,562)
	9,839,730	14,012,307
Contingent Liabilities
Commitments	$18,090,294	$14,419,386

Approved By The Directors:
“Abdul Ladha”      “Barrett Sleeman”

The accompanying notes are an integral part of these consolidated financial statements

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2008	2007
Net Revenues
Sales & Commissions	$2,806,136	$4,938,918

Cost of Revenues	2,065,759	2,980,221
Gross Profit	740,377	1,958,697

Investment Income	207,781	397,977

	948,158	2,356,674
Operating Expenses
Accounting and legal	266,878	124,973
Advertising and promotion	29,181	60,990
Automobile and travel	110,094	77,056
Bad debts	86,143	225,111
Commission	195,049	423,564
Depreciation and amortization of fixed assets	135,664	194,737
Insurance	28,250	37,615
Interest and penalties	206,244	52,012
Investor relations and shareholder information	149,821	111,906
Management fees, salaries and benefits	1,364,465	1,243,207
Office and administration	102,787	112,821
Rent, utilities and maintenance	148,209	170,070
Telephone and internet	119,353	160,002
	2,942,138	2,994,064
Loss from Operations	(1,993,980)	(637,390)

Other Items
Foreign exchange loss	(96,411)	(67,221)
Share of net income (Loss) of joint venture	(21,356)	11,353
Impairment of intangible assets	(321,612)
Impairment of property and equipment	(273,432)	-
Settlement of legal claim	(65,035)	-
	(777,846)	(55,868)

Loss for the Year	$(2,771,826)	$(693,258)

Basic loss per Share	$(0.53)	$(0.13)
Diluted loss per Share	$(0.53)	$(0.13)
Weighted Average Number of Shares Outstanding:
Basic	5,194,037	5,314,628
Diluted	5,194,037	5,314,628

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	YEAR ENDED DECEMBER 31
	2008	2007
Loss for the Year	$(2,771,826)	$(693,258)

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(2,032,457)	1,919,436

Consolidated Comprehensive Income (Loss)	$(4,804,283)	$1,226,178

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2008	2007
Cash Flows from Operating Activities
Loss for the year from continuing operations	$(2,771,826)	$(693,258)
Non-cash items included in net loss:
Depreciation and amortization	135,664	194,737
Bad debt expense	86,741	-
Stock-based compensation	20,625	37,224
Inventory write down	553,731	-
Impairment of assets	595,044	-
Joint Venture Income	21,356	(11,353)
	(1,358,665)	(472,650)
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	255,718	599,478
(Increase) Decrease in inventory	(408,606)	126,418
(Increase)Decrease in prepaid expenses	(26,332)	13,256
(Increase) Decrease in employee receivable	50,392	(256,902)
Increase (Decrease) in accounts payable and accrued liabilities	125,559	221,939
Increase (Decrease) in deferred revenue	(8,450)	7,188
Net cash from (used in) operating activities	(1,370,384)	238,727
Cash Flows from Investing Activities
Purchase of property and equipment, net	(21,014)	(34,267)
Purchase of property held for development	(6,206,805)	(1,816,545)
Loan advances	(2,173,130)	(186,464)
Loan repayments	394,596	3,420,332
Investment in Surrey	(1,671,638)	-
Investment in joint venture	(17,806)	-
Other receivables	215,067	(82,977)
Deposits	-	(361,435)
Note receivable	-	1,931
Net cash from (used in) Investing Activities	(9,480,730)	940,575
Cash Flows from Financing Activities
Proceed from bank loan	7,606,086	-
Repayment of Bank Loan	-	(548,694)
Advances from Director	1,747,765	-
Proceeds from issuance of capital stock, net	601,385	528,235
Purchase of treasury stock	(374,304)	(669,562)
	9,580,932	(690,021)

Change in Cash and Cash Equivalents for the Year	(1,270,182)	489,281
Cash and Cash Equivalents, Beginning Of Year	1,594,657	1,004,558
Effect of Exchange Rates on Cash	(100,883)	100,818

Cash and Cash Equivalents, End of Year	$223,592	$1,594,657

Supplemental Disclosures With Respect To Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2008

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK, AT COST	DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance, December 31, 2006	5,200,570	$5,201	$37,376,324	$196,304	$-	$(24,687,597)	$12,890,232

Issuance of capital stock	245,098	245	527,990				528,235
Repurchase of treasury stock					(669,562)		(669,562)
Stock-based compensation			37,224				37,224
Translation adjustment				1,919,436			1,919,436
Income (loss) for the year						(693,258)	(693,258)

Balance, December 31, 2007	5,445,668	$5,446	$37,941,538	$2,115,740	$(669,562)	$(25,380,855)	$14,012,307

Issuance of capital stock	1,000,000	1,000	984,385				985,385
Fractional share adjustment Repurchase of treasury stock	591				(374,304)		(374,304)
Cancellation of treasury stock	(539,302)	(539)	(1,043,327)		1,043,866		-
Stock-based compensation			20,625				20,625
Translation adjustment				(2,032,457)			(2,032,457)
Income (loss) for the year						(2,771,826)	(2,681,826)

Balance, December 31, 2008	5,906,957	$5,907	$37,903,221	$83,283	$-	$(28,152,681)	$9,839,730

The accompanying notes are an integral part of these consolidated financial statements.

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  The Company also provides mortgages and loans to individuals and companies, and develops real property.  The Company classifies its business interests into four reportable segments: Auction, Liquidation & Technology Business: consisting principally of liquidation and merchandizing services; Mortgages and Loans: consisting of mortgages, loans and other investments; Real Property & Property Development: consisting principally of properties held for development and Other consisting of all other activities of the Company including management, investor relations and other related head office expenses.  Financial information for Ableauctions.com’s various reportable segments is presented in Note 22.

The Company's operating subsidiaries are:

Unlimited Closeouts, Inc., a U.S. based liquidation business.
Jarvis Industries Ltd., a Canadian based liquidation business
Icollector.Com Technologies Ltd., a Canadian based Internet auction facility.
Rapidfusion Technologies Inc., a Canadian based Internet auction business.
Gruv Development Corporation, a Canadian based real estate
Axion Investment Corp., a Canadian based investment business.
1963 Lougheed Holdings Ltd., a Canadian based real estate holding company
AAC Holdings Ltd., a Canadian-based holding company (incorporated on April 24, 2007)
0716590 B.C. Ltd., a Canadian based real estate holding company

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

2.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)           Cash and Cash Equivalents

               Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

e)            Accounts Receivable

The Company's accounts receivable primarily include amounts due from its customers. The carrying value of each account is carefully monitored to assess the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligations to the Company. In assessing the amount of allowance required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer's historical payment history and general economic conditions. Activity in the following allowance for doubtful accounts was as follows:

	2008	2007
Balance, beginning of period	$(57,680)	$167,431
Written off during the year	143,823	-
Charge to costs and expenses	(86,143)	(225,111)
Balance, end of period	$-	$(57,680)

f)             Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following methods and significant assumptions to estimate fair values:

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At December 31, 2008, the Company has determined that there has been no impairment of its loans.

The fair value of cash and cash equivalents, accounts receivable, employee receivable, inventory, deposits, accounts payable, due to director and bank loan for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Fair Value of Financial Instruments:

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments as defined in SFAS No. 107. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company can use significant estimations and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

g)   Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the average cost method.  The Company incurred an inventory write down of $553,731 for the year ended December 31, 2008 (2007: $163,415).

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

k)  Impairment of Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including property and equipment, and intangibles with definite lives.  The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)   Warranty

The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment.  The Company also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the buyer.

n)   Revenue Recognition

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

b)  Real property sale

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

No revenue related to condominium sales has been recognized by the Company as at December 31, 2008.

All revenue and costs related to the project are deferred until the completion of the development and the successful completion of the sales and transfer of Strata lots

o)   Acquisitions and Goodwill

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

p)   Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs".  As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

q)   Earnings Per Share

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

r)    Income Taxes

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

s)    Accounting for Uncertainty in Income Tax

In June 2006, the FASB issued FASB interpretation No.48. Accounting for Uncertainty in Income Tax – an interpretation of FASB Statement No. 109(“Fin 48”), which clarifies the accounting for uncertainty in income tax positions.  This interpretation requires that the Company recognize in the consolidated financial statements the tax benefits related to tax positions that are more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of Fin 48 became effective to Ableauctions.Com Inc. as of the beginning of the Company’s 2007 fiscal year.  The guidance has had no cumulative impact on the accumulated deficit of the company as at January 1, 2007.

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

t)    Segmented information

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about the operating and geographic segments of the Company's business.  Effective January 1, 2006, the nature and extent of the Company's operations are such that it operates in three reportable segments, as an auction house and liquidator, a property developer and an investment company.  Information regarding the Company's geographic segments is set forth in Note 22.

u)   Stock-Based Compensation

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

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest.

v)    Reclassifications

Certain reclassifications of prior year’s balances have been made to conform to the current format on the consolidated financial statement.

w)    Direct Costs

Direct costs incurred in connection with the issuance of debt measured under the fair value option and revolving credit facilities are expensed as incurred.  Direct costs incurred in connection with the issuance of debt not measured under the fair value option are presented as a deferred charge on the balance sheet and are amortized over the term of the debt.

3.      MORTGAGES & LOANS RECEIVABLE

	December 31, 2008	December 31, 2007
i) Loan advanced originally in the amount of $115,000 CAD and increased to $125,000 CAD, bears interest at 10.9% per annum (receivable at $1,064 ($1,135 CAD) per month), with the principal due for repayment on January 31, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal.	102,627	116,010

ii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,797 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2010. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	188,834	232,018

iii) Loan advanced to an employee in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $429 ($458 CAD) per month), with the principal due for repayment on February 9, 2009, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower. The loan has been extended month-to-month pending renewal.	45,156	55,482

iv) Loan advanced in the amount of $237,000 CAD, bears interest at 10% per annum (receivable at $1,851 ($1,975 CAD) per month), with the principal due for repayment on May 27, 2007, and secured by a mortgage on the property of the borrower. The loan is extended month-to-month pending renewal. The loan was repaid on August 13, 2008.	-	239,080

v) Loan advanced in the amount of $179,060 CAD, bears interest at 10% per annum (receivable at $1,398 ($1,492 CAD) per month), with the principal due for repayment on May 1, 2008, and secured by a mortgage on the property of the borrower. The loan was subsequently renewed under the same terms and is due for repayment on May 1, 2009. On August 1, 2008, the loan was repaid in full.	-	180,632

vi) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,640 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower. The loan is in default and is currently under negotiation.	114,943	141,229

vii) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $ 312 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees. The loan is extended month-to-month pending renewal.	36,946	45,395

viii) Loan advanced in the amount of $450,000 CAD, bears interest at 9.5% per annum (receivable at $3,685 ($3,932 CAD) per month), with the principal due for repayment on January 27, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal.	369,458	-

ix) Loan advanced in the amount of $1,750,000 CAD, bears interest at 12% per annum (receivable at $16,400 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009, and secured by a mortgage on the property of the borrower.	1,436,781	-
	$2,294,745	$1,009,846

4.      OTHER RECEIVABLE

i)  Included in Other receivable at December 31, 2007 is a balance of $121,053 ($120,000 CAD) owing from Charan Singh, a director of THL and the project coordinator for the Gruv Development.  The loan balance, which is unsecured and interest free, was due on May 1, 2008.  This was deemed to be paid in full as it was offset against amounts owing to Charan Singh for services related to the Gruv Development that were provided in accordance with the terms of a consulting agreement.

ii) Included in Other receivable at December 31, 2007 is a balance of $94,014 ($93,196 CAD) outstanding from a third party related to a prior licensing agreement. As per the agreement, the Company has agreed to accept inventory goods from the party for an equivalent value in settlement of the balance.

5.      INTANGIBLE ASSETS

 Intangible assets are comprised of the following:

	2008
		ACCUMULATED
	COST	AMORTIZATION	IMPAIRMENT	NET
Affiliate related relationship	100,000	30,833	69,167		-
Intellectual property	338,034	85,589	252,445		-

	$438,034	$116,422	$321,612	$

	2007
		ACCUMULATED
	COST	AMORTIZATION	NET
Non-competition agreement	$150,000	$150,000	$-
Affiliate related relationship	100,000	25,833	74,167
Intellectual property	338,034	56,442	281,592

	$588,034	$232,275	$355,759

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

During the 2007 and 2006 years, the Company incurred development costs to enhance the current on-line auction technology.  These costs include fees paid to programmers to develop the systems, software and processes related to the enhancement.  The Company completed the final stage in July 2007, and has started to amortize the costs over the estimated useful life of the technology of three years beginning in July 2007.

At December 31, 2008, the Company determined a net recoverable amount of $0 for these intangible assets, thus the carrying cost of the intangible assets was written off, and an impairment loss of $321,612 was charged to operations for the 2008 year.

6.  PROPERTY AND EQUIPMENT

		2008
	COST	ACCUMULATED DEPRECIATION	IMPAIRMENT	NET BOOK VALUE
Land	1,380,788	-		1,380,788
Building	936,975	124,288		812,687
Leasehold improvements	107,175	80,746		26,429
Furniture and fixtures	124,502	79,618		44,884
Server equipment	1,162,532	930,021	232,511	-
Computer equipment	104,670	59,687		44,983
Computer software	189,865	155,313	34,552	-
Vehicles	22,163	13,378	6,369	2,416

	$4,028,670	1,443,051	273,432	$2,312,187

		2007
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE
Land	1,696,560	-	1,696,560
Building	1,151,205	106,172	1,045,033
Leasehold improvements	107,175	70,028	37,147
Furniture and fixtures	116,121	69,445	46,676
Server equipment	1,162,532	911,169	251,363
Computer equipment	99,082	42,836	56,246
Computer software	189,865	152,512	37,353
Vehicles	27,232	14,555	12,677

	$4,549,772	1,366,717	$3,183,055

At December 31, 2008, the Company determined a net recoverable amount of $0 for the server equipment and computer software, and a lower net recoverable amount for vehicles, thus the carrying cost of these assets was written off or down, and an impairment loss of $273,432 was charged to operations for the 2008 year.

7.   PROPERTY HELD FOR DEVELOPMENT

On August 3, 2005, the Company entered into a Contract of Purchase and Sale (the “Agreement”) for property located at 9655 King George Highway, Surrey, British Columbia (the “Property”).  The Agreement was subject to the Company’s satisfactory investigation of the development potential of the Property.  This investigation was completed on August 9, 2005, at which time the Company released to the seller, Imara Venture Ltd. (the “Seller”), a down payment of $41,195 to be credited against a total purchase price of $1,270,000.  The remaining balance was paid in cash on August 15, 2005.  The purchase price was negotiated between the Company and the Seller, who are not related to each other.

The Company’s subsidiary Axion Investment Corp, intends to develop this property which consists of approximately 1.46 acres that is zoned for mixed commercial and residential use.  Axion intends to develop the Property through the Company’s wholly owned subsidiary, Gruv Development Corporation, by improving it with a retail facility of approximately 4,326 square feet and with a residential complex of approximately 91,132 square feet which will consist of 111 condominiums (the “Development”).

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing

Group and Macdonald Realty Ltd. (the “Agent”) to market the strata lots and, by May 9, 2007, the Company had entered into agreements to pre-sell 100% of the condominiums prior to construction and collected approximately $1.92 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.

7.  PROPERTY HELD FOR DEVELOPMENT (continued)

If the Company is successful in selling all of the condominiums, it expects to receive sale proceeds of approximately $22.1 million ($25.4 million CAD). The Agent has been paid $341,446 ($366,749 CAD) for services provided to date. The Company is committed to additional commissions and bonuses to be paid in the amount of $600,082 ($689,750 CAD) upon the successful completion of the sales and transfer of Strata lots.

The Company has obtained a building permit from the City of Surrey and has advanced performance bonds for service and work totaling $320,558 ($384,833 CAD) to the City of Surrey, as commitment for the development.  On satisfactory completion of the intended service and work, the City of Surrey will refund the deposits to the Company.

On February 15, 2008, the Company entered into a Construction Management contract with Cantera Management Group Ltd. (“Cantera”) to manage the development of the project. In consideration for its services, the Company has agreed to pay Cantera a fixed fee of $454,024 ($553,000 CAD) over the term of the contract calculated on a percentage of completion basis.

On March 12, 2008, the Company obtained an updated conditional credit facility from the Royal Bank of Canada for the development in Surrey in the amount of $14.28 million ($16.42 million CAD).

The credit facility is secured by guarantees from Axion Investment Corporation and Ableauctions.com Inc., by a general security agreement covering the assets of Axion and by the property.  The advances will accrue interest at the prime rate set by Royal Bank of Canada plus .75% per annum, payable monthly. A fee of $47,073 ($48,000 CAD) was advanced to the Royal Bank of Canada for the arrangement of this credit facility.

The credit facility has been granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance, expenditures of approximately $4.75 million ($4.84 million CAD) on the development including the cost of the land, and fixed price contracts for at least 50% of the project’s hard construction costs prior to the initial draw and 80% by December 2008.  As of November 10, 2008, Axion has fulfilled all the conditions of the construction credit facility.

As of December 31, 2008 draws totalling $4,729,825 ($5,760,926 CDN) had been made against the credit facility.  Borrowings are to be repaid from 100% of the net sales proceeds received on the closing of sales of units in the Project.  In any event, all borrowings shall be repayable in full by December 31, 2009.

On April 28, 2008, construction of the project commenced and it is estimated that it will be completed by September 30, 2009. If the development is suspended for any reason, including but not limited to the Company’s inability to obtain any additional financing that may be required or additional permits, the Company will not be able to recover all of its expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase or even maintain its value.

8.   INVESTMENT IN JOINT VENTURE

a)
On July 14, 2006 Axion Investment Corp. (“Axion”), a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “Agreement”) with two unrelated parties, Canitalia Industries (“Canitalia”) and 449991 B.C. Ltd. (“449991”), to form a joint venture for the purpose of purchasing two vacant lots located in Langley, B.C. for development (the “Project”).  On July 28, 2006, Axion entered into a supplemental agreement with these two parties in respect to an arrangement for a bank loan to fund the purchase price and pay expenses related to acquiring the properties.

b)	Pursuant to the Agreement, a new company, Township Holdings Ltd. (“THL”), has been formed and is equally and jointly owned by the three partners.  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two unrelated parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $3.42 million ($3.49 million CAD).  During the 2006 year, Axion paid its share of the investment in the amount of $1,441,913 CAD.

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

8.   INVESTMENT IN JOINT VENTURE (Continued)

In exchange for the Loan, ECU received a promissory note from THL requiring the payment of interest only at the rate of prime plus 1% per annum until ECU demands     payment of the principal.  The loan is secured with a  mortgage against the Property and a security interest in the personal property of THL.  ECU also required Axion and the president of the Company to enter into a Debt Service Agreement.

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

d)
The Company has originally estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at December 31, 2008.  The Company decided to leave the guarantee at its original amount until expiration of the guarantee in the year 2012, as the change in value is not significant.  The maximum potential amount of future payments under this guarantee as of December 31, 2008 is $367,367.

e)
The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions.

f)	Summarized financial statements for the joint venture investment:

	2008	2007
Balance Sheet
Assets	$2,850,416	$3,256,580
Liabilities	-	-
Equity	2,850,416	3,256,580

Statement of Operations
Revenue	$5,937	36,887
Expenses	70,005	2,924
Net Income(Loss)	(64,068)	33,963

9.   INVESTMENT IN SURREY CITY CENTRAL

On October 6, 2008 the board of directors approved a Development Agreement with the company’s CEO Mr. Abdul Ladha, Overture Development Corporation, Surrey Central City Ltd. (“Surrey”) and Bullion Reef Holdings Ltd. (“Bullion”).  Mr. Ladha is the sole officer, director and shareholder of Overture Development Corporation and the sole officer and director of Surrey.  Bullion is the sole shareholder of Surrey.  A trust created for the benefit of Mr. Ladha’s family is the sole shareholder of Bullion.

Surrey is the owner of 4 vacant lots (collectively referred to as the “Property”) adjacent to the Gruv Development on 9655 King George Highway, Surrey, British Columbia. Surrey intends to explore the potential of developing the Property by improving it with a residential complex of at least 4-stories which will consist of at least 76 condominiums.  The Company’s board of directors believes that this development has significant potential and determined to acquire a 50% interest in Surrey.

Surrey has no assets other than the Property and no liabilities.  Surrey currently has 299 shares of common stock issued and outstanding, all of which are owned by Bullion.  The Company has agreed to purchase 149.5 of these shares from Bullion and has agreed to pay $1,347,440 for these shares.  The purchase price is based on an appraisal provided to the Company by an independent appraiser and a fairness opinion. The purchase price is subject to an upward adjustment in the event that Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.

The Company intends to pay one-half of the purchase price in cash and the remainder of the purchase price with a promissory note.  The promissory note will be due on demand and will accrue simple interest at the rate of prime plus 2% per annum.  The promissory note will include a provision that will allow Bullion to convert up to $1 million of the principal amount and the interest accrued thereon into shares of the Company’s common stock.  The number of shares of common stock to be issued to Bullion upon conversion of the principal and accrued interest will be computed at 20% above the last sale price of one share of the Company’s common stock on the date on which the Development Agreement was executed.  The last sale price of our common stock on October 6, 2008 was $0.36, therefore the number of shares of common stock will be computed using a price of $0.432 per share. The entire unpaid principal balance, together with any accrued interest and other unpaid charges or fees are due and payable on October 6, 2009.

In the event that Surrey is unable to successfully obtain the approval of a preliminary development plan and a commitment for financing to complete the build-out of the Property, or if for any reason Surrey determines that the build-out of the Property is not in its best interests, notice of this event will be provided to the Company.  Within 20 days of receiving the notice, the Company may put the stock purchased to Bullion and Bullion will, within 120 days from receiving the put notice, repurchase the stock by paying to the Company in cash the purchase price (including the adjustments described above, if any), less one-half of the expenses incurred by Surrey in its efforts to develop the Property.  This put right will expire within 12 months from the date of the Development Agreement.

The Development Agreement anticipates that Mr. Ladha and Overture Development Corporation will provide certain management services to Surrey in developing the Property in consideration for 12.5% of the net profit (the “Developer’s Fee”).  The term “net profit” means the revenue received from the sale of the residential units after deducting expenses.

Net profit is to be determined when the project receives a conditional occupancy permit and when any and all loans or other debt related to the project have been paid in full.  If the sale of the residential units included in the build-out of the Property fails to realize a net profit, Mr. Ladha and Overture Development Corporation will not receive the Developer’s Fee.  If units remain unsold following the payment in full of the loans or other debt related to the build-out of the Property, the Developer’s Fee will be paid as each such unit is sold.

On October 20, 2008, Surrey entered into an agreement to purchase a fifth lot, 13509 96th Ave., for approximately $700,000 from an un-related party.  On October 22, 2008 the Company and Bullion, Surrey, Mr. Ladha and Overture Development Corporation agreed to amend the Development Agreement to provide that Bullion will be entitled to convert up to $1 million of principal amount and interest accrued on such amount into shares of the Company’s common stock at a price of $0.432 per share.  The total number of shares that could be issued if Bullion converts up to $1 million of principal and interest accrued thereon would total 2,465,277 shares.

The total purchase price of $1,671,638 has been recorded as “Investment in Surrey City Central” on the balance sheet as of December 31, 2008, with an amount of $1,363,765 owing to the director as of December 31, 2008.

10.      BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,879,346 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favour of the Bank. As of December 31, 2008, the amount of the loan was $1,637,931.

Bank Loan #1 (Note 7)	$4,729,825
Bank Loan #2	1,637,931
Total Bank Loan	6,367,756

11.      SETTLEMENT OF LEGAL CLAIM

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against the Company for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 the Company reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,000 to the Plaintiffs in exchange for a release of their claims.   The Company has recorded the full amount as “settlement of legal claim” in the Statement of Operations for the year ended December 31, 2008.

12.      WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  All warrant prices and numbers presented below have been adjusted to give effect to the 1 for 12 common share consolidation as described in Note 19. A summary of changes in unexercised warrants during the 2008 and 2007 years is presented below:

	Warrants	Warrants	Warrants	Warrants
	@$6.48	@$9.60	@$2.40	@$1.08
	(1)	(2)	(3)	(4)	Total
Outstanding,
Dec 31, 2006	8,333	74,615	-	-	82,948
Expired
during year	(8,333)	(8,333)	-	-	(16,666)
Granted
during year	-	-	735,294	-	735,294
Outstanding,
Dec 31, 2007	-	66,282	735,294	-	801,576
Expired
during year	-	(66,282)	-	-	(66,282)
Granted
during year	-	-	-	600,000	600,000
Exercised
during year	-	-	-	(600,000)	(600,000)
Outstanding,
Dec 31, 2008	-	-	735,294	-	735,294

(1) Exercisable until September 23, 2007, granted pursuant to private placement.
(2) Of the 74,615 warrants, 8,333 warrants are exercisable until December 30, 2007, and the remaining 66,282 warrants are exercisable until January 4, 2008.
(3) Exercisable until April 9, 2017, granted pursuant to the private placement as described in Note 19.
(4) Exercisable until October 2, 2013, granted pursuant to the debt conversion agreement as described in Note 19.

13.   INVESTMENT INCOME

         All investment income earned for the 2008 and 2007 years relates to loan interest.

14.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2008	2007
Cash paid for income taxes	$-	$-
Cash paid for arrangement of construction financing	10,000	38,000
Cash paid for interest	$116,244	$52,012

During the year ended December 31, 2008, the Company incurred the following non-cash transactions:

a)         The Company recorded $20,625 as stock-based compensation expense.

b)         On August 19, 2008, the president entered into an Agreement to Convert Debt with the Company.  Pursuant to the Agreement, the president accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of $384,000 in principal amount of loans.

During the year ended December 31, 2007, the Company incurred the following non-cash transactions:

c)        The Company recorded $37,224 as stock-based compensation expense.
d)        The Company recorded a balance of $40,535 in “Investment in joint venture” related to the estimate of guarantee liability as described in Note 8, with the offsetting balance included in “Accounts payable and accrued liabilities”.

15.      INCOME TAXES

At December 31, 2008, the Company has net operating losses carried forward of approximately $7,300,000 which expire in years ranging from 2009 to 2028.  The Company has provided a full valuation allowance of $2,771,600 on the deferred tax asset because of the uncertainty of realizability.

A reconciliation of the Company’s effective income tax rate to the approximate combined federal, provincial and state statutory income tax rates of 34% [2007– 34%] is as follows:

	2008 $	2007 $
Income tax recovery computed at statutory rates	(942,422)	(235,708)
Effect of reduction in tax rates	88,940	-
Non capital losses expiring in the year	(65,282)	-
Losses carried forward for which tax benefits were recognized	-	223,052
Stock based compensation not deductible for tax purposes	7,013	12,656
Tax benefit from share issuance costs not recognized	(15,849)	-
Increase (decrease) in valuation allowance	927,600	-
Income tax (recovery) expense	—	—

Significant components of the Company’s deferred tax assets are as follows:

	2008 $	2007 $
Operating losses carried forward	2,442,932	2,006,000
Tax value of share issuance costs in excess of book value	12,680
Tax value of property and equipment in excess of book value	217,153	(140,000)
Tax value of intangible assets in excess of book value	98,835	(22,000)
Total deferred tax assets	2,771,600	1,844,000
Less: Valuation allowance	(2,771,600)	(1,844,000)
Net deferred tax assets (liabilities)	—	—

Of the net operating tax losses carried forward, approximately $3,200,000 (deferred tax asset of $1,000,000) are available for Canadian tax purposes.

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

The majority of the Company’s trade receivables are derived from fees and revenue associated with Internet based listing fees and auction activities.  The Company’s largest customer accounted for 21% of net revenue for the 2008 year, and 40% for the 2007 year. At December 31, 2008, the largest customer accounted for 14% of net accounts receivable (15% of net accounts receivable at December 31, 2007). Management believes that the receivable balance from this customer does not represent a significant credit risk based on past collection experience.

Property development risk

Approximately 74% (December 31, 2007: 58%) of the Company’s assets on December 31, 2008 were invested in various real properties.  Real estate values can be seriously affected by factors such as bank liquidity, the availability of financing, and by factors such as a zoning change or an increase in property taxes and the general economic outlook.

Interest rate risk

Approximately 13% (December 31, 2007: 7%) of the Company’s assets on December 31, 2008 were invested in various mortgage loans receivable.  The value of the mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, and the availability of financing.

Reliance on suppliers

Substantially all of the computer hardware for operating the Company’s service is located at the facilities of Telus in British Columbia.  Any damage to or failure of the systems could result in reductions in, or terminations of, the Company’s service.

On April 15, 2008, the Company was notified by eBay that eBay intends to wind down the operations of its eBay Live Auctions platform effective December 31, 2008.  This event may cause the Company to suspend the live auction segment of its business.  The Company’s subsidiary, iCollector.com, currently derives approximately $520,000 in annual revenue (or 17% of the Company’s total revenues) from auctions broadcast on the eBay Live Auctions platform.

Foreign currency risk

While the Company’s financial statements are presented in U.S. dollars, a majority of the Company’s obligations, investments and expenditures with respect to the operations were incurred in Canadian dollars.  Variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

17.      RELATED PARTY TRANSACTIONS

a)	During the year ended December 31, 2008, the Company incurred $156,000 (2007: $156,000) in management fees to a director of the Company.

b)
At December 31, 2008, a balance of $248,072 (December 31, 2007: $298,464) is owing from employees to the Company as a result of overpayments in commissions, which will be offset by commissions to be paid in the following quarters.

c)
During the years ended December 31, 2008 and 2007, the Company marketed condominium units being developed in Surrey using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, the Company’s President.  Mr. Ladha did not receive compensation for the use of this mark.

d)
On August 19, 2008, the president entered into an Agreement to Convert Debt with the Company.  Pursuant to the Agreement, the president agreed to accept units consisting of 1 share of the common stock and a warrant to purchase 1.5 shares of the common stock as partial payment of the loans made to the Company.  Pursuant to the Agreement, the president accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of $384,000 in principal amount of the loans. The number of units to be issued was computed by using the last sale price of the Company’s common stock on August 19, 2008, which was $0.96.  The warrant exercise price is $1.08 and the warrant term is 5 years.  The agreement was subject to the approval of the NYSE Alternext US (formerly the American Stock Exchange), which was received on October 2, 2008.  On October 6, 2008, the shares were issued and all the warrants were exercised by the President, resulting in the issuance of 1,000,000 common shares.

e)	As described in Note 9, the Company acquired a 50% interest in Surrey, resulting in a balance of $1,363,765 owing to the director as of December 31, 2008.

f)
During the year ended December 31, 2007, the Company incurred rent expense of $27,715 to a private company owned by a trust the beneficiaries of which are members of the family of the Company’s president.

On July 31, 2007, pursuant to the sale of the property, the rental agreement was reassigned to an unrelated company, 796257 BC Ltd.

g)
At December 31, 2007, included in “other receivable” is a balance of $121,053 ($120,000 CAD) owing from Charan Singh, a director of Township Holdings Ltd, and the project coordinator for the Gruv Development (see Note 4).  The Company’s wholly-owned subsidiary, Axion Investment Corp. is a shareholder of Township Holdings Ltd.  The loan balance that was due on May 1, 2008 was deemed to be paid in full as it was offset against amounts owing to Charan Singh for services related to the Gruv Development.

h)	During the year ended December 31, 2007, the Company incurred rent expense related to office space of $4,655 to a private company owned by Bullion Reef Holding, a company controlled by Abdul Ladha.

17.	RELATED PARTY TRANSACTIONS (Continued)

i)
On April 9, 2007, the Company completed a private placement of 245,098 units consisting of one common share and three share purchase warrants (the "Warrants") priced at $2.40 per Unit, with the President and director of the Company, as described in Note 19.

j)
During the year ended December 31, 2007, the Company received a payment of $12,661 from Bullion Reef Holdings Ltd., a private company wholly-owned by a trust created for the family of Abdul Ladha, as reimbursement of office and personnel expenses.

18.	STOCK-BASED COMPENSATION

All option prices and numbers presented below have been adjusted to give effect to the 1 for 12 common share consolidation as described in Note 19.

During the 2007 year, the Company issued options to consultants to acquire 20,833 common shares of the Company at an exercise price of $3.60 per share, exercisable for a period of 2 years.  The estimated fair value of these options, totalling $10,000 is recognized in the statement of operations.

During the 2006 year, the Company issued options to employees to acquire 133,333 common shares of the Company at an exercise price of $4.20.  The estimated fair value of these options, totalling $64,000 is recognized over the 2 year vesting period.  Of the total amount, $20,625 (2007: $27,224) is recognized in the 2008 year.

During the year ended December 31, 2008, the SFAS 123R share-based compensation expense recorded for awards under the stock option plans was $20,625 (2007: $37,224), net of estimated forfeitures.

A summary of the Company's stock option plan and changes during 2008 and 2007 are presented below:

	2008		2007
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding, beginning of year	911,352	$4.66	890,519	$4.68

Granted	-		20,833	3.60
Exercised	-		-
Expired	(276,833)	4.06	-

Outstanding, end of year	634,519	4.91	911,352	4.66

Weighted average fair value of options granted during the year				$0.48

18.      STOCK-BASED COMPENSATION (Continued)

The fair value of consultant and employee options granted during the 2007 and 2006 years respectively was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 62%, risk free interest rate of 4.6% and weighted average expected option terms of 2 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

		AVERAGE
RANGE OF	WEIGHTED	REMAINING
EXERCISE	NUMBER	CONTRACTUAL	NUMBER
PRICE	OUTSTANDING	LIFE	EXERCISABLE
$1.80	33,333	4 years	33,333
3.00 – 3.60	26,250	1 year	26,250
4.32 4.80	29,167 183,686	1 year 6 years	29,167 183,686
5.04 – 6.00	362,083	1 year	362,083
	634,519		634,519

19.      CAPITAL STOCK

Common Share Consolidation

On January 12, 2009, the Company received regulatory approval for a 1 for 12 consolidation of its outstanding common shares effective January 15, 2009.  The Company’s shares began trading on a consolidated basis on January 15, 2009.  All references to share and per-share data (including warrants and options) for all periods presented in the consolidated financial statements have been adjusted to give effect to the 1 for 12 common share consolidation.  As a result of the common share consolidation, the number of shares of the Company outstanding as of December 31, 2008 was reduced from 70,876,378 to 5,906,957 after taking into account fractional share adjustment, without any change in par value per common share.

Issuance of Capital Stock

On April 9, 2007, the Company completed a private placement of 245,098 units consisting of one common share and three share purchase warrants (the "Warrants") priced at $2.40 per Unit, with the President and director of the Company.  Each Warrant entitles the holder to purchase three additional common shares at an exercise price of $2.40 for a term of 10 years expiring, if not exercised, on April 9, 2017. The total purchase price of the Units was $588,235 with share issuance costs incurred by the Company of $60,000.

Based on the market trading price at the time of the offering the fair market value of each share was calculated to be $2.40 and the fair market value of each warrant was calculated to be $1.08. The Black-Scholes model was used to determine the fair market value of each warrant with an exercise price of $2.40, an expected exercise term of 5 years, a volatility of 44% based on price fluctuations over a prior one year period and a risk adjusted market interest rate of 4%.

19.  CAPITAL STOCK (Continued)

On October 6, 2008, 400,000 common shares were issued as a result of the debt conversion agreement described in Note 17(d).  On the same day, 600,000 additional common shares were issued due to the exercise of warrants granted pursuant to the debt conversion agreement described in Note 17(d).

Treasury Stock

On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

For the year ended December 31, 2007, the Company repurchased 298,781 shares for a total cost of $669,562, but the shares have not been cancelled as of December 31, 2007.

For the year ended December 31, 2008, the Company repurchased an additional 240,521 shares for a total cost of $374,304. The total number of 539,302 shares repurchased were subsequently cancelled and returned to the authorized capital stock of the Company during the 2008 year.

20.  CONTINGENT LIABILITIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business.  In management's opinion none of these claims will have a significant effect on the Company's financial position.

21.  COMMITMENTS

a)     The Company is committed to payments with respect to an agreement to lease office premises.  Future minimum payments required under the lease are as follows:

2009	23,756
2010	20,556
2011	5,139
$49,451

b)     The Company is committed to additional commissions and bonuses to be paid in the amount of $600,082 ($689,750 CAD) upon the successful completion of the sales and transfer of strata lots related to the development of its condominium project in Surrey as described in Note 7.

c)     The Company is committed to a payment of $103,342 ($111,000 CAD) for 2/5/10 year home warranty insurance coverage related to its condominium development project in Surrey as described in Note 7.

21.   COMMITMENTS (Continued)

d)
The Company has unconditionally guaranteed the interest and repayment of a demand loan to Envision Credit Union (“ECU”) related to its Township Holdings Joint Venture. The guarantee continues until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due upon demand.  The Company estimated a value of $40,535 for this guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in Accounts payable and accrued liabilities at December 31, 2008.

22.   SEGMENTED INFORMATION

The Company has four reportable segments:
- Auction, Liquidation and Technology Business segment
- Real Property and Property Development segment
- Investment segment
- Other segment

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

Through the Mortgages and Loans segment, the Company manages its marketable securities, Mortgages and loans to third parties.  This segment consists of investments by Axion Investment Corporation, Ableauctions.com Inc and AAC Holdings Ltd.

The Other segment encompasses all other activities of the Company including management, investor relations and other related head office expenses incurred by Ableauctions.com Inc., which are also included in determining this segment’s profits.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

22.	SEGMENTED INFORMATION (Continued)

Following is the segmented information for the year ended December 31, 2008:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	2,256,264	-	2,256,264
Canada	150,653	-	364,269	-	514,922
Other	-	-	34,950	-	34,950
Total Revenue From External Customer	150,653	-	2,655,483	-	2,806,136
Investment income	-	207,781	-	-	207,781
Interest expense	46,560	65,498	1,011	3,175	116,244
Depreciation and amortization	38,650	-	97,014	-	135,664
Impairment of asset			595,044		595,044
Segment profit(loss)	(129,781)	181,664	(1,810,678)	(1,013,031)	(2,771,826)
Segment assets	114,342,434	931,942	1,347,418	1,468,500	18,090,294
Expenditures on long-lived assets	6,206,805		21,014		6,227,819
Investment in joint venture Investment in Surrey City Central	1,223,728 1,671,638	-	-		1,223,728 1,671,638

  Following is the segmented information for the year ended December 31, 2007:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	4,329,617	-	4,329,617
Canada	143,050	-	417,504	-	560,554
Other	-	-	48,747	-	48,747
Total Revenue From External Customer	143,050	-	4,795,868	-	4,938,918
Investment income	-	397,977	-	-	397,977
Interest expense	52,012	-	-	-	52,012
Depreciation and amortization	39,765	-	154,972	-	194,737
Segment profit	(132,378)	511,253	(425,807)	(646,326)	(693,258)
Segment assets	8,951,031	2,172,035	2,955,711	340,609	14,419,386
Expenditures on long-lived assets	1,816,545		34,267		1,850,812
Investment in joint venture	1,507,403	-	-	-	1,507,403

During the 2008 year, the revenue of the Company from one customer of the Auction, Liquidation and Technology Businesses segment exceeded 10% of its total revenue.  Revenue from the customer totalled $602,263.

During the 2007 year, the revenue of the Company from one customer of the Auction, Liquidation and Technology Business segment exceeded 10% of its total revenue.  Revenue from the customer totalled $1,932,241.

22.      SEGMENTED INFORMATION (Continued)

Geographic Information

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:

	2008	2007
External Sales
United States	$2,256,264	$4,329,617
Canada	514,922	560,554
Other	34,950	48,747

	$2,806,136	$4,938,918

Long-Lived Assets
United States	$8,845	$12,752
Canada	10,823,397	7,650,283

	$10,832,242	$7,663,035

23.SUBSEQUENT EVENTS

a)  Subsequent to December 31, 2008, the Company repurchased additional 78,276 shares of its common stock for a cost of $18,867.

24.RECENT ACCOUNTING PRONOUNCEMENTS

(i)  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

(ii)  In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

(iii)  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

24.       RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

(iv)  In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

(v)  In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our consolidated financial statements.

(vi)  In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt.  Retrospective application to all periods presented is required.  APB 14-1 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact the adoption of FSP APB 14-1 will have on our consolidated financial statements.

(vii) In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and shall be applied retrospectively to all prior periods.  We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

(viii) In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and demonstrates how the fair value of a financial asset is determined when the market for the financial assets is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our Consolidated Financial Statements.