Form 10-Q
period 2009-03-31
ABLEAUCTIONS COM INC
filed 2009-05-15
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ❒ Yes  ❒ No

Large accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❒  No ☒

The number of outstanding common shares, $ .001 par value, of the registrant at May 6, 2009 was 5,754,172.

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

ABLEAUCTIONS.COM, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	MARCH 31	DECEMBER 31
	2009	2008
ASSETS
Current
Cash and cash equivalents	$364,947	$223,592
Accounts receivable – trade, net of allowance	634,321	545,740
Employee receivable	278,072	248,072
Mortgages and loans receivable	2,315,968	2,294,745
Inventory	486,077	666,138
Prepaid expenses	55,665	63,841
	4,135,050	4,042,128

Deposits	309,802	320,558
Property and Equipment	2,198,172	2,312,187
Property Held for Development	9,536,629	8,520,055
Investment in Joint Venture	1,181,138	1,223,728
Investment in Surrey City Central	1,676,123	1,671,638

	$19,036,914	$18,090,294

LIABILITIES
Current
Accounts payable and accrued liabilities	$265,995	$519,043
Due to related party	1,363,765	1,363,765
Bank loan	8,069,889	6,367,756
	9,699,649	8,250,564

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,907,281 common shares at March 31, 2009
5,906,957 common shares at December 31, 2008	5,907	5,907
Additional paid-in capital	37,903,221	37,903,221

Deficit	(28,320,471)	(28,152,681)
Accumulated Other Comprehensive Income (Loss)
Treasury Stock, at cost	(224,471)	83,283
	(26,921)	-
	9,337,265	9,839,730

	$19,036,914	$18,090,294

 ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Net Revenues
Sales and commissions	$641,347	$797,888

Cost Of Revenues	406,678	414,510
Gross Profit	234,669	383,378
Investment Income	81,024	35,002
	315,693	418,380

Expenses
Operating expenses	468,002	507,701
Depreciation and amortization	16,408	45,358
	484,410	553,059
Loss from Operations	(168,717)	(134,679)

Other Items
Share of net income (loss) of joint venture	(587)	712
Provision for legal claim	-	(65,035)
Foreign exchange gain	1,514	4,951
	927	(59,372)

Loss for the Period	(167,790)	$(194,051)

Basic Loss per Share	$(0.03)	$(0.04)
Diluted Loss per Share	$(0.03)	$(0.04)
Weighted Average Number of Shares Outstanding:
Basic	5,852,673	5,072,026
Diluted	5,852,673	5,072,026

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2009	2009
Loss for the Period	$(167,790)	$(194,051)

Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(307,754)	(410,664)

Consolidated Comprehensive Loss	$(475,544)	$(604,715)

Basic and Diluted Comprehensive Loss per Share	$(0.08)	$(0.12)

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2009	2008
Cash Flows From Operating Activities
Loss for the year from continuing operations	$(167,790)	$(194,051)
Non-cash items included in net income (loss):
Depreciation and amortization	16,408	45,358
Stock-based compensation	-	8,000
Joint Venture Share of Income	587	(712)
	(150,795)	(141,405)
Changes in operating working capital items:
(Increase) Decrease in accounts receivable	(99,432)	63,914
(Increase) Decrease in inventory	179,116	(147,142)
(Increase) Decrease in prepaid expenses	7,870	17,977
(Increase) Decrease in employee receivable	(30,000)	(30,389)

Increase (Decrease) accounts payable and accrued liabilities	(250,442)	(113,546)
Increase in deferred revenue	-	(6,630)
Net cash used in operating activities	(343,683)	(357,221)

Cash Flows From Investing Activities
Purchase of property and equipment, net	-	(19,058)
Purchase of property held for development	(1,363,474)	(122,071)
Loan advances	(100,000)	(450,775)
Investment in surrey city Central	(4,485)	-
Other receivables	-	94,013
Deposits	-	(4,001)
Net cash from (used in) investing activities	(1,467,959)	(501,892)

Cash Flows From Financing Activities
Advances from Bank Loan	1,989,018	-
Repayment of Bank Loan	-	-
Purchase of treasury stock	(26,921)	(224,678)
Net cash (used in) from financing activities	1,962,097	(224,678)

Effect Of Exchange Rates On Cash	(9,100)	(25,485)
Change in Cash and Cash Equivalents For The Period	150,455	(1,083,791)
Cash And Cash Equivalents, Beginning Of Period	223,592	1,594,657

Cash And Cash Equivalents, End Of Period	$364,947	$485,381

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.           BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  The Company also provides mortgages and loans to individuals and companies, and develops real property.  The Company classifies its business interests into four reportable segments: Auction, Liquidation & Technology Business consisting principally of liquidation and merchandizing services; Mortgages and Loans consisting of mortgages, loans and other investments; Real Property & Property Development consisting principally of properties held for development and Other consisting of all other activities of the Company including management, investor relations and other related head office expenses.  Financial information for Ableauctions.com’s various reportable segments is presented in Note 11.

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

The unaudited consolidated financial statements of the Company at March 31, 2009 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accounting policies used in fiscal 2009 are consistent with those used in fiscal 2008.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2008 and the notes thereto included in the Company’s Form 10K filed with the SEC on March 25, 2009.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.Accounting changes

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was retrospectively applied and requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Statements of Financial Position and Shareholders’ Equity.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
2.  MORTGAGES & LOANS RECEIVABLE
	March 31, 2009	December 31, 2008
i) Loan advanced originally in the amount of $115,000 CAD and increased to $125,000 CAD, bears interest at 10.9% per annum (receivable at $1,064 ($1,135 CAD) per month), with the principal due for repayment on January 31, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal.	99,104	102,627

ii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,797 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2010. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement.	182,351	188,834

iii) Loan advanced to an employee in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $429 ($458 CAD) per month), with the principal due for repayment on February 9, 2009, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower. The loan has been extended month-to-month pending renewal.	43,606	45,156

iv) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,640 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower. The loan is in default and is currently under negotiation.	110,997	114,943

v) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $312 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees. The loan is extended month-to-month pending renewal.	35,678	36,946

vi) Loan advanced in the amount of $450,000 CAD, bears interest at 9.5% per annum (receivable at $3,685 ($3,932 CAD) per month), with the principal due for repayment on January 27, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal.	356,775	369,458

vii) Loan advanced in the amount of $1,750,000 CAD, bears interest at 12% per annum (receivable at $16,400 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009, and secured by a mortgage on the property of the borrower.	1,387,457	1,436,781

viii) Loan advanced in the amount of $100,000 pursuant to the Bridge Investment Agreement entered with other investors as of March 5, 2009, to provide bridge financing in connection with an acquisition by a US public company. The loan is repayable upon closing of the acquisition transaction, and the Company will receive shares of the public company equal to 0.75% of the total shares of common stock outstanding after the acquisition transaction.	100,000	-
	$2,315,968	$2,294,745

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
3.   RELATED PARTY TRANSACTIONS

a)	During the three month period ended March 31, 2009, the Company incurred $39,000 (2008: $39,000) in management fees to a director of the Company.

b)
At March 31, 2009, a balance of $278,072 (December 31, 2008: $248,072) is owing from employees to the Company as a result of overpayments in commissions, which will be offset by commissions to be paid in the following quarters.

c)
During the periods ended March 31, 2009 and 2008, the Company marketed condominium units being developed in Surrey using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, the Company’s President.  Mr. Ladha did not receive compensation for the use of this mark.

d)
On August 19, 2008, the president entered into an Agreement to Convert Debt with the Company.  Pursuant to the Agreement, the president agreed to accept units consisting of 1 share of the common stock and a warrant to purchase 1.5 shares of the common stock as partial payment of loans made to the Company.  Pursuant to the Agreement, the president accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of $384,000 in principal amount of the loans. The number of units to be issued was computed by using the last sale price of the Company’s common stock on August 19, 2008, which was $0.96.  The warrant exercise price is $1.08 and the warrant term is 5 years.  The agreement was subject to the approval of the NYSE Amex (formerly the American Stock Exchange), which was received on October 2, 2008.  On October 6, 2008, the shares were issued and all the warrants were exercised by the president, resulting in the issuance of 1,000,000 common shares.

e)
As described in Note 9, the Company acquired a 50% interest in Surrey Central City Holdings Ltd. (referred to as “Surrey”), resulting in a balance of $1,363,765 owing to the director as of March 31, 2009.

4.   PROPERTY HELD FOR DEVELOPMENT

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

If the Company is successful in selling all of the condominiums, it expects to receive sale proceeds of approximately $22.1 million ($25.4 million CAD). The Agent has been paid $341,446 ($366,749 CAD) for services provided to date. The Company is committed to additional commissions and bonuses to be paid in the amount of $600,082 ($689,750 CAD) upon the successful completion of the sales and transfer of the strata lots.

The Company has obtained a building permit from the City of Surrey and has advanced performance bonds for service and work totaling $320,558 ($384,833 CAD) to the City of Surrey, as commitment for the development.  On satisfactory completion of the intended service and work, the City of Surrey will refund the deposits to the Company.

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
4.   PROPERTY HELD FOR DEVELOPMENT (continued)

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

As of March 31, 2009 draws totalling $6,527,829 ($8,233,551 CDN) had been made against the credit facility.  Borrowings are to be repaid from 100% of the net sales proceeds received on the closing of sales of units in the Project.  In any event, all borrowings shall be repayable in full by December 31, 2009.

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

  5.   INVESTMENT IN JOINT VENTURE

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

b)	Pursuant to the Agreement, a new company, Township Holdings Ltd. (“THL”), has been formed and is equally and jointly owned by the three parties to the Agreement..  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two remaining parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $3.42 million ($3.49 million CAD).  During the 2006 year, Axion paid its share of the investment in the amount of $1,441,913 CAD.

Pursuant to an agreement dated July 28, 2006, Axion was to advance a loan to one of the unrelated parties to pay for its portion of the purchase price.  During the 2006 year, Axion advanced a loan in the amount of $516,028 to two shareholders of this party for a one year term, bearing interest at 10% per annum.  The loan was repaid during the 2006 year.

c)
On March 13, 2007, Axion authorized  Envision Credit Union (“ECU”) to make a demand loan to THL in the amount of $1.30 million ($1.4 million CAD) for the benefit of the other two parties, Canitalia and 449991 (the “Loan”).  The parties have acknowledged that the Loan is for the sole benefit of 449991 and Canitalia and have agreed that none of THL, Axion or Abdul Ladha, the Company’s president, will have responsibility for payments of the Loan (see the discussion below) and that THL, Axion and the president will be fully indemnified for any expenses or payments they become liable for thereunder.

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
MARCH 31, 2009
(Unaudited)

5.   INVESTMENT IN JOINT VENTURE (continued)

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

d)
The Company has originally estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at March 31, 2009.  The Company decided to leave the guarantee at its original amount until expiration of the guarantee in the year 2012, as the change in value is not significant.  The maximum potential amount of future payments under this guarantee as of March 31, 2009 is $367,367.

e)
The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions.

f)	Summarized financial statements for the joint venture investment:

	March 31, 2009	Dec 31, 2008
Balance Sheet
Assets	$2,750,824	$2,850,416
Liabilities	-	-
Equity	2,750,824	2,850,416

	Three months ended March 31, 2009	Three months ended March 31, 2008
Statement of Operations
Revenue	$-	$2,191
Expenses	1,761	55
Net Income (loss)	(1,761)	2,136

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
6.    INVESTMENT IN SURREY CITY CENTRAL

On October 6, 2008 the board of directors approved a Development Agreement with the Company’s president, Mr. Abdul Ladha, Overture Development Corporation, Surrey Central City Ltd. (“Surrey”) and Bullion Reef Holdings Ltd. (“Bullion”).  Mr. Ladha is the sole officer, director and shareholder of Overture Development Corporation and the sole officer and director of Surrey.  Bullion is the sole shareholder of Surrey.  A trust created for the benefit of Mr. Ladha’s family is the sole shareholder of Bullion.

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

On the date of the Development Agreement, Surrey had no assets other than the Property and no liabilities.  Surrey had 299 shares of common stock issued and outstanding, all of which were owned by Bullion.  The Company agreed to purchase 149.5 of these shares from Bullion and agreed to pay $1,347,440 for these shares.  The purchase price was based on appraisals provided to the Company by independent appraisers and a fairness opinion. The purchase price is subject to an upward adjustment in the event that Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the Property if Surrey were able to acquire a lot adjacent to the Property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.

The Company is to pay $673,720 of the purchase price in cash and the remainder of the purchase price with a promissory note.  The promissory note accrues simple interest at the rate of prime plus 2% per annum.  As discussed below, on October 22, 2008, the promissory note was amended to include a provision that allows Bullion to convert up to $1 million of the principal amount and the interest accrued thereon into shares of the Company’s common stock.  The number of shares of common stock to be issued to Bullion upon conversion of the principal and accrued interest will be computed at 20% above the last sale price of one share of the Company’s common stock on the date on which the Development Agreement was executed.  The last sale price of our common stock on October 6, 2008 was $0.36, therefore the number of shares of common stock will be computed using a price of $0.432 per share. The entire unpaid principal balance, together with any accrued interest and other unpaid charges or fees are due and payable on October 6, 2009.

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

        The total investment of $1,676,123 has been recorded as “Investment in Surrey City Central” on the balance sheet as of March 31, 2009, with an amount of $1,363,765 owing to Bullion as of March 31, 2009.

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
7.   BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,879,346 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favour of the Bank. As of March 31, 2009, the amount of the loan was $1,542,060.

Bank Loan #1 (Note 4)	$6,527,829
Bank Loan #2	1,542,060
Total Bank Loan	8,069,889

8.    SETTLEMENT OF LEGAL CLAIM

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against the Company for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 the Company reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,000 to the Plaintiffs in exchange for a release of their claims.   The Company has recorded the full amount as “provision for legal claim” in the Statement of Operations during the period ended March 31, 2008, with the offsetting liability included in accounts payable and accrued liabilities at March 31, 2008.

9.     CAPITAL STOCK

Stock-based Compensation
During the 3 month period ended March 31, 2008, the Company recognized an expense of $8,000 in respect to stock options granted in the 2006 year, which are vested as of March 31, 2008.

Treasury Stock
On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

For the 3 month period ended March 31, 2008, the Company repurchased 1,530,966 shares for a total cost of $224,678.

For the 3 month period ended March 31, 2009, the Company repurchased 112,386 shares for a total cost of $26,921.  Subsequent to March 31, 2009, the Company repurchased an additional 40,723 shares for a total cost of $10,396.  On May 1, 2009, the total number of 153,109 shares repurchased were cancelled and returned to the authorized capital stock of the Company.

Warrants
On January 4, 2008, 795,384 of the warrants that were exercisable at $0.80 per share expired.

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

10.  SUBSEQUENT EVENTS

On March 13, 2009 our wholly-owned subsidiary, 0716590 BC Ltd., entered into a Contract of Purchase and Sale (the “Agreement”) for sale of the real property located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchaser is Business World Development Inc., a party unrelated to our company or any of our officers or directors (the “Purchaser”).

The Purchaser will pay a purchase price of CDN$3,400,000 for the property.  The sale is due to close on November 2, 2009.

On April 6, 2009, the Agreement was amended to provide that we would provide financing to the Purchaser.  We have agreed to finance 80% of the purchase price.  The loan will have a term of 7 years and will bear simple interest at 6.5% per annum.  The payments will be amortized over 20 years.  The loan will be secured by a mortgage, including an assignment of rents, recorded against the property.

11.SEGMENTED INFORMATION

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

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Following is the segmented information for the period ended March 31, 2009:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	503,523	-	503,523
Canada	31,894	-	102,380	-	134,274
Other	-	-	3,550	-	3,550
Total Revenue From External Customer	31,894	-	609,453	-	641,347
Investment income	-	81,024	-	-	81,024
Interest expense	16,010	47,391	-	-	63,401
Depreciation and amortization	7,948	-	8,460	-	16,408
Segment profit	(26,891)	6,249	(55,221)	(91,927)	(167,790)
Segment assets	15,147,012	931,295	1,402,385	1,556,222	19,036,914
Expenditures on long-lived assets	1,363,474	-		-	1,363,474
Investment in joint venture	1,181,138				1,181,138
Investment in Surrey City Central	1,676,123	-	-	-	1,676,123

Following is the segmented information for the period ended March 31, 2008:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	605,026	-	605,026
Canada	39,574	-	143,189	-	182,763
Other	-	-	10,099	-	10,099
Total Revenue From External Customer	39,574	-	758,314	-	797,888
Investment income	-	35,002	-	-	35,002
Interest expense	-	-	-	-	-
Depreciation and amortization	10,269	-	35,089	-	45,358
Segment profit	33,828	36,368	(127,622)	(136,625)	(194,051)
Segment assets	8,681,360	1,809,157	2,900,451	83,407	13,474,375
Expenditures on long-lived assets	122,071	-	19,058	-	141,129
Investment in joint venture	1,456,408	-	-	-	1,456,408

ABLEAUCTIONS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
12.  OPERATING EXPENSES

	THREE MONTHS ENDED MARCH 31
	2009	2008
Operating Expenses
Accounting and legal	$5,197	$1,866
Advertising and promotion	4,999	6,586
Automobile	7,684	3,028
Commission	-	40,413
Interest	63,401	-
Insurance	6,476	7,412
Investor relations and shareholder information	30,447	23,670
Management fees	39,000	39,000
Office and administration	44,376	10,428
Rent and utilities	19,542	15,801
Repairs and maintenance	4,097	3,640
Salaries and benefits	205,679	317,321
Telephone	11,785	7,779
Travel	7,944	14,610
Website maintenance	17,375	16,147

Total Operating Expenses	$468,002	$507,701

13.	RECENT ACCOUNTING PRONOUNCEMENTS

(i)
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

(ii)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

(iii)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

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

The following discussion of our results of operations should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2008 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009.

We provide liquidation and merchandizing services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  We also provide mortgages and loans to individuals and companies, and develop real estate.  We classify our business interests into 4 reportable segments: the auction, liquidation and technology business, which consists principally of liquidation and merchandizing services; loans, which consists of mortgages and loans; real property and property development, which consists principally of properties held for development; and a segment we call “other” which encompasses our corporate activities such as investor and public relations and the management of cash and marketable securities held for investment.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this report.

Auction, Liquidation and Technology Segment

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauctions’ liquidation store located in California and British Columbia.  We also generate revenues by providing inventory brokerage services at www.unlimitedcloseouts.com.

Auction Broadcast Services – We broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website www.naalive.com and www.naaonlinesolutions.com.  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  Prior to December 31, 2008, these auctions were facilitated using eBay’s live auction technology.  Commencing January 1, 2009, these auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website, www.iCollector.com. We also provide auction-related products and services for a fee (www.icollectorlive.com/services.aspx).

Point-of-Sale (POS) Services - Through our subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sell to retailers, install and support our proprietary point-of-sale (POS) sales processing and reporting system.

Real Property Development and Lending Segments

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.

As of March 31, 2009, our loan and real estate segments included the following investments:

Investment	Amount
Loans	$2,315,968
Real Property	$2,088,379
Real Property held for development	$9,536,629
Investment in joint venture	$1,181,138
Investment in Surrey City Central Holdings Ltd.	$1,676,123

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We refer to this development as Phase I of the Gruv Development in this report.  We acquired the property in August 2005 for $1,270,000.

We intend to develop the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums.  We expect revenue of approximately $22.1 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $18.4 million ($21.2 million CAD).

We entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and have collected approximately $1.92 million ($2.34 million CAD) in deposits that are being held in trust with Macdonald Realty Ltd.  We paid $341,446 ($366,749 CAD) to Macdonald Realty for its services to date. We have budgeted an additional $600,082 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

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

Construction Progress as of April 30, 2009: ($ CAD)

Project costs of work completed to date:	$13,828,313
Project costs of remaining work:	$6,668,905
Estimated total project costs:	$21,257,869
Current outstanding principal balance of loan from the Royal Bank of Canada:	$9,752,095

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As of May 6, 2009, we had borrowed approximately $913,000 from Mr. Ladha, all of which has been repaid.

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

We agreed to pay $673,720 of the purchase price in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note also includes a provision allowing Bullion to convert up to $1 million of the principal amount, and any interest accrued thereon, into shares of our common stock at a price of $0.432 per share.  The total number of shares that could be issued if Bullion converts up to $1 million of principal and interest accrued thereon would total 2,465,277 shares.  On April 30, 2009 Bullion assigned the promissory note to Abdul Ladha and his spouse, Hanifa Ladha.  We will have the right, for a period of one year, to sell back our interest in Surrey for the original purchase price, less one-half of the expenses incurred by Surrey in its efforts to develop the Property, in the event financing or approval of a preliminary development plan cannot be obtained.

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

Trends, Events and Uncertainties

On December 31, 2008 eBay terminated the operation of its eBay Live Auction platform.  This decision along with the ongoing weakness in the U.S. economy has continued to negatively impact our liquidation and live auction broadcast services operations.

The downturn in the U.S. economy has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues were approximately 48% lower during the 2008 fiscal year compared to the 2007 fiscal year. Likewise, eBay’s decision to shut down its Live Auction platform has had a material adverse effect on our live auction broadcast business, where revenues are approximately 68% lower for the three months ended March 31, 2009 compared to the same period in the previous year.  There can be no assurance that we will be able to increase our revenues from either of these operations during the remainder of 2009.  Although we have implemented strong cost control measures to reduce recurring operating expenditures related to these business units, if the U.S. economy does not experience a significant recovery during the 2009 fiscal year, we expect that our operations will continue to be adversely affected. As a result, we are currently exploring all avenues to mitigate any further losses in this sector including the divestiture and possible liquidation or winding-down of these operations.

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

Loans and Real Property

During the three months ended March 31, 2009, our investment in loans generated approximately $81,024 in revenues.  During the three months ended March 31, 2009, 12% of the value of our assets was held in the form of loans and 76% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,819,082	10%
Other Assets	$419,595	2%
Real Estate (head office)	$2,088,379	11%
Real Estate (development)	$9,536,629	50%
Real Estate (Joint Venture)	$1,181,138	6%
Real Estate (Surrey City Central)	$1,676,123	9%
Loans	$2,315,968	12%
Total	$19,036,914	100%

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

Stock Based Compensation

The granting of stock options can represent a significant source of financing for us.  Consequently, the accounting policies by which we account for these options is critical to an understanding of our financial statements.

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

We have net operating losses carried forward of approximately $7,300,000 which expire in years ranging from 2009 to 2028.  We have provided a full valuation allowance of approximately $2,771,600 on the deferred tax asset because of the uncertainty of realizability.

Contractual Obligations

We are committed under the following contractual obligations.

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating lease obligations	$49,451	$23,756	$25,695		-

As noted above, we are committed to payments with respect to agreements to lease office premises.

Results of Operations

Three months ended March 31, 2009 compared to the corresponding period in 2008.

Revenues.  During the three months ended March 31, 2009, we had revenues of $641,347 compared to revenues of $797,888 during the same period in 2008, a decrease of $156,541 or 20%. The decrease in revenues is a result of a 2% increase in revenues from our liquidation business and a 65% decrease in revenues from our Live Auction services.

Revenues from our liquidation services totaled $443,450 (or 69% of our total revenue) compared to revenues of $433,245 (or 54% of our total revenue) during the same period in 2008. The revenue from our liquidation service has increase slightly compared to the three months ended March 31, 2008.

Revenues from our live auctions services totaled $71,002 (or 11% of our total revenue) compared to revenues of $201,980 (or 25% of our total revenue) during the same period in 2008. The decrease in revenues is a direct result of the termination of eBay’s Live Auction platform. The number of auction sessions facilitated during the three months ended March 31, 2009 decreased by approximately 73% to 90 compared to 338 auction sessions for the same period in 2008.

Our liquidation services accounted for 69% of total revenue for the three month period ending March 31, 2009.   We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we manage is directly related to the general economy of the US, and that the current economic down-turn in the US could continue to have a dampening effect on our revenues in those two areas of our business.

During the three months ended March 31, 2009, we had investment income of $81,024 compared to $35,002 for the same period in 2008.  The investment in property development is long term in nature and, as a result, returns will be realized on completion of projects.  As of March 31, 2009, our holdings in real estate totaled approximately $14,482,269, representing the lower of cost or market for these assets.

Gross Profit and Cost of Revenue.  Cost of revenue was $406,678 or 63% of our revenues for the three months ended March 31, 2009, compared to $414,510 or 52% of our revenues during the same period in 2008.  Gross profit was $234,669 or 37% of total revenue for the three months ended March 31, 2009, compared to gross profit of $383,378 or 48% of total revenue for the three months ended March 31, 2008.

The decrease in gross profit as a percentage of revenue reflects the performance of our liquidation services, which realized lower gross profit margins in the first quarter of 2009 compared to the same period in 2008.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Expenses.  During the three month period ended March 31, 2009, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation and live auction broadcast operations.  Operating expenses during the three month period ended March 31, 2009 were $468,002 or approximately 73% of revenue compared to $507,701 or approximately 64% during the three month period ended March 31, 2008.  Operating expenses are expected to further decrease in the second quarter of the 2009 fiscal year as we realize the effects of additional cost cutting measures.

During the three month period ended March 31, 2009, the cost of investor relations and shareholder information services was $30,447 as compared to $23,670 for the same period in 2008.    We expect the cost of investor relations in 2009 will remain steady throughout the year.

During the three month period ended March 31, 2009, salaries and benefits totaled $205,679 as compared to $317,321 for the same period in 2008.  The decrease of $111,642 or approximately 35% from the previous year was due to cost cutting measures implemented.

Total personnel expenses, including salaries and benefits, totaled $244,679 or 52% of our operating expenses during the three-month period ended March 31, 2009 as compared to $396,734 or 78% of our operating expenses during the three-month period ended March 31, 2008.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $39,000 for the same period in 2008), and commissions of zero (compared to $40,413 for the same period in 2008).  Current cost cutting measures are expected to reduce personnel expenses for the remainder of the year.

During the three-month period ended March 31, 2009, advertising and promotion expenses were $4,999 or 1% of our operating expenses as compared to $6,586 or 1% of our operating expenses for the three-month period ended March 31, 2008.

General overhead expenses increased by $40,434 or approximately 51%, to $119,279 during the three month period ended March 31, 2009 (compared to $78,845 for the same period in 2008). This was mainly due to fees paid to NYSE Amex during the quarter for transactions that were required to be approved by the exchange.   General overhead expenses comprised 25% (compared to 16% for the same period in 2008) of our total operating expenses and 19% (compared to 10% for the same period in 2008) of our total revenue.  General overhead expenses include rent and utilities, which totaled $19,542, telephone, which totaled $11,785, travel related to operations, which totaled $7,944, repairs and maintenance, which totaled $4,097, automotive, which totaled $7,684, insurance, which totaled $6,476, website maintenance, which totaled $17,375 and office and administration expenses, which totaled $44,376.

Depreciation and amortization expense was $16,408 for the three-month period ended March 31, 2008 as compared to $45,358 for the three-month period ended March 31, 2008. Depreciation and amortization expense was higher during the three months ended March 31, 2008 due to amortization of our intangible assets.

Net Loss.  We realized a net loss of $167,790 or $(0.03) per share for the three months ended March 31, 2009 as compared to a net loss of $194,051 or $(0.04) per share for the three months ended March 31, 2008.  The loss for the period ended March 31, 2009 is attributed primarily to a loss from operations of $62,338 from Auction Broadcast Services and a loss of $39,789 from Liquidation Services, and depreciation in the amount of $16,408.

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

To date, we have funded our operations with our revenues, with dividends and interest from our investments and with the proceeds of the sales of our securities.  A moderate portion of the revenue we earn has come from the auctions we hold through eBay and the National Auctioneers Association. eBay’s recent decision to terminate the operations of its eBay Live Auction platform has had a material adverse affect on our operations, and we expect this to continue at least through the end of the fiscal year. Some of this will be mitigated as we switch over to an alternative live bidding platform solution available to our customers thru our NAALive operations.

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

As of March 31, 2009 we had a deficiency in our working capital of $5,664,611 made up of cash and cash equivalents of $364,947, accounts receivable of $634,321, employee receivable of $278,072 mortgages and loans receivable of $2,315,968, inventory of $486,077 and prepaid expenses of $55,665 minus current liabilities of $9,699,649.

Cash used for operating activities totaled $343,683 due to primarily a decrease in accounts payable and accrued liabilities during the three months ended March 31, 2009.  Our cash resources may decrease further if we complete an acquisition during 2009, experience a delay in our construction financing, or if we are unable to maintain positive cash flow from our business through 2009.

Cash flow used in investing activities during the three-months ended March 31, 2009 was $1,467,959. Cash was used from loan advances and to increase our investment in property held for development.  Cash flow from financing activities was $1,962,087, which primarily resulted from proceeds from bank loans.

Other Events

On March 13, 2009 our wholly-owned subsidiary, 0716590 BC Ltd., entered into a Contract of Purchase and Sale (the “Agreement”) for sale of the real property located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchaser is Business World Development Inc., a party unrelated to our company or any of our officers or directors (the “Purchaser”).

The Purchaser will pay a purchase price of CDN$3,400,000 for the property.  The sale is due to close on November 2, 2009.

On April 6, 2009, the Agreement was amended to provide that we would provide financing to the Purchaser.  We have agreed to finance 80% of the purchase price.  The loan will have a term of 7 years and will bear simple interest at 6.5% per annum.  The payments will be amortized over 20 years.  The loan will be secured by a mortgage, including an assignment of rents, recorded against the property.

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

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”)/President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO determined that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we made the following purchases of our common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet Be Purchased Under the Plan or Program
January	54,770	$0.233	54,770
February	23,506	$0.260	23,506
March	34,110	$0.236	34,110
Total	112,386		112,386	As determined by the board of directors

(1) The plan was announced on July 23, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 13, 2009 our wholly-owned subsidiary, 0716590 BC Ltd., entered into a Contract of Purchase and Sale (the “Agreement”) for sale of the real property located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchaser is Business World Development Inc., a party unrelated to our company or any of our officers or directors (the “Purchaser”).

The Purchaser will pay a purchase price of CDN$3,400,000 for the property.  The sale is due to close on November 2, 2009.

On April 6, 2009, the Agreement was amended to provide that we would provide financing to the Purchaser.  We have agreed to finance 80% of the purchase price.  The loan will have a term of 7 years and will bear simple interest at 6.5% per annum.  The payments will be amortized over 20 years.  The loan will be secured by a mortgage, including an assignment of rents, recorded against the property.

ITEM 6. EXHIBITS

Exhibits:

3.1     Certificate of Incorporation (1)
3.1.1  Amendment to Certificate of Incorporation (2)
3.2     By-laws (1)
10.1   Contract of Purchase and Sale with Business World Development Inc., as amended (3)
31.1   Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2   Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32      Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(4)
_______________
(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.
(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(3) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 16, 2009.
(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: May15, 2009
By:/s/ ABDUL LADHA
Name:  Abdul Ladha
Title: President, Chief Executive Officer,
Chief Financial Officer