Form 10-Q
period 2009-06-30
ABLEAUCTIONS COM INC
filed 2009-08-13
CIK 1099290

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________

Commission file number 0-28179

ABLEAUCTIONS.COM, INC.
(Exact name of small business issuer in its charter)

Florida	59-3404233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200 - 1963 Lougheed Highway, Coquitlam, British Columbia, V3K-3T8
(Address of principal executive offices)

(604) 521-3369
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐; No ☒

The number of outstanding common shares, $ .001 par value, of the registrant at August 5, 2009 was 8,144,197.

ABLEAUCTIONS.COM, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

ABLEAUCTIONS.COM, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	JUNE 30	DECEMBER 31
	2009	2008
ASSETS
Current
Cash and cash equivalents	$303,195	$223,592
Accounts receivable – trade, net of allowance	517,538	545,740
Employee receivable	312,071	248,072
Mortgages and loans receivable	2,395,787	2,294,745
Inventory	522,233	666,138
Prepaid expenses	43,363	63,841
	4,094,187	4,042,128

Deposits	335,376	320,558
Property and Equipment	2,352,974	2,312,187
Property Held for Development	13,148,668	8,520,055
Investment in Joint Venture	1,275,568	1,223,728
Investment in Surrey City Central	1,867,085	1,671,638

	$23,073,858	$18,090,294

LIABILITIES
Current
Accounts payable and accrued liabilities	$297,598	$519,043
Deferred revenue	10,331
Due to related parties	1,334,607	1,363,765
Bank loan	11,756,092	6,367,756
	13,398,628	8,250,564

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
5,754,172 common shares at June 30, 2009
5,906,957 common shares at December 31, 2008	5,754	5,907
Additional paid-in capital	37,866,057	37,903,221

Deficit	(28,611,724)	(28,152,681)
Accumulated Other Comprehensive Income	427,800	83,283
Treasury Stock, at cost	(12,657)	-
	9,675,230	9,839,730

	$23,073,858	$18,090,294

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2009	2008	2009	2008

Net Revenues
Sales	$550,787	$849,859	$1,192,134	$1,647,747

Cost Of Revenues	358,431	586,572	765,109	1,001,082
Gross Profit	192,356	263,287	427,025	646,665
Investment Income	54,797	38,701	135,821	73,703
	247,153	301,988	562,846	720,368
Expenses
Operating expenses	512,848	705,860	980,850	1,213,561
Depreciation and amortization	22,183	43,701	38,591	89,059
	535,031	749,561	1,019,441	1,302,620
(Loss) Income from Operations	(287,878)	(447,573)	(456,595)	(582,252)

Other Items
Share of net income (loss) of joint venture	(5,228)	(8,275)	(5,815)	(7,563)
Settlement of legal claim	-	-	-	(65,035)
Gain on Sale of Asset	3,423		3,423
Foreign exchange gain (loss)	(1,570)	(1,303)	(56)	3,648
	(3,375)	(9,578)	(2,448)	(68,950)

Income (Loss) For The Period	$(291,253)	$(457,151)	$(459,043)	$(651,202)

Basic (loss) Earnings per Share	$(0.05)	$(0.10)	$(0.08)	$(0.13)
Diluted (loss) Earnings per Share	$(0.05)	$(0.10)	$(0.08)	$(0.13)

Weighted Average Number Of Shares Outstanding:
Basic	5,735,247	4,944,947	5,793,636	5,011,338
Diluted	8,200,524	4,944,947	5,793,636	5,011,338

ABLEAUCTIONS.COM, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2009	2008	2009	2008
(Loss) Income for the Period	$(291,253)	$(457,151)	$(459,043)	$(651,202)

Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	652,271	79,679	344,517	(330,985)

Consolidated Comprehensive (Loss) Income	$361,018	$(377,472)	$(114,526)	$(982,187)

Basic Comprehensive (Loss) Income per Share	$0.06	$(0.08)	$(0.02)	$(0.20)
Diluted Comprehensive (Loss) Income per Share	$0.04	$(0.08)	$(0.02)	$(0.20)

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	6 MONTHS ENDED JUNE 30
	2009	2008

Cash Flows From Operating Activities
Income (Loss) for the period from continuing operations	$(459,043)	$(651,202)
Non-cash items included in net Income:
Depreciation and amortization	38,591	89,059
Stock based compensation	-	16,000
Gain on sales of asset	(3,423)	-
Joint Venture (Income) loss	5,815	7,563

Changes in operating working capital items:
(Increase) Decrease in accounts receivable	42,473	184,602
(Increase) Decrease in inventory	145,027	10,948
(Increase) Decrease in prepaid expenses	20,559	(71,201)
(Increase) Decrease in employee receivable	(63,999)	(65,389)
Increase (Decrease) in accounts payable and accrued liabilities	(225,718)	(300,542)
Increase (Decrease) in deferred revenue	9,865	(7,736)
Net cash used in (from) operating activities	(489,853)	(787,898)

Cash Flows From Investing Activities
Purchase (sale) of property and equipment, net	2,393	(24,366)
Purchase of property held for development	(4,005,519)	(1,369,893)
Loan advances	(100,000)	(464,037)
Loan repayment	107,481	-
Investment in surrey city central	(195,447)	-
Other receivables	-	215,067
Deposits	-	(4,000)
Net cash from (used in) Investing Activities	(4,191,092)	(1,647,229)
Cash Flows From Financing Activities
Proceed from Bank Loan	4,858,079	1,470,625
Repayment to related parties	(60,092)	-
Purchase of Treasury Stock	(49,974)	(374,304)
Proceeds from issuance of capital stock, net	-	-
Net cash from (used in) financing activities	4,748,013	1,096,321

Effect of Exchange Rates On Cash	12,535	(14,519)
Change in Cash and Cash Equivalents For The Period	67,068	(1,338,806)
Cash And Cash Equivalents, Beginning of Period	223,592	1,594,657

Cash And Cash Equivalents, End Of Period	$303,195	$241,332

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

1.   BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  In the past the Company has provided the online auction technology and point-of-sale services directly to its customers.  Effective June 8, 2009, the Company has licensed its point-of-sale and online auciton operations to third parties in providing these servics.

The Company also provides mortgages and loans to individuals and companies, and develops real estate property. The Company classifies its business interests into four reportable segments: Auction, Liquidation & Technology Business: consisting principally of liquidation and merchandizing services; Mortgages and Loans: consisting of mortgages, loans and other investments and Real Property & Property Development: consisting principally of properties held for development.  Financial information for Ableauctions.com’s various reportable segments is presented in Note 12.

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

The unaudited consolidated financial statements of the Company at June 30, 2009 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accounting policies used in fiscal 2009 are consistent with those used in fiscal 2008.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2008 and the notes thereto included in the Company’s Form 10KSB filed with the SEC on March 25, 2009.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through the date that the financial statements were issued on August 14, 2009.

Accounting changes

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

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, was retrospectively applied and requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Statements of Financial Position and Shareholders’ Equity.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

2.   MORTGAGES & LOANS RECEIVABLE

	June 30, 2009	December 31, 2008

i) Loan advanced originally in the amount of $115,000 CAD and increased to $125,000 CAD, bears interest at 10.9% per annum (receivable at $1,064 ($1,135 CAD) per month), with the principal due for repayment on January 31, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal. The loan was repaid on May 15, 2009.	-	102,627

ii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,797 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2010. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement. The loan was repaid on July 17, 2009.	197,763	188,834

iii) Loan advanced to an employee in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $429 ($458 CAD) per month), with the principal due for repayment on February 9, 2009, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower. The loan has been extended month-to-month pending renewal.	47,292	45,156

iv) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,640 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower. The loan is in default and is pending foreclosure.	120,379	114,943

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

2.   MORTGAGES & LOANS RECEIVABLE(Continued)

v) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $312 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees. The loan is in default and is in foreclosure.	38,693	36,946

viii) Loan advanced in the amount of $450,000 CAD, bears interest at 9.5% per annum (receivable at $3,685 ($3,932 CAD) per month), with the principal due for repayment on January 27, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended month-to-month pending renewal. The loan was repaid on July 16, 2009.	386,931	369,458

ix) Loan advanced in the amount of $1,750,000 CAD, bears interest at 12% per annum (receivable at $16,400 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009, and secured by a mortgage on the property of the borrower. The loan has been extended to September 17, 2009.	1,504,729	1,436,781

ix) Loan advanced in the amount of $100,000 pursuant to the Bridge Investment Agreement entered with other investors as of March 5, 2009, to provide bridge financing in connection with an acquisition by a US public company. The loan is repayable upon closing of the acquisition transaction, and the Company will receive shares of the public company equal to 1% of the total shares of common stock outstanding after the acquisition transaction.	100,000	-

	$2,395,787	$2,294,745

3.   RELATED PARTY TRANSACTIONS

a)	During the six month period ended June 30, 2009, the Company incurred $78,000 (2008: $78,000) in management fees to an officer of the Company.
b)
At June 30, 2009, a balance of $312,071 (December 31, 2008: $248,072) is owed from employees to the Company as a result of overpayments in commissions, which will be offset by commissions to be paid in the following quarters.

c)
During the periods ended June 30, 2009 and 2008, the Company marketed condominium units being developed in Surrey using the brand name “Overture Living™”.  The mark, “Overture Living™” belongs to Abdul Ladha, the Company’s President.  Mr. Ladha did not receive compensation for the use of this mark.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

3.   RELATED PARTY TRANSACTIONS (Continued)

e)
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

As described in Note 6, the Company acquired a 50% interest in Surrey Central City Holdings Ltd. (referred to as “Surrey”), for a total investment of $1,867,085 with a balance outstanding to Abdul and Hanifa Ladha as of June 30, 2009 of $1,334,607.

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

The Company’s subsidiary Axion Investment Corp, is developing this property which consists of approximately 1.46 acres that is zoned for mixed commercial and residential use.  Axion is developing the Property through the Company’s wholly owned subsidiary, Gruv Development Corporation, by improving it with a retail facility of approximately 4,326 square feet and with a residential complex of approximately 91,132 square feet which will consist of 111 condominiums (the “Development”).

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

4.   PROPERTY HELD FOR DEVELOPMENT (Continued)

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. (the “Agent”) to market the strata lots and, by May 9, 2007, the Company had entered into agreements to pre-sell 100% of the condominiums prior to construction and collected approximately $1.92 million ($2.34 million CAD) in deposits that are being held in trust with the Agent.

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

On March 12, 2008, the Company obtained an updated conditional credit facility from the Royal Bank of Canada for the Development in the amount of $14.28 million ($16.42 million CAD).

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

4.   PROPERTY HELD FOR DEVELOPMENT (Continued)

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

As of June 30, 2009 draws totalling $10,087,579 ($11,731,854 CDN) had been made against the credit facility.  Borrowings are to be repaid from 100% of the net sales proceeds received on the closing of sales of units in the Development.  In any event, all borrowings shall be repayable in full by December 31, 2009.

On April 28, 2008, construction of the project commenced and it is estimated that it will be completed by September 30, 2009. If the development is suspended for any reason, including but not limited to the Company’s inability to obtain any additional financing that may be required or additional permits, the Company will not be able to recover all of its expenses.  There can be no assurance that the development will be successful or that developing the property in this manner will increase or even maintain its value

5.   INVESTMENT IN JOINT VENTURE

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

b)
Pursuant to the Agreement, a new company, Township Holdings Ltd. (“THL”), has een formed and is equally and jointly owned by the three parties to the Agreement..  All expenses incurred and all profits earned by THL in conjunction with the Project are to be allocated in equal shares among Axion and the two remaining parties.  The initial deposit was provided by Axion and 449991 BC Ltd.  The total purchase price of the property to be developed was $3.42 million ($3.49 million CAD).  During the 2006 year, Axion paid its share of the investment in the mount of $1,441,913 CAD.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

5.   INVESTMENT IN JOINT VENTURE (Continued)

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

d)
The Company has originally estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability,  which is included in accounts payable and accrued liabilities at June 30, 2009.  The Company decided to leave the guarantee at its original amount until expiration of the guarantee in the year 2012, as the change in value is not significant.  The maximum potential amount of future payments under this guarantee as of June 30, 2009 is $367,367.

e)
The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

f)	Summarized financial statements for the joint venture investment:

	June 30, 2009	Dec 31, 2008
Balance Sheet
Assets	$2,969,009	$2,850,416
Liabilities	-	-
Equity	2,969,009	2,850,416

	3 months ended June 30		6 months ended June 30
Statement of Operations	2009	2008	2009	2008
Revenue	$-	$849	$-	$3,034
Expenses	13,868	25,668	15,629	25,722
Net Income (Loss)	(13,868)	(24,819)	(15,629)	(22,688)

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

On October 6, 2008 Surrey was the owner of 4 vacant lots (collectively referred to as the “Property”) adjacent to the Gruv Development on 9655 King George Highway, Surrey, British Columbia. Surrey intends to explore the potential of developing the Property by improving it with a residential complex of at least 4-stories which will consist of at least 76 condominiums.  The Company’s board of directors believes that this development has significant potential and determined to acquire a 50% interest in Surrey.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

6.   INVESTMENT IN SURREY CITY CENTRAL (Continued)

On the date of the Development Agreement, Surrey had no assets other than the Property and no liabilities.  Surrey had 299 shares of common stock issued and outstanding, all of which were owned by Bullion.  The Company agreed to purchase 149.5 of these shares from Bullion and agreed to pay $1,347,440 for these shares.  The purchase price was based on appraisals provided to the Company by independent appraisers and a fairness opinion. The purchase price is subject to an upward adjustment in the event that Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the Property if Surrey were able to acquire a lot adjacent to the Property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.  The Development Agreement, as amended, required that the increase in value be determined by at least 2 appraisers independent from the parties and each other.  If the appraisers were not able to agree on the increase in value, then the increase in value was to be equal to the average of the appraisers’ findings of increased value.  The average of the appraisers’ findings of increased value totalled $519,645.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

6.   INVESTMENT IN SURREY CITY CENTRAL (Continued)

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

On October 20, 2008, Surrey entered into an agreement to purchase a fifth lot, 13509 96th Ave., for approximately $700,000 from an unrelated party.  As discussed above, on October 22, 2008 the Company and Bullion, Surrey, Mr. Ladha and Overture Development Corporation agreed to amend the Development Agreement to provide that Bullion would be entitled to convert up to $1 million of principal amount and interest accrued on such amount into shares of the Company’s common stock at a price of $0.432 per share.  On April 30, 2009, Bullion assigned the Note, one-half to Mr. Ladha and one-half to his spouse.

The total investment of $1,867,085 has been recorded as “Investment in Surrey City Central” on the balance sheet with a balance outstanding to related parties as of June 30, 2009 of $1,334,607.

7.   BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,879,346 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favour of the Bank. As of June 30, 2009, the amount of the loan was $1,655,202.

The Company has an unsecured credit facility in the amount of $35,000 from Bank of America, which bears an interest rate of 9.24% per annum payable monthly.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

7.   BANK LOAN (Continued)

Bank Loan #1 (Note 4)	$10,087,579
Bank Loan #2	1,655,202
Bank Loan #3	13,311
Total Bank Loan	11,756,092

8.   LICENSE AGREEMENTS

a)  On May 21, 2009, the Company and its subsidiary, iCollector Technologies Ltd., signed a License Agreement with ABC Live Auction World Ltd. (“ABC”).  The effective date of the License Agreement is May 15, 2009.  ABC is an employee-owned entity not otherwise affiliated with the Company.
Under the terms of the License Agreement, ABC has sublicensed all of iCollector’s auction and auction-hosting related technology, domain names, intellectual property and various other assets (including those assets used in the operations of NAALive) (“Licensed Assets”) in consideration for 50% of net profits realized from ABC’s operations or 10% of ABC’s net auction revenue, whichever is greater.  The sublicense is non-exclusive.  The License Agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.

Going forward, both parties will continue to look for a suitable buyer or partner for the iCollector business.  If the Company completes a sale or license of the iCollector business, then ABC will receive a minimum of 25% of the consideration payable to the Company upon completion of the transaction.

b)  On June 8, 2009, the Company and its subsidiary, RapidFusion Inc., signed a License Agreement with Pacific Amber Technologies Inc. (“PATI”).  The effective date of the License Agreement is June 1, 2009.  PATI is an employee-owned entity not otherwise affiliated with the Company.

Under the terms of the License Agreement, PATI has sublicensed all of  RapidFusion’s Point of Sale (“POS”) technology and its souce code, domain names, intellectual property and various other assets used in the operations of Rapidfusion’s business (“Licensed Assets”) in consideration for 50% of net profits realized from PATI’s operations or 5% of PATI’s gross profits from its POS revenues, whichever is greater.  The sublicense is non-exclusive.  The License Agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.

Going forward, both parties will continue to look for a suitable buyer or partner for the RapidFusion business.  If the Company completes a sale or license of the RapidFusion business, then PATI will receive a minimum of 25% of the consideration payable to the Company upon completion of the transaction.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

9.   SETTLEMENT OF LEGAL CLAIM

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against the Company for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 the Company reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,000 to the Plaintiffs in exchange for a release of their claims.   The Company has recorded the full amount as “settlement of legal claim” in the Statement of Operations for the period ended June 30, 2008.

10. CAPITAL STOCK

Stock-based Compensation
During the 6 month period ended June 30, 2008, the Company recognized an expense of $16,000 in respect to stock options granted in the 2006 year, which are vested as of June 30, 2008.

Treasury Stock
On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

For the 6 month period ended June 30, 2008, the Company repurchased 2,886,255 shares for a total cost of $374,304.

For the 6 month period ended June 30, 2009, the Company repurchased 201,126 shares for a total cost of $49,974, of which 153,109 shares were cancelled and returned to the authorized capital stock of the Company.  The remaining shares were cancelled and returned to the authorized capital stock of the Company on July 13, 2009.

Warrants
On January 4, 2008, 795,384 of the warrants that were exercisable at $0.80 per share expired.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

11. SUBSEQUENT EVENTS

1)  On March 13, 2009 our wholly-owned subsidiary, 0716590 BC Ltd., entered into a Contract of Purchase and Sale (the “Agreement”) for sale of the real property located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchaser is Business World Development Inc., a party unrelated to our company or any of our officers or directors (the “Purchaser”).

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

2) On July 27, 2009, Mr. and Mrs. Ladha each converted his or her interest in the promissory note described in Note 6 into 1,204,021 shares of the Company’s common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,137 in accrued interest.

3) On July 17, 2009, the Company executed a Share Exchange Agreement (“Exchange Agreement”) with the Company’s significant shareholders, Abdul Ladha, the Company’s Chief Executive Officer and a director, and his spouse (“Ladha”), Top Favour Limited, a British Virgin Islands corporation (“Top Favour”), and the shareholders of Top Favour (the “TF Owners”).  Under the Exchange Agreement, the TF Owners would exchange their shares of Top Favour capital stock for newly-issued shares of the Company.  Hereinafter, this share exchange transaction is described as the “Share Exchange.”

Also, on July 17, 2009, the Company executed a Voting Agreement with Top Favour and Ladha (“Voting Agreement”).

Share Exchange Agreement

Pursuant to the Exchange Agreement, the TF Owners would become the Company’s controlling shareholders holding approximately 97% of the outstanding common stock on a post-transaction fully-diluted basis, and existing shareholders of the Company would hold the remaining 3.0% of the outstanding common stock post-transaction.  Top Favour would become our wholly owned subsidiary. In connection with Top Favour becoming our wholly owned subsidiary, we would acquire the business and operations of Top Favour, and its wholly owned subsidiaries: Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., which controls and beneficially owns Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and its subsidiaries (collectively referred to herein as the “SinoCoking Group”).  Top Favour’s principal product is coke, or carbon fuel produced by distillation of coal.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

As a result of the Share Exchange:

•           The Company will acquire and own 100% of the issued and outstanding shares of capital stock of Top Favour from the shareholders of Top Favour, making Top Favour a wholly-owned subsidiary of the Company;

•           The Company will issue up to 13.2 million shares of its common stock to the former shareholders of Top Favour, on a post-reverse stock split basis;

•           The Company shareholders immediately prior to the Share Exchange will, after completion of the Share Exchange, own approximately 3% of the outstanding shares of the Company; and

•           The former shareholders of Top Favour will own approximately 97% of the outstanding shares of the Company.

Prior to the consummation of the Share Exchange, the Company will distribute all of its assets relating to the Ableauctions business (after payment or assignment of liabilities) to a liquidating trust for the benefit of holders of the Company’s common stock  immediately prior to the closing of the Share Exchange.

Following the Share Exchange, the Company will cease operating the Ableauctions business, and the business of Top Favour will be continued and will constitute the principal business and operations of the Company.

The closing of the Share Exchange will be contingent on the simultaneous closing of a proposed financing of $75 million, which may be comprised of debt or equity securities or both, to be determined by the board of directors in consultation with Top Favour.  If the financing is not obtained, Top Favour could waive this condition.

As a condition to and prior to the Share Exchange, the Company agreed to cause its shareholders to vote to amend its Articles of Incorporation to effect a reverse stock split which shall range between 1-for-20 and 1-for-50 and change its name to “SinoCoking Coal & Coke Chemical Industries Inc.”

In the event that any of the conditions to the Share Exchange are not satisfied or waived, the Share Exchange may not be consummated.  Neither the Company nor Top Favour can provide any assurances that the Share Exchange will ultimately be consummated.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

For accounting purposes, the Share Exchange will be treated as a reverse acquisition which results in the legal acquirer, the Company, being treated as being acquired by Top Favour under purchase accounting.

In conjunction with the Share Exchange, Ableauctions has agreed to adopt a plan of liquidation reasonably acceptable to Top Favour under which it shall establish a liquidating trust for purposes of assuming outstanding liabilities and distributing the assets of Ableauctions to its shareholders as of a certain record date prior to the closing of the Share Exchange.  In compliance with applicable law and any required third party consents, Ableauctions agreed to transfer all of its assets to, and to have its liabilities assumed by, the liquidating trust prior to or concurrent with the closing of the Share Exchange.  Ableauctions and Abdul Ladha agreed to cause such plan of liquidation to include a covenant to indemnify the Top Favour shareholders for certain claims, damages, costs and expenses, and provide for a reserve fund of at least $1,000,000 in cash or cash equivalents or other assets acceptable to Top Favour which shall remain in place for at least 12 months following the closing of the Share Exchange and shall be used to discharge any remaining liabilities of Ableauctions not discharged prior to closing.  The plan of liquidation will also include a covenant to indemnify Abdul Ladha for certain claims, damages, costs and expenses.

Top Favour has agreed to file a listing application with the NYSE Amex Equities exchange, with the intent of maintaining the listing of Ableauctions shares on the exchange.

Closing of the Share Exchange will require the satisfaction of a number of conditions, briefly described below.  These conditions include, but are not limited to, the resignation of the current officers and directors of Ableauctions, the appointment of Jianhua Lv as Chairman of the board of directors, and the appointment of his designees to the board of directors to take office immediately after the closing.  Presently, Top Favour intends to have Mr. Lv appointed as Chief Executive Officer, President and Chairman of the Board, and Mr. Zan Wu as the Chief Financial Officer, Treasurer and Secretary.  At the time of closing, Ableauctions must have completed its transfer of the prior business, assets and liabilities to the liquidating trust, and Ableauctions must have no remaining assets or liabilities immediately prior to closing.  The holders of a majority of the issued and outstanding shares of Ableauctions must have consented to or voted to approve all matters contemplated by the Share Exchange Agreement that require such shareholder approval.  Any third party consents that Ableauctions is required to obtain must have been obtained prior to closing.  Ableauctions must have determined, through its due diligence investigation, that the financial statements of Top Favour are materially accurate and complete, and this due diligence investigation will continue until 30 days after the date of the Exchange Agreement.  Finally, Top Favour shall have arranged, and the Company shall simultaneously consummate or shall have secured an irrevocable commitment from a bona fide third party to consummate, a debt or equity financing of at least $75 million.  Under the Share Exchange Agreement, the Share Exchange may be terminated by both parties if Ableauctions and Top Favour mutually agree to terminate the Share Exchange.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

Voting Agreement

Under the Voting Agreement, Abdul Ladha and his spouse agree to convert their interests in the convertible promissory note assigned to them by Surrey (see Note 6) into shares of the Company’s common stock such that they will hold at least 49% of the outstanding shares of the Company’s common stock immediately after such conversion. They also agree to acquire additional shares of the Company’s common stock (so long as the total of all such acquisitions does not exceed $400,000) in order to maintain such percentage equity ownership.  In addition, they agree to vote all their common stock in favor of the Share Exchange and certain other actions in furtherance of the Share Exchange at any annual or special meeting of the Ableauctions’ shareholders.   In the event that any director fails to resign as a Board member in the manner contemplated by the Exchange Agreement, Ladha agrees to acquire additional shares of the Company’s common stock (so long as the total of all such acquisitions does not exceed $400,000) and vote in favor of replacing the Company's board with Top Favour's nominees.

12. SEGMENTED INFORMATION

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

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

The Company's reportable segments are strategic business units that offer different products and services and are managed separately

Following is the segmented information for the six month period ended June 30, 2009:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total

External revenue by market
US	-	-	973,565	-	973,565
Canada	64,796	-	147,483	-	212,279
Other	-	-	6,290	-	6,290
Total Revenue From External Customer	64,796	-	1,127,338	-	1,192,134
Investment income	-	135,821	-	-	135,821
Interest expense	29,836	109,561	317	-	139,714
Depreciation and amortization	21,706	-	16,885	-	38,591
Segment profit	(49,943)	(19,750)	(209,528)	(179,822)	(459,043)
Segment assets	19,139,392	1,010,268	1,259,585	1,664,613	23,073,858
Expenditures on long-lived assets	4,005,519	-	(2,393)	-	4,003,126
Investment in joint venture	1,275,568				1,275,568
Investment in Surrey City Central	1,867,085	-	-	-	1,867,085

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

Following is the segmented information for the six month period ended June 30, 2008:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	1,322,189	-	1,322,189
Canada	79,729	-	223,920	-	303,649
Other	-	-	21,909	-	21,909
Total Revenue From External Customer	79,729	-	1,568,018	-	1,647,747
Investment income	-	73,703	-	-	73,703
Interest expense	2,161	-	-	-	2,161
Depreciation and amortization	18,789	-	70,270	-	89,059
Segment profit	35,452	55,238	(383,779)	(358,113)	(651,202)
Segment assets	9,849,184	1,603,387	2,679,134	67,383	14,199,088
Expenditures on long-lived assets	1,369,893	-	24,366	-	1,394,259
Investment in joint venture	1,457,951	-	-	-	1,457,951

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

13. OPERATING EXPENSES

	3 MONTHS ENDED JUNE 30		6 MONTHS ENDED JUNE 30
	2009	2008	2009	2008

Operating Expenses
Accounting and legal	$17,455	$41,511	$22,652	$43,377
Advertising and promotion	11,178	8,786	16,177	15,372
Automobile	5,731	16,090	13,415	19,118
Bad debts	28,298	59,584	28,298	59,584
Commission	-	57,165	-	97,578
Interest expense	76313	2,161	139,714	2,161
Insurance	8,768	6,423	15,244	13,835
Investor relations and shareholder information	19,452	26,396	49,899	50,066
Management fees	39,000	39,000	78,000	78,000
Office and administration	29,875	28,202	74,251	38,630
Rent, utilities, and property tax	20,670	46,565	40,212	62,366
Repairs and maintenance	1,532	1,906	5,629	5,546
Salaries and benefits	223,363	292,857	429,042	610,178
Telephone	12,144	14,573	23,929	22,352
Travel	11,101	45,224	19,045	59,834
Website Maintenance	7,968	19,417	25,343	35,564
Total operating expenses	512,848	705,860	980,850	1,213,561

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

JUNE 30, 2009
(Unaudited)

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

(iv)
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162.” SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company does not anticipate the adoption of SFAS 168 will have a material impact on the financial statements. The Company will update the disclosures for the appropriate FASB codification references after adoption, in the third quarter of 2009.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

(v)
 In June 2009, the FASB also issued SFAS 167 “Amendments to FASB Interpretation No. 46”, and SFAS 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity. Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise’s involvement with a variable interest entity. SFAS 166 amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application.  The adoption of SFAS 166 and 167 is not expected to have a significant impact on our consolidated financial statements.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934,” including without limitation statements relating to goals, plans and projections regarding the Company’s financial position and the Company’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify “forward-looking statements”, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  risks related to technological change; the loss of the Company’s key personnel; the Company’s ability to protect its intellectual property rights; government regulation of Internet commerce and the liquidation industry; dependence on continued growth in use of the Internet; capacity and systems disruptions; uncertainty regarding infringing intellectual property rights of others, risks over which the Company has no control, such as the downturn in the worldwide economy which has adversely affected the value of real property, tightened the credit markets and impacted discretionary spending by consumers, and the other risks and uncertainties described in this report.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully this report and the other filings we make with the Securities and Exchange Commission.

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

Overview

We provide liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  In the past we have provided the online auction technology and point-of-sale services directly to our customers.  Effective June 8, 2009, we have licensed our point-of-sale and online auction operations to third parties in providing these services.

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

Auction Broadcast Services – Prior to May 21, 2009, we broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website www.naalive.com and www.naaonlinesolutions.com.  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  Prior to December 31, 2008, these auctions were facilitated using eBay’s live auction technology.  Beginning on January 1, 2009, these auctions were facilitated using our proprietary technology (www.ableauctions.com/ technology) through the website, www.iCollector.com. We also provided auction-related products and services for a fee (www.icollectorlive.com/services.aspx).  As discussed in the section below entitled “Auction Broadcast Services - iCollector”, on May 21, 2009 we licensed the Auction Broadcast Services to ABC Live Auction World Ltd.  In exchange for the transfer, we will receive the greater of 50% of the net profits or 10% of the net auction revenue earned by ABC.  In conjunction with the transfer, ABC hired from us those employees who were responsible for supporting these services.

Point-of-Sale (POS) Services - Through our subsidiary, Rapidfusion Technologies, Inc. (www.rapidfusion.com/technology), we sold, installed and supported our proprietary point-of-sale (POS) sales processing and reporting systems.  As discussed in the section below entitled “Auction Broadcast Services – Point of Sale (POS) Software and Services”, on June 8, 2009 we licensed the POS operations to Pacific Amber Technologies Inc.  In exchange for the transfer, we will receive 50% of the net profits realized from the operations or 5% of gross profits from the point-of-sale revenues, whichever is greater.  In conjunction with the transfer, Pacific Amber Technologies Inc. hired from us those employees who were responsible for supporting these products and services.

 Real Property Development and Lending Segments

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.

As of June 30, 2009, our loan and real estate segments included the following investments:

Investment	Amount
Loans	$2,352,974
Real property	$2,250,465
Real property held for development	$13,148,668
Investment in joint venture	$1,275,568
Investment in Surrey City Central Holdings Ltd.	$1,867,085

When we deem it necessary, we use the income earned by these investments to support our operations.

Currently, through Axion, we are developing a vacant parcel of land located at 9655 King George Highway.  We refer to this development as Phase I of the Gruv Development in this report.  We acquired the property in August 2005 for $1,270,000.

We are developing the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums.  We expect revenue of approximately $22.1 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $18.4 million ($21.2 million CAD).

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

Construction Progress as of June 30, 2009: ($ CAD)

Project costs of work completed to date:	$16,768,736
Project costs of remaining work:	$4,489,133
Estimated total project costs:	$21,257,869
Current outstanding principal balance of Loan from the Royal Bank of Canada:	$11,931,867

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As at August 5, 2009, a balance of $130,765 was outstanding to Mr. Ladha.

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

Under the terms of the Development Agreement, we acquired a 50% interest in the capital stock of Surrey from Surrey’s sole shareholder, Bullion Reef Holdings Ltd. (“Bullion”), an entity controlled by Mr. Ladha and owned by the Ladha Family Trust.  While Mr. Ladha is not a beneficiary of the Ladha Family Trust, members of his family are beneficiaries.  The purchase price for the 50% interest was $1,347,440, subject to adjustment.  According to the Development Agreement, the purchase price could be increased to reflect the increase in value that will accrue to the Property if Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the Property if Surrey were able to acquire a lot adjacent to the Property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.  On April 30, 2009 the purchase price was adjusted to $1,867,085 based on an increase in value that resulted from the purchase of the 5th lot adjacent to the property.

We agreed to pay $673,720 of the purchase price in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note included a provision allowing Bullion to convert up to $1 million of the principal amount, and any interest accrued thereon, into shares of our common stock at a price of $0.432 per share.    On April 30, 2009 Bullion assigned the promissory note to Abdul Ladha and his spouse, Hanifa Ladha.  On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received 1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.

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

The downturn in the U.S. economy has affected the capital available for purchasing goods that are not necessities.  The impact of this is evident in our liquidation operations, where revenues were approximately 48% lower during the 2008 fiscal year compared to the 2007 fiscal year. Likewise, eBay’s decision to shut down its Live Auction platform has had a material adverse effect on our live auction broadcast business, where revenues are approximately 77% lower for the three months ended June 30, 2009 compared to the same period in the previous year.

In order to mitigate the adverse impact of lower revenues, we have subcontracted out the operations of both our live auction broadcast business as well as our point of sale business. In both cases, the subcontractors have licensed the related technologies, domain names, intellectual property and various other assets and hired from us the employees responsible for supporting these operations.  Under the license agreements, we receive the greater of a percentage of the net profits realized from operations or a percentage of the net auction revenue.

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

Loans and Real Property

During the six months ended June 30, 2009, our investment in loans generated approximately $135,821 in revenues.  During the six months ended June 30, 2009, 10% of the value of our assets was held in the form of loans and 81% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,698,400	7%
Other Assets	$437,885	2%
Real Estate (head office)	$2,250,465	10%
Real Estate (development)	$13,148,668	57%
Real Estate (Joint Venture)	$1,275,568	6%
Real Estate (Surrey City Central)	$1,867,085	8%
Loans	$2,395,787	10%
Total	$23,073,858	100%

Revenue Recognition

A substantial portion of our revenues are earned through non-traditional sources, particularly online liquidation.  Our policies with respect to the timing and amount of revenue recognition from our online liquidation activities are critical to an understanding of our financial statements.

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

The Company also earns royalty fees through sublicensing certain of its auction and auction-hosting related technology, domain names, intellectual property and various other assets.  Revenue is accrued on a quarterly basis as royalty fees are earned.

Segmented information

During the 6 months ended June 30, 2009, we facilitated auctions and liquidations over the Internet, which meant that participants could come from anywhere in the world.  However, our business presence is in both Canada and the U.S.

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

We have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  We disclose, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, we adopted SFAS 123(R) which requires that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  We believe that the impact of the adoption of SFAS 123(R) will not be significant to our overall results of operations and financial position.

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

Results of Operations

Three months ended June 30, 2009 compared to the corresponding period in 2008.

Revenues.  During the three months ended June 30, 2009, we had revenues of $550,787 compared to revenues of $849,859 during the same period in 2008, a decrease of $299,072 or 35%. The decrease in revenues is a result of a 14% decrease in revenues from our liquidation business and a 77% decrease in revenues from our Live Auction services.

Revenues from our liquidation services totalled $437,426 (or 79% of our total revenue) compared to revenues of $510,831 (or 60% of our total revenue) during the same period in 2008. The revenue from our liquidation service decreased by $73,405 or 14% compared to the three months ended June 30, 2008.

Revenues from our live auctions services totalled $54,794 (or 10% of our total revenue) compared to revenues of $236,206 (or 28% of our total revenue) during the same period in 2008. The decrease in revenues is a direct result of the termination of eBay’s Live Auction platform.

Our liquidation services accounted for 79% of total revenue for the three month period ending June 30, 2009.   We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we managed during the quarter is directly related to the general economy of the US, and that the current economic down-turn in the US could continue to have a dampening effect on our revenues from this segment of our business.

During the three months ended June 30, 2009, we had investment income of $54,797 compared to $38,701 for the same period in 2008.  The investment in property development is long term in nature and, as a result, returns will be realized on completion of projects.  As of June 30, 2009, our holdings in real estate, including our headquarters and entities that hold real estate for development, totalled approximately $18,541,786, representing the lower of cost or market for these assets.

Gross Profit and Cost of Revenue.  Cost of revenue was $358,431 or 65% of our revenues for the three months ended June 30, 2009, compared to $586,572 or 69% of our revenues during the same period in 2008.  Gross profit was $192,356 or 35% of total revenue for the three months ended June 30, 2009, compared to gross profit of $263,287 or 31% of total revenue for the three months ended June 30, 2008.

The gross profit as a percentage of revenue reflects the performance of our liquidation services.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Expenses.  During the three month period ended June 30, 2009, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation and live auction broadcast operations.  Operating expenses during the three month period ended June 30, 2009 were $512,848 or approximately 93% of revenue compared to $705,860 or approximately 83% during the three month period ended June 30, 2008.  Operating expenses are expected to further decrease in the third quarter of the 2009 fiscal year as we realize the effects of additional cost cutting measures.

During the three month period ended June 30, 2009, the cost of investor relations and shareholder information services was $19,452 as compared to $26,396 for the same period in 2008.    We expect the cost of investor relations in 2009 will remain steady throughout the year.

During the three month period ended June 30, 2009, salaries and benefits totalled $223,363 as compared to $292,857 for the same period in 2008.  The decrease of $69,494 or approximately 24% from the previous year was due to cost cutting measures implemented.  .

Total personnel expenses, including salaries and benefits, totalled $262,363 or 51% of our operating expenses during the three-month period ended June 30, 2009 as compared to $389,022 or 55% of our operating expenses during the three-month period ended June 30, 2008.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 and commissions of zero (compared to $57,165 for the same period in 2008).  Current cost cutting measures are expected to reduce personnel expenses for the remainder of the year.

During the three-month period ended June 30, 2009, advertising and promotion expenses were $11,178 or 2% of our operating expenses as compared to $8,786 or 1% of our operating expenses for the three-month period ended June 30, 2008.

General overhead expenses decreased by $80,611 or approximately 45%, to $97,789 during the three month period ended June 30, 2009 (compared to $178,400 for the same period in 2008). General overhead expenses comprised 19% of our total operating expenses (compared to 25% for the same period in 2008) and 18% (compared to 21% for the same period in 2008) of our total revenue.  General overhead expenses include rent and utilities, which totalled $20,670, telephone, which totalled $12,144, travel related to operations, which totalled $11,101, repairs and maintenance, which totalled $1,532, automotive, which totalled $5,731, insurance, which totalled $8,768, website maintenance, which totalled $7,968 and office and administration expenses, which totalled $29,875.

Depreciation and amortization expense was $22,183 for the three-month period ended June 30, 2009 as compared to $43,701 for the three-month period ended June 30, 2008.

Net Loss. We realized a net loss of $291,253 or $(0.05) per share for the three months ended June 30, 2009 as compared to a net loss of $457,151 or $(0.10) per share for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the corresponding period in 2008.

Revenues.  During the six months ended June 30, 2009, we had revenues of $1,192,134 compared to revenues of $1,647,747 during the same period in 2008, a decrease of $455,613 or 28%. The decrease in revenues is a result of a 47% decrease in revenues from our liquidation business and an 82% decrease in revenues from our Live Auction services.

Revenues from our liquidation services totalled $880,876 (or 74% of our total revenue) compared to revenues of $944,076(or 57% of our total revenue) during the same period in 2008. The revenue from our liquidation service decrease by 4% for the six months ended June 30, 2008.

Revenues from our live auctions services totalled $125,796 (or 11% of our total revenue) compared to revenues of $438,186 (or 27% of our total revenue) during the same period in 2008. The decrease in revenues is a direct result of the termination of eBay’s Live Auction platform.

Our liquidation services accounted for 74% of total revenue for the six month period ending June 30, 2009.   We anticipate that revenues from our liquidation sector will continue to represent a significant percentage of overall revenues.  We believe that the results of our liquidation business and the number of antique and collectible auctions we managed during the period is directly related to the general economy of the US, and that the current economic down-turn in the US could continue to have a dampening effect on our revenues from this segment of our business.

During the six months ended June 30, 2009, we had investment income of $135,821 compared to $73,703 for the same period in 2008.  The investment in property development is long term in nature and, as a result, returns will be realized on completion of projects.  As of June 30, 2009, our holdings in real estate, including our headquarters and entities that hold real estate for development, totalled approximately $18,541,786, representing the lower of cost or market for these assets.

Gross Profit and Cost of Revenue.  Cost of revenue was $765,109 or 64% of our revenues for the six months ended June 30, 2009, compared to $1,001,082 or 61% of our revenues during the same period in 2008.  Gross profit was $427,025 or 36% of total revenue for the six months ended June 30, 2009, compared to gross profit of $646,665 or 39% of total revenue for the six months ended June 30, 2008.

The decrease in gross profit as a percentage of revenue reflects the performance of our liquidation services, which realized lower gross profit margins in the first quarter of 2009 with a slight recovery in the second quarter.  Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.  We believe that over time, our gross profit as a percentage of revenue will range between 25% and 30%, based on the anticipated returns from our revenue streams.

Operating Expenses.  During the six month period ended June 30, 2009, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation and live auction broadcast operations.  Operating expenses during the six month period ended June 30, 2009 were $980,850 or approximately 82% of revenue compared to $1,213,561 or approximately 74% during the six month period ended June 30, 2008.  Operating expenses are expected to further decrease in the third quarter of the 2009 fiscal year as we realize the effects of additional cost cutting measures.

During the six month period ended June 30, 2009, the cost of investor relations and shareholder information services was $49,899 as compared to $50,066 for the same period in 2008.    We expect the cost of investor relations in 2009 will remain steady throughout the year.

During the six month period ended June 30, 2009, salaries and benefits totalled $429,042 as compared to $610,178 for the same period in 2008.  The decrease of $181,136 or approximately 30% from the previous year was due to cost cutting measures implemented.

Total personnel expenses, including salaries and benefits, totalled $507,042 or 52% of our operating expenses during the six month period ended June 30, 2009 as compared to $785,756 or 65% of our operating expenses during the six month period ended June 30, 2008.  In addition to salaries and benefits, personnel expenses included management fees of $78,000, and commissions of zero (compared to $97,578 for the same period in 2008).  Current cost cutting measures are expected to reduce personnel expenses for the remainder of the year.

During the six month period ended June 30, 2009, advertising and promotion expenses were $16,177 or 2% of our operating expenses as compared to $15,372 or 1% of our operating expenses for the six month period ended June 30, 2008.

General overhead expenses decreased by $40,177 or approximately 16%, to $217,068 during the six month period ended June 30, 2009 (compared to $257,245 for the same period in 2008). General overhead expenses comprised 22% (compared to 21% for the same period in 2008) of our total operating expenses and 18% (compared to 16% for the same period in 2008) of our total revenue.  General overhead expenses include rent and utilities, which totalled $40,212, telephone, which totalled $23,929, travel related to operations, which totalled $19,045, repairs and maintenance, which totalled $5,629, automotive, which totalled $13,415, insurance, which totalled $15,244, website maintenance, which totalled $25,343 and office and administration expenses, which totalled $74,251.

Depreciation and amortization expense was $38,591 for the six month period ended June 30, 2008 as compared to $89,059 for the six month period ended June 30, 2008. Depreciation and amortization expense was higher during the six months ended June 30, 2008 due to amortization of our intangible assets.

Net Loss. We realized a net loss of $459,043 or $(0.08) per share for the six months ended June 30, 2009 as compared to a net loss of $651,202 or $(0.13) per share for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our capital requirements, particularly as they relate to our real estate development projects, have been and will continue to be significant.  Our future cash requirements and the adequacy of available funds will depend on many factors, including  the rate of construction on our development project.

During the past 12 months we have funded our operations with our revenues, with dividends and interest from our investments and with loans from our executive officer, director and major shareholder, Mr. Abdul Ladha.  A moderate portion of the revenue we receive comes from the auctions held through iCollector and the National Auctioneers Association. eBay’s recent decision to terminate the operations of its eBay Live Auction platform has had a material adverse affect on our operations, and we expect this to continue at least through the end of the fiscal year.

Currently we believe that revenues from our operations together with interest earned on our loan portfolio and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we will likely do so by borrowing again from Mr. Ladha, although he is under no obligation to continue to lend us funds.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, we may be required to curtail, or even to cease, our operations.

As of June 30, 2009 we had a deficiency in our working capital of $9,304,441 made up of cash and cash equivalents of $303,195, accounts receivable of $517,538, employee receivable of $312,071 mortgages and loans receivable of $2,395,787, inventory of $522,233 and prepaid expenses of $43,363 minus current liabilities of $13,398,628.

Cash used for operating activities totalled $489,853 due primarily to a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2009.  Our cash resources may decrease further if we complete an acquisition during 2009, experience a delay in our construction financing, or if we are unable to maintain positive cash flow from our business through 2009.

Cash flow used in investing activities during the six months ended June 30, 2009 was $4,191,092. Cash was used from loan advances and to increase our investment in property held for development.  Cash flow from financing activities was $4,748,013, which primarily resulted from proceeds from bank loans.

Other Events

On May 21, 2009 we and our subsidiary, iCollector Technologies Ltd., signed a License Agreement with ABC Live Auction World Ltd. (“ABC”).  The effective date of the License Agreement is May 15, 2009.  ABC is an employee-owned entity not otherwise affiliated with us.

Under the terms of the License Agreement, ABC has sublicensed all of iCollector’s auction and auction-hosting related technology, domain names, intellectual property and various other assets (including those assets used in the operations of NAALive) in consideration for 50% of net profits realized from ABC’s operations or 10% of ABC’s net auction revenue, whichever is greater.  The sublicense is non-exclusive.  The license agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.  We continue to own the licensed assets and will own any enhancements made to the licensed assets by ABC or any of its affiliates in the future.  ABC has also hired all of iCollector’s employees as of the effective date and has begun performing iCollector’s obligations under its auction and auction-hosting agreements.

Going forward, both parties will continue to look for a suitable buyer or partner for the iCollector business.  If we complete a sale or license of the iCollector business, then ABC will receive a minimum of 25% of the consideration payable to us upon completion of the transaction.

On June 8, 2009 we and our subsidiary, RapidFusion Inc., signed a License Agreement with Pacific Amber Technologies Inc. (“PATI”).  The effective date of the License Agreement is June 1, 2009.  PATI is an employee-owned entity not otherwise affiliated with us.

Under the terms of the License Agreement, PATI has sublicensed all of RapidFusion’s Point of Sale (“POS”) technology and its souce code, domain names, intellectual property and various other assets used in the operations of Rapidfusion’s business in consideration for 50% of net profits realized from PATI’s operations or 5% of PATI’s gross profits from it’s POS revenues, whichever is greater..  The sublicense is non-exclusive.  The License Agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.  We continue to own the licensed assets and will own any enhancements made to the licensed assets by PATI or any of its affiliates in the future.  PATI has also hired all of Rapidfusion’s employees as of the effective date and has begun performing Rapidfusion’s obligations under its contracts and warranty agreements.

Going forward, both parties will continue to look for a suitable buyer or partner for the RapidFusion business.  If we complete a sale or license of the RapidFusion business, then PATI will receive a minimum of 25% of the consideration payable to us upon completion of the transaction.

Subsequent Events

Subsequent to June 30, 2009, we entered into the following transactions:

Share Exchange Agreement

On July 17, 2009, we executed a Share Exchange Agreement (“Exchange Agreement”)  with our significant shareholders, Abdul Ladha, our Chief Executive Officer and a director, and his spouse, Hanifa Ladha (“Ladha”), Top Favour Limited, a British Virgin Islands corporation (“Top Favour”), and the shareholders of Top Favour, consisting of 12 individuals and 5 entities, who collectively hold 100% of Top Favour’s issued and outstanding share capital (the “TF Shareholders”).  Under the Exchange Agreement, the TF Shareholders would exchange their shares of Top Favour capital stock for newly-issued shares of Ableauctions.  In this discussion, the share exchange transaction is described as the “Share Exchange.”

Also, on July 17, 2009, we executed a Voting Agreement with Top Favour and Mr. and Mrs. Ladha (“Voting Agreement”).

Share Exchange Agreement

Pursuant to the Exchange Agreement, the TF Shareholders would become our controlling shareholders holding approximately 97% of our outstanding common stock on a post-transaction fully-diluted basis, and our existing shareholders would hold the remaining 3.0% of our outstanding common stock post-transaction.  Top Favour would become our wholly owned subsidiary. In connection with Top Favour becoming our wholly owned subsidiary, we would acquire the business and operations of Top Favour, and its wholly owned subsidiaries: Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., which controls and beneficially owns Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and its subsidiaries (collectively referred to herein as the “SinoCoking Group”).

Top Favour’s principal product is coke, or carbon fuel produced by distillation of coal.  This coke is produced from coal that it mines as well as coal that it purchases.  Top Favour produces and sells two types of coke, metallurgical coke primarily used in steel manufacturing and chemical coke used mainly for synthesis gas production.  Top Favour also sells coal, including raw coal, “washed coal” (which is processed coal that is ready for coking or thermal uses), and “medium coal” and coal slurries (both of which are byproducts of the coal-washing process).  Top Favour also produces and sells coal tar, which is a byproduct from its coke manufacturing process.

As a result of the Share Exchange:

•           We  will acquire and own 100% of the issued and outstanding shares of capital stock of Top Favour from the TF Shareholders, making Top Favour a wholly-owned subsidiary of the Company;

•           We will issue up to 13.2 million shares of our common stock to the TF Shareholders, on a post-reverse stock split basis;

•           Our shareholders immediately prior to the Share Exchange will, after completion of the Share Exchange, own approximately 3% of our outstanding common stock; and

•           The TF Shareholders will own approximately 97% of our outstanding common stock.

Prior to the consummation of the Share Exchange, we will distribute all of the assets relating to our business (after payment or assignment of liabilities) to a liquidating trust for the benefit of holders of our common stock  immediately prior to the closing of the Share Exchange.

Following the Share Exchange, we will cease operating the Ableauctions business, and the business of Top Favour will be continued and will constitute our principal business and operations.

The closing of the Share Exchange will be contingent on the simultaneous closing of a proposed financing of $75 million, which may be comprised of debt or equity securities or both, to be determined by the board of directors in consultation with Top Favour.  If the financing is not obtained, Top Favour could waive this condition.

As a condition to and prior to the Share Exchange, we agreed to cause our shareholders to vote to amend our Articles of Incorporation to effect a reverse stock split which shall range between 1-for-20 and 1-for-50 and change our name to “SinoCoking Coal & Coke Chemical Industries Inc.”

Following the Share Exchange, members of Top Favour’s management will also be appointed as our officers and directors.

In addition to the conditions described above, the Share Exchange Agreement contains representations, warranties and conditions customary for transactions of this nature.  The Share Exchange Agreement provides for indemnification of Top Favour and the TF Shareholders for breaches of representations, warranties and covenants by Ableauctions and for a similar indemnification by Top Favour and the TF Shareholders in favor of Ableauctions and Mr. and Mrs. Ladha.  In the event that any of the conditions to the Share Exchange are not satisfied or waived, the Share Exchange may not be consummated.  Neither we nor Top Favour can provide any assurances that the Share Exchange will ultimately be consummated.

For accounting purposes, the Share Exchange will be treated as a reverse acquisition which results in the legal acquirer, Ableauctions, being treated as being acquired by Top Favour under purchase accounting.

In conjunction with the Share Exchange, Ableauctions has agreed to adopt a plan of liquidation reasonably acceptable to Top Favour under which we shall establish a liquidating trust for purposes of assuming outstanding liabilities and distributing the assets of Ableauctions to our shareholders as of a certain record date prior to the closing of the Share Exchange.  In compliance with applicable law and any required third party consents, we agreed to transfer all of our assets to, and to have our liabilities assumed by, the liquidating trust prior to or concurrent with the closing of the Share Exchange.  Ableauctions and Abdul Ladha agreed to cause such plan of liquidation to include a covenant to indemnify the  TF Shareholders for certain claims, damages, costs and expenses, and provide for a reserve fund of at least $1,000,000 in cash or cash equivalents or other assets acceptable to Top Favour which shall remain in place for at least 12 months following the closing of the Share Exchange and shall be used to discharge any remaining liabilities of Ableauctions not discharged prior to closing.  The plan of liquidation will also include a covenant to indemnify Abdul Ladha for certain claims, damages, costs and expenses.

Top Favour has agreed to file a listing application with the NYSE Amex Equities exchange, with the intent of maintaining the listing of Ableauctions shares on the exchange.

Closing of the Share Exchange will require the satisfaction of a number of conditions, briefly described below.  These conditions include, but are not limited to, the resignation of the current officers and directors of Ableauctions, the appointment of Jianhua Lv as Chairman of the board of directors, and the appointment of his designees to the board of directors to take office immediately after the closing.  Presently, Top Favour intends to have Mr. Lv appointed as Chief Executive Officer, President and Chairman of the Board, and Mr. Zan Wu as the Chief Financial Officer, Treasurer and Secretary.  At the time of closing, we must have completed our transfer of the prior business, assets and liabilities to the liquidating trust, and we must have no remaining assets or liabilities immediately prior to closing.  The holders of a majority of our issued and outstanding shares of common stock must have consented to or voted to approve all matters contemplated by the Share Exchange Agreement that require such shareholder approval.  Any third party consents that we are required to obtain must have been obtained prior to closing.  Ableauctions must have determined, through its due diligence investigation, that the financial statements of Top Favour are materially accurate and complete, and this due diligence investigation will continue until 30 days after the date of the Exchange Agreement.  Finally, Top Favour shall have arranged, and we shall simultaneously consummate or shall have secured an irrevocable commitment from a bona fide third party to consummate, a debt or equity financing of at least $75 million.

Under the Share Exchange Agreement, the Share Exchange may be terminated under the following circumstances:

(i)           by both parties if Ableauctions and Top Favour mutually agree to terminate the Share Exchange;

(ii)           by either Ableauctions or the TF Shareholders if the Share Exchange shall not have been consummated for any reason by November 30, 2009; provided that the failure to consummate the transaction is not caused by the party that is terminating;

(iii)           by either Ableauctions or the TF Shareholders if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Transaction, which order, decree, ruling or other action is final and non-appealable;

(iv)           by the TF Shareholders, upon a material breach of any representation, warranty, covenant or agreement on the part of Ableauctions or Mr. and Mrs. Ladha provided in the Share Exchange Agreement, or if any representation or warranty of Ableauctions shall have become materially untrue, unless cured in accordance with the terms of the Share Exchange Agreement;

(v)           by Ableauctions, upon a material breach of any representation, warranty, covenant or agreement on the part of Top Favour or the TF Shareholders in the Share Exchange Agreement, or if any representation or warranty of Top Favour or the TF Shareholders shall have become materially untrue, unless cured in accordance with the terms of the Share Exchange Agreement;

(vi)           by Ableauctions, if the results of the due diligence investigation described in the Share Exchange Agreement by Ableauctions is unsatisfactory, and Top Favour is not able to cure the unsatisfactory condition prior to closing;

(vii)           by Top Favour if Royal Bank of Canada (“RBC”), one of Ableauctions’ lenders, refuses to approve the assumption by the liquidating trust of the liabilities and guarantees arising from the Loan Agreements; or

(viii)           by Ableauctions if (i) RBC refuses to approve the assumption by the liquidating trust of the liabilities and guarantees arising from the Loan Agreements and (ii) Top Favour does not waive the failure to assign such liability and guarantees.

Voting Agreement

Under the Voting Agreement, Abdul and Hanifa Ladha agree to convert their interests in a certain convertible promissory note into shares of our common stock such that they will hold at least 49% of the outstanding shares of our common stock immediately after such conversion. They also agree to acquire additional shares of our common stock (so long as the total of all such acquisitions does not exceed $400,000) in order to maintain such percentage equity ownership.  In addition, they agree to vote all their common stock in favor of the Share Exchange and certain other actions in furtherance of the Share Exchange at any annual or special meeting of our shareholders.   In the event that any director fails to resign as a board member in the manner contemplated by the Exchange Agreement, Mr. and Mrs. Ladha agree to acquire additional shares of our common stock (so long as the total of all such acquisitions does not exceed $400,000) and vote in favor of replacing our board members with Top Favour's nominees.

Note Conversion

On October 6, 2008, in conjunction with the execution of a Development Agreement among Ableauctions.com, Inc., Abdul Ladha, who is our chief executive officer, chief financial officer and a director, Overture Development Corporation, Surrey Central City Holdings Ltd. and Bullion Reef Holdings Ltd., we issued a convertible promissory note (the “Note”) for the purchase of one-half of the issued capital stock of Surrey Central City Holdings Ltd., a corporation wholly-owned by Bullion Reef Holdings Ltd.  The sole shareholder of Bullion Reef Holdings Ltd. is the Ladha Family Trust (the “Trust”).  Although Mr. Ladha is not a beneficiary of the Trust, his family members are beneficiaries.  Information relating to this transaction can be found in the Current Reports on Form 8-K that were filed on October 9, 2008, October 23, 2008, November 3, 2008 and January 15, 2009 and in the definitive proxy statement we filed on November 21, 2008, all of which are incorporated by reference into this report.  The Development Agreement and the Note permitted Bullion Reef Holdings Ltd. to convert up to $1 million in principal amount and all of the interest accrued thereon into shares of our common stock at the price of $0.432 per share.

On April 30, 2009 Bullion Reef Holdings Ltd. assigned the Note, one-half to Mr. Ladha and one-half to his spouse, Hanifa Ladha.  On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received  1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.

Mr. Ladha now owns directly a total of 2,526,889 shares of our common stock, or approximately 31.1%, of our common stock, while Mrs. Ladha is the beneficial owner of approximately 17.9% of our common stock.  She owns directly 1,204,021 shares of our common stock and is the beneficial owner of the 250,573 shares of our common stock held by the Ladha (1999) Family Trust.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

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

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, we made the following purchases of our common stock:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet Be Purchased Under the Plan or Program
April	40,723	$0.255	40,723
May	48,017	$0.262	48,017
June	0	n/a	0
Total	88,740		88,740	As determined by the board of directors

(1) The plan was announced on July 23, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

3.1	Certificate of Incorporation (1)
3.1.1	Amendment to Certificate of Incorporation (2)
3.2	By-laws (1)
10.1	License Agreement dated May 21, 2009 between the registrant, iCollector Technologies Ltd. and ABC Live Auction World Ltd. (3)
10.2	License Agreement dated June 8, 2009 between the registrant, RapidFusion Inc. and Pacific Amber Technologies Inc. (4)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (5)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (5)
32	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(5)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.
(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(3) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on May 22, 2009.
(4) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 9, 2009.
(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: August 13, 2009
By: /s/ ABDUL LADHA
Name: Abdul Ladha
Title: President, Chief Executive
Officer, Chief Financial Officer