Form 10-K/A
period 2008-12-31
ABLEAUCTIONS COM INC
filed 2009-09-25
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K/A

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

EXPLANATORY NOTE

On August 31, 2009 we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which we filed with the Securities and Exchange Commission on March 25, 2009 (the “Original Report”).  The primary purpose of this amendment to the Original Report (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised Item 9A, “Disclosure Controls and Procedures”.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A.       Disclosure Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on management’s assessment, management has concluded that, for the reasons set forth below, as of December 31, 2008 our internal control over financial reporting was not effective.

Our business is a small and efficient operation with only 6 management employees.  As a result, we do not have the number of staff necessary to adequately segregate each and every duty in certain areas.  This is also true of our subsidiaries, many of which have only a limited number of employees.

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

ITEM 15.     Exhibits

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

Date: September 25, 2009	/s/ Abdul Ladha
Abdul Ladha, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2009
/s/ Abdul Ladha Abdul Ladha	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 25, 2009