Form 10-K/A
period 2008-12-31
ABLEAUCTIONS COM INC
filed 2009-10-23
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
TO
FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number : 001-15931

ABLEAUCTIONS.COM, INC.
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3404233 (I.R.S. Employer Identification No.)
1963 Lougheed Highway, Coquitlam, British Columbia, Canada (Address of principal executive offices)	V3K 3T8 (Zip Code)

Issuer’s telephone number:  604-521-3369

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NYSE Alternext US

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

EXPLANATORY NOTE

On August 31, 2009 we received a comment letter from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which we filed with the Securities and Exchange Commission on March 25, 2009 (the “Original Report”).  In response to that letter, we filed Amendment No. 1 to the Original Report on September 25, 2009.  On October 8, 2009 we received a second comment letter from the Securities and Exchange Commission.  The primary purpose of this Amendment No. 2 to the Original Report (the “Amendment”) is to respond to the second comment letter.

In this Amendment we have again revised the discussion of our controls and procedures and our internal control over financial reporting included in Item 9A, “Disclosure Controls and Procedures”.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective:

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2008 such internal control over financial reporting was not effective.  This was due to deficiency that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness.

The matter involving internal control over financial reporting that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weakness was identified by our Chief Executive Officer/Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008.

In order to remediate this weakness, we will need to hire a number of additional employees.  Until we are able to hire additional employees to remediate this weakness, management has determined to report more frequently to our audit committee and to have members of our audit committee review our control procedures on a regular basis.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this Annual Report.

Management’s Remediation Initiatives

In order to remediate this weakness, we will need to hire a number of additional employees.  Until we are able to hire additional employees to remediate this weakness, management has determined to report more frequently to our audit committee and to have members of our audit committee review our control procedures on a regular basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Date: October 23, 2009	/s/ Abdul Ladha
Abdul Ladha, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abdul Ladha Abdul Ladha	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 23, 2009
/s/ Abdul Ladha Abdul Ladha	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	October 23, 2009