Form 10-Q/A
period 2009-03-31
ABLEAUCTIONS COM INC
filed 2009-10-23
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❒; No ☒

The number of outstanding common shares, $ .001 par value, of the registrant at May 6, 2009 was 5,754,172.

EXPLANATORY NOTE

On October 8, 2009 we received a comment letter from the Securities and Exchange Commission relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 which we filed with the Securities and Exchange Commission on May 15, 2009 (the “Original Report”).  The primary purpose of this Amendment No. 1 to the Original Report (the “Amendment”) is to respond to the comment letter.

In this Amendment we have revised the discussion of our controls and procedures included in Item 4, “Disclosure Controls and Procedures”.

This Amendment includes information contained in the Original Report, and we have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 4: Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective:

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

Date: October 23, 2009	/s/ Abdul Ladha
Abdul Ladha, Chief Executive Officer, President and Chief Financial Officer