Form 10-Q/A
period 2009-06-30
ABLEAUCTIONS COM INC
filed 2009-10-23
CIK 1099290

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

EXPLANATORY NOTE

On October 8, 2009 we received a comment letter from the Securities and Exchange Commission relating to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 which we filed with the Securities and Exchange Commission on August 13, 2009 (the “Original Report”).  The primary purpose of this Amendment No. 1 to the Original Report (the “Amendment”) is to respond to the comment letter.

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

Item 4: Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective:

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