Form 10-Q
period 2009-09-30
ABLEAUCTIONS COM INC
filed 2009-11-13
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended September 30, 2009

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

Suite 454 - 4111 Hastings Street
Burnaby BC V5C 6T7 Canada
(Address of principal executive offices)

604-293-3933
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐ [The registrant is not currently subject to this requirement.]

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

The number of outstanding common shares, $ .001 par value, of the registrant at November 13, 2009 was 8,144,197.

ABLEAUCTIONS.COM, INC.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABLEAUCTIONS.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

ABLEAUCTIONS.COM, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	SEPT 30	DEC 31
	2009	2008

ASSETS
Current
Cash and cash equivalents	$-	$223,592
Accounts receivable – trade, net of allowance	437,768	545,740
Employee receivable	342,266	248,072
Mortgages and loans receivable	1,907,229	2,294,745
Inventory	239,247	666,138
Prepaid expenses	49,823	63,841
	2,976,333	4,042,128

Deposits	363,663	320,558
Property and Equipment	95,127	118,712
Property Held for Sale	2,429,255	2,193,475
Property Held for Development	17,157,004	8,520,055
Investment in Joint Venture	1,390,871	1,223,728
Investment in Surrey City Central	1,877,085	1,671,638

	$26,289,338	$18,090,294

LIABILITIES
Current
Bank indebtedness	$4,743	$-
Accounts payable and accrued liabilities	220,683	519,043
Due to related parties	105,028	1,363,765
Bank loan	15,200,082	6,367,756
	15,530,536	8,250,564

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
8,114,197 common shares at September 30, 2009
5,906,957 common shares at December 31, 2008	8,114	5,907
Additional paid-in capital	38,891,314	37,903,221

Deficit	(29,277,878)	(28,152,681)
Accumulated Other Comprehensive Income	1,137,252	83,283
Treasury Stock, at cost	-	-
	10,758,802	9,839,730

	$26,289,338	$18,090,294

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED September 30		9 MONTHS ENDED September 30
	2009	2008	2009	2008

Net Revenues
Sales	$244,430	$604,486	$1,436,564	$2,252,233

Cost Of Revenues	413,993	845,723	1,179,102	1,846,805
Gross Profit	(169,563)	(241,237)	257,462	405,428
Investment Income	84,762	81,550	220,583	155,253
	(84,801)	(159,687)	478,045	560,681
Expenses
Operating expenses	523,434	655,955	1,504,284	1,869,516
Depreciation and amortization	23,493	26,316	62,084	115,375
	546,927	682,271	1,566,368	1,984,891
(Loss) Income from Operations	(631,728)	(841,958)	(1,088,323)	(1,424,210)

Other Items
Share of net income (loss) of joint venture
	435	(9,025)	(5,380)	(16,588)
Settlement of legal claim	-	-	-	(65,035)
Gain on Sale of Asset	-		3,423
Impairment of asset		(321,612)		(321,612)
Foreign exchange gain (loss)	(34,861)	(11,383)	(34,917)	(7,735)
	(34,426)	(342,020)	(36,874)	(410,970)

Income (Loss) For The Period	$(666,154)	$(1,183,978)	$(1,125,197)	$1,835,180

Basic (loss) Earnings per Share	$(0.09)	$(0.24)	$(0.18)	$(0.37)
Diluted (loss) Earnings per Share	$(0.09)	$(0.24)	$(0.18)	$(0.37)

Weighted Average Number Of Shares Outstanding:
Basic	7,373,261	4,906,365	6,319,857	4,975,963
Diluted	7,373,261	4,906,365	6,319,857	4,975,963

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	3 MONTHS ENDED SEPTEMBER 30		9 MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008
(Loss) Income for the Period	$(666,154)	$(1,183,978)	$(1,125,197)	$(1,835,180)

Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	709,452	(613,602)	1,053,969	(944,587)

Consolidated Comprehensive (Loss) Income	$43,298	$(1,797,580)	$(71,228)	$(2,779,767)

Basic Comprehensive (Loss) Income per Share	$0.01	$(0.37)	$(0.01)	$(0.56)
Diluted Comprehensive (Loss) Income per Share	$0.01	$(0.37)	$(0.01)	$(0.56)

ABLEAUCTIONS.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	9 MONTHS ENDED SEPTEMBER 30
	2009	2008

Cash Flows From Operating Activities
Income (Loss) for the period from continuing operations	$(1,125,197)	$(1,835,180)
Non-cash items included in net Income:
Depreciation and amortization	62,084	115,375
Stock based compensation	-	20,625
Gain on sales of asset	(3,423)	-
Inventory write down	200,000
Impairment of asset		321,612
Joint Venture (Income) loss	5,380	16,588

Changes in operating working capital items:
(Increase) Decrease in accounts receivable	146,952	319,050
(Increase) Decrease in inventory	230,731	231,326
(Increase) Decrease in prepaid expenses	14,018	(15,671)
(Increase) Decrease in employee receivable	(94,194)	(56,048)
Increase (Decrease) in accounts payable and accrued liabilities	(305,479)	(227,315)
Increase (Decrease) in deferred revenue	-	(8,450)
Net cash (used in) from operating activities	(869,128)	(1,118,088)

Cash Flows From Investing Activities
Purchase (sale) of property and equipment, net	2,599	(27,654)
Purchase of property held for development	(6,596,347)	(3,423,850)
Loan advances	(100,000)	(2,200,644)
Loan repayment	735,071	390,960
Investment in joint venture	(4,670)
Investment in surrey city central	(205,447)	-
Other receivables	-	215,067
Deposits	-	(4,000)
Net cash from (used in) Investing Activities	(6,168,794)	(5,050,121)
Cash Flows From Financing Activities
Proceed from Bank Loan	6,995,794	5,062,300
Repayment to related parties	(177,079)	-
Advances from Director	-	935,209
Purchase of Treasury Stock	(49,974)	(374,304)
Proceeds from issuance of capital stock, net	-	(50,701)
Net cash from (used in) financing activities	6,768,741	5,572,504

Effect of Exchange Rates On Cash	40,846	(35,265)
Change in Cash and Cash Equivalents For The Period	(269,181)	(595,705)
Cash And Cash Equivalents, Beginning of Period	223,592	1,594,657

Cash And Cash Equivalents (Bank Indebtedness), End Of Period	$(4,743)	$963,687

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

1.   BUSINESS AND BASIS OF ORGANIZATION

Ableauctions.com, Inc. (the 'Company') was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, an Article of Amendment was filed with the State of Florida for the change of the Company's name from J.B. Financial Services, Inc. to Ableauctions.com, Inc.

The Company provides liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  In the past the Company provided the online auction technology and point-of-sale services directly to its customers.  Effective June 8, 2009, the Company licensed its point-of-sale and online auction operations to third parties in providing these services.

The Company also provides mortgages and loans to individuals and companies, and develops real estate property. The Company classifies its business interests into four reportable segments: Auction, Liquidation & Technology Business: consisting principally of liquidation and merchandizing services; Mortgages and Loans: consisting of mortgages, loans and other investments Real Property & Property Development: consisting principally of properties held for development and a segment we call Other, which includes our remaining operations.  Financial information for Ableauctions.com’s various reportable segments is presented in Note 13.

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

The unaudited consolidated financial statements of the Company at September 30, 2009 include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accounting policies used in fiscal 2009 are consistent with those used in fiscal 2008.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.  These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2008 and the notes thereto included in the Company’s Form 10K filed with the SEC on March 25, 2009.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The Company has evaluated subsequent events through the date that the financial statements were issued on November 12, 2009.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

Accounting changes

Effective January 1, 2009, we adopted revised standards for business combinations.  These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. These new standards are applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the period ended September 30, 2009.

In the first quarter of 2009, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In the second quarter of 2009, we adopted new standards that provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the standards require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In the second quarter of 2009, we adopted new standards for the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of these new standards did not have a significant impact on our consolidated financial statements.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

2.   MORTGAGES & LOANS RECEIVABLE

	September 30, 2009	December 31, 2008

i) Loan advanced originally in the amount of $115,000 CAD and increased to $125,000 CAD, bears interest at 10.9% per annum (receivable at $1,064 ($1,135 CAD) per month), with the principal due for repayment on January 31, 2009, and secured by a mortgage on the property of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on May 15, 2009.	-	102,627

ii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,797 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2010. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement. The loan was repaid on July 17, 2009.	-	188,834

iii) Loan advanced to an employee in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $429 ($458 CAD) per month), with the principal due for repayment on February 9, 2009, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on August 24, 2009.	-	45,156

iv) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,640 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower. The loan is in default and foreclosure is pending.	130,756	114,943

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

2. MORTGAGES & LOANS RECEIVABLE(Continued)

v) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $312 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees. The loan is in default and is in foreclosure.	42,028	36,946

viii) Loan advanced in the amount of $450,000 CAD, bears interest at 9.5% per annum (receivable at $3,685 ($3,932 CAD) per month), with the principal due for repayment on January 27, 2009, and secured by a mortgage on the property of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on July 16, 2009.	-	369,458

ix) Loan advanced in the amount of $1,750,000 CAD, bears interest at 12% per annum (receivable at $16,400 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009, and secured by a mortgage on the property of the borrower. The loan was repaid on October 1, 2009.	1,634,445	1,436,781

ix) Loan advanced in the amount of $100,000 pursuant to the Bridge Investment Agreement entered into with certain investors as of March 5, 2009, to provide bridge financing in connection with an acquisition. The loan is repayable upon closing of the acquisition transaction.	100,000	-

	$1,907,229	$2,294,745

3.   RELATED PARTY TRANSACTIONS

a)	During the nine month period ended September 30, 2009, the Company incurred $117,000 (2008: $117,000) in management fees to an officer of the Company.

b)
At September 30, 2009, a balance of $342,266 (December 31, 2008: $248,072) is owing from an employee to the Company as a result of overpayments in commissions, which will be offset by commissions to be paid in the following quarters.

c)
During the periods ended September 30, 2009 and 2008, the Company marketed condominium units being developed in Surrey using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha, the Company’s President.  Mr. Ladha did not receive compensation for the use of this mark.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

3.   RELATED PARTY TRANSACTIONS (Continued)

d)
On August 19, 2008, the Company’s President entered into an Agreement to Convert Debt with the Company.  Pursuant to the Agreement, the President agreed to accept units consisting of 1 share of the common stock and a warrant to purchase 1.5 shares of the common stock as partial payment of loans made to the Company.  Pursuant to the Agreement, the President accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of $384,000 in principal amount of the loans. The number of units to be issued was computed by using the last sale price of the Company’s common stock on August 19, 2008, which was $0.96.  The warrant exercise price is $1.08 and the warrant term is 5 years.  The agreement was subject to the approval of the NYSE Amex (formerly the American Stock Exchange), which was received on October 2, 2008.  On October 6, 2008, the shares were issued and all the warrants were exercised by the President, resulting in the issuance of 1,000,000 common shares.

e)
As described in Note 6, the Company acquired a 50% interest in Surrey Central City Holdings Ltd. (referred to as “Surrey”), from Bullion Reef Holdings Ltd., an entity controlled by our President, Abdul Ladha, for a total investment of $1,877,085 which was paid partially in cash and partially  with a promissory note.  Bullion assigned the right to collect $1,000,000 of the promissory note, plus accrued interest, to Mr. Ladha and his spouse, Hanifa Ladha.  On July 29, 2009, Mr. and Mrs. Ladha each converted his or her interest in the promissory note, which is more fully described in Note 6, into 1,204,021 shares of the Company’s common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,137 in accrued interest. As of September 30, 2009, $105,028 remained owing to Bullion Reef Holdings Ltd. for the cash portion of the purchase price.

4.   PROPERTY HELD FOR DEVELOPMENT

On August 3, 2005, the Company entered into a Contract of Purchase and Sale (the “Agreement”) for property located at 9655 King George Highway, Surrey, British Columbia (the “Property”).  The Agreement was subject to the Company’s satisfactory investigation of the development potential of the Property.  This investigation was completed on August 9, 2005, at which time the Company released to the seller, Imara Venture Ltd. (the “Seller”), a down payment of $41,195 to be credited against a total purchase price of $1,270,000.  The remaining balance was paid in cash on August 15, 2005.  The purchase price was negotiated between the Company and the Seller, who were not related to each other.

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

SEPTEMBER 30, 2009
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

If the Company is successful in closing all its existing purchase contracts for the condominiums and selling all its commercial units, it expects to receive sale proceeds of approximately $22.1 million ($25.4 million CAD). The Agent has been paid $341,446 ($366,749 CAD) for services provided to date. The Company is committed to additional commissions and bonuses to be paid in the amount of $600,082 ($689,750 CAD) upon the successful completion of the sales and transfer of the strata lots.

After receiving a building permit from the City of Surrey the Company advanced performance bonds for service and work totaling $320,558 ($384,833 CAD) to the City of Surrey, as commitment for the development.  On satisfactory completion of the intended service and work, the City of Surrey will refund the deposits to the Company.

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

The credit facility is secured by guarantees from Axion Investment Corporation and Ableauctions.com Inc., by a general security agreement covering the assets of Axion and by the property.  The advances accrue interest at the prime rate set by Royal Bank of Canada plus .75% per annum, payable monthly. A fee of $47,073 ($48,000 CAD) was advanced to the Royal Bank of Canada for the arrangement of this credit facility.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

4.   PROPERTY HELD FOR DEVELOPMENT (Continued)

The credit facility was granted subject to a number of conditions, including appraisal of the project, the submission of an environmental report, the submission of a soils report, confirmation of permits and approvals, engagement of a project monitor, submission of a schedule of pre-sales contracts, the purchase of insurance, expenditures of approximately $4.75 million ($4.84 million CAD) on the Development including the cost of the land, and fixed price contracts for at least 50% of the project’s hard construction costs prior to the initial draw and 80% by December 2008. Axion met all the conditions of the construction credit facility by December 2008.

As of September 30, 2009 draws totalling $13,388,097 ($14,334,635 CDN) had been made against the credit facility.  Borrowings are to be repaid from the net sales proceeds received on the closing of sales of units in the Development.  In any event, all borrowings must be repaid in full by December 31, 2009.

On September 30, 2009 the construction of the Gruv Development was substantially complete and a conditional occupancy permit was received from the City of Surrey. On November 6, 2009, the final occupancy permit was received and as of November 9, 2009, 82 of the 111 purchase contracts have been successfully closed and funds totaling $17,994,313 CAD have been received. $15,076,061 CAD of the credit facility provided by the Royal Bank has been repaid.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

c)
On March 13, 2007, Axion authorized  Envision Credit Union (“ECU”) to make a demand loan to THL in the amount of $1.30 million ($1.4 million CAD) for the benefit of the other two parties, Canitalia and 449991 (the “Loan”).  The parties have acknowledged that the Loan is for the sole benefit of 449991 and Canitalia and have agreed that none of THL, Axion or Abdul Ladha, the Company’s president, will have responsibility for payments of the Loan (see the discussion below) and that THL, Axion and Abdul Ladha will be fully indemnified for any expenses or payments they become liable for thereunder.

In exchange for the Loan, ECU received a promissory note from THL requiring the payment of interest only at the rate of prime plus 1% per annum until ECU demands payment of the principal.  The loan is secured with a mortgage against the Property and a security interest in the personal property of THL.  ECU also required Axion and Abdul Ladha to enter into a Debt Service Agreement.

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

If Axion does not exercise its right to purchase the stock owned by the responsible parties, then the responsible parties agree that they shall indemnify and hold Mr. Ladha, Axion and THL harmless from and against any amounts that they or any of them may pay in order to bring the Loan into good standing or to prevent ECU from foreclosing on its security, including, without limiting the generality of the foregoing, any payments of principal, interest, and legal fees made by Axion, Mr. Ladha or THL.

d)
The Company has originally estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at September 30, 2009.  The Company decided to leave the guarantee at its original amount until expiration of the guarantee in the year 2012, as the change in value is not significant.  The maximum potential amount of future payments under this guarantee as of September 30, 2009 is $367,367.

e)
The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

f)	Summarized financial statements for the joint venture investment:

	Sept 30, 2009	Dec 31, 2008
Balance Sheet
Assets	$3,239,264	$2,850,416
Liabilities	-	-
Equity	3,239,264	2,850,416

	3 months ended Sept 30		9 months ended Sept 30
Statement of Operations	2009	2008	2009	2008
Revenue	$-	$2,356	$-	$5,390
Expenses	511	29,432	16,140	55,154
Net Income (Loss)	(511)	(27,076)	(16,140)	(49,764)

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

SEPTEMBER 30, 2009
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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

On October 20, 2008, Surrey entered into an agreement to purchase a fifth lot, 13509 96th Ave., for approximately $700,000 from an unrelated party.  As discussed above, on October 22, 2008 the Company and Bullion, Surrey, Mr. Ladha and Overture Development Corporation agreed to amend the Development Agreement to provide that Bullion would be entitled to convert up to $1 million of principal amount and interest accrued on such amount into shares of the Company’s common stock at a price of $0.432 per share.  On April 30, 2009, Bullion assigned the right to collect $1 million of the principal amount, plus interest accrued thereon, one-half to Mr. Ladha and one-half to his spouse.  On July 29, 2009, Mr. and Mrs. Ladha each converted his or her interest in the promissory note described above into 1,204,021 shares of the Company’s common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,137 in accrued interest.

The total investment of $1,877,085 has been recorded as “Investment in Surrey City Central” on the balance sheet. The amount of the promissory note that remains outstanding as at September 30, 2009, is $105,028.

7.  BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,879,346 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favour of the Bank. As of September 30, 2009, the amount of the loan was $1,797,889.

The Company has an unsecured credit facility in the amount of $35,000 from Bank of America, which bears an interest rate of 9.24% per annum payable monthly.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

7.  BANK LOAN (Continued)

Bank Loan #1 (Note 4)	$13,388,097
Bank Loan #2	1,797,889
Bank Loan #3	14,096
Total Bank Loan	15,200,082

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

Under the terms of the License Agreement, PATI has sublicensed all of RapidFusion’s Point of Sale (“POS”) technology and its source code, domain names, intellectual property and various other assets used in the operations of Rapidfusion’s business (“Licensed Assets”) in consideration for 50% of net profits realized from PATI’s operations or 5% of PATI’s gross profits from its POS revenues, whichever is greater.  The sublicense is non-exclusive.  The License Agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.

Going forward, both parties will continue to look for a suitable buyer or partner for the RapidFusion business.  If the Company completes a sale or license of the RapidFusion business, then PATI will receive a minimum of 25% of the consideration payable to the Company upon completion of the transaction.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

9.   SETTLEMENT OF LEGAL CLAIM

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against the Company for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 the Company reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,000 to the Plaintiffs in exchange for a release of their claims.   The Company has recorded the full amount as “settlement of legal claim” in the Statement of Operations for the period ended September 30, 2008.

10. CAPITAL STOCK

Capital Stock

On October 6, 2008, 400,000 common shares were issued as a result of the debt conversion agreement described in Note 3(d).  On the same day, 600,000 additional common shares were issued due to the exercise of warrants granted pursuant to the debt conversion agreement described in Note 3(d).

On July 29, 2009, 2,408,042 common shares were issued as a result of the promissory note conversion agreement as described in Notes 3(e) and 6.

Stock-based Compensation

During the 9 month period ended September 30, 2008, the Company recognized an expense of $20,625 in respect to stock options granted in the 2006 year, which are vested as of September 30, 2008.

Treasury Stock

On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.  No specific number of shares or dollar value has been established by the Company.

For the 9 month period ended September 30, 2008, the Company repurchased 2,886,255 shares for a total cost of $374,304 which were all cancelled and returned to the authorized capital stock of the Company.

For the 9 month period ended September 30, 2009, the Company repurchased 201,126 shares for a total cost of $49,974, which were all cancelled and returned to the authorized capital stock of the Company.

Warrants

            a) On January 4, 2008, 795,384 of the warrants that were exercisable at $0.80 per share expired.

b) On October 2, 2008, 600,000 warrants for the purchase of common stock having an exercise price of $1.08 per share became exercisable pursuant to the debt conversion agreement described in Note 3(d).  All the warrants were subsequently exercised for total proceeds of $648,000.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

11. SIGNIFICANT EVENTS

On July 17, 2009, the Company executed a Share Exchange Agreement (“Exchange Agreement”) with the Company’s significant shareholders, Abdul Ladha, the Company’s Chief Executive Officer and a director, and his spouse (collectively “Ladha”), Top Favour Limited, a British Virgin Islands corporation (“Top Favour”), and the shareholders of Top Favour (the “TF Owners”).  Under the Exchange Agreement, the TF Owners would exchange their shares of Top Favour capital stock for newly-issued shares of the Company.  The Exchange Agreement will expire on November 30, 2009 but can be extended upon approval from both parties.  Hereinafter, this share exchange transaction is described as the “Share Exchange.”

Also, on July 17, 2009, the Company executed a Voting Agreement with Top Favour and Ladha (“Voting Agreement”).

Share Exchange Agreement

Pursuant to the Exchange Agreement, the TF Owners would become the Company’s controlling shareholders holding approximately 97% of the outstanding common stock on a post-transaction fully-diluted basis, and existing shareholders of the Company would hold the remaining 3.0% of the outstanding common stock post-transaction.  Top Favour would become our wholly owned subsidiary. In connection with Top Favour becoming our wholly owned subsidiary, we would acquire the business and operations of Top Favour and its wholly owned subsidiaries: Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., which controls and beneficially owns Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and its subsidiaries (collectively referred to herein as the “SinoCoking Group”).  Top Favour’s principal product is coke, or carbon fuel produced by distillation of coal.

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

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

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

12. SUBSEQUENT EVENTS

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

The Purchaser agreed to pay a purchase price of CDN$3,400,000 for the property.

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

The sale was completed on November 2, 2009.

2)
Effective October 16, 2009, five of the Company’s subsidiaries, AAC Holdings Ltd., Jarvis Industries Ltd., Gruv Development Corporation, 1963 Lougheed Holdings Ltd., and 0716590 B.C. Ltd. were amalgamated retaining the name of AAC Holdings Ltd.

13. SEGMENTED INFORMATION

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

This segment consists of the operations of iCollector, Jarvis, Unlimited Closeouts and Rapidfusion operations.

Through the Real Property and Property Development segment, the Company manages its real property and property development.  This segment consists of the operations of 1963 Lougheed Holding Ltd., a holding company where the Ableauctions’ head office was located - 1963 Lougheed Highway, Coquitlam, B.C., Gruv Holding Corporation, the Company’s real estate project located at 9655 King George Highway, Surrey, Gruv Development Corporation, 0716590 B.C. Ltd. and the Company’s interest in the Township Holdings’ joint venture.

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

Through the Mortgages and Loans segment, the Company manages its mortgages and loans to third parties.  This segment consists of investments made by Axion Investment Corporation, Ableauctions.com Inc and AAC Holdings Ltd.

The Other segment encompasses all other activities of the Company including management, investor relations and other related head office expenses incurred by Ableauctions.com Inc., which are also included in determining this segment’s profits.

The Company's reportable segments are strategic business units that offer different products and services and are managed separately

Following is the segmented information for the nine month period ended September 30, 2009:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	1,182,363	-	1,182,363
Canada	88,641	-	159,075	-	247,716
Other	-	-	6,485	-	6,485
Total Revenue From External Customer	88,641	-	1,347,923	-	1,436,564
Investment income	-	220,583	-	-	220,583
Interest expense	44,034	193,378	642	77,092	315,146
Depreciation and amortization	42,390	-	19,694	-	62,084
Segment profit(loss)	(144,047)	(57,750)	(496,718)	(426,682)	(1,125,197)
Segment assets	20,108,757	1,597,819	907,746	3,675,016	26,289,338
Expenditures on long-lived assets	6,596,347	-	(2,599)	-	6,593,748
Investment in joint venture	1,390,871				1,390,871
Investment in Surrey City Central	1,877,085	-	-	-	1,877,085

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

Following is the segmented information for the nine month period ended September 30, 2008:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	1,814,581	-	1,814,581
Canada	118,829	-	290,687	-	409,516
Other	-	-	28,136	-	28,136
Total Revenue From External Customer	118,829	-	2,133,404	-	2,252,233
Investment income	-	138,073	-	17,180	155,253
Interest expense	21,454	23,752	-	3,175	48,381
Depreciation and amortization	25,359	-	90,016	-	115,375
Impairment of assets			321,612		321,612
Segment profit	31,169	78,867	(1,047,610)	(897,606)	(1,835,180)
Segment assets	11,572,002	1,225,668	1,849,755	2,112,641	16,760,066
Expenditures on long-lived assets	3,422,796		27,654		3,450,450
Investment in joint venture	1,392,964	-	-	-	1,392,964

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

14. OPERATING EXPENSES

	3 MONTHS ENDED SEPTEMBER 30		9 MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008

Operating Expenses
Accounting and legal	$62,961	$78,043	$85,613	$121,420
Advertising and promotion	1,638	6,810	17,815	22,182
Automobile	4,465	2,539	17,880	21,657
Bad debts	-	-	28,298	59,584
Commission	-	77,108	-	174,686
Interest expense	175,432	46,220	315,146	48,381
Insurance	4,576	8,029	19,820	21,864
Investor relations and shareholder information	38,780	30,654	88,679	80,720
Management fees	39,000	39,000	117,000	117,000
Office and administration	18,566	23,673	92,817	62,303
Rent, utilities, and property tax	79,052	33,213	119,264	95,579
Repairs and maintenance	1,626	7,539	7,255	13,085
Salaries and benefits	75,913	251,178	504,955	861,356
Telephone	7,299	18,152	31,228	40,504
Travel	12,357	15,359	31,402	75,193
Website Maintenance	1,769	18,438	27,112	54,002
Total operating expenses	523,434	655,955	1,504,284	1,869,516

ABLEAUCTIONS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
15. RECENT ACCOUNTING PRONOUNCEMENTS

(i)
In April 2009, the FASB issued new standards that require interim disclosures regarding the fair values of financial instruments.  Additionally, the new standards require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The standards do not change the accounting treatment for these financial instruments and was effective for us beginning in the second quarter of fiscal year 2009.

(ii)
In June 2009, the FASB issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for derecognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of fiscal year 2010 and are not expected to have a significant impact on our consolidated financial statements.

(iii)
In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

(iv)
In August 2009, the FASB issued amended standards for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

(v)
In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

Overview

We provide liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  In the past we have provided the online auction technology and point-of-sale services directly to our customers.  Effective June 8, 2009, we licensed our point-of-sale and online auction operations to third parties in providing these services.

We also provide mortgages and loans to individuals and companies, and develop real estate.  We classify our business interests into 4 reportable segments: the auction, liquidation and technology business, which consists principally of liquidation and merchandizing services; loans, which consists of mortgages and loans; real property and property development, which consists principally of properties held for development; and a segment we call “other” which encompasses our corporate activities such as investor and public relations and administration.  We have included information in the discussion below about our websites.  Information included on our websites is not a part of this report.

Auction, Liquidation and Technology Segment

Liquidation Services - We sell merchandise through our Unlimited Closeouts and Ableauctions’ liquidation stores located in California and British Columbia.  We also generate revenues by providing inventory brokerage services at www.unlimitedcloseouts.com.

Auction Broadcast Services – Prior to May 21, 2009, we broadcast business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions are facilitated using our proprietary technology (www.ableauctions.com/technology) through the website www.naalive.com and www.naaonlinesolutions.com.  Additionally, we broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  Prior to December 31, 2008, these auctions were facilitated using eBay’s live auction technology.  Beginning on January 1, 2009, these auctions were facilitated using our proprietary technology (www.ableauctions.com/ technology) through the website, www.iCollector.com. We also provided auction-related products and services for a fee (www.icollectorlive.com/services.aspx).  On May 21, 2009 we licensed the operation of our auction broadcast services to ABC Live Auction World Ltd.  In exchange for the transfer, we will receive the greater of 50% of the net profits or 10% of the net auction revenue earned by ABC.  In conjunction with the transfer, ABC hired from us those employees who were responsible for supporting these services.

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

Real Property Development and Lending Segments

Our wholly owned subsidiary, Axion Investment Corporation, develops real estate and makes short term loans.

As of September 30, 2009, our loan and real estate segments included the following investments:

Investment	Amount
Loans	$1,907,229
Real property	$2,429,255
Real property held for development	$17,157,004
Investment in joint venture	$1,390,871
Investment in Surrey City Central Holdings Ltd.	$1,877,085

Through Axion we developed a vacant parcel of land located at 9655 King George Highway.  We refer to this development as Phase I of the Gruv Development in this report.  We acquired the property in August 2005 for $1,270,000.

We developed the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums.  We expect revenue of approximately $22.1 million ($25.4 million CAD) from the sale of the commercial and residential units and we estimate that the cost to develop the property will be approximately $18.4 million ($21.2 million CAD).

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

We received a building permit from the City of Surrey to develop the property and we have advanced refundable performance bonds for service and work totalling $363,553 ($384,833 CAD) as commitment for the development of Phase I.

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

Construction Progress as of September 30, 2009: ($ CAD)

Project costs of work completed to date:	$19,171,505
Project costs of remaining work:	$2,086,364
Estimated total project costs:	$21,257,869
Current outstanding principal balance of
Loan from the Royal Bank of Canada:	$14,334,636

In addition to the Royal Bank of Canada credit facility, we have from time-to-time borrowed funds from our president and chief executive officer, Abdul Ladha, to cover cash shortfalls that occasionally result from timing issues that may temporarily prevent us from borrowing against the credit facility.  As at November 12, 2009 there was no outstanding amount due to Mr. Ladha for these loans.

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

We agreed to pay $673,720 of the purchase price in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note included a provision allowing Bullion to convert up to $1 million of the principal amount, and any interest accrued thereon, into shares of our common stock at a price of $0.432 per share.    On April 30, 2009 Bullion assigned the right to receive $1 million of the promissory note, plus interest accrued thereon, to Abdul Ladha and his spouse, Hanifa Ladha.  On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received 1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest. As at November 12, 2009 the promissory note had been paid in full.

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

On September 30, 2009 the construction of the Gruv Development was substantially complete and a conditional occupancy permit was received from the City of Surrey. On November 6, 2009, the final occupancy permit was received and as of November 9, 2009, 82 of the 111 purchase contracts have been successfully closed and funds totaling $17,994,313 CDN have been received. $15,076,061 CDN of the credit facility provided by the Royal Bank has been repaid.

Other Segment

Ableauctions.com Inc. manages our corporate and public company affairs and all related activities such as investor and public relations.

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

On July 17, 2009 we, Abdul Ladha and Hanifa Ladha executed a Share Exchange Agreement with Top Favour Ltd., a British Virgin Islands corporation, and the shareholders of Top Favour Ltd. pursuant to which we will acquire all of the outstanding capital stock of Top Favour Ltd.from its shareholders.  In conjunction with the share exchange:

·	We will issue up to 13.2 million shares of our common stock to the former shareholders of Top Favour Ltd.;

·	The shareholders of Ableauctions immediately prior to the acquisition will, after completion of the acquisition, own approximately 3% of our outstanding shares of common stock; and

·	The former shareholders of Top Favour Ltd. will own approximately 97% of our outstanding shares of common stock.

We agreed to adopt a plan of liquidation reasonably acceptable to Top Favour Ltd. under which we will establish a liquidating entity for purposes of assuming outstanding liabilities and distributing our assets to our shareholders as of a certain record date prior to the closing of the acquisition.  Following the acquisition, we will cease operating the Ableauctions business, and the business of Top Favour will be continued and will constitute our principal business and operations.  We cannot guarantee that the acquisition will be consummated.

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

Loans and Real Property

During the nine months ended September 30, 2009, our investment in loans generated approximately $220,583 in revenues.  During the nine months ended September 30, 2009, 7% of the value of our assets was held in the form of loans and 87% of the value of our assets was held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$1,069,104	4%
Other Assets	$458,790	2%
Real Estate (held for sale)	$2,429,255	9%
Real Estate (development)	$17,157,004	66%
Real Estate (Joint Venture)	$1,390,871	5%
Real Estate (Surrey City Central)	$1,877,085	7%
Loans	$1,907,229	7%
Total	$26,289,338	100%

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

Segmented information

During the 9 months ended September 30, 2009, we facilitated auctions and liquidations over the Internet, which meant that participants could come from anywhere in the world.  However, our business presence is in both Canada and the U.S.

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

Results of Operations

Three months ended September 30, 2009 compared to the corresponding period in 2008.

Revenues.  During the three months ended September 30, 2009, we had revenues of $244,430 compared to revenues of $604,486 during the same period in 2008, a decrease of $360,056 or 60%. The decrease in revenues is a result of a 45% decrease in revenues from our liquidation business and a 97% decrease in revenues from our Live Auction services.

Revenues from our liquidation services totalled $212,942 (or 87% of our total revenue) compared to revenues of $386,623 (or 64% of our total revenue) during the same period in 2008. The revenue from our liquidation service decreased by $173,681 or 45% compared to the three months ended September 30, 2008.

Revenues from our live auctions services totalled $3,901 (or 2% of our total revenue) compared to revenues of $124,542 (or 21% of our total revenue) during the same period in 2008.

Our liquidation services accounted for 87% of total revenue for the three month period ending September 30, 2009.   We believe that the decrease, both in the results of our liquidation business and in the number of antique and collectible auctions we managed during the quarter, is directly related to the recession in the United States, which has had an adverse effect on both consumer and business spending, and that the recession could continue to have a dampening effect on the revenues we earn from this segment of our business.  The decline in revenues generated by our live auctions operations is also attributable to eBay’s decision to terminate its Live Auction platform.

During the three months ended September 30, 2009, we had investment income of $84,762 compared to $81,550 for the same period in 2008.  The investment in property development is long term in nature and, as a result, returns will be realized on completion of projects.  As of September 30, 2009, our holdings in real estate, including our headquarters and entities that hold real estate for development, totalled approximately $22,854,215, representing the lower of cost or market for these assets.

Gross Profit and Cost of Revenue.  Cost of revenue was $413,993 for the three months ended September 30, 2009, compared to $845,723 during the same period in 2008.  Gross profit was $(169,563) for the three months ended September 30, 2009, compared to gross profit of $(241,237) for the three months ended September 30, 2008. The negative gross profit is a direct result of the write-down of inventory in the amount of $200,000 and $359,187 for the three months ended September 30, 2009 and September 30, 2008 respectively.

Operating Expenses.  During the three month period ended September 30, 2009, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation and live auction broadcast operations.  Operating expenses during the three month period ended September 30, 2009 were $523,434 or approximately 214% of revenue compared to $655,955 or approximately 109% during the three month period ended September 30, 2008.  Operating expenses are expected to further decrease in the fourth quarter of the 2009 fiscal year as we realize the effects of additional cost cutting measures.

During the three month period ended September 30, 2009, the cost of investor relations and shareholder information services was $38,780 as compared to $30,654 for the same period in 2008.    We expect the cost of investor relations in 2009 will remain steady throughout the year.

During the three month period ended September 30, 2009, salaries and benefits totalled $75,913 as compared to $251,178 for the same period in 2008.  The decrease of $175,265 or approximately 70% from the previous year was due to cost cutting measures implemented, including reducing the number of employees.

Total personnel expenses, including salaries and benefits, totalled $114,913 or 22% of our operating expenses during the three-month period ended September 30, 2009 as compared to $367,286 or 59% of our operating expenses during the three-month period ended September 30, 2008.  In addition to salaries and benefits, personnel expenses included management fees of $39,000 (compared to $39,000 for the same period in 2008), and commissions of zero (compared to $77,108 for the same period in 2008).   Current cost cutting measures are expected to reduce personnel expenses for the remainder of the year.

During the three-month period ended September 30, 2009, advertising and promotion expenses were $1,638 or  less than 1% of our operating expenses as compared to $6,810 or 1% of our operating expenses for the three-month period ended September 30, 2008.

General overhead expenses were $129,710 during the three month period ended September 30, 2009 (compared to $126,942 for the same period in 2008). General overhead expenses comprised 25% of our total operating expenses (compared to 20% for the same period in 2008). General overhead expenses include rent and utilities, which totalled $79,052, telephone, which totalled $7,299, travel related to operations, which totalled $12,357, repairs and maintenance, which totalled $1,626, automotive, which totalled $4,465, insurance, which totalled $4,576, website maintenance, which totalled $1,769 and office and administration expenses, which totalled $18,566

Depreciation and amortization expense was $23,493 for the three-month period ended September 30, 2009 as compared to $26,316 for the three-month period ended September 30, 2008.

Net Loss.  We realized a net loss of $666,154 or $(0.09) per share for the three months ended September 30, 2009 as compared to a net loss of $1,183,978 or $(0.24) per share for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to the corresponding period in 2008.

Revenues.  During the nine months ended September 30, 2009, we had revenues of $1,436,564 compared to revenues of $2,252,233 during the same period in 2008, a decrease of $815,669 or 36%. The decrease in revenues is a result of an 18% decrease in revenues from our liquidation business and a 77% decrease in revenues from our Live Auction services.

Revenues from our liquidation services totalled $1,093,818 (or 76% of our total revenue) compared to revenues of $1,330,699 (or 59% of our total revenue) during the same period in 2008. The revenue from our liquidation service decreased by 18% for the nine months ended September 30, 2008.

Revenues from our live auctions services totalled $129,697 (or 9% of our total revenue) compared to revenues of $562,728 (or 34% of our total revenue) during the same period in 2008.

Our liquidation services accounted for 76% of total revenue for the nine months ended September 30, 2009.   We believe that the decrease, both in the results of our liquidation business and in the number of antique and collectible auctions we managed during the period, is directly related to the recession in the United States, which has had an adverse impact on both consumer and business spending, and that the recession could continue to have a dampening effect on the revenues we earn from this segment of our business.  The decline in revenues generated by our live auctions operations is also attributable to eBay’s decision to terminate its Live Auction platform.

During the nine months ended September 30, 2009, we had investment income of $220,583 compared to $155,253 for the same period in 2008.  The investment in property development is long term in nature and, as a result, returns will be realized on completion of projects.  As of September 30, 2009, our holdings in real estate, including our headquarters and entities that hold real estate for development, totalled approximately $22,854,215, representing the lower of cost or market for these assets.

Gross Profit and Cost of Revenue.  Cost of revenue was $1,179,102 or 82% of our revenues for the nine months ended September 30, 2009, compared to $1,846,805 or 82% of our revenues during the same period in 2008.  Gross profit was $257,462 or 18% of total revenue for the nine months ended September 30, 2009, compared to gross profit of $405,428 or 18% of total revenue for the nine months ended September 30, 2008.

Operating Expenses.  During the nine months ended September 30, 2009, we put a number of cost cutting measures in place to withstand the decrease in revenues from our liquidation and live auction broadcast operations.  Operating expenses during the nine months ended September 30, 2009 were $1,504,284 or approximately 105% of revenue compared to $1,869,516 or approximately 83% of revenue during the nine months ended September 30, 2008.  Operating expenses are expected to further decrease in the third quarter of the 2009 fiscal year as we realize the effects of additional cost cutting measures.

During the nine months ended September 30, 2009, the cost of investor relations and shareholder information services was $88,679 as compared to $80,720 for the same period in 2008.    We expect the cost of investor relations in 2009 will remain steady throughout the year.

During the nine months ended September 30, 2009, salaries and benefits totalled $504,955 as compared to $861,356 for the same period in 2008.  The decrease of $356,401 or approximately 41% from the previous year was due to cost cutting measures implemented.

Total personnel expenses, including salaries and benefits, totalled $621,955 or 41% of our operating expenses during the nine months ended September 30, 2009 as compared to $1,153,042 or 64% of our operating expenses during the nine months ended September 30, 2008.  In addition to salaries and benefits, personnel expenses included management fees of $117,000, and commissions of zero (compared to $291,686 for the same period in 2008).  Current cost cutting measures, including the reduction in the number of employees, are expected to reduce personnel expenses for the remainder of the year.

During the nine months ended September 30, 2009, advertising and promotion expenses were $17,815 or 1% of our operating expenses as compared to $22,182 or 1% of our operating expenses for the nine months ended September 30, 2008.

General overhead expenses decreased by $37,409 or approximately 10%, to $346,778 during the nine months ended September 30, 2009 (compared to $384,187 for the same period in 2008). General overhead expenses comprised 23% (compared to 21% for the same period in 2008) of our total operating expenses and 24% (compared to 17% for the same period in 2008) of our total revenue.  General overhead expenses include rent and utilities, which totalled $119,264, telephone, which totalled $31,228, travel related to operations, which totalled $31,402, repairs and maintenance, which totalled $7,255, automotive, which totalled $17,880, insurance, which totalled $19,820, website maintenance, which totalled $27,112 and office and administration expenses, which totalled $92,817.

Depreciation and amortization expense was $62,084 for the nine months ended September 30, 2008 as compared to $115,375 for the nine months ended September 30, 2008. Depreciation and amortization expense was lower during the nine months ended September 30, 2008 as we fully amortized one of our intangible assets.

Net Loss.  We realized a net loss of $1,125,197 or $(0.18) per share for the nine months ended September 30, 2009 as compared to a net loss of $1,835,180 or $(0.37) per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our capital requirements, particularly as they relate to our real estate development projects, have been and will continue to be significant.

During the past 12 months we have funded our operations with our revenues, with interest from our investments and with loans from our executive officer, director and major shareholder, Mr. Abdul Ladha.  A moderate portion of the revenue we receive comes from the auctions held through iCollector and the National Auctioneers Association. eBay’s recent decision to terminate the operations of its eBay Live Auction platform, as well as the recession in the United States, have had a material adverse affect on our operations, and we expect this to continue at least through the end of the fiscal year.

Currently we believe that revenues from our operations together with interest earned on our loan portfolio and our cash on hand, which increased significantly due to the payment of loans and the sale of a building, both of which occurred after September 30, 2009, will be sufficient to satisfy our working capital needs for the remainder of this fiscal year.  During the next 12 months, if we need to raise additional capital, we will likely do so by borrowing again from Mr. Ladha, although he is under no obligation to continue to lend us funds.  We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all.  If we do not earn revenues sufficient to support our business and we fail to obtain other financing, we may be required to curtail, or even to cease, our operations.

As of September 30, 2009 we had a deficiency in our working capital of $12,554,203 made up of accounts receivable of $437,768, employee receivable of $342,266, mortgages and loans receivable of $1,907,229, inventory of $239,247 and prepaid expenses of $49,823 minus current liabilities of $15,530,536.

Cash used for operating activities totalled $869,128 due primarily to a decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2009.  Our cash resources may decrease further if we are unable to achieve positive cash flow from our business through 2009.

Cash flow used in investing activities during the nine months ended September 30, 2009 was $6,168,794. Cash was used from loan advances to increase our investment in property held for development.  Cash flow from financing activities was $6,768,741, which primarily resulted from proceeds from bank loans.

Subsequent Events

Subsequent to September 30, 2009, we entered into the following transactions:

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

The sale was completed on November 2, 2009. The Purchaser paid CDN$3,400,000 for the property.

We provided financing to the Purchaser.  We have agreed to finance 80% of the purchase price, or $2,720,000.  The loan has a term of 7 years and bears simple interest at the rate of 6.5% per annum.  The payments are amortized over 20 years.  The loan is secured by a mortgage, including an assignment of rents, recorded against the property.

2)
Effective October 16, 2009, five of the Company’s subsidiaries, AAC Holdings Ltd., Jarvis Industries Ltd., Gruv Development Corporation, 1963 Lougheed Holdings Ltd., and 0716590 B.C. Ltd. were amalgamated retaining the name of AAC Holdings Ltd.

3)
On September 30, 2009 the construction of the Gruv Development was substantially complete and a conditional occupancy permit was received from the City of Surrey. On November 6, 2009, the final occupancy permit was received and as of November 9, 2009, 82 of the 111 purchase contracts have been successfully closed and funds totaling $17,994,313 CDN have been received. $15,076,061 CDN of the credit facility provided by the Royal Bank has been repaid.

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

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2009 Abdul Ladha and his spouse, Hanifa Ladha, each converted his or her interest in a promissory note issued by us into 1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.  We relied on Section 4(2) of the Securities Act to issue the common stock inasmuch as the securities were offered and sold without any form of general solicitation or general advertising and the offerees were accredited investors and possessed information about our business and operations that registration would otherwise provide.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

3.1	Certificate of Incorporation (1)
3.1.1	Amendment to Certificate of Incorporation (2)
3.2	By-laws (1)
10.1	Share Exchange Agreement dated July 17, 2009 among Ableauctions.com, Inc., Abdul Ladha, Hanifa Ladha, Top Favour Ltd. and the shareholders of Top Favour Ltd. (3)
10.2	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Ltd. (3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(4)

(1) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on November 13, 1999, as amended on December 30, 1999.
(2) Incorporated by reference from the Form 10-QSB for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 12, 2004.
(3) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on July 17, 2009
(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEAUCTIONS.COM INC.

Date: November 13, 2009	By:	/s/ ABDUL LADHA
Abdul Ladha
President, Chief Executive
Officer, Chief Financial Officer