Form 10-K
period 2009-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2010-03-31
CIK 1099290

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number   001-15931

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3404233 (I.R.S. Employer Identification No.)

Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000 (Address of principal executive offices)

Issuer’s telephone number  +86-3752882999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ] (The registrant is not yet subject to this requirement.)

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

Large accelerated filer [  ]                                                                                           Accelerated filer [  ]

Non-accelerated filer [  ]                                                                                             Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3.5 million at June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 23, 2010 the number of shares of the registrant’s classes of common stock outstanding was 20,871,192.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained herein constitutes “forward-looking statements,” including without limitation statements relating to goals, plans and projections regarding the registrant’s financial position and the registrant’s business strategy.  The words or phrases “would be,” “will allow,” “intends to,” “may result,” “are expected to,” “will continue,” “anticipates,” “expects,” “estimate,” “project,” “indicate,” “could,” “potentially,” “should,” “believe,” “considers” or similar expressions are intended to identify “forward-looking statements”, as well as all projections of future results of operations or earnings.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the registrant to be materially different from any future results or achievements expressed or implied by such forward-looking statements.

The registrant does not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing.  Additionally, the registrant does not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.  Please read carefully the risk factors disclosed in this report and in other filings the registrant make with the Securities and Exchange Commission.

NOTE REGARDING FINANCIAL INFORMATION

Unless otherwise specified, all financial information is in U.S. dollars.

PART I

Item 1.                                Description of Business

Transaction with Top Favour Limited and the Shareholders of Top Favour Limited

On December 30, 2009, the registrant’s shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009 (the “Exchange Agreement”), with Top Favour Limited, a British Virgin Islands international business company (“Top Favour”), pursuant to which, on the terms and subject to the conditions set forth therein, the registrant (formerly named “Ableauctions.com, Inc.”) agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 3,117,952 shares of its common stock to the shareholders of Top Favour (the “Acquisition”).  The Acquisition was consummated at 5:00 p.m. Pacific time on February 5, 2010 (the “Closing Date”).

The Closing Date of the Acquisition is sometimes referred to in this report as the “Change of Control Date”.  On the Change of Control Date of February 5, 2010:

•	The registrant ceased operating its historical auctions and real estate-related businesses, described below;

•	The registrant changed its name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour, a coal and coke producer in Central China;

•	All of the registrant’s directors and officers prior to the Acquisition resigned, and successor officers and directors designated by Top Favour Limited were appointed to the board and management;

•
All of the pre-Acquisition assets of the registrant (e.g. relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”); these assets included the capital stock of the registrant’s pre-Acquisition subsidiaries;

•	The Liquidating Trust assumed all of the registrant’s pre-Acquisition liabilities;

•	Top Favour Limited and its controlled companies and subsidiaries became controlled companies and subsidiaries of the registrant;

•	The business, operations and assets of Top Favour Limited (e.g., production of coal and coke) became the sole business, operations and assets of the registrant.

Liquidation of Registrant’s Former Business

The operations of the registrant’s former pre-Acquisition subsidiaries, now held by the Liquidating Trust, are in the process of being wound down and will eventually be liquidated.  Any proceeds from the liquidation which remain after the payment of liabilities and expenses relating to the liquidation will be distributed by the Liquidating Trust to the shareholders of record prior to the consummation of the Acquisition.

Accounting Effect of Acquisition

Due to the fact that the pre-Acquisition shareholders of Top Favour have received majority voting rights in the combined entity resulting from the Acquisition, and Top Favour’s officers and directors have been appointed as executive officers and directors of the registrant upon the completion of the Acquisition, the Acquisition is deemed to be a reverse acquisition and recapitalization.  In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the registrant (the legal acquirer) is considered the accounting acquiree and Top Favour (the legal acquiree) is considered the accounting acquirer.  The consolidated financial statements of the combined entity will be in substance be those of Top Favour and its subsidiaries and controlled companies, with the assets and liabilities, and revenues and expenses of the registrant being included effective from the date of the consummation of the Acquisition on February 5, 2010.   The registrant is deemed to be a continuation of the business of Top Favour.  The outstanding stock of the registrant prior to the Acquisition will be accounted for at their net book value and no goodwill will be recognized.

Note Regarding Change in Fiscal Year

As of the date of this report, the registrant has a fiscal year ending December 31.  Top Favour Limited (the entity acquired in the Acquisition) maintains a fiscal year ending June 30.   The registrant intends to change its fiscal year end to June 30 as soon as practicable.

Overview

This 2009 annual report on Form 10-K relates to the registrant’s business as constituted and operated in the twelve month period ending December 31, 2009.  The following discussion describes the registrant’s business prior to the Change of Control Date and consummation of the Acquisition.  As noted above, the registrant ceased operating the former auctions and real estate-related businesses on February 5, 2010.  Unless otherwise indicated, or unless the context requires otherwise, the business, operations and financial results described and discussed in this report refer to the pre-Acquisition business, operations and financial results of the registrant, then known as Ableauctions.com, Inc.

Prior to the Acquisition, the registrant provided liquidation and merchandizing services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  For several years the registrant provided the online auction technology and point-of-sale services directly to its customers, but effective June 8, 2009, the registrant licensed its point-of-sale and online auction operations to third parties to provide these services.  The registrant also provided mortgages and loans to individuals and companies, and developed real estate.  The registrant classified its business interests into four reportable segments: the auction, liquidation and technology business, which consisted principally of liquidation and merchandizing services; loans, which consisted of mortgages and loans; real property and property development, which consisted principally of properties held for development; and a segment the registrant called “other” which encompassed its corporate activities such as investor and public relations and the management of cash and marketable securities held for investment.

Auction, Liquidation and Technology Segment

Liquidation Services.  Prior to the Acquisition, the registrant sold merchandise through its Unlimited Closeouts and Ableauctions’ liquidation stores located in California and British Columbia.  The registrant also generated revenues by providing online inventory brokerage services.

Auction Broadcast Services.  Prior to May 21, 2009, the registrant broadcasted business and industrial auctions over the Internet for auctioneers and members of the National Auctioneers Association (NAA).  These auctions were facilitated using its proprietary technology through NAA’s website www.naalive.com.   Additionally, the registrant directly broadcast antique and collectible auctions over the Internet for numerous galleries and auction houses throughout the world.  Prior to December 31, 2008, these auctions were facilitated using eBay’s live auction technology.  Beginning on January 1, 2009, these auctions were facilitated using the registrant’s proprietary technology.  The registrant also provided auction-related products and services for a fee.  As discussed in the section below entitled “Auction Broadcast Services - iCollector”, on May 21, 2009 the registrant licensed this technology to ABC Live Auction World Ltd.  In exchange for the transfer, the registrant held the right to receive the greater of 50% of the net profits or 10% of the net auction revenue earned by ABC.  In conjunction with the transfer, ABC hired from the registrant those employees who were responsible for supporting these services.

Point-of-Sale (POS) Services.  Through its subsidiary, Rapidfusion Technologies, Inc., the registrant sold, installed and supported its proprietary point-of-sale (POS) sales processing and reporting systems.  As discussed in the section below entitled “Auction Broadcast Services – Point of Sale (POS) Software and Services”, on June 8, 2009 the registrant licensed the POS operations to Pacific Amber Technologies Inc.  In exchange for the transfer, the registrant had the right to receive 50% of the net profits realized from the operations or 5% of gross profits from the point-of-sale revenues, whichever is greater.  In conjunction with the transfer, Pacific Amber Technologies Inc. hired from the registrant those employees who were responsible for supporting those products and services.

Real Property Development and Lending Segments

The registrant’s former wholly owned subsidiary, Axion Investment Corporation, developed real estate and made short term loans.

As of December 31, 2009, the registrant’s loan and real estate segments included the following investments:

Investment	Amount
Loans	$2,688,011
Real Property	$67,409
Real Property held for development	$3,069,600
Investment in joint venture	$1,416,204
Investment in Surrey City Central Holdings Ltd.	$1,881,804

The registrant used the income earned by these investments to support its auction and liquidation operations when the registrant deemed it was necessary to do so.

Other Segment

During 2009, the registrant managed its corporate and public company affairs and all related activities such as investor and public relations and the management of its cash and marketable securities held for investment.

History

The registrant was incorporated under the laws of the state of Florida as J. B. Financial Services, Inc. on September 30, 1996.  The registrant changed its name to Ableauctions.com, Inc. on July 19, 1999.  From the date of its incorporation until August 24, 1999, the registrant had no material business and no material revenues, expenses, assets or liabilities.

On August 24, 1999, in exchange for shares of its common stock and cash, the registrant acquired all of the assets and the business operations of Able Auctions (1991) Ltd., a British Columbia corporation engaged in the business of auctioning used equipment, office furnishings and other merchandise.  The registrant acquired all of the issued and outstanding common stock of Able Auctions (1991) Ltd. from Dexton Technologies Corporation, a British Columbia corporation.  Its intent in acquiring the assets and business operations of Able Auctions (1991) Ltd. was to expand its bricks and mortar operations and to develop an on-line auction technology.

Because of the significant costs related to traditional auction businesses, such as maintaining a physical auction site and employees necessary to staff the auctions, the registrant decided to abandon its plan to expand its bricks and mortar operations through continued acquisitions of auction businesses.  At the end of 2009, the registrant no longer operated its bricks and mortar auction businesses.

While its business evolved away from conducting auctions through bricks and mortar operations, the registrant expanded its on-line auction operations and branched out into excess inventory liquidation.

Liquidation Services

During 2009, most of the registrant’s business involving the liquidation of excess inventory was carried out by its wholly owned subsidiary, Unlimited Closeouts, Inc., which contacted major manufacturers and importers to purchase overstocks, order cancellations and discontinued products.  Unlimited Closeouts then sold the merchandise to major retail chains, other resellers or the public.

The registrant earned commissions ranging from 10% to 25% on the inventory that the registrant sold.  During the 2009 fiscal year, revenue from its liquidation business totaled $1,267,582, or approximately 6% of all the revenue the registrant earned.

Auction Broadcast Services

Until May 21, 2009, the registrant provided technology and related services to auction houses and galleries to enable them to broadcast auctions live over the Internet through the use of its proprietary technology.

The registrant also developed technology that managed the “back-end” of an auction, enabling auctioneers to run auctions more efficiently, providing them with tools to automate invoicing, collect payment, track lot popularity, view bidder statistics and demographics, and print graphic reports.

iCollector

Prior to May 21, 2009, the registrant broadcasted auctions live over the Internet through its subsidiary, iCollector.com Technologies Ltd., using its proprietary technology platform.  iCollector represented antique, fine art and premium collectible auction houses and galleries, whose inventories typically include fine and decorative arts, modern and contemporary art, memorabilia, wine, fine furniture and collectibles that were obtained primarily from Europe, Canada and the United States.  iCollector catalogued its client’s inventory and featured it on its website located at www.icollector.com.  iCollector also provided back-end auction-related products and services to galleries and auction houses for a fee, so that the auctions could be conducted more efficiently.

During the 2009 fiscal year, iCollector’s operations declined by approximately 81%.  Revenue from iCollector’s operations totaled $132,926 during the 2009 fiscal year, or approximately 1% of all the revenue the registrant earned.

On May 21, 2009 Ableauctions and iCollector signed a License Agreement with ABC Live Auction World Ltd. (“ABC”).  The effective date of the License Agreement was May 15, 2009.  ABC is an employee-owned entity not otherwise affiliated with the registrant.  Under the terms of the License Agreement, ABC has sublicensed all of iCollector’s auction and auction-hosting related technology, domain names, intellectual property and various other assets (including those assets used in the operations of NAALive) in consideration of the greater of 50% of net profits realized from ABC’s operations or 10% of ABC’s net auction revenue.  The sublicense is non-exclusive.  At the end of 2009, the registrant continued to own the licensed assets, including any enhancements made to them by ABC.  ABC also hired all of iCollector’s employees as of May 21, 2009 and is performing iCollector’s obligations under its auction and auction-hosting agreements.  The contract with ABC included the obligation, upon sale or license of the iCollector business, to pay ABC a minimum of 25% of the consideration received upon completion of the transaction.

NAALive

In the past, the registrant partnered with the National Auctioneers Association (“NAA”) to serve as its exclusive online auction contractor to broadcast business and industrial equipment auctions for its members on the website www.NAALive.com.  The registrant promoted these services to NAA’s estimated 7,000 members with technology that the registrant developed.

In the past, the registrant paid the NAA up to 20% of the fees the registrant collected for joint marketing.  As noted above, ABC Live Auction World now hosts the NAALive auctions and the registrant’s relationship with NAALive has been terminated.

Point of Sale (POS) Software and Services

The registrant also earned revenues from its subsidiary, Rapidfusion Technologies, Inc.  Rapidfusion has developed point-of-sale software and services for retailers.  Revenue from sales of Rapidfusion’s products totaled $127,506, or approximately 1% of all the revenue the registrant earned during the 2009 fiscal year.

On June 8, 2009 the registrant and RapidFusion signed a License Agreement with Pacific Amber Technologies Inc. (“PATI”).  The effective date of the License Agreement was June 1, 2009.  PATI is an employee-owned entity not otherwise affiliated with the registrant.  Under the terms of the License Agreement, PATI sublicensed all of RapidFusion’s point of sale technology and its source code, domain names, intellectual property and various other assets used in the operations of Rapidfusion’s business in consideration for 50% of net profits realized from PATI’s operations or 5% of PATI’s gross profits from its point of sale revenues, whichever is greater.  The sublicense is non-exclusive.  At the end of 2009, the registrant continued to own the licensed assets, including any enhancements made to the licensed assets by PATI or any of its affiliates in the future.  PATI also hired all of Rapidfusion’s employees as of June 8, 2009 and is performing Rapidfusion’s obligations under its contracts and warranty agreements.   The contract with PATI included the obligation, upon sale or license of the RapidFusion business, to pay PATI a minimum of 25% of the consideration received upon completion of the transaction.

Real Property Development

In an effort to expand its business the registrant created Axion Investment Corporation, referred to in this discussion as “Axion”, to develop real estate and make short term loans.  As noted above, the registrant’s former subsidiaries (including Axion) have been transferred to the Liquidating Trust, and accordingly the registrant no longer owns Axion.

Gruv Development

Through Axion, the registrant developed a vacant parcel of land located at 9655 King George Highway.  The registrant refers to this development as Phase I of the Gruv Development in this report.  The registrant acquired the property in August 2005 for $1,270,000.

The registrant developed the property by improving it with a retail facility of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums.  The registrant entered into agreements to pre-sell 100% of the 111 residential condominiums prior to construction and collected approximately $1.92 million ($2.34 million CAD) in deposits that were held in trust with Macdonald Realty Ltd.  The registrant paid $341,446 ($366,749 CAD) to Macdonald Realty for its services at the time and budgeted an additional $600,082 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

On April 28, 2008, construction of Phase I commenced. On September 30, 2009 the construction of Phase I was substantially complete and a conditional occupancy permit was received from the City of Surrey. On November 6, 2009, the final occupancy permit was received and as of December 31, 2009, the registrant had completed sales of 101 of the 111 purchase contracts.  As at December 31, 2009 funds totaling $21,554,878 CAD were received and a $14.28 million ($16.42 million CAD) credit facility provided by the Royal Bank of Canada was fully repaid. In addition to the funds already received, as of the Change of Control Date approximately $3,100,000 CAD in additional funds were expected from the sale of the remaining 9 residential units and the 5 commercial units still available.  All of these units are currently being held by Axion for sale.

At December 31, 2009, based on a percentage of completion bases, the registrant recognized revenues of approximately $23,252,840 CAD from the total expected revenue of $26,767,466 CAD for the Gruv Development project.  The registrant realized development costs of approximately $21,167,255 CAD against this revenue leaving a balance of $3,199,393 CAD outstanding in property held for development at December 31, 2009.

On October 6, 2008, the registrant entered into a Development Agreement to acquire a 50% interest in Surrey Central City Holdings Ltd. (“Surrey”), a private company controlled by Mr. Abdul Ladha, the registrant’s former Chief Executive Officer and a former director.  Surrey owns four properties adjacent to Phase I of the Gruv Development.  Through Surrey, the registrant intended to explore the potential of developing a second phase of this project by improving Surrey’s properties with a residential complex consisting of 76 to 138 condominiums.

Under the terms of the Development Agreement, the registrant acquired a 50% interest in the capital stock of Surrey from Surrey’s sole shareholder, Bullion Reef Holdings Ltd. (“Bullion”), an entity controlled by Mr. Ladha and owned by the Ladha Family Trust.  While Mr. Ladha is not a beneficiary of the Ladha Family Trust, members of his family are beneficiaries.  The purchase price for the 50% interest was $1,347,440, subject to adjustment.  According to the Development Agreement, the purchase price could be increased to reflect the increase in value that will accrue to the property if Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the property if Surrey were able to acquire a lot adjacent to the property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.  As a result, in accordance with the terms of the Development Agreement, the purchase price for the capital stock of Surrey was adjusted to $1,867,085 based on an increase in value that resulted from the purchase of the 5th lot.

The registrant agreed to pay $673,720 of the purchase price for the Surrey capital stock in cash and the remainder with a promissory note due in one year bearing interest at the prime rate as announced by the Royal Bank of Canada plus 2% per annum.  The promissory note also included a provision allowing Bullion to convert up to $1 million of the principal amount, and any interest accrued thereon, into shares of its common stock at a price of $0.432 per share.  The total number of shares that could be issued if Bullion converted up to $1 million of principal and interest accrued thereon would total 2,465,277 shares.  On April 30, 2009 Bullion assigned the promissory note to Abdul Ladha and his spouse, Hanifa Ladha.  On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received 1,204,021 shares of its common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.  As of December 31, 2009 the promissory note had been paid in full.

The Development Agreement also anticipated that Mr. Ladha and Overture Development Corporation would provide services to Surrey in developing the Property.  These services included management of the build-out; work with government agencies to obtain approval of the development and acquisition of the plans, permits and approvals required to complete the build-out; provision of contractor’s services, including coordination with various trades for construction of the build-out and supervision and direction of construction of the build-out; preparation and implementation of a marketing plan; provision of construction bonds; and acquisition of financing and home warranty coverage for the development.

Township Holdings Ltd.

Through Township Holdings Ltd., Axion also holds a 1/3 interest in two vacant lots located in Langley, British Columbia. The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3.  The properties were purchased on August 14, 2006 for a purchase price of $3.42 million, and as of the Change of Control Date they were being offered for sale by Axion.

Transfer of Subsidiaries to Liquidating Trust

As noted above, the registrant’s former pre-Acquisition subsidiaries are now held by the Liquidating Trust, and those operations are in the process of being wound down and will eventually be liquidated.  The registrant no longer holds any interest in any of the pre-Acquisition subsidiaries.

Loans

Axion provided short term loans to various businesses and individuals in Canada.  The loans typically had terms of one year, earned interest at the rate of approximately 10% and were secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2009, Axion had approximately $2,688,011 outstanding in loans.

Competition

Online Liquidation Companies

During the fourth quarter of the 2009 fiscal year and through the Closing Date, the registrant faced competition from traditional auctioneers and from online auction and liquidation companies that use the Internet to sell or auction surplus capital assets, equipment, and other consumer goods.

During the fourth quarter of the 2009 fiscal year and through the Closing Date, most of its competitors, such as Overstock.com and Amazon.com, had larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the registrant had.

The registrant did not represent a significant competitive presence in the on-line liquidation industry.

Real Estate Development

The real estate industry is highly competitive, with developers and homebuilders competing for desirable properties, financing, raw materials and skilled labor.  The registrant did not represent a significant competitive presence in the real estate development industry and the registrant did not expect that the registrant would ever have a competitive presence in that industry.

Government Regulation

Online Liquidation Companies

During the fourth quarter of the 2009 fiscal year and through the Closing Date, the registrant had no significant expenses associated with legal or regulatory compliance.

Real Estate Development

The registrant’s former real estate development activities were centered in the general area of Vancouver, British Columbia.  In order to develop property in British Columbia, the registrant was required to comply with various regulations promulgated by the British Columbia Superintendent of Real Estate.  These regulations include, but are not limited to, the Real Estate Development Marketing Act of British Columbia.

Intellectual Property

The registrant developed the majority of the software used in the on-line auction and point-of-sale businesses internally.  The registrant took measures to protect its intellectual property, ranging from confidentiality and non-disclosure agreements for contractors and employees to deploying a modular development schedule where individual modules of software developed or coded by employees or contractors had no stand-alone benefits until they were integrated with the other modules.

The registrant registered several internet domain names.

When the registrant could, the registrant entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which the registrant conducted business in order to limit access to and disclosure of its proprietary information.

Employees

As of December 31, 2009 the registrant had a total of 5 people employed, all of whom are management or administrative staff.  These five employees were no longer employed by the registrant as of the Change of Control Date.

Item 1A.                      Risk Factors

As a smaller reporting company the registrant is not required to provide this information.

Item 1B.                      Unresolved Staff Comments

As a smaller reporting company the registrant is not required to provide this information.

Item 2.                                Properties

During the fourth quarter of the 2009 fiscal year and through the Closing Date, the registrant owned or rented the following properties:

1963 Lougheed Highway – Until November 2, 2009, when the registrant sold this property, its corporate headquarters was located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consisted of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space.  The registrant acquired it in 2005 at a price of $2,221,316 CAD.  The purchaser, who was unrelated to the registrant, paid $3,400,000 CAD for the property.  The registrant agreed to finance 80% of the purchase price, or $2,720,000 CAD.  The loan has a term of 7 years and bears simple interest at the rate of 6.5% per annum.  The payments are amortized over 20 years.  The loan is secured by a mortgage, including an assignment of rents, recorded against the property.  Consistent with the terms of the Exchange Agreement, this loan was distributed to the Liquidating Trust.

9655 King George Highway - On August 19, 2005, the registrant completed the purchase of real property located at 9655 King George Highway, Surrey, British Columbia V3T 2V3 from Imara Venture Ltd.  The total purchase price was $1,270,000 CAD.   The registrant developed the property by improving it with 5 retail units of approximately 4,326 square feet and with a residential complex consisting of 111 condominiums of approximately 91,132 square feet.  By the Closing Date, the registrant had sold all but 9 of the condominiums and the 5 retail units.  Consistent with the terms of the Exchange Agreement, the capital stock of Axion Investment Corporation, the owner of these units, has been distributed to the Liquidating Trust.

Properties belonging to Surrey Central City Holdings Ltd.

On October 6, 2008, the registrant entered into a Development Agreement to acquire a 50% interest in Surrey Central City Holdings Ltd. (“Surrey”), a private company controlled by Abdul Ladha, a former officer and director.  Surrey owned four properties adjacent to the property located at 9655 King George Highway.  On October 20, 2008, Surrey entered into an agreement to purchase a fifth lot, 13509 96th Ave., for approximately $700,000 from an unrelated party.  Prior to the Closing Date, the registrant had not begun developing this property.  Consistent with the terms of the Exchange Agreement, the capital stock of Surrey Central City Holdings Ltd. has been distributed to the Liquidating Trust.

Township Holdings Ltd. (“THL”) - 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia - On July 14, 2006 Axion Investment Corporation entered into a Joint Venture Agreement (“Agreement”) with two unrelated parties, Canitalia Industries Ltd. and 449991 B.C. Ltd., for the purpose of purchasing two vacant lots for development.  The lots are comprised of approximately 4.72 acres and are commonly known as 20514 - 80th Avenue and 20542 - 80th Avenue, Langley, British Columbia V3T 2V3.   THL purchased the Property on August 14, 2006 for a purchase price of $2.66 million ($2.99 million CAD).  The property secures a loan in the amount of $1.3 million ($1.4 million CAD).  The property is currently being offered for sale.  Consistent with the terms of the Exchange Agreement, its interest in THL, the owner of this property, has been distributed to the Liquidating Trust.

Other Property

Up until November 2009 the registrant leased approximately 1,000 square feet of office space located at Suite 217, 323 East Matilija Street, Ojai, California.  The monthly payments were $1,713 and the facility served as the operating office for Unlimited Closeouts Inc.

Item 3.                                Legal Proceedings

Not applicable.

PART II

Item 5.                                Market for Common Equity and Related Stockholder Matters

During the twelve month period ending December 31, 2009, the registrant’s common stock traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “AAC”, and had traded on this exchange since June 29, 2000.  Prior to June 29, 2000 the registrant’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for its common stock for each quarter during the period from January 1, 2008 through December 31, 2009, as published by NYSE Amex, is set forth below.  The table gives effect to a 1-for-12 stock split that the registrant effected on January 15, 2009, but does not give effect to the 1-for-20 reverse stock split that was effected on February 5, 2010 in conjunction with the Acquisition.

Quarterly Common Stock Price Ranges

	2008
Quarter Ended	High	Low
March 31	$1.80	$1.56
June 30	$0.96	$0.96
September 30	$0.72	$0.48
December 31	$0.36	$0.24

	2009
Quarter Ended	High	Low
March 31	$0.45	$0.17
June 30	$0.81	$0.21
September 30	$0.94	$0.42
December 31, 2009	$0.79	$0.42

On the Change of Control Date of February 5, 2010, the registrant’s common stock was delisted from NYSE Amex, and assigned the symbol “SCOK”.   The registrant’s common stock began trading on the Nasdaq Capital Market under the symbol “SCOK” on February 17, 2010.

On February 5, 2010, the last sale price of the registrant’s common stock (under the trading symbol “AAC”) was $1.30.  On March 26, 2010, the last sale price of registrant’s common stock (under the trading symbol “SCOK” was $31.05.

There were 579 record holders of its common stock as of February 5, 2010.  As of March 26, 2010, there were approximately 728 record holders of its common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Other than the distribution of its pre-Acquisition assets of to the Liquidating Trust, and the assumption by the Liquidating Trust of its pre-Acquisition liabilities, the registrant have not paid dividends on its common stock since its inception.  The decision to pay dividends on common stock is within the discretion of the board of directors.  It is its current policy to retain any future earnings to finance the operations and growth of its business.

Recent Sales of Unregistered Securities

Not applicable.

Securities authorized for issuance under equity compensation plans

The registrant maintains the following equity compensation plans.  The discussions below give effect to the 1-for-12 reverse stock split the registrant effected on January 15, 2009 and the 1-for-20 reverse stock split the registrant effected on February 5, 2010.

2002 Stock Option Plan for Directors

In 2002, the Board of Directors adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as its directors.  On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding.  The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

2002 Consultant Stock Plan

In 2002 the Board of Directors adopted a 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the registrant the opportunity to participate in the registrant’s growth by paying for such services with equity awards.  The total number of shares of common stock subject to the Consultants Plan was increased from 27,084 to 133,334 as approved by the Board of Directors in 2003.  The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person or with a fully recourse promissory note, subject to applicable law.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

1999 Stock Option Plan

In 1999 the Board of Directors adopted a 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the registrant and to offer incentives to such persons to achieve the objectives of the registrant’s shareholders.  The total number of shares of common stock subject to the Option Plan is 45,417.  The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors, so long as any such Committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the registrant’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the registrant’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

The following table illustrates, as of December 31, 2009, information relating to all of its equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2

Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	0	N/A	0

Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	6,059(1)	$96.00	0

Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	0	N/A	0

(1) This number reflects the reverse stock splits that were effected in January 2009 and February 2010.

Repurchase of Common Stock

Not applicable.

Item 6.                                Selected Financial Data

As a smaller reporting company the registrant is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the registrant’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Acquisition of SinoCoking Coal and Coke Chemical Industries, Inc.

As noted in Item 1 above, on December 30, 2009, the registrant’s shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009 (the “Exchange Agreement”), with Top Favour Limited, a British Virgin Islands international business company (“Top Favour”), pursuant to which, on the terms and subject to the conditions set forth therein, the registrant (formerly named “Ableauctions.com, Inc.”) agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 3,117,952 shares of its common stock to the shareholders of Top Favour (the “Acquisition”).  The Acquisition was consummated at 5:00 p.m. Pacific time on February 5, 2010 (the “Closing Date”).

The Closing Date of the Acquisition is sometimes referred to in this report as the “Change of Control Date”.  On the Change of Control Date of February 5, 2010:

•	The registrant ceased operating its historical auctions and real estate-related businesses, described below;

•	The registrant changed its name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour, a coal and coke producer in Central China;

•	All of the registrant’s directors and officers prior to the Acquisition resigned, and successor officers and directors designated by Top Favour Limited were appointed to the board and management;

•
All of the pre-Acquisition assets of the registrant (e.g. relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”); these assets included the capital stock of the registrant’s pre-Acquisition subsidiaries;

•	The Liquidating Trust assumed all of the registrant’s pre-Acquisition liabilities;

•	Top Favour Limited and its controlled companies and subsidiaries became controlled companies and subsidiaries of the registrant;

•	The business, operations and assets of Top Favour Limited (e.g., production of coal and coke) became the sole business, operations and assets of the registrant.

Liquidation of Registrant’s Former Business

The operations of the registrant’s former pre-Acquisition subsidiaries, now held by the Liquidating Trust, are in the process of being wound down and will eventually be liquidated.  Any proceeds from the liquidation which remain after the payment of liabilities and expenses relating to the liquidation will be distributed by the Liquidating Trust to the shareholders of record immediately prior to the consummation of the Acquisition.

Overview

The information below relates to the registrant’s business as constituted and operated in the twelve month period ending December 31, 2009.  The following discussion describes the registrant’s business prior to the Change of Control Date and consummation of the Acquisition.  As noted above, the registrant ceased operating the former auctions and real estate-related businesses on February 5, 2010.  Unless otherwise indicated, or unless the context requires otherwise, the business, operations and financial results described and discussed in this report refer to the pre-Acquisition business, operations and financial results of the registrant, then known as Ableauctions.com, Inc.

Prior to the Acquisition, the registrant provided liquidation and merchandizing services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  For several years the registrant provided the online auction technology and point-of-sale services directly to its customers, but effective June 8, 2009, the registrant licensed its point-of-sale and online auction operations to third parties to provide these services.  The registrant also provided mortgages and loans to individuals and companies, and developed real estate.  The registrant classified its business interests into four reportable segments: the auction, liquidation and technology business, which consisted principally of liquidation and merchandizing services; loans, which consisted of mortgages and loans; real property and property development, which consisted principally of properties held for development; and a segment the registrant called “other” which encompassed its corporate activities such as investor and public relations and the management of cash and marketable securities held for investment.

The registrant’s plan when the registrant acquired Able Auctions (1991) Ltd. in August 1999 was to expand its operations by purchasing bricks and mortar auction businesses throughout North America and developing the technology to allow them to broadcast their call auctions over the internet.  However, after making several acquisitions the registrant decided to abandon this strategy, due to the high cost of maintaining the auction businesses.  Instead, the registrant turned its efforts to developing software that would allow the registrant to host auctions on-line.  During 2004 the registrant entered into an agreement with the National Auctioneers Association to host on-line auctions for its members and the registrant used its technology for those auctions.  In 2003, the registrant began a relationship with eBay.  Prior to December 31, 2008, its subsidiaries, iCollector.com Technologies Ltd. and iCollector International Ltd., used eBay’s Live Auction Platform to provide services to arts, collectible and antique auction houses to broadcast their auctions over the Internet.  The fees the registrant earned from these auction broadcasts were split equally with eBay. On December 31, 2008 eBay stopped providing its auction platform technology.  After that date, the registrant provided these auction broadcast services using its proprietary technology platform through its website.

In 2004 the registrant entered the business of liquidating excess inventory.  Depending on the service the registrant provided, the registrant would either purchase the inventory and re-sell it, or the registrant would act as a broker between the seller and a purchaser.

During 2004 the registrant also acquired Rapidfusion Technologies, Inc.  Rapidfusion Technologies, Inc. developed and sold point-of-sale software and services for retailers.

During 2005 the registrant merged two of its subsidiaries, iTrustee.com Technologies Ltd. and Able Auctions (1991) Ltd.  The new entity was named Stanford Development Corporation.  On September 7, 2006 Stanford Development Corporation changed its name to Axion Investment Corporation.  Axion Investment Corporation developed real estate and made short term loans.

The registrant intended to continue to expand its business by increasing the number of auctions the registrant held on-line, and by finding lucrative liquidation opportunities.  The registrant continually contacted auction houses, art galleries and dealers throughout the world in an effort to increase the number of auctions the registrant hosted.  Liquidation opportunities come through bankruptcies, credit foreclosures, and importers, manufacturers and other liquidators who needed to dispose of merchandise quickly.  However, its business was adversely affected by the recession in the United States, from which the registrant derived most of its auction and liquidation revenues.  The recession in the United States affected the capital available for purchasing goods that are not necessities.  The impact of this was evident in its liquidation operations, where revenues were 139% lower and in its live auction business, where revenues decreased by 81% during the fiscal year ended December 31, 2009.

One segment of its business invested in and developed real property.  The registrant developed one project and the registrant was preparing for the development of the second project when the registrant entered into the Acquisition.

Another segment of its business provided short term loans to various businesses and individuals in Canada.  The loans typically had terms of one year, earn interest at the rate of approximately 10% and are secured by real estate, general security agreements and personal guarantees, as appropriate.  At December 31, 2009, the registrant had outstanding approximately $2,688,011 in loans.

As discussed below, the registrant saw a reduction in its auction and liquidation revenues as a result of the recession in the U.S.

During the fiscal year ended December 31, 2009, the registrant had no off-balance sheet arrangements, special purpose entities or financing partnerships.

During the fiscal year ended December 31, 2009, the registrant had no commitments for capital expenditures.

On or around February 3, 2010 the registrant’s board of directors (as it was constituted prior to the Acquisition) received a letter from a shareholder written pursuant to Fla. Stat. § 607.07401 demanding that the board take legal action against the members of the board and certain parties related to its former Chief Executive Officer, Abdul Ladha, for breaching and/or aiding and abetting the breach of the fiduciary duties of loyalty and disclosure, relating to actions taken prior to the Change of Control Date and unrelated to the Acquisition transaction.  The Liquidating Trust agreed to fully indemnify the registrant post-Acquisition for any damages that the registrant would sustain if a shareholder derivative action is filed.  Even though the registrant does not expect to have any significant costs related to a legal action, if one is filed, the registrant’s involvement in a legal action such as described above may divert management’s attention from its day-to-day operations and disrupt its business.

Critical Accounting Policies and Estimates

The registrant has identified several accounting principles that the registrant believe are key to an understanding of its financial statements.  These important accounting policies require management’s most difficult, subjective judgments.

Foreign Currency Translation

The registrant had operations in both Canada and the U.S. with significant transactions in the currencies of both countries.  Consequently, the registrant was exposed to and experienced significant gains and losses in respect to foreign exchange.

In its financial statements for the fiscal year ended December 31, 2009, the registrant accounted for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The registrant used the current rate method as the functional currency during that period was the Canadian dollar. All assets and liabilities are translated at the current rates, while shareholder’s equity accounts are translated at the appropriate historical rate or rates.  Revenues and expenses are translated at the weighted-average rate for the year.  Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

Financial statements of the Canadian subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities.  The registrant’s investments in the structural capital of the Canadian subsidiaries have been recorded at the historical cost in U.S. dollars.  The resulting gains or losses are reported as a separate component of shareholders’ equity.  During the fiscal year ended December 31, 2009, the functional currency of the Canadian subsidiaries was the local currency, the Canadian dollar.

During the 2009 fiscal year, the registrant’s investment in loans generated approximately $259,418 in revenues.  As of December 31, 2009, approximately 16% of the value of the registrant’s assets were held in the form of loans and 39% of the value of its assets were held in the form of real estate.

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$7,046,501	43.3%
Other Assets	$97,630	.6%
Equipment (head office)	$67,409	.4%
Real Estate (development)	$3,069,600	18.9%
Real Estate (Joint Venture)	$1,416,204	8.7%
Real Estate (Surrey City Central Holdings Limited)	$1,881,804	11.6%
Loans	$2,688,011	16.5%
Total	$16,267,159	100%

Revenue Recognition

During the fiscal year ended December 31, 2009, a substantial portion of the registrant’s revenues were earned through non-traditional sources, particularly real property development.  The registrant’s policies with respect to the timing and amount of revenue recognition from its business activities are critical to an understanding of its financial statements.

Auction liquidation and technology business

The registrant’s net revenues resulted from fees and revenue associated with internet-based listing fees and auction activities.  Internet-related listing fees are derived principally from enabling independent auction houses to simultaneously broadcast their auctions over the Internet.  These fees are recognized upon successful completion of each individual auction when the final terms of sales and commissions have been determined.

The registrant generally earned revenues from its auction activities either through consignment sales, or through sales of inventory the registrant purchased.  For consignment sales, the registrant earned auction fees charged to consignees, and buyer’s premiums charged to purchasers, determined as a percentage of the sale price.  For inventory sales, the registrant earned a profit or incurred a loss on the sale, to the extent the purchase price exceeded or was less than the purchase price paid for such inventory.

For each type of auction revenue an invoice was rendered to the purchaser, and the registrant recognized revenue, at the date of the auction.  The auction purchase creates a legal obligation upon the purchaser to take possession of and pay for the merchandise.  This obligation generally provides the registrant with reasonable assurance of collection of the sale proceeds, from which its earnings are derived, including the fees from consignees and purchasers, as well as resale profits.

Mortgages and Loans

(a)	Mortgages are stated at cost which includes amounts advanced and applicable charges, less repayments.
(b)
Interest is accounted for on the accrual basis for amounts advanced unless a mortgage is identified as impaired.  For amounts committed but unadvanced, recognition of such fees as revenue would be deferred until the advance of the loan.

(c)	A mortgage is classified as impaired when, in the opinion of the registrant, there is reasonable doubt as to the ultimate collectibility of principal and interest.
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

Deposits received in respect to sales which do not meet the criteria for revenue recognition described above are accounted for by the registrant as deposits until the criteria are met.

Segmented information

Because the registrant facilitated auctions and liquidations over the internet, participants could come from anywhere in the world.  However, its business presence during the fiscal year ended December 31, 2009 was in both Canada and the U.S.

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the registrant makes required disclosures of information regarding its geographic segments.

Stock Based Compensation

On occasion the registrant would grant stock options.  Consequently, the accounting policies by which the registrant accounts for these options is critical to an understanding of its financial statements.

The registrant has chosen to account for stock based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of its stock at the date of the grant over the amount an employee is required to pay for the stock.

The registrant adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for stock options granted to employees and directors.  The registrant discloses, on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.  On October 1, 2006, the registrant adopted SFAS 123(R) which requires that employee stock option expense be recognized under the fair value method rather than the intrinsic value method.  The registrant has evaluated the impact of the adoption of SFAS 123(R) and based on contractual obligations, recurring customary grants such as those to the Board of Directors, and vested options in place, the registrant believe the impact will not be significant to its overall results of operations and financial position for the fiscal year ended December 31, 2009.

Income Taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.
For the fiscal year ended December 31, 2009, the registrant had net operating losses carried forward of approximately $9,173,960 which expire in years ranging from 2010 to 2029.  The registrant has provided a full valuation allowance of approximately $2,984,712 on the deferred tax asset because of the uncertainty of realizability.

Contractual Obligations

At December 31, 2009, the registrant was committed under the following contractual obligations:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years

Operating lease obligations	$35,5251	$35,525	-	-	-

These contractual obligations have been assumed by the Liquidating Trust to the extent that they were not terminated.

Results of Operations

Year ended December 31, 2009 compared to the Year ended December 31, 2008, factoring in discontinued operations.

Revenues.  During the year ended December 31, 2009, the registrant had revenues of $21,333,606 as compared to $2,806,136 during the year ended December 31, 2008, an increase of 660%.  The substantial increase in revenues was directly attributable to the sale of the condominiums included in its Gruv Development project, which accounted for $19,722,627, and $1,400,508 which was attributable to the registrant's auction and liquidation operations.

The decrease in revenue from its auction and liquidation services was the result of a decrease in demand of liquidation inventory from top retailers.

During the year ended December 31, 2009, the registrant had investment income of $259,418 compared to $207,781 for the year ended December 31, 2008.  The increase in investment income is a result of a slight increase in the registrant's mortgage portfolio which totalled $2,688,011 at December 31, 2009 compared to $2,294,745 at December 31, 2008.

Operating Expenses.  Operating expenses, which include but are not limited to employee salaries and benefits, management fees, rent, utilities, expenses for accounting and legal services and insurance, totalled $3,785,889, or 18% of net revenues, for the year ended December 31, 2009 as compared to $2,942,138, or 105% of net revenues, for the year ended December 31, 2008.  As a percentage of revenues, operating expenses decreased significantly due to the large proportionate increase in revenues that resulted from real estate operations 2009.

Gross Profit and Cost of Revenues.  Cost of revenues was $15,590,124 or 73% of  revenues for the year ended December 31, 2008, compared to $2,065,759 or 74% of  revenues during the same period in 2008.  Cost of sales for 2009 increased as a result of substantially higher revenues generated from the registrant's real estate operations.

Gross profit was $5,743,482 or 27% of total revenue for the year ended December 31, 2009, compared to gross profit of $740,377 or 26% of total revenue for the year ended December 31, 2008.

Net Income.  The registrant realized a net income of $2,881,992 or $8.49 per share for the year ended December 31, 2009 as compared to a net loss of $2,771,826 or $(10.11) per share for the year ended December 31, 2008.  The gain for the year ended December 31, 2009 is directly attributable to profits earned from its real estate operations.

Liquidity and Capital Resources

 As of February 5, 2010, the registrant's pre-Acquisition operations ceased and its assets were transferred to the Liquidating Trust, which also assumed its liabilities.

In 2008, the registrant had a deficiency in its working capital of $4,202,436.  In 2009, the registrant had a surplus in its working capital of $5,778,793.  The registrant had cash and cash equivalents of $5,954,677, accounts receivables of $663,530, employee receivable of $250,000, current portion of loans receivable of $171,582, inventory of $133,263 and prepaid expenses of $45,031 minus current liabilities of $1,439,290 at December 31, 2009.

Cash flow from operating activities was $3,276,354 during the year ended December 31, 2009 as compared to cash used in operating activities of $1,370,384 during the year ended December 31, 2008.  The change in operating cash flow between 2008 and 2009 was primarily due to completion of the Gruv Development and the cash generated from the sale of the condominium units.

Cash flow from investing activities during the fiscal year ended December 31, 2009 was $8,979,523.  Cash was generated from the sale of the registrant's property held for development and repayment of loans in its loan and mortgage portfolio.  Cash flow used in financing activities was $6,556,546, which primarily resulted from repayment of bank loans and repayment of advances received from a director.

As of December 31, 2009, the registrant's holdings included the following:

Type	Carrying Amount	% of Total Assets
Cash & Current Assets	$7,046,501	43.3%
Other Assets	$97,630	0.6%
Equipment	$67,409	0.4%
Real Estate (development)	$3,069,600	18.9%
Real Estate (Joint Venture)	$1,416,204	8.7%
Real Estate (Surrey City Central)	$1,881,804	11.6%
Loans	$2,688,011	16.5%
Total	$16,267,159	100%

As noted above, during the fiscal year ended December 31, 2009, the registrant received income of $259,418 from investments in loans.

As of December 31, 2009, the guarantees, commitments, lease and debt agreements or other agreements that could trigger an adverse change in the registrant's credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, were as follows:

a)	The registrant was committed to payments with respect to an agreement to lease office premises. Future minimum payments required under the lease are as follows:

2010	$35,525
$35,525

b)
The registrant was committed to additional commissions and bonuses to be paid in the amount of $255,049 ($268,058 CAD) upon the successful completion of the sale and transfer of the remaining nine residential and five commercial strata lots related to the Gruv Development.

c)
The registrant had unconditionally guaranteed the interest and repayment of a demand loan to Envision Credit Union (“ECU”) related to Township Holdings Ltd.  The guarantee continues until the loan, including accrued interest and fees, has been paid in full, with the final loan amount due upon demand.  The registrant estimated a value of $40,535 for this guarantee, and the registrant has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at December 31, 2009.

As noted above, all of these commitments have been assumed by the Liquidating Trust.

During the fiscal year ended December 31, 2009, the registrant did not have off-balance sheet arrangements.

Information Regarding its Operations Subsequent to the Fiscal Year End through the Closing Date.

The registrant’s auction, liquidation and real estate operations continued after December 31, 2009 through February 5, 2010, the Closing Date of the Acquisition.  During that period, the registrant earned revenues of $41,847, had operating expenses of $1,333,891 and had a gross profit of $10,990.  Cost of revenues for this period totaled $30,857.   The registrant’s net loss through the Closing Date of the Acquisition was $1,303,246.  On the Closing Date, its auction, liquidation and real estate operations were discontinued.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company the registrant is not required to provide this information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SINCOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.:

We have audited the consolidated balance sheets of SinoCoking Coal & Coke Chemical Industries, Inc. (formerly Ableauctions.com) (the “Company”) as of December 31, 2009 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Ableauctions.com, Inc. as of December 31, 2008, were audited by other auditors whose report dated February 26, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

MEYERS NORRIS PENNY LLP
Vancouver, Canada
March 25, 2010

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
Chartered Accountants
Burnaby, Canada
February 26, 2009

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby & Company is a member of HLB International. A world-wide organization of accounting firms and business advisors

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars, unless otherwise stated)

	DECEMBER 31
	2009	2008
ASSETS
Current
Cash and cash equivalents	$5,954,677	$223,592
Accounts receivable – trade, net of allowance	663,530	545,740
Employee receivable (Note 15)	250,000	248,072
Mortgages and loans receivable (Note 4)	171,582	2,294,745
Inventory	133,263	666,138
Prepaid expenses	45,031	63,841
	7,218,083	4,042,128

Deposits Mortgages and loans receivable (Note 4)	2,516,429	320,558
Property and equipment (Note 5)	67,409	2,312,187
Property held for sale (Note 6)	3,069,600	8,520,055
Investment in joint venture (Note 7)	1,416,204	1,223,728
Investment in Surrey City Central (Note 8)	1,881,804	1,671,638

	$16,267,159	$18,090,294
LIABILITIES
Current
Accounts payable and accrued liabilities	$1,236,033	$519,043
Due to related parties (Note 15)	192,951	1,363,765
Bank loan (Note 9)	10,306	6,367,756
	1,439,290	8,250,564
STOCKHOLDERS’ EQUITY

Capital Stock (Note 16)
Authorized:
100,000,000 common shares with a par value of $0.001 each
Issued and outstanding:
405,694 common shares at December 31, 2009
295,348 common shares at December 31, 2008	406	295
Additional paid-in capital	38,899,022	37,908,833
Deficit	(25,270,689)	(28,152,681)
Accumulated Other Comprehensive Income	1,199,130	83,283
	14,827,869	9,839,730

	$16,267,159	$18,090,294
Contingent Liabilities (Note 20)
Commitments (Note 21)

The accompanying notes are an integral part of these consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars, unless otherwise stated)

	YEAR ENDED DECEMBER 31
	2009	2008

Revenues
Sales and Commissions	$21,333,606	$2,806,136
Cost of Sales	15,590,124	2,065,759
Gross Profit	5,743,482	740,377

Investment Income (Note 11)	259,418	207,781

	6,002,900	948,158
Operating Expenses
Accounting and legal	348,501	266,878
Advertising and promotion	18,359	29,181
Automobile and travel	80,911	110,094
Bad debts	226,711	86,143
Commission	396,949	195,049
Depreciation	82,223	135,664
Insurance	26,115	28,250
Interest and penalties	342,400	206,244
Investor relations and shareholder information	114,510	149,821
Management fees, salaries and benefits (Note 15)	1,820,736	1,364,465
Office and administration	120,098	102,787
Rent, utilities and maintenance	138,510	148,209
Telephone and internet	69,866	119,353
	3,785,889	2,942,138
Income (Loss) from Operations	2,217,011	(1,993,980)

Other Items
Foreign exchange loss	(118,991)	(96,411)
Share of loss of joint venture (Note 7)	(6,194)	(21,356)
Gain on sale of asset (Note 5)	790,166	-
Impairment of intangible assets (Note 5)	-	(321,612)
Impairment of property and equipment (Note 5)	-	(273,432)
Loss on settlement of legal claim (Note 10)	-	(65,035)
	664,981	(777,846)

Net Income (Loss)	$2,881,992	$(2,771,826)

Basic Earnings (Loss) per Share	$8.49	$(10.11)
Diluted Earnings (Loss) per Share	$6.66	$(10.11)
Weighted Average Number of Shares Outstanding:
Basic	339,561	274,172
Diluted	433,007	274,172

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars, unless otherwise stated)

	YEAR ENDED DECEMBER 31

	2009	2008

Net Income (Loss)	$2,881,992	$(2,771,826)

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	1,115,847	(2,032,457)

Consolidated Comprehensive Income (Loss)	$3,997,839	$(4,804,283)

The accompanying notes are an integral part of these consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars, unless otherwise stated)
	YEAR ENDED DECEMBER 31
	2009	2008
Cash Flows from Operating Activities
Net Income (loss) from operations	$2,881,992	$(2,771,826)
Non-cash items included in net loss:
Depreciation	83,223	135,664
Bad debts	-	86,741
Stock-based compensation	-	20,625
Impairment of inventory	350,000	553,731
Gain on sale of asset	(786,655)
Impairment of intangible assets	-	321,612
Impairment of property and equipment	-	273,432
Share of net loss of joint venture	6,194	21,356

Changes in operating working capital items:
(Increase) Decrease in accounts receivable	(39,936)	255,718
(Increase) Decrease in inventory	182,875	(408,606)
(Increase) Decrease in prepaid expenses	20,194	(26,332)
(Increase) Decrease in employee receivable	(1,928)	50,392
Increase (Decrease) in accounts payable and accrued liabilities	567,836	125,559
Increase (Decrease) in deferred revenue	-	(8,450)
Net cash from (used in) operating activities	3,262,795	(1,370,384)
Cash Flows from Investing Activities
Proceeds on sale (Purchase) of property and equipment	2,980,873	(21,014)
Sale (Purchase) of property held for sale	6,027,682	(6,206,805)
Loan repayments	(2,482,756)	(2,173,130)
Loan advances	2,445,982	394,596
Investment in Surrey City Central	(210,166)	(1,671,638)
Investment in joint venture	(4,847)	(17,806)
Other receivables	-	215,067
Deposits	236,314	-
Net cash from (used in) Investing Activities	8,993,082	(9,480,730)
Cash Flows from Financing Activities
Proceeds from (Repayment of) bank loan	(6,357,450)	7,606,086
Advances from (Repayment to) Director	(149,122)	1,747,765
Capital stock issued for cash, net of share issuance costs	-	601,385
Purchase of treasury stock	(49,974)	(374,304)
Net cash from (used in) financing activities	(6,556,546)	9,580,932

Increase (decrease) in Cash and Cash Equivalents for the Year	5,699,331	(1,270,182)
Cash and Cash Equivalents, Beginning Of Year	223,592	1,594,657
Effect of Exchange Rates on Cash	31,754	(100,883)

Cash and Cash Equivalents, End of Year	$5,954,677	$223,592
Supplemental Disclosures With Respect To Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars, unless otherwise stated)

DECEMBER 31, 2009 AND 2008

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK, AT COST	DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

Balance, December 31, 2007	270,283	$272	$37,946,712	$2,115,740	$(669,562)	$(25,380,855)	$14,012,307

Issuance of capital stock	50,030	50	985,335				985,385
Fractional share adjustment Repurchase of treasury stock					(374,304)		(374,304)
Cancellation of treasury stock	(26,965)	(27)	(1,043,839)		1,043,866		-
Stock-based compensation			20,625				20,625
Translation adjustment				(2,032,457)			(2,032,457)
Income (loss) for the year						(2,771,826)	(2,771,826)

Balance, December 31, 2008	295,348	$295	$37,908,833	$83,283	$-	$(28,152,681)	$9,839,730
Conversion of promissory note	120,402	120	1,040,154				1,040,274

Repurchase of treasury stock	(10,056)	(10)	(49,964)				(49,974)

Translation adjustment				1,115,847			1,115,847
Income for the year						2,881,992	2,881,992

Balance, December 31, 2009	405,694	$406	$38,899,022	$1,199,130	$-	$(25,270,689)	$14,827,869

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	BUSINESS AND BASIS OF ORGANIZATION

Transaction with Top Favour Limited and the Shareholders of Top Favour Limited

On December 30, 2009, the shareholders of Ableauctions.com, Inc. approved a plan and agreement of share exchange, dated July 17, 2009, with Top Favour Limited, a British Virgin Islands international company (“Top Favour”), pursuant to which the Company acquired all of the outstanding capital stock of Top Favour in exchange for the issuance of 3,117,952 shares of the Company’s common stock to the shareholders of Top Favour.  On the closing date of February 5, 2010, Ableauctions.com Inc. ceased its historical business, which is described below, changed its name to SinoCoking Coal and Coke Chemical Industries, Inc. (“Sinocoking”), and commenced the selling of coal, and the producing and selling of coke, a by-product of coal.  The Company’s operations are now based in China.

In conjunction with the plan and agreement, all of the assets and liabilities of Ableacutions.com, Inc’s. former business have been transferred to a liquidating trust, including the capital stock of its subsidiaries.  The operations of the subsidiaries are in the process of being wound down and will eventually be liquidated.  Any proceeds from liquidation which remain after the payment of liabilities and expenses relating to the liquidation will be distributed to the shareholders of record immediately prior to the acquisition.

The following describes Ableauctions.com, Inc.’s business activities prior to the acquisition.  As noted above, these operations ceased on February 5, 2010.

Ableauctions.com, Inc. (the “Company”) was organized on September 30, 1996, under the laws of the State of Florida, as J.B. Financial Services, Inc.  On July 19, 1999, the Company changed its name to Ableauctions.com, Inc.  The Company provided liquidation and merchandising services along with auction and point-of-sale technology to businesses to assist them with managing the sale of their products.  In the past the Company provided the online auction technology and point-of-sale services directly to its customers.  Effective June 8, 2009, the Company began licensing its point-of-sale and online auction operations to third parties in providing these services.

The Company also provided mortgages and loans to individuals and companies, and developed real estate property. The Company classified its business interests into four reportable segments: Auction, Liquidation & Technology Business, consisting principally of liquidation and merchandizing services; Mortgages and Loans, consisting of mortgages, loans and other investments; Real Property & Property Development, consisting principally of properties held for development; and a segment referred to as Other, which includes the remaining operations.

Financial information for Ableauctions.com’s various reportable segments is presented in Note 22.

The Company's operating subsidiaries are Unlimited Closeouts, Inc., a U.S. based liquidation business; Icollector.Com Technologies Ltd., a Canadian based Internet auction facility; Rapidfusion Technologies Inc., a Canadian based Internet auction business; Axion Investment Corp., a Canadian based investment business; and AAC Holdings Ltd., a Canadian-based holding company (incorporated on April 24, 2007.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.           BUSINESS AND BASIS OF ORGANIZATION (Continued)

Effective October 16, 2009, five of the Company’s subsidiaries (AAC Holdings Ltd., Jarvis Industries Ltd., Gruv Development Corporation, 1963 Lougheed Holdings Ltd., and 0716590 B.C. Ltd.) were amalgamated, retaining the name of AAC Holdings Ltd.

2.	CHANGES TO SIGNIFICANT ACCOUNTING POLICIES

a)      Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), Business Combinations (ASC 805). ASC 805 is effective for fiscal periods beginning after December 15, 2008.  Effective January 1, 2009, the Company adopted these revised standards for business combinations, which generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. These new standards are applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company did not complete any business combinations in the period ended December 31, 2009.

b)      Codification Standards

In June 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). Effective September 15, 2009, the Company adopted the codification standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The impact of the financial statements is limited to disclosures.

c)      ASC 470-20 Convertible debt instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133.   Effective June 30, 2009, the

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

2.	CHANGES TO SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company acquired new standards for the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, another-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of these new standards did not have a significant impact on the consolidated financial statements.

d)      ASC 820-10-65, ASC 820-10 Subsequent Events

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards for accounting for, and disclosures of, events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 on July 1, 2009. Adoption of this standard did not have an impact on the Company's results of operations, financial position, or cash flows.

e)      ASC 815 Derivative Instruments and Hedging Activities

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities (ASC 815). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008.

The Company has adopted ASC 815 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)      Principles of Consolidation

These consolidated financial statements include the accounts of Ableauctions.com, Inc. and its wholly-owned subsidiaries (note 1), from the dates of acquisition.  Any significant inter-company balances and transactions have been eliminated.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)      Foreign Currency Translation

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with FASB ASC 830“Foreign Currency Translation” (“ASC 830). The Company uses the current rate method. All assets and liabilities are translated at the current rates, while stockholder’s equity accounts are translated at the appropriate historical rate or rates. Gains and losses from restatement of foreign assets and liabilities are included in comprehensive income.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

Financial statements of the Company's Canadian subsidiaries (see Note 1) are translated into United States dollars using the exchange rate at the balance sheet date for assets and liabilities.  The Company's investments in the structural capital of the Canadian subsidiaries have been recorded at the historical cost in United States dollars.  The resulting gains or losses are reported as a separate component of stockholders' equity. The functional currency of the Canadian subsidiaries is the local currency, the Canadian dollar.

c)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant estimates made by management include impairment of inventory, provision for amortization, and deferred tax provisions.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2009	2008
Balance, beginning of period	$-	$(57,680)
Bad debts written off during the year	226,711	143,823
Charge to costs and expenses	(226,711)	(86,143)
Balance, end of period	-	-

f)   Comprehensive Income

FASB ASC 220“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of December 31, 2009 and 2008, the Company’s only component of comprehensive income is foreign currency translation adjustments.

g)   Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following methods and significant assumptions to estimate fair values:

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: The Company does not record loans at their fair value on a recurring basis. However, the Company evaluates certain loans for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Once a loan has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less cost to sell.  If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is recognized. At December 31, 2009 and 2008, the Company has determined that there has been no impairment of its loans.

Fair Value of Financial Instruments:

ASC 820, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of the estimated fair value of financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments as defined in ASC 820 Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

On January 1, 2008, the Company adopted FASB ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10”). ASC 825-10 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings.  The adoption of ASC 825-10 has no impact on the financial statements as management did not elect to fair value option for any other financial instruments or other assets and liabilities.

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

The fair value of cash and cash equivalents, accounts receivable, employee receivable, deposits, accounts payable, due to director and bank loan for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

h)      Inventory

Inventory consists of completed products. Inventory is stated at the lower of cost and estimated net realizable value using the average cost method.  The Company incurred an inventory write down of $350,000 for the year ended December 31, 2009 (2008: $553,731).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

l)      Warranty

The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment.  The Company also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home sale is completed and title and possession have been transferred to the buyer.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)      Revenue Recognition

Auction/ liquidation and technology business

The Company's net revenues result from fees and revenue associated with internet based listing fees and auction activities.  Internet based listing fees are derived principally from enabling independent auction houses to simultaneously broadcast their auctions over the Internet. These fees are recognized upon successful completion of each individual auction when the final terms of sales and commissions have been determined.

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

Interest is accounted for on the accrual basis unless a mortgage is identified as impaired.  For amounts committed but unadvanced, recognition of such fees as revenue would be deferred until the advance of the loan.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

For condominium development projects, profit on the sale of a property is recognized on the percentage-of-completion method in respect to individual units sold on a pre-sale basis, when all the following criteria are met:

(i)	Construction is beyond a preliminary stage.
(ii)	The buyer may only receive a refund in the circumstances of non-delivery of the unit.
(iii)	Sufficient units have already been sold to assure that the entire property will not revert to rental property
(iv)
Sales prices are collectible.  Pursuant to EITF 06-8, the collectibility of the sales price is assessed by the Company primarily based on the adequacy of the buyer’s continuing investment in the form of non-refundable deposits, and the age and location of the property.    The credit standing of the buyer is taken into account if known.

(v)	Aggregate sales proceeds and costs can be reasonably estimated.

Deposits received in respect to sales which do not meet the criteria for revenue recognition described above are accounted for as deposits until the criteria are met.

n)      Acquisitions and Goodwill

All business acquisitions have been accounted for under the purchase method and, accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the consolidated balance sheet.  All goodwill arising from acquisitions of businesses has been written off in previous periods.

o)      Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs".  As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

p)      Basic and Diluted Earnings Per Share

The Company computes earnings (loss) per share in accordance with FASB ASC 260, “Earnings per Share.  Under ACS 260, basic and diluted earnings per share are to be presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  The basic and diluted EPS has been retroactively restated to take into effect the 1 for 20 stock split that occurred on February 5, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

q)      Income Taxes

Income taxes are provided in accordance with FASB ASC 740 "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Effective January 1, 2006, the nature and extent of the Company's operations are such that it operates in four reportable segments, as an auction house and liquidator, a property developer and an investment company.  Information regarding the Company's geographic segments is set forth in Note 22.

s)      Stock-Based Compensation

Stock-based compensation costs are recognized in earnings using the fair value based method for all awards granted.  The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest.

t)      Direct costs

Direct costs incurred in connection with the issuance of debt measured under the fair value option and revolving credit facilities are expensed as incurred.  Direct costs incurred in connection with the issuance of debt not measured under the fair value option are presented as a deferred charge on the balance sheet and are amortized over the term of the debt.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

4.	MORTGAGES AND LOANS RECEIVABLE
	December 31, 2009	December 31, 2008
i) Loan advanced originally in the amount of $115,000 CAD and increased to $125,000 CAD, bears interest at 10.9% per annum (receivable at $1,064 ($1,135 CAD) per month), with the principal due for repayment on January 31, 2009, and secured by a mortgage on the property of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on May 15, 2009.	-	102,627
ii) Loan advanced in the amount of $230,000 CAD, bears interest at 10% per annum (receivable at $1,797 ($1,917 CAD) per month), with the principal due for repayment on April 4, 2007. The loan was subsequently renewed under the same terms and is due for repayment on February 9, 2010. The loan is secured by a mortgage on the property of the borrower and a General Security Agreement. The loan was repaid on July 17, 2009.	-	188,834
iii) Loan advanced to an employee in the amount of $55,000 CAD, bears interest at 10% per annum (receivable at $429 ($458 CAD) per month), with the principal due for repayment on February 9, 2009, and secured by a mortgage on the property of the borrower and a personal guarantee of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on August 24, 2009.	-	45,156
iv) Loan advanced in the amount of $140,000 CAD, bears interest at 15% per annum (receivable at $1,640 ($1,750 CAD) per month), with the principal due for repayment on March 31, 2008, and secured by a mortgage on the property of the borrower. The borrower defaulted on the payment obligation and foreclosure proceedings were initiated. The loan was repaid on November 18, 2009.	-	114,943
v) Loan advanced on August 7, 2007 in the amount of $45,000 CAD, bears interest at 9.75% per annum (receivable at $312 ($333 CAD) per month), with the principal due for repayment on August 8, 2008, and secured by a mortgage on the property of the borrower and personal guarantees. The borrower defaulted on the payment obligation and foreclosure proceedings were initiated. The loan was written off as of December 31, 2009.	-	36,946

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

4.	MORTGAGES AND LOANS RECEIVABLE (Continued)

vi) Loan advanced in the amount of $450,000 CAD, bears interest at 9.5% per annum (receivable at $3,685 ($3,932 CAD) per month), with the principal due for repayment on January 27, 2009, and secured by a mortgage on the property of the borrower. The loan was extended month-to-month pending renewal. The loan was repaid on July 16, 2009.	-	369,458
vii) Loan advanced in the amount of $1,750,000 CAD, bears interest at 12% per annum (receivable at $16,400 ($17,500 CAD) per month), with the principal due for repayment on July 17, 2009, and secured by a mortgage on the property of the borrower. The loan was repaid on October 1, 2009.	-	1,436,781
viii) Loan advanced in the amount of $100,000 pursuant to the Bridge Investment Agreement entered into with certain investors as of March 5, 2009, to provide bridge financing in connection with the acquisition described in Note 23. The loan is repayable upon closing of the acquisition transaction. The loan was repaid on March 16, 2010.	100,000
ix) Loan advanced in the amount of $2,720,000 CAD, bears interest at 6.5% per annum (receivable at $17,644 ($20,141 CAD) per month), with the principal due for repayment on November 2, 2016, and secured by a mortgage on the property of the borrower.	2,588,011	-
	$2,688,011	$2,294,745

	December 31, 2009	December 31, 2008
Total mortgages and loans receivable	$2,688,011	$2,294,745
Less: current portion	171,582	$2,2,294,745
Long-term portion	$2,516,429	$-

5.	PROPERTY AND EQUIPMENT
		2009
		ACCUMULATED		NET BOOK
	COST	DEPRECIATION	IMPAIRMENT	VALUE

	115,567	82,693
Furniture and fixtures	108,716	74,181		32,874
Computer equipment				34,535
	$224,283	156,874

5.	PROPERTY AND EQUIPMENT (Continued)

On March 13, 2009 our wholly-owned subsidiary, 0716590 BC Ltd., entered into a Contract of Purchase and Sale (the “Agreement”) for sale of the real property located at 1963 Lougheed Highway, Coquitlam, British Columbia.  The property consists of approximately 19,646 square feet of commercial space and approximately 2,300 square feet of residential space and is located on approximately eight-tenths of an acre.  The purchaser is Business World Development Inc., a party unrelated to the company or any of our officers or directors (the “Purchaser”). The Purchaser agreed to pay a purchase price of CDN$3,400,000 for the property and the gain on the sale of land and building was USD $790,166.On April 6, 2009, the Agreement was amended to provide that the Company would provide financing to the Purchaser.  The Company have agreed to finance 80% of the purchase price.  The loan will have a term of 7 years and will bear simple interest at 6.5% per annum.  The payments will be amortized over 20 years.  The loan will be secured by a mortgage, including an assignment of rents, recorded against the property.  The sale was completed on November 2, 2009.

		2008 ACCUMULATED		2008 NET BOOK
	COST	DEPRECIATION	IMPAIRMENT	VALUE

Land	1,380,788	-		1,380,788
Building	936,975	124,288		812,687
Leasehold improvements	107,175	80,746		26,429
Furniture and fixtures	124,502	79,618		44,884
Server equipment	1,162,532	930,021	232,511	-
Computer equipment	104,670	59,687		44,983
Computer software	189,865	155,313	34,552	-
Vehicles	22,163	13,378	6,369	2,416

	$4,028,670	1,443,051	273,432	$2,312,187

At December 31, 2008, the Company determined a net recoverable amount of $nil for the server equipment and computer software, and a lower net recoverable amount for vehicles, thus the carrying cost of these assets was written off or down, and an impairment loss of $273,432 and an impairment of intangible assets of $321,612 was charged to operations for the 2008 year.

6.   6.  PROPERTY HELD FOR SALE

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6.   6.       PROPERTY HELD FOR SALE (Continued)

The Company’s subsidiary Axion Investment Corp, developed this property which consists of approximately 1.46 acres zoned for mixed commercial and residential use.  Axion developed the Property through the Company’s wholly owned subsidiary, Gruv Development Corporation, by improving it with a retail facility of approximately 4,326 square feet and with a residential complex of approximately 91,132 square feet which consists of 111 condominiums (the “Development” also “Phase I of the Gruv Development”).

On March 16, 2007, the Company filed a disclosure statement with the Superintendent of Real Estate under the Real Estate Development Marketing Act of British Columbia to pre-sell the units.  The Company engaged the services of Platinum Project Marketing Group and Macdonald Realty Ltd. (the “Agent”) to market the strata lots and, by May 9, 2007, the Company had entered into agreements to pre-sell 100% of the condominiums prior to construction and collected approximately $1.92 million ($2.34 million CAD) in deposits that were held in trust with the Agent.  The Company paid $341,446 ($366,749 CAD) to Macdonald Realty for its services at the time and budgeted an additional $600,082 ($689,750 CAD) to be paid to Macdonald Realty for the balance of commissions and bonuses due upon the successful completion of the sales and the final transfer of property title.

On April 28, 2008, construction of Phase I commenced and on September 30, 2009 the construction of Phase I was substantially complete and a conditional occupancy permit was received from the City of Surrey. On November 6, 2009, the final occupancy permit was received and as of December 31, 2009, the sales of 101 of the 111 purchase contracts were completed. As at December 31, 2009 funds totalling $21,554,878 CDN were received and a $14.28 million ($16.42 million CAD) credit facility provided by the Royal Bank of Canada was fully repaid. In addition to the funds already received, approximately $3.1 million CAD in additional funds are expected from the sale of the remaining 9 residential units and the 5 commercial units still available.  All of these units are currently being held for sale.

At December 31, 2009, based on a percentage of completion bases, the Company recognized revenues of approximately $23,036,929 CAD from the total expected revenue of $26,767,466 CAD for the Gruv Development project. The Company realized development costs of approximately $21,167,255 CAD against this revenue leaving a balance of $3,199,393 CAD ($3,069,600 USD) outstanding in property held for sale at December 31, 2009.

7.   INVESTMENT IN JOINT VENTURE

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

7.   INVESTMENT IN JOINT VENTURE (Continued)

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

If Axion does not exercise its right to purchase the stock owned by the responsible parties, then the responsible parties agree that they shall indemnify and hold the president, Axion and THL harmless from and against any amounts that they or any of them may pay in order to bring the Loan into good standing or to prevent ECU from foreclosing on its security,

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

7.   INVESTMENT IN JOINT VENTURE (Continued)

including, without limiting the generality of the foregoing, any payments of principal, interest, and legal fees made by Axion, the president or THL.

d)      The Company has originally estimated a value of $40,535 for the above guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in accounts payable and accrued liabilities at December 31, 2009.  The Company decided to leave the guarantee at its original amount until expiration of the guarantee in the year 2012, as the change in value is not significant.  The maximum potential amount of future payments under this guarantee as of December 31, 2009 is $257,547.

e)      The Company considered the limited exception contained in FIN 46R exempting from consideration as a Variable Interest Entity a joint venture that is a business, under certain conditions.  In the Company’s view, this joint venture meets these conditions.

f)   As at December 31, 2009, the Company’s share of its investment in joint venture was $1,416,204 (2008: $1,223,728) and share of net loss was $6,194 (2008: $21,356).

Summarized financial statements for the joint venture investment:

	2009	2008
Balance Sheet
Assets	$3,292,033	$2,850,416
Liabilities	-	-
Equity	3,292,033	2,850,416

Statement of Operations
Revenue	$-	5,937
Expenses	18,581	70,005
Net Loss	(18,581)	(64,068)

8.    INVESTMENT IN SURREY CITY CENTRAL

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

On October 6, 2008 Surrey was the owner of 4 vacant lots (collectively referred to as the “Property”) adjacent to the Gruv Development on 9655 King George Highway, Surrey, British Columbia. Surrey intends to explore the potential of developing the Property by improving it with a residential complex of at least 4-stories which will consist of at least 76 condominiums.  The Company’s board of directors believes that this development has significant potential and determined to acquire a 50% interest in Surrey. On the date of the

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.    INVESTMENT IN SURREY CITY CENTRAL (Continued)

Development Agreement, Surrey had no assets other than the Property and no liabilities.  Surrey had 299 shares of common stock issued and outstanding, all of which were owned by Bullion.  The Company agreed to purchase 149.5 of these shares from Bullion and agreed to pay $1,347,440 for these shares.  The purchase price was based on appraisals provided to the Company by independent appraisers and a fairness opinion. The purchase price was subject to an upward adjustment in the event that Surrey decides to develop the Property with a 6-storey complex rather than a 4-storey complex.  The purchase price could also be increased to reflect the increase in value that would accrue to the Property if Surrey were able to acquire a lot adjacent to the Property commonly known as 13509 96th Avenue, which was owned by an unrelated third party.  On October 20, 2008, Surrey entered into an agreement to purchase the lot for approximately $700,000 and the acquisition was completed on December 15, 2008.  The Development Agreement, as amended, required that the increase in value be determined by at least 2 appraisers independent from the parties and each other.  If the appraisers were not able to agree on the increase in value, then the increase in value was to be equal to the average of the appraisers’ findings of increased value.  The average of the appraisers’ findings of increased value totaled $351,990.

Under the terms of the agreement the Company agreed to pay $673,720 of the purchase price in cash and the remainder of the purchase price with a promissory note.  The promissory note accrued simple interest at the rate of prime plus 2% per annum.  On October 22, 2008, the promissory note was amended to include a provision that allowed Bullion to convert up to $1 million of the principal amount and the interest accrued thereon into shares of the Company’s common stock.  The number of shares of common stock issued to Bullion upon conversion of the principal and accrued interest was computed at 20% above the last sale price of one share of the Company’s common stock on the date on which the Development Agreement was executed.  The last sale price of the common stock on October 6, 2008 was $0.36 therefore the number of shares of common stock was computed using a price of $0.432 per share.  The total number of shares that could be issued if Bullion converted up to $1 million of principal and interest accrued thereon would total 2,465,277 shares.  On April 30, 2009 Bullion assigned the promissory note to Abdul Ladha and his spouse, Hanifa Ladha.

On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received 1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.  As of December 31, 2009 the promissory note had been paid in full.

The Development Agreement also anticipated that Mr. Ladha and Overture Development Corporation would provide services to Surrey in developing the Property in consideration for 12.5% of the net profit (the “Developer’s Fee”).

The term “net profit” means the revenue received from the sale of the residential units after deducting expenses. These services included managing the build-out; working with government agencies to obtain approval of the development and obtaining the plans, permits and approvals required to complete the build-out; providing contractor’s services, including liaising with various trades to coordinate construction of the build-out and supervising and directing construction of the build-out; preparing and implementing a

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.    INVESTMENT IN SURREY CITY CENTRAL (Continued)

marketing plan; providing the construction bonds; and obtaining financing and home warranty coverage for the development.  Thus far, Mr. Ladha and Overture Development Corporation received $892,500 in payment of these fees and it is anticipated that they will earn approximately $200,000 on the sale of the 9 residential and 5 commercial strata lots that are still unsold.  As at December 31, 2009, the Company’s investment in Surrey City Central was $1,881,804 (2008: $1,671,638).

9.   BANK LOAN

On October 11, 2006, the Company arranged for a credit facility in the amount of $1,879,346 ($2,000,000 CAN) (the “Credit Facility”) from the Royal Bank of Canada (the “Bank”).  The Credit Facility bore interest at the prime rate as announced by the Bank, plus 0.50% per year.  Blended payments of interest and principal in the amount of $14,914 CAN are due each month.  Principal is due to be paid in full on the last day of a two to five year term chosen by the Company on the date of a draw down.  Repayment of the Credit Facility is secured by a mortgage, which includes an assignment of rents, against the property where the Company’s head office is located and a guarantee and postponement of claim signed by the Company in favour of the Bank. As of December 31, 2009, the amount of the loan was repaid in full (2008: $6,367,756).

See Note 6 regarding an additional credit facility used to fund the property held for development.  As of December 31, 2009, the amount of the credit facility was repaid in full.

The Company has an unsecured credit facility in the amount of $35,000 from Bank of America, which bears an interest rate of 9.24% per annum payable monthly.  The amount of the credit facility that remains outstanding as at December 31, 2009 is $10,306 (2008: nil).

10.       SETTLEMENT OF LEGAL CLAIM

On April 2, 2008, a former employee and agent, Mr. Steve Gold and Gold Network, Inc. (collectively, the “Plaintiffs”), filed a legal action against the Company for breach of contract relating to commissions they alleged were not paid to them.  The action was filed in the Superior Court of Ventura County, California.  On May 2, 2008 the Company reached an agreement with the Plaintiffs regarding the dispute and paid the sum of $65,035 to the Plaintiffs in exchange for a release of their claims.   The Company has recorded the full amount as “settlement of legal claim” in the Statement of Operations for the year ended December 31, 2008.

11.	INVESTMENT INCOME

All investment income earned for the 2009 and 2008 years relates to loan interest.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

12.         SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2009	2008
Cash paid for arrangement of construction financing	-	10,000
Cash paid for interest	$342,400	$116,244

During the year ended December 31, 2009, the Company incurred the following non-cash transactions:

a)
On July 29, 2009, Mr. and Mrs. Ladha each converted his or her interest in the promissory note described in Note 8 into 1,204,021 shares of the Company’s common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,137 in accrued interest.

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

13.	INCOME TAXES

At December 31, 2009, the Company has net operating losses carried forward of approximately $9,173,960 which expire in years ranging from 2010 to 2029.  The Company has provided a full valuation allowance of $2,984,712 on the deferred tax asset because of the uncertainty of realizability.

A reconciliation of the Company’s effective income tax rate to the approximate combined federal, provincial and state statutory income tax rates of 34% [2008– 34%] is as follows:

	2009		2008
	$		$
Income tax recovery computed at statutory rates		987,877		(942,422)
Effect of reduction in tax rates		122,263		88,940
Benefit for previous recognized tax losses		(1,646,729)		-
Non capital losses expiring in the year		252,361		65,282
Non-deductible expenses		(2,769)		7,013
Tax benefit from share issuance costs not recognized		-		(15,849)
Other		177,592		-
Increase (decrease) in valuation allowance		325,536		797,036
Income tax (recovery) expense		-		-

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

13.	INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets are as follows:

	2009		2008
	$		$
Operating losses carried forward		2,718,487		2,442,932
Tax value of share issuance costs in excess of book value		9,510		12,680
Tax value of property and equipment in excess of book value		38,878		217,153
Tax value of intangible assets in excess of book value		98,839		98,837
Tax value of inventory in excess of book value		119,000		-
Total deferred tax assets		2,984,712		2,771,602
Less: Valuation allowance		(2,984,712)		(2,771,602)
Net deferred tax assets (liabilities)		-		-

Of the net operating tax losses carried forward, approximately $4,451,774 is available for Canadian tax purposes.

Accounting for uncertainty for Income Tax

 Effective January 1, 2009, we adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. To date, the Internal Revenue Service (“IRS”) has not performed an examination of our U.S. income tax returns for 2006 through 2008.

We do not have any unrecognized tax benefits or loss contingencies

14.   CONCENTRATION OF RISK

Following is a description of certain areas of concentration of risk to which management considers the Company vulnerable to near-term severe impact.  This is not a complete analysis of risks faced by the Company, which are listed in other regulatory filings of the Company.

Credit and Economic Dependency Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and loans receivable. For the year ended December 31, 2009, the majority of the Company’s trade receivables are derived from deposits and revenue associated with the sale of the property held for development.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

14.   CONCENTRATION OF RISK (Continued)

The Company’s largest customer did not account for more than 10% of net revenue.

For the year ended December 31, 2008, the Company’s trade receivables are derived from fees and revenue associated with Internet based listing fees and auctions activities and the largest customer accounted 21% of net revenue for the 2008 year.

At December 31, 2009, the two largest customers accounted for 29% of net accounts receivable (2008: largest customer accounted for 14% of net accounts receivable). Management believes that the receivable balance from these customers do not represent a significant credit risk based on past collection experience.

Property development risk

Approximately 39% (December 31, 2008: 74%) of the Company’s assets on December 31, 2009 were invested in various real properties.  Real estate values can be seriously affected by factors such as bank liquidity, the availability of financing, interest rate fluctuations and by factors such as zoning changes or increases in property taxes and the general state of the economy.

Interest rate risk

Approximately 16% (December 31, 2008: 13%) of the Company’s assets on December 31, 2009 were invested in various mortgage loans receivable.  The value of the mortgage loans can be seriously affected by factors such as interest rate fluctuations, bank liquidity, and the availability of financing.

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

15.	RELATED PARTY TRANSACTIONS

a)
During the year ended December 31, 2009, the Company incurred $1,115,490 (2008: $156,000) in management fees to a director of the Company. The management fees paid in 2009 relate to 25% of the net profit from the property held for sale.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

15.           RELATED PARTY TRANSACTIONS (Continued)

 As at December 31, 2009 the Company has a balance of $192,951 (2008: $1,363,765) of the above management fees owing to a director of the Company.

b)
At December 31, 2009, a balance of $250,000 (2008: $248,072) is owing from an employee to the Company as a result of overpayments in commissions.  This amount is expected to be repaid to the Company by April 15, 2010.

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

d)
As described in Note 8, the Company acquired a 50% interest in Surrey City Central and agreed to purchase 149.5 of these shares from Bullion Reef Holdings Ltd. (“Bullion”) and agreed to pay $1,347,440 for these share which resulted in a balance of $1,363,765 owing to a director as of December 31, 2008.   Mr. Ladha, the President of the Company is the sole officer, director and shareholder of Overture Development Corporation and the sole officer and director of Surrey.  Bullion is the sole shareholder of Surrey.  A trust created for the benefit of Mr. Ladha’s family is the sole shareholder of Bullion.

During the year ended December 31, 2009, the purchase price of the Surrey City Central investment was increased due to an upward adjustment clause as Surrey was able to acquire the lot adjacent to the property.  The Development Agreement, as amended, required that the increase in value be determined by at least 2 appraisers independent from the parties and each other.  The average of the appraisers’ findings of increased value totaled $351,990.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

15.         RELATED PARTY TRANSACTIONS (Continued)

On July 27, 2009 Mr. and Mrs. Ladha each exercised their conversion rights and each received 1,204,021 shares of our common stock, which represented a conversion by each of them of $500,000 in principal amount and $20,136.99 in accrued interest.  As of December 31, 2009 the promissory note had been paid in full.

e)
On May 21, 2009 Ableauctions and iCollector signed a License Agreement with ABC Live Auction World Ltd. (“ABC”).  The effective date of the License Agreement was May 15, 2009.  ABC is an employee-owned entity not otherwise affiliated with us.  Under the terms of the License Agreement, ABC has sublicensed all of iCollector’s auction and auction-hosting related technology, domain names, intellectual property and various other assets (including those assets used in the operations of NAALive) in consideration of the greater of 50% of net profits realized from ABC’s operations or 10% of ABC’s net auction revenue.  The sublicense is non-exclusive.  We continue to own the licensed assets and will own any enhancements made to them by ABC.  ABC also hired all of iCollector’s employees as of May 21, 2009 and is performing iCollector’s obligations under its auction and auction-hosting agreements.  If we complete a sale or license of the iCollector business, then ABC will receive a minimum of 25% of the consideration payable to us upon completion of the transaction.

f)
On June 8, 2009 Ableauctions and RapidFusion signed a License Agreement with Pacific Amber Technologies Inc. (“PATI”).  The effective date of the License Agreement was June 1, 2009.  PATI is an employee-owned entity not otherwise affiliated with us.

g)
Under the terms of the License Agreement, PATI sublicensed all of RapidFusion’s point of sale technology and its source code, domain names, intellectual property and various other assets used in the operations of Rapidfusion’s business in consideration for 50% of net profits realized from PATI’s operations or 5% of PATI’s gross profits from its point of sale revenues, whichever is greater.  The sublicense is non-exclusive.  We continue to own the licensed assets and will own any enhancements made to the licensed assets by PATI or any of its affiliates in the future.  PATI also hired all of Rapidfusion’s employees as of June 8, 2009 and is performing Rapidfusion’s obligations under its contracts and warranty agreements.  If we complete a sale or license of the RapidFusion business, then PATI will receive a minimum of 25% of the consideration payable to us upon completion of the transaction.

16.         CAPITAL STOCK

Common Share Consolidation
On December 17, 2008, the Company received shareholder approval for a 1 for 12 consolidation of its outstanding common shares effective January 15, 2009.  The Company’s shares began trading on a consolidated basis on January 15, 2009.  All references to share and per-share data (including warrants and options) for all periods presented in the consolidated financial statements have been adjusted to give effect to the 1 for 12 common share consolidation.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

16.         CAPITAL STOCK (Continued)

As a result of the common share consolidation, the number of shares of the Company outstanding as of December 31, 2008 was reduced from 70,876,378 to 5,906,957 after taking into account fractional share adjustment, without any change in par value per common share.

Common Share Consolidation
On February 5, 2010, the Company received shareholder approval for a 1 for 20 consolidation of its outstanding common shares pursuant to the Share Exchange Agreement with Top Favor.  All references to share and per-share data (including warrants and options) for all periods presented in the consolidated financial statements have been adjusted retroactively to give effect to the 1 for 20 common share consolidation.

As a result of the common share consolidation, the number of shares of the Company outstanding as of December 31, 2009 was reduced from 8,114,197 to 405,694 after taking into account fractional share adjustment, without any change in par value per common share.

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

On October 6, 2008, 400,000 common shares were issued as a result of the debt conversion agreement described in Note 15(d).  On the same day, 600,000 additional common shares were issued due to the exercise of warrants granted pursuant to the debt conversion agreement described in Note 15(d).

On July 29, 2009, 2,408,042 common shares were issued as a result of the promissory note conversion agreement as described in Note 7.

Treasury Stock

On July 23, 2007, the Company initiated a stock purchase program.  The purchases would occur from time to time at the Company’s discretion, with the Company’s currently available cash reserves.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

16.         CAPITAL STOCK (Continued)

No specific number of shares or dollar value has been established by the Company.

For the year ended December 31, 2008, the Company repurchased an additional 240,521 shares for a total cost of $374,304. The total number of 539,302 shares repurchased were subsequently cancelled and returned to the authorized capital stock of the Company during the 2008 year.

For the year ended December 31, 2009, the Company repurchased 201,126 shares for a total cost of $49,974, which were all cancelled and returned to the authorized capital stock of the Company.

17.	STOCK-BASED COMPENSATION

All option prices and numbers presented below have been adjusted to give effect to the 1 for 20 common share consolidation (2008: 1 for 12 consolidation) as described in Note 16.

During the 2006 year, the Company issued options to employees to acquire 133,333 common shares of the Company at an exercise price of $4.20.  The estimated fair value of these options, totalling $64,000 is recognized over the 2 year vesting period.  Of the total amount, $20,625 is recognized in the 2008 year.

During the year ended December 31, 2009, the share-based compensation expense recorded for awards under the stock option plans was $nil (2008: $20,625, net of estimated forfeitures).  There were no stock options granted during the years ended December 31, 2009 and 2008.

A summary of the Company's stock option plan and changes during 2009 and 2008 are presented below:
	2009		2008
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	PRICE	SHARES	PRICE

Outstanding, beginning of year	31,726	$98.20	45,568	$93.20

Granted	-		-
Exercised	-		-
Expired	(25,667		(13,842)

Outstanding, end of year	57,393	98.20	31,726	98.20

18.         WARRANTS

The Company has issued warrants entitling the holders to acquire common shares of the Company.  All warrant prices and numbers presented below have been adjusted to give effect to the 1 for 20 common share consolidation (2008: 1 for 12 consolidation) described in Note 16.

A summary of changes in unexercised warrants during the 2009 and 2008 years is presented below:

	Warrants @$192.00 (1)	Warrants @$48.00 (2)	Warrants @21.60 (3)	Total

Outstanding, Dec 31, 2007	3,314	36,793	-	40,287
Expired during year	(3,314)	-	-	(3,314)
Granted during year	-	-	30,000	30,000
Exercised during year	-	-	(30,000)	(30,000)
Outstanding, Dec 31, 2008 and 2009	-	36,793		36,793

(1) The 3,314 warrants are exercisable until January 4, 2008.
(2) Exercisable until April 9, 2017, granted pursuant to the private placement as described in Note 16.
(3) Exercisable until October 2, 2013, granted pursuant to the debt conversion agreement as described in Note 16.

19.         LICENSE AGREEMENTS

a)  On May 21, 2009, the Company and its subsidiary, iCollector Technologies Ltd., signed a License Agreement with ABC Live Auction World Ltd. (“ABC”).  The effective date of the License Agreement is May 15, 2009.  ABC is an employee-owned entity not otherwise affiliated with the Company
Under the terms of the License Agreement, ABC sublicensed all of iCollector’s auction and auction-hosting related technology, domain names, intellectual property and various other assets (including those assets used in the operations of NAALive) (“Licensed Assets”) in consideration for 50% of net profits realized from ABC’s operations or 10% of ABC’s net auction revenue, whichever is greater.  The sublicense is non-exclusive.  The License Agreement will continue until terminated by a breach by either party or until either party ceases its business or becomes insolvent.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Going forward, both parties will continue to look for a suitable buyer or partner for the iCollector business.  If the Company completes a sale or license of the iCollector business, then ABC will receive a minimum of 25% of the consideration payable to the Company upon completion of the transaction.

19.         LICENSE AGREEMENTS (Continued)

b)  On June 8, 2009, the Company and its subsidiary, RapidFusion Technologies Inc., signed a License Agreement with Pacific Amber Technologies Inc. (“PATI”).  The effective date of the License Agreement is June 1, 2009.  PATI is an employee-owned entity not otherwise affiliated with the Company.

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

21.	COMMITMENTS

a)	The Company is committed to payments with respect to an agreement to lease office premises. Future minimum payments required under the lease are as follows:

2010	35,525

$35,525

b)
The Company has unconditionally guaranteed the interest and repayment of a demand loan to Envision Credit Union (“ECU”) related to its Township Holdings Joint Venture. The guarantee continues until the loans, including accrued interest and fees, have been paid in full, with the final loan amount due upon demand.  The Company estimated a value of $40,535 for this guarantee, and has provided a provision of $40,535 for the guarantee liability, which is included in Accounts payable and accrued liabilities at December 31, 2009.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

c)
The Company is committed to additional commissions and bonuses to be paid in the amount of $255,049 ($268,058 CAD) upon the successful completion of the sale and transfer of the remaining nine residential and five commercial  strata lots.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

22.	SEGMENTED INFORMATION (Continued)

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

The Company's reportable segments are strategic business units that offer different products and services and are managed separately.

Following is the segmented information for the year ended December 31, 2009:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	1,387,215	-	1,387,215
Canada	19,777,410	-	162,334	-	19,939,744
Other	-	-	6,646	-	6,646
Total Revenue From External Customer	19,777,410	-	1,556,196	-	21,333,606
Investment income	-	259,418	-	-	259,418
Interest expense	288,312	-	1,296	52,792	342,400
Depreciation	32,705	-	49,518	-	82,223
Segment profit(loss)	4,035,097	21,339	(793,827)	(380,617)	2,881,992
Segment assets	111,032,255	2,605,154	521,523	2,108,227	16,267,159
Expenditures on long-lived assets	(8,992,557)		(2,439)		(8,994,996)
Investment in joint venture Investment in Surrey City Central	1,416,204 1,881,804	-	-		1,416,204 1,881,804

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

22.	SEGMENTED INFORMATION (Continued)

Following is the segmented information for the year ended December 31, 2008:

	Real Property & Property Development	Mortgages & Loans	Auction, Liquidation & Technology Businesses	Other	Total
External revenue by market
US	-	-	2,256,264	-	2,256,264
Canada	150,653	-	364,269	-	514,922
Other	-	-	34,950	-	34,950
Total Revenue From External Customer	150,653	-	2,655,483	-	2,806,136
Investment income	-	207,781	-	-	207,781
Interest expense	46,560	65,498	1,011	93,175	206,244
Depreciation and amortization	38,650	-	97,014	-	135,664
Impairment of asset			595,044		595,044
Segment profit(loss)	(129,781)	181,664	(1,810,678)	(1,013,031)	(2,771,826)
Segment assets	114,342,434	931,942	1,347,418	1,468,500	18,090,294
Expenditures on long-lived assets	6,206,805		21,014		6,227,819
Investment in joint venture Investment in Surrey City Central	1,223,728 1,671,638	-	-		1,223,728 1,671,638

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

22.         SEGMENTED INFORMATION (Continued)

Geographic Information

The external sales and long-lived assets of the Company's businesses by geographical region are summarized below:
	2009	2008

External Sales
United States	$1,387,215	$2,256,264
Canada	19,939,744	514,922
Other	6,646	34,950

	$21,333,606	$2,806,136

Long-Lived Assets
United States	$7,040	$8,845
Canada	3,129,969	10,823,397

	$3,137,009	$10,832,242

23.	SUBSEQUENT EVENTS

a)
As noted in note 1, the Company entered into a transaction with Top Favour Limited whereby all of the assets and liabilities of the Company’s former business have been transferred to a liquidating trust, including the capital stock of the Company’s former subsidiaries. The operations of the former subsidiaries are in the process of being wound down and will eventually be liquidated.  As a result, selected pro-forma balances as at February 5, 2010 are as follows:

Assets	$-
Liabilities	-
Capital stock	406
Additional paid in capital	38,899,022
Deficit	(40,098,558)
Accumulated other comprehensive income	1,199,130
Loss on disposal of assets	(14,827,899)

b)
Subsequent to the year end, the Company completed a private placement in which the Company issued 7,344,935 units at a USD $6.00 price per unit.  Each unit consisted of one share of common stock and a warrant for the purchase of one-half share of common stock.  The investor warrants are exercisable for a period of five years from the date of issuance.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

24.	RECENT ACCOUNTING PRONOUNCEMENTS

a)         ASC 860

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability. ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 860 on January 1, 2010. The Company has determined that the adoption of ASC 860 will have no impact will have on its consolidated financial statements.

b)         ASC 810

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect ASC 810 to have a material impact on its financial statements.

c)	ASC 605

In September 2009, FASB amended the ASC as summarized in ASU 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.” Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method. The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application. The Company is assessing the potential impact of the update on its consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
(FORMERLY ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

24.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)      ASC 820

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its consolidated financial statements.

Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future consolidated financial statements.

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

The registrant conducted an evaluation, with the participation of its Chief Executive Officer, who was also its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, its Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2009, the registrant’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that, as of December 31, 2009, its disclosure controls and procedures were not effective:

At December 31, 2009, the registrant did not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

Management’s Report on Internal Control over Financial Reporting

The registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of the end of its most recent fiscal year, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2009 such internal control over financial reporting was not effective.  This was due to deficiency that existed in the design or operation of its internal control over financial reporting that adversely affected its internal controls and that may be considered to be a material weakness.

The matter involving internal control over financial reporting that its management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weakness was identified by its Chief Executive Officer/Chief Financial Officer in connection with the review of its financial statements as of December 31, 2009.

This Annual Report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the SEC that permit the registrant to provide only the management’s report in this Annual Report.

Management’s Remediation Initiatives

In order to remediate this weakness, the registrant would have to increase the number of its accounting staff and professionals.  Until able to hire additional employees to remediate this weakness, management chose to address this weakness by reporting more frequently to its audit committee and to have members of its audit committee review its control procedures on a regular basis.

Changes in Internal Control over Financial Reporting

There have been no changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                      Other Information.

Submission of Matters to a Vote of Security Holders

The annual meeting of its shareholders was held on December 30, 2009.  At the meeting, the following matters were approved by its shareholders:

Proposal 1.                      The number of shares cast for, against and withheld with respect to the approval of a plan of share exchange in the form of Share Exchange Agreement, under which the registrant acquired all of the outstanding shares of Top Favour Limited was as follows:

FOR	AGAINST	ABSTAIN
4,484,161	86,482	5,569

Proposal 2.                      The number of shares cast for, against and withheld with respect to the approval of the terms of a plan of liquidation whereby, in conjunction with the Acquisition, its pre-Acquisition business, assets and liabilities would be placed into a liquidating trust or other entity for the benefit of the pre-Acquisition shareholders was as follows:

FOR	AGAINST	ABSTAIN
4,485,377	85,309	5,527

Proposal 3.                      The number of shares cast for, against and withheld with respect to the approval of amendments to its Articles of Incorporation to effect a reverse stock split within a range of 1-for-20 to 1-for-50 as determined by the board of directors was as follows:

FOR	AGAINST	ABSTAIN
6,245,438	551,170	21,541

Proposal 4.                      The number of shares cast for, against and withheld with respect to the approval of a change of its name from “Ableauctions.com, Inc.” to “SinoCoking Coal and  Coke Chemical Industries, Inc.” was as follows:

FOR	AGAINST	ABSTAIN
6,413,976	373,157	31,016

Proposal 5.                      The number of shares cast for, against and withheld with respect to the approval in connection with a debt or equity financing, of the sale, issuance or potential issuance of its common stock which may equal or exceed 20% or more of its outstanding stock immediately after giving effect to the foregoing share exchange was as follows:

FOR	AGAINST	ABSTAIN
4,469,684	99,900	6,629

Proposal 6.                      The number of shares cast for, against and withheld with respect to the nominees for election to the board of directors to serve until the annual meeting of shareholders to be held in the year 2010 was as follows:

	FOR	AGAINST	ABSTAIN
Abdul Ladha	6,340,999	0	477,151
Barrett Sleeman	6,560,161	0	257,989
Dr. David Vogt	6,447,472	0	370,678
Michael Boyling	6,560,328	0	257,822

Proposal 7.                      The number of shares cast for, against and withheld with respect to confirmation of Cinnamon Jang Willoughby & Company, Chartered Accountants (which later became Meyers Norris Penny LLP), as its independent auditors for the fiscal year ending December 31, 2009 was as follows:

FOR	AGAINST	ABSTAIN
6,557,941	225,213	34,996

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

PART III

Item 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Prior to the Acquisition, its officers and directors included the following persons:

Abdul Ladha, Age 48

Abdul Ladha was a director, President, and Chief Executive Officer of the Company since August 24, 1999.  He also served as the Chief Financial Officer.  In addition, Mr. Ladha was President of the Company’s wholly owned subsidiaries.  Mr. Ladha’s resigned all of these positions in conjunction with the Acquisition.  His resignation became effective on February 15, 2010.  Mr. Ladha holds an honors degree in Electrical Engineering and Mathematics from the University of British Columbia.  In 1985 he founded Dexton Enterprises Inc., a subsidiary of Dexton Technologies Corporation, which was a company engaged in the business of the development and provision of web-based business solutions to small to mid-size retail and business-to-business customers, and the marketing and sale of personal computer hardware and network systems to corporate and retail customers, as well as computer training and after-sales upgrade and support services.  Mr. Ladha was President, Chief Executive Officer, and a director of Dexton Technologies from December 1994 to July 2001.  In 1997, Dexton Technologies acquired Able Auctions (1991) Ltd., which Dexton sold to the Company on August 24, 1999.  Mr. Ladha is the executive director of CITA, the Canadian Institute for Technological Advancement, a non-profit organization dedicated to developing Canada’s technological entrepreneurs.  CITA is sponsored by the University of British Columbia, Simon Fraser University, the World Trade Centre, Ernst & Young, and some 60 corporations and institutions.

Barrett E.G. Sleeman, Age 69

Barrett Sleeman was a director since August 24, 1999 until his resignation, which was effective on February 15, 2010.  Mr. Sleeman is a professional engineer.  He has been the Chief Executive Officer of THEMAC Resources Group Limited from October 2001 to the present.  The company has recently acquired an advanced and substantial mineral property in New Mexico and is in the process of putting it into production.  He has been a banker and has completed the Canadian Securities Course and has served as chairman of several audit committees of public companies.

Dr. David Vogt, Age 53

Dr. David Vogt was a director since April 17, 2000 until his resignation, which was effective on February 15, 2010.  Dr. Vogt is a seasoned technology innovator with experience in the corporate, research and development and academic sectors.  In September 2006 he founded, and since that date he has been the Chief Executive Officer of, CrowdTrust Technologies Inc., a web-based company offering personal knowledge and identity management solutions.  Since October 2004 he has also served as executive director of the Mobile MUSE Network, an applied research collaborative serving as an innovation engine for the emerging mobile media industry.  Since August 1999 Dr. Vogt has also served as the director of Digital Learning Projects for the University of British Columbia’s Faculty of Education.  Dr. Vogt began his career with a Ph.D. in astronomy and was Director of Observatories at the University of British Columbia.  He then became Director of Science at Science World, a public science museum.  In 1996 he founded and became Chief Executive Officer of Brainium Technologies Inc., a pioneer of Internet-based learning products for K through 12 students.  More recently, Dr. Vogt was Chief Research Officer at the New Media Innovation Centre (NewMIC) in Vancouver, British Columbia.  Dr. Vogt lives in Vancouver and contributes to a number of public and private boards.

Michael Boyling, Age 52

Michael Boyling was a director since 2002 until his resignation, which was effective on February 15, 2010.  He is Vice President of Rogers Associate Partners Inc., a position he has held since January 1999.  Rogers Associate Partners Inc., the stock of which is traded on the Toronto Securities Exchange, is an insurance and financial services company based in Vancouver, British Columbia with offices in Edmonton Alberta, Calgary Alberta and Winnipeg Manitoba.  Rogers Associate Partners Inc. provides insurance and financial services to high net worth individuals and medium sized companies.  Since August 1999 Mr. Boyling has also provided consulting services through West Coast Global Equity Ventures Inc., a company he founded, which provides debt financing and investing services to private clients.  Since 1999 he has worked as a consultant and broker with foreign and domestic companies arranging non-traditional equity and debt financing.  In this capacity, Mr. Boyling has brokered debt and equity financing over the previous two years in excess of CDN$63 million.  Mr. Boyling served with the Canadian Military (Army) from the age of 17 to the age of 38.

There were no family relationships among its former directors or executive officers.

During the past ten years, except as described below, none of its former directors or executive officers were involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

In 2002 it was determined that one of its former subsidiaries, iCollector PLC, could not sustain its operations and it was eventually placed into formal bankruptcy proceedings pursuant to the laws of the United Kingdom.  In 2002, Ableauctions.com (Washington) Inc., another former subsidiary, ceased its bricks and mortar operations in San Mateo and San Francisco.  Its former officers and directors also served as its officers and directors during this period.

Management of Registrant Post-Acquisition

The officers and directors following the Change of Control Date and as of the date of this report include the following individuals:

Name	Age	Position
Jianhua Lv	41	President, Chief Executive Officer and Chairman of the Board
Liuchang Yang	54	Vice-President, Secretary and Director
Zan (“Sam”) Wu	32	Chief Financial Officer
Hui Zheng	37	Vice President of Operations and Director
Hui Huang	42	Director
Yushan Jiang	55	Director
Jin Yao	61	Director
Haoyi Zhang	47	Director

Jianhua Lv, Age 41

Jianhua Lv has been the executive director and chairman of Hongli since 1996, when he founded the company.  Prior to this, from 1989 to 1996 Mr. Lv held a number of positions at the Henan Province Pingdingshan Coal Group, where he has developed many years of experience in the coal and coking industries.  In early 2007, Mr. Lv was appointed as a standing committee member of the Chinese People’s Political Consultative Conference of Baofeng, Henan Province, and as a standing committee member of the National People’s Congress of Baofeng, Henan Province. Mr. Lv has been honored as an outstanding entrepreneur of the year in 2003 and 2004.  Mr. Lv holds a bachelors degree from Henan University in Chinese, a master degree in economics from Henan University, and a master of law degree from the Central Party School.

Liuchang Yang, Age 54

Liuchang Yang has served as a director of Hongli since 2003, and as its Vice Chairman since January 2006.  Prior to this, Mr. Yang held various offices at the registrant’s predecessors from 1983 to 2005, including secretary, deputy director, director and general manager of human resources.  Mr. Yang has extensive experience in management, human resources and administration.  Mr. Yang holds a bachelor’s degree in Law from Beijing University, a degree from the Center Party School in Economics and Management, and a graduate degree in Finance and Banking from the Chinese Academy of Social Sciences.

Zan (“Sam”) Wu, Age 32

Zan Wu has served as the chief financial officer of Hongli since July 2009.  Prior to this, Mr. Wu worked as an auditor at the Zhong Rui Hui Accounting Firm from 2000 to 2001.  Mr. Wu was a financial analyst at VIR Consultancy Ltd. from 2003 to 2004.  From 2004 through 2006, Mr. Wu held the positions of assistant manager and financial manager at Domino Scientific Equipment Ltd.  Mr. Wu was the chief representative of Global American, Inc. (China Representative Office) from 2006 – 2009.  Mr. Wu holds a bachelor’s degree in accounting from the Capital University of Economics and Business and a master’s degree in financial management and control from Aston Business School.

Hui Zheng, Age 37

Hui Zheng has served as vice manager of Human Resources at Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (SinoCoking) since 2006.  Prior to this Mr. Zheng worked at SinoCoking as a stastician, secretary and vice-dean from 1998 until 2006.  Mr. Zheng has worked in the materials industry since 1996.  Mr. Zheng holds a degree from Zhengzhou University.

Hui Huang, Age 42

Hui Huang is the chairman and chief executive officer of Wuhan Pingdingshan Coal and Wuhan Steel Unification Coking Company.  Mr. Huang has also served as director of sales and administration of the same company from 1985 to 1996.  He then served as director of the Economics and Technology Cooperation Center of the Pingdingshan Coal Group (now known as the Wuhan Pingdingshan Coal and Wuhan Steel Unification Coking Company) from 1996 to 2008, of which he is now chairman of the board.  Mr. Huang is also a director of the China Association of Comprehensive Resource Utilization, a vice-director of the Henan Institute of Coal (a branch of the China Association of Comprehensive Resource Utilization), and vice-secretary of the Pingdingshan Youth Union.

Yushan Jiang, Age 55

Yushan Jiang has served as the chief executive officer of the Pingdingshan Coal Group Shoushan Coking Co., Ltd. since February 2007.  Prior to this, from 2001 to 2007, he was chief engineer at the Henan Tianhong Coking Company.   Prior to this Mr. Jiang developed expensive experience in the coking industry as he held numerous positions since 1972 as a worker, director, and head of research and development for various coking operations.   Mr. Jiang is also currently a vice-director and member of the Coking Committee of the Henan Province Metals Association, and vice-secretary of the Henan Province Institute of Coal & Coke.  Mr. Jiang holds a Bachelor’s degree in Coal and Chemistry from the Wuhan College of Iron & Steel.

Jin Yao, Age 61

Jin Yao is vice-chairman of the China Division of the Asia Pacific CEO Association, a position he has held since 2003.  Prior to this Mr. Yao served as general manager at the Beijing Gaoping Technology Development Company from 1989 to 2003.  Mr. Yao holds a bachelor’s degree and a master’s degree in Electrical Engineering from the Beijing Institute of Technology.

Haoyi Zhang, Age 36

Haoyi Zhang serves as the chief financial officer of Henan Pinggao Electricity Ltd., one of the major A-Share public companies traded on the Shanghai Stock Exchange, a position he has held since January 2005. From January 2005 to March 2009, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd., a Sino-Japanese Joint Venture with Toshiba, concurrently with his position as the chief financial officer at Henan Pinggao Electricity Ltd.  From April to December 2004, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd. Mr. Zhang held numerous positions from July 1995 to March 2004 as the deputy director, the director, the deputy chief accountant, the assistant general manager and the chief accountant at China Beifang Industry Company, Xiamen Branch.  Mr. Zhang holds a Bachelor’s degree in Accounting from Xiamen University and an EMBA degree from Xian Jiaotong University.

There are no family relationships among its current directors or executive officers.

During the past ten years none of its current directors or executive officers were involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

Messrs. Lv and Yang were appointed to their respective director and officer positions, and Mr. Wu was appointed to his officer position, because they had held similar positions at Hongli (Top Favour’s operating subsidiaries in China), and upon the closing of the Acquisition on February 5, 2010, they assumed these respective positions.  Messrs. Huang and Jiang were selected to serve as independent directors on the board because of their deep and substantial experience in the coal and coking industry.  Jin Yao was selected to serve as an independent director because of his extensive senior level experience and expertise in the management and governance of major China-based enterprises.  Mr. Haoyi Zhang was selected to serve on as an independent director because of his expertise in public company matters, with particular expertise in accounting, auditing, controls and procedures, and financial matters.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to its Board of Directors.

The Board of Directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The audit committee members include Haoyi Zhang (chairman), Jin Yao and Yushan Jiang.  Mr. Zhang is the audit committee financial expert who is independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act requires its directors, executive officers and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership of its common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of its common stock are required by Securities and Exchange Commission regulations to furnish to the registrant copies of all Section 16(a) forms they file.

To its knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the registrant believes that during its 2009 fiscal year its directors, executive officers and persons who own more than 10% of its common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The registrant will provide a copy of the registrant’s code of ethics to any person who requests a copy in writing to the Secretary of the registrant, including the e-mail address or facsimile number of the requesting party.  Any written requests should be mailed to the registrant at Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Item 11.                      Executive Compensation

The table below shows, for the last two fiscal years, compensation paid or accrued to the Company’s former chief executive officer and the two most highly paid former executive officers while serving in their designated capacity at fiscal year end, whose total compensation exceeded $100,000.  These officers are referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)(1)	Bonus or Commissions ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Abdul Ladha President and CEO	2009	156,000	0	0	0	0	0	781,842	(2)	937,842

Abdul Ladha President and CEO	2008	156,000	0	0	0	0	0	0		156,000

(1)
All of the compensation paid to Mr. Ladha was paid to him in Canadian dollars.  The table above sets forth the amount of Mr. Ladha’s compensation in U.S. dollars, using an annual average conversion rate of $0.87601.

(2)
This amount consists of a fee paid to Mr. Ladha pursuant to the Development Agreement the registrant entered into on October 6, 2008.  For further information relating to this payment, see the discussion below.

Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2009, its compensation program consisted of the following three components:

●	base salary;
●	bonuses; and
●	awards of options to purchase common stock from its 1999 Stock Option Plan.

The registrant believes that a combination of cash and options allows the registrant to attract and retain the services of the individuals who will help the registrant achieve its business objectives, thereby increasing value for its shareholders.

In setting the compensation for its sole executive officer, its board of directors looked primarily at his responsibilities, at salaries paid to others in businesses comparable to ours, at his experience and at its ability to replace him.

Bonuses are used to reward performance, either by the individual or by the company.  Bonuses are discretionary.  No bonuses were granted to its executive officer during the 2009 fiscal year.

Payment of Development Fee

During the 2009 fiscal year, the registrant paid a total of $781,842 to Mr. Ladha for his assistance in completing Phase I of the Gruv Development.  This payment was made in accordance with the Development Agreement the registrant entered into on October 6, 2008.  Pursuant to the Development Agreement, the registrant agreed to pay to Mr. Ladha a fee equal to 25% of the net profit earned by the development for services he provided to the registrant including management the build-out; coordination with government agencies to obtain approval of the development and acquisition of the plans, permits and approvals required to complete the build-out; provision of contractor’s services, including liaising with various trades to coordinate construction of the build-out and supervision and direction of construction of the build-out; preparation and implementation of a marketing plan; provision of construction bonds; and acquisition of financing and home warranty coverage for the development.  The term “net profit” refers to the revenue received from the sale of the residential units after deducting expenses.  The term “expenses” includes, but is not limited to, all architectural, legal and professional fees; loan fees and interest paid on loans; fees, costs and taxes chargeable by any governmental authority; costs of insurance; and any and all costs related to the construction of the improvements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards granted to its highest paid executive officers as of December 31, 2009.  Equity awards granted to Mr. Ladha were granted in connection with his service as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Abdul Ladha	605(1)	0	0	$96.00	11/16/2014	0	0	0	0

(1) This number reflects the reverse stock splits that were effected in January 2009 and February 2010.

Employment Agreements

The registrant had an employment agreement with its former Chief Executive Officer, Abdul Ladha, that was dated April 1, 2002.  The term of the agreement commenced as of April 1, 2002 and was to continue until death or permanent disability, the registrant terminated the agreement for cause, the registrant and Mr. Ladha mutually agree to terminate the agreement, Mr. Ladha elects to terminate the agreement or the registrant elect to terminate the agreement.  If Mr. Ladha elects to terminate the agreement, he must give the registrant at least 90 days written notice of his intent to terminate.  If the registrant elects to terminate the agreement, the registrant must give Mr. Ladha written notice equal to no less than the greater of one year or two months for each year of completed service.  In lieu of such notice, the registrant can pay Mr. Ladha compensation for the notice period.  Mr. Ladha’s cash compensation was $156,000 per year, subject to increase by the board of directors.  Mr. Ladha was also entitled to receive an automobile allowance of $500 per month (although this benefit was not paid to him during the past two fiscal years) and, upon execution of the agreement, he was granted options to purchase 1,000,000 shares of its common stock.  The registrant terminated this employment agreement on February 5, 2010.

Compensation Paid to Members of its Board of Directors

The registrant did not compensate its directors during the 2009 fiscal year.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 26, 2010, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.  All officers and directors above utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	6,694,091	32.1%
Liuchang Yang (2)	557,382	4.2%
Zan (“Sam”) Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Jin Yao	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group	557,382	36.3%

* Applicable percentage ownership is based on 20,871,192 shares of common stock issued and outstanding as of March 26, 2010.

(1)
Represents shares held directly by Honour Express Limited, a British Virgin Islands international business company (“Honour Express”).  Jianhua Lv is a director of Honour Express, and in such capacity, Mr. Lv may be deemed to have voting and dispositive power over the shares held directly by Honour Express.  Mr. Lv is also an indirect beneficiary, as he holds an option to acquire shares of Honour Express.  Pursuant to a certain Incentive Option Agreement dated July 6, 2009, as amended (“Incentive Option Agreement”), Mr. Lv has the right to acquire 100% of the issued and outstanding capital stock of Honour Express from a nominee who holds the shares of capital stock of Honour Express, subject to certain conditions.  Mr. Lv’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(2)	Mr. Liuchang Yang’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

To the registrant’s knowledge, none of its directors, officers or affiliates, or any 5% or greater shareholder of the registrant, or any associate or any such directors, officers or affiliates, is a party that is adverse to the registrant in any material legal proceeding.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

The registrant marketed the condominium units that were developed by its former subsidiary, Axion, using the brand name “Overture LivingTM”.  The mark, “Overture Living™” belongs to Abdul Ladha.  Mr. Ladha has received no compensation for the use of this mark.

On August 19, 2008, the registrant entered into an Agreement to Convert Debt with Abdul Ladha, its former executive officer and director.  Pursuant to the Agreement, Mr. Ladha agreed to accept units consisting of one share of the common stock and a warrant to purchase 1.5 shares of the common stock as partial payment of loans made to the registrant totaling $384,000.  Pursuant to the Agreement, Mr. Ladha accepted units consisting of 400,000 shares of common stock and warrants for the purchase of 600,000 shares of common stock as full payment of the principal amount of the loans. The number of units to be issued was computed by using the last sale price of the Company’s common stock on August 19, 2008, which was $0.96.  The warrant exercise price is $1.08 and the warrant term is 5 years.  The agreement was subject to the approval of the NYSE Amex, which was received on October 2, 2008.  On October 6, 2008, the shares were issued and all the warrants were exercised by Mr. Ladha, resulting in the issuance of a total of 1,000,000 shares of common stock to him.

On October 6, 2008 the registrant’s board of directors approved a Development Agreement between the registrant and Mr. Ladha, Overture Development Corporation, Surrey Central City Holdings Ltd. (“Surrey”) and Bullion Reef Holdings Ltd. (“Bullion”).  Mr. Ladha is the sole officer, director and shareholder of Overture Development Corporation and the sole officer and director of Surrey.  Bullion is the sole shareholder of Surrey.  Both Surrey and Bullion are controlled by Mr. Ladha.  The registrant agreed to purchase one-half of the shares of common stock issued and outstanding in Surrey from Bullion for the purchase price of $1,347,440.  One-half of the purchase price was to be paid in cash and the other one-half of the purchase price was paid with a promissory note that accrued interest at the rate of prime plus 2% per annum, for an effective interest rate of 5%.  Bullion was entitled, at its election, to accept shares of its common stock having a value of $0.432 per share in payment of up to $1 million in principal amount and the interest accrued thereon.  The conversion price per share was computed by taking the last sale price of one share of the Company’s common stock on the date on which the Development Agreement was executed, and increasing it by 20%.  The purchase price for the Class A common stock could be adjusted upward in the event of either of the following occurrences.  The purchase price could be increased to reflect the increase in value that would accrue to the property owned by Surrey if Surrey decided to develop the property with a 6-storey complex rather than a 4-storey complex.  The purchase price would also be increased to reflect the increase in value that would accrue to the property if Surrey was able to acquire an adjacent lot owned by an unrelated third party.  On October 23, 2008, Surrey entered into an agreement to acquire the adjacent lot and in December 2008 the purchase of this lot was completed.  In accordance with the Development Agreement, the registrant obtained two appraisals to determine the increase in the value of the Class A common stock as a result of purchasing the adjacent lot.  This acquisition increased the value of its 50% interest in Surrey to $1,867,085, therefore, the principal amount owed under the promissory note was increased to $1,193,365, which was the highest principal amount outstanding through December 31, 2009.  On April 30, 2009 Bullion assigned one-half of its interest in the promissory note to Mr. Ladha and one-half of its interest in the promissory note to Hanifa Ladha, Mr. Ladha’s spouse.  On July 27, 2009 Mr. and Mrs. Ladha each converted $500,000 in principal amount and $20,136.99 in accrued interest into 1,204,021 shares of its common stock.  As of December 31, 2009 the remaining balance of the promissory note, including all outstanding principal and interest, was paid in full.

Excluding the promissory note issued to Bullion which is described above, other loans provided to the registrant by Mr. Ladha or his affiliates since January 1, 2007 included loans (i) to cover cash shortfalls related to its Gruv Development that result from timing issues that  temporarily prevented the registrant from borrowing against the credit facility, (ii) the balance of the cash portion of the purchase price that was paid for the Surrey common stock and  (iii) loans made for other working capital requirements.   Since January 1, 2007 to December 31, 2009, the total of the principal amount of these loans was $2,005,691.   All of the loans accrued interest at the rate of 5%, with the exception of the cash portion of the purchase price to be paid for the Surrey common stock, which did not accrue interest.  During the period from January 1, 2007 through December 31, 2009, the highest principal amount outstanding (excluding the loan from Bullion discussed above) was $690,198 and during the period the registrant made principal payments of $2,005,691 and payments of interest in the amount of $7,607.  As of December 31, 2009, all the loans made to the registrant by Mr. Ladha have been paid and there are no amounts currently due.

For information regarding the Development Fee paid to Mr. Ladha pursuant to the Development Agreement, please see the section of this report titled “Item 11. Executive Compensation – Payment of Development Fee”.

On July 17, 2009 Mr. Ladha and his spouse entered into the Share Exchange Agreement with Top Favour Limited and the Top Favour Limited shareholders.  Pursuant to the Exchange Agreement, the Top Favour Limited shareholders would become its controlling shareholders holding approximately 97% of its common stock on a post-Acquisition fully-diluted basis, and its pre-Acquisition shareholders would hold the remaining 3% of the outstanding common stock post-Acquisition. On the Closing Date, Top Favour Limited became its wholly owned subsidiary and the registrant acquired its business and operations and the business and operations of its wholly owned subsidiaries, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., which controls and beneficially owns Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and its subsidiaries.

On July 17, 2009, Mr. Ladha and his spouse entered into a Voting Agreement with Top Favour Limited whereby Mr. and Mrs. Ladha agreed to vote in favor of the proposals that were eventually included in the proxy statement filed with the Securities and Exchange Commission on September 15, 2009, as it was amended.  In addition, if necessary under certain circumstances, Mr. Ladha agreed to acquire additional shares of common stock (up to a maximum acquisition price of $400,000).  Under the Voting Agreement, Mr. and Mrs. Ladha also agreed to use their voting power, if necessary, to replace the board of directors.

In conjunction with the Acquisition, the registrant agreed to transfer all of its pre-Acquisition assets to a liquidating trust, which also agreed to assume its liabilities.  The registrant established the Able (U.S.) Liquidating Trust, the Able (U.S.) Distribution Trust and the Able (Canada) Distribution Trust for this purpose (collectively, the “Trusts”).  The trustees of the Trusts are corporations.  Messrs. Ladha, Sleeman, Vogt and Boyling are the officers and directors of these corporations.  The information about the Trusts that was included in the Current Report on Form 8-K which the registrant filed with the Securities and Exchange Commission on February 8, 2010 is incorporated herein by this reference.

On February 5, 2009 the registrant terminated, without cause, its employment agreement with Abdul Ladha.  In accordance with the terms of the employment agreement, the registrant were to give Mr. Ladha written notice, equal to the greater of one year or two months per year of completed service, or compensation in lieu of notice.  The registrant paid Mr. Ladha the sum of $317,308 ($333,134 CAD) as compensation in lieu of notice.

Director Independence

During the fiscal year ended December 31, 2009, Messrs. Barrett Sleeman and Michael Boyling and Dr. David Vogt were determined to be independent, as that term is defined in Section 803 of the Rules of the NYSE Amex.  Since the Acquisition, its board of directors has determined that Messrs. Hui Huang, Yushan Jiang, Jin Yao and Haoyi Zhang are independent, as that term is defined in 5605(a)(2) of the Nasdaq Stock Market Listing Rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2009 and December 31, 2008 for professional services rendered by the registrant’s principal accountants for the audit of its annual financial statements, review of financial statements included in its quarterly filings and other services provided by the accountant in connection with statutory and regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2009: $65,000. Fiscal Year Ended December 31, 2008: $73,250.

All Other Accounting Fees

The aggregate fees billed for the fiscal years ended December 31, 2009 and December 31, 2008 for other professional services rendered by the registrant’s principal accountants are approximately as follows:  Fiscal Year Ended December 31, 2009: $45,250; Fiscal Year Ended December 31, 2008: $49,755.

ITEM 15.                      Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the registrant’s Registration Statement on Form 10-SB) (1)
3.1.1	Articles of Amendment to Articles of Incorporation (2)
3.2	Bylaws (Incorporated by reference to Exhibit 3.6 of the registrant’s Registration Statement on Form 10-SB) (1)
10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8 (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	Joint Venture Agreement dated July 28, 2006 between Stanford Development Corporation, Canitalia Industries Ltd. and 44991 B.C. Ltd. (6)
10.5	Employment Agreement dated April 1, 2002 between Abdul Ladha and the registrant**
10.6	Securities Purchase Agreement dated April 9, 2007 (7)**
10.7	Warrant Agreement dated April 9, 2007 (7)**
10.8	Letter Agreement between Axion Investment Corp. and Royal Bank of Canada (8)
10.9	Development Agreement dated October 6, 2008 between the registrant, Abdul Ladha, Overture Development Corporation, Surrey Central City Holdings Ltd. and Bullion Reef Holdings Ltd. (9)**
10.10	First Amendment dated October 22, 2008 to Development Agreement dated October 6, 2008 (10)**
10.11	Second Amendment dated October 27, 2008 to Development Agreement dated October 6, 2008 (11)**
10.12	Third Amendment dated January 13, 2009 to Development Agreement dated October 6, 2008 (12)**
10.13	License Agreement dated May 15, 2009 between the registrant and iCollector Technologies Ltd. and ABC Live Auction World Ltd.*
10.14	License Agreement dated June 1, 2009 between the registrant and RapidFusion, Inc. and Pacific Amber Technologies, Inc.*
10.15	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (13)
10.16	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (13)
10.17	Sample indemnity agreement between Ableauctions.com, Inc. and each of its directors (14)
10.18	Agreement establishing the Able (U.S.) Liquidating Trust*
10.19	Agreement establishing the Able (U.S.) Distribution Trust*
10.20	Agreement establishing the Able (Canada) Distribution Trust*
10.21	Transfer and Assignment of Assets and Assumption of Liabilities*
21.1	Former Subsidiaries of Ableauctions.com, Inc.*
21.2	Current Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc.*
23.1	Consent of Meyers Norris Penny LLP, Chartered Accountants*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer and Chief Financial Officer*

* Filed herewith.

** Denotes an agreement with management.

(1)	Incorporated by reference to the Form 10-SB filed by the registrant with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the registrant with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the registrant with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the registrant with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed by the registrant on November 13, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on April 11, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on July 30, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on October 9, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on October 23, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on November 3, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on January 15, 2009.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on July 17, 2009.

(14)	Incorporated by reference to the registration statement on Form S-1 filed by the registrant with the Securities and Exchange Commission on July 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	/s/ Jianhua Lv
Jianhua Lv, Chief Executive Officer and President

/s/Zan Wu
Zan Wu, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianhua Lv	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2010
Zan Wu

/s/ Liuchang Yang	Vice President Operations and Director	March 31, 2010
Liuchang Yang

/s/ Hui Huang	Director	March 31, 2010
Hui Huang

/s/ Jin Yao	Director	March 31, 2010
Jin Yao

/s/ Haoyi Zhang	Director	March 31, 2010
Haoyi Zhang

/s/ Yushan Jiang	Director	March 31, 2010
Yushan Jiang