Form 10-Q
period 2010-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2010-05-18
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

þ	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

¨	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number 0-28179
 SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0420146 (I.R.S. employer identification number)

Kuanggong Road and Tiyu Road 10th Floor,
Chengshi Xin Yong She, Tiyu Road, Xinhua District,
Pingdingshan, Henan Province, China 467000
 (Address of principal executive offices and zip code)

+86-3752882999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ        No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o	Accelerated Filer o
Non-accelerated filer o	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o      No þ

As of March 31, 2010, the Registrant had 20,871,192 shares of common stock outstanding.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks are in the section entitled “Risk Factors” beginning on page 51 of this report.

           Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND JUNE 30, 2009

ASSETS
	March 31, 2010	June 30, 2009
	(Unaudited)
CURRENT ASSETS
Cash	$30,425,754	$278,399
Notes receivable	2,628,800	358,808
Accounts receivable, trade, net	7,302,158	6,454,663
Other receivables	2,681,375	225,288
Inventories	3,384,057	107,187
Advances to suppliers	4,686,862	8,364,448
Total current assets	51,109,006	15,788,793

PROPERTY, PLANT AND EQUIPMENT, net	18,212,181	16,954,659

OTHER ASSETS
Prepayments for land use rights	5,053,815	-
Prepayments for construction	18,308,710	7,462,008
Intangible - Land use rights, net	1,900,555	1,945,811
Intangible - Mineral rights, net	3,201,726	5,233,992
Other assets	102,690	102,550
Total other assets	28,567,496	14,744,361

Total assets	$97,888,683	$47,487,813

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$161,940	$244,570
Short term loans - Bank	-	2,219,475
Short term loans - Others	513,450	1,098,750
Due to related parties	225,495	259,033
Due to shareholders	1,313,466	1,281,304
Other payables and accrued liabilities	836,900	744,058
Customer deposits	1,799,607	3,751,327
Taxes payable	1,665,512	2,682,254
Total liabilities	6,516,370	12,280,771

OTHER LIABILITIES
Warrant derivative liability	94,322,156	-
Total other liabilities	94,322,156	-

Total liabilities	100,838,526	12,280,771

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common share, $0.001 par value, 100,000,000 authorized,
20,871,192 and 13,117,952 issued and outstanding as of
March 31, 2010 and June 30, 2009, respectively	20,871	13,118
Additional Paid-in capital	-	3,531,959
Statutory reserves	1,722,441	1,127,710
Retained (deficit) earnings	(5,554,935)	29,754,451
Accumulated other comprehensive income	861,780	779,804
Total shareholders' equity	(2,949,843)	35,207,042

Total liabilities and shareholders' equity	$97,888,683	$47,487,813

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

REVENUE	$15,247,494	$15,555,560	$48,140,913	$35,877,960

COST OF REVENUE	9,605,889	8,317,622	27,411,765	19,632,301

GROSS PROFIT	5,641,605	7,237,938	20,729,148	16,245,659

OPERATING EXPENSES:
Selling	96,549	10,798	400,544	371,879
General and administrative	1,369,063	258,673	1,823,661	931,784
Total operating expenses	1,465,612	269,471	2,224,205	1,303,663

INCOME FROM OPERATIONS	4,175,993	6,968,467	18,504,943	14,941,996

OTHER INCOME (EXPENSE), NET
Finance expense, net	(8,666)	(104,871)	(124,629)	(739,781)
Other income (expense), net	109,980	(10,230)	109,791	140,351
Change in fair value of warrants	(39,869,662)	-	(39,869,662)	-
Total other expense, net	(39,768,348)	(115,101)	(39,884,500)	(599,430)

(LOSS) INCOME BEFORE INCOME TAXES	(35,592,355)	6,853,366	(21,379,557)	14,342,566

PROVISION FOR INCOME TAXES	1,283,907	3,116,723	4,213,029	3,674,429

NET (LOSS) INCOME	(36,876,262)	3,736,643	(25,592,586)	10,668,137

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,304	(34,030)	81,976	78,064

COMPREHENSIVE (LOSS) INCOME	$(36,846,958)	$3,702,613	$(25,510,610)	$10,746,201

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	15,441,258	13,117,952	14,086,729	13,117,952

(LOSS) EARNINGS PER SHARE
Basic and Diluted	$(2.39)	$0.28	$(1.82)	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
					Retained deficit		other
	Common Stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	capital	Receivable	reserves	Unrestricted	(loss) income	Total
BALANCE, July 1, 2008	13,117,952	$13,118	$3,032,685	$(1,000)	$573,412	$13,340,814	$705,540	$17,664,569

Net income						10,668,137		10,668,137
Adjustment of Statutory reserve					-	-		-
Shareholder cash contribution and by forfeited imputed interest			459,792	-			78,064	537,856
Foreign currency translation adjustments								-

BALANCE, March 31, 2009 (Unaudited)	13,117,952	$13,118	$3,492,477	$(1,000)	$573,412	$24,008,951	$783,604	$28,870,562

Net income						6,299,798		6,299,798
Adjustment of Statutory reserve					554,298	(554,298)		-
Shareholder cash contribution and by forfeited imputed interest			39,482	1,000				40,482
Foreign currency translation adjustments							(3,800)	(3,800)

BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$-	$1,127,710	$29,754,451	$779,804	$35,207,042

Shares and warrants issued in reverse acquisition recapitalization	405,710	406	(406)					-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265					44,069,610
Offering costs related to shares and warrants sold			(12,015,273)					(12,015,273)
Warrants issued and reclassified to derivative liability			(35,578,543)			(8,491,067)		(44,069,610)
Cumulative effect of reclassification of existing warrants						(631,002)		(631,002)
Fractional shares due to the 1- for - 20 reverse split	2,595	2	(2)					-
Net loss						(25,592,586)		(25,592,586)
Adjustment of Statutory reserve					594,731	(594,731)		-
Imputed interests on loans from related parties waived								-
Foreign currency translation adjustments							81,976	81,976

BALANCE, March 31, 2010 (Unaudited)	20,871,192	$20,871	$-	$-	$1,722,441	$(5,554,935)	$861,780	$(2,949,843)

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Nine months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,592,586)	$10,668,137
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Depreciation	1,924,036	1,322,840
Amortization and depletion	2,086,470	1,676,011
Bad debt expense	-	213,681
Change in fair value of warrants	39,869,662	-
Additional capital increased by forfeited imputed interest	-	459,792
Change in operating assets and liabilities
Accounts receivable, trade	(838,340)	(15,292,057)
Other receivables	(2,455,188)	148,835
Notes receivables	(2,268,574)	-
Inventories	(3,275,383)	128,477
Prepayment	(9,173)	-
Cash received from shareholder	30,400	-
Advances to suppliers	3,696,666	(4,716,475)
Accounts payable, trade	(82,926)	(2,245,812)
Other payables and accrued liabilities	91,788	101,626
Customer deposits	(1,956,041)	1,989,969
Taxes payable	(1,019,987)	2,571,284
Net cash provided by (used in) operating activities	10,200,824	(2,973,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,157,908)	(148,238)
Payment on purchase of HongChang	-	(967,520)
Prepayments on construction-in-progress and land use rights	(15,883,831)	(292,900)
Net cash used in investing activities	(19,041,739)	(1,408,658)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock and warrants	44,069,610	-
Cash offering cost related to common stock	(2,263,391)	-
Repayments to short-term loans	(2,808,156)	(726,392)
Proceeds from short-term loans	-	2,389,059
Payments to related parties	(33,878)	(1,811,156)
Net cash provided by (used in) financing activities	38,964,185	(148,489)

EFFECT OF EXCHANGE RATE ON CASH	24,085	17,803

INCREASE (DECREASE) IN CASH	30,147,355	(4,513,036)

CASH, beginning of period	278,399	4,705,129

CASH, end of period	$30,425,754	$192,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$4,425,065	$2,924,628
Cash paid for interest expense	$106,789	$131,744

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress transferred to fixed assets	$2,455,508	$2,750,534
Bank loan paid off by shareholder	$-	$1,625,595
Warrants issued for placement agent fee	$9,751,882	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 1 – Nature of business and organization

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) was organized on September 30, 1996, under the laws of the State of Florida as J.B. Financial Services, Inc. On July 19, 1999, the Company changed its name to Ableauctions.com,Inc. On February 5, 2010, in connection with a share exchange transaction as described below, the Company changed its name to “SinoCoking Coal and Coke Chemical Industries, Inc.”

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour (BVI)”), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. Immediately prior to the closing the share exchange transaction, all of the assets and liabilities of Ableauctions.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. After the share exchange transaction, Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to February 5, 2010 are those of Top Favour (BVI) except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. See more details in Note 3.

Top Favour (BVI) was incorporated in the British Virgin Islands on July 2, 2008.  Through its wholly-owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), which was formed on March 18, 2009 with a registered capital of $3,000,000 under the laws of the People’s Republic of China (“PRC” or China),  and the variable interest entity (“VIE”) - Henan Pingdingshan Hongli Coal & Coking Co., Ltd. (“Hongli”), the Company produces and sells coal, coke, coal gas-generated electricity, and other coking by-products in the People’s Republic of China (“PRC” or China). As of March 31, 2010, Hongyuan received registered capital of $3,000,000 from Top Favour (BVI).

Henan Pingdingshan Hongli Coal & Coking Co., Ltd. (“Hongli”) was incorporated as a trading and holding Company on June 5, 1996 under the laws of the PRC.  In addition to operating the Baofeng Coking Factory (“Baofeng Coking”), Hongli sells coal and coke to its customers, most of whom are energy trading companies that procure coking coal for steel manufacturers and chemical refineries in China.  Hongli has a registered capital of RMB 8,080,000 and is located in the city of Pingdingshan, Henan Province.

Baofeng Coking is a division of Hongli and was established in May 2002.  Hongli and Baofeng Coking are engaged in coal selling, coal washing and coking, using raw coal produced by its affiliate or purchased from other raw or washed coal vendors.

Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”) was formed in July 19, 2007 under the laws of the PRC and is 100% owned by Hongli. Hongchang Coal owns the coal mining rights for three underground coal mines and produces raw coal for industrial and thermal applications, and a portion of which is suitable for coke production.  Total proven coal reserves for all three mines as of July 2007 were 2,475,000 metric tons, of which the Company is permitted to extract (under a license from government for which it pays fees) up to 1,215,000 metric tons.  The majority of its products are internally sold to Baofeng Coking and Hongli.

Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”) was formed on August 1, 2006, which is a 100% owned subsidiary of Hongli.  Hongguang Power operates its 2x3000-kilowatt (kw) power plant and provides electricity to Baofeng Coking, generated from the coal gas emitted from the coking process of Baofeng Coking.  Hongguang is required by the local government to sell the surplus electricity (in excess of what is supplied to and consumed by Baofeng Coking, if any) to the national power grid.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Hongli and its operating subsidiaries hold the approved licenses necessary to operate the coal mining, coal sales, coking and power plant businesses in China. PRC law currently has limits on foreign ownership of these types of companies. To comply with these foreign ownership restrictions and in order for Top Favour (BVI) to obtain control over Hongli’s PRC operating entities, on March 18, 2009. Top Favour (BVI), through Hongyuan, entered into contractual arrangements with Hongli on March 18, 2009 (“Contractual Arrangements”).

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour (BVI), Hongyuan and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with FASB’s accounting standard of consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of these contractual arrangements (Note 1), Top Favour (BVI) is obligated to absorb a majority of the risk of loss from Hongli’s activities and Top Favour (BVI) is enabled to receive a majority of its expected residual returns. Top Favour (BVI) accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. These Contractual Arrangements entered into between BVI and Hongli through Hongyuan are comprised of a series of agreements, including:

(1)
a Consulting Services Agreement, through which Hongyuan has the right to advise, consult, manage and operate Hongli and its subsidiaries (“Operating Companies”), collect, and own all of the respective net profits of the Operating Companies;

(2)
an Operating Agreement, through which Hongyuan has the right to recommend director candidates and appoint the senior executives of the Operating Companies, approve any transactions that may materially affect the assets, liabilities, rights or operations of the Operating Companies, and guarantee the contractual performance by the Operating Companies of any agreements with third parties, in exchange for a pledge by the Operating Companies of their respective accounts receivable and assets;

(3)
a Proxy Agreement, under which the shareholders of the Operating Companies have vested their voting control over the Operating Companies to Hongyuan and will only transfer their equity interests in the Operating Companies to Hongyuan or its designee(s);

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

(4)	an Option Agreement, under which the shareholders of the Operating Companies have granted Hongyuan the irrevocable right and option to acquire all of its equity interests in the Operating Companies, or, alternatively, all of the assets of the Operating Companies; and

(5)
an Equity Pledge Agreement, under which the shareholders of the Operating Companies have pledged all of their rights, title and interest in the Operating Companies to Hongyuan to guarantee the Operating Companies’ performance of their respective obligations under the Consulting Services Agreement.

Since Top Favour (BVI), Hongyuan and Hongli are under common control, the above corporate structure including the above Contractual Arrangements have been accounted for as a reorganization of entities and the consolidation of Top Favour (BVI), Hongyuan and Hongli has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Top Favour (BVI) and Hongli had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.  The Company’s consolidated assets do not include any collateral for Hongli’s obligations.  The creditors of Hongli do not have recourse against Top Favour (BVI) and Hongyuan.

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s audited financial statements as of June 30, 2009 on Form S-1. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended June 30, 2009, included in form S-1 filed with the SEC.

Management has included all adjustments, consisting only of normal recurring accruals and adjustments, considered necessary, in the opinion of management, to give a fair presentation of our consolidated interim financial position as of March 31, 2010, and our consolidated results of operations and cash flows for the nine months ended March 31, 2010 and 2009.   Interim results are not necessarily indicative the results of future quarters or a full year.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; valuation allowances for deferred income taxes; reserves for contingencies and litigation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

 Stock-based compensation

We record share-based compensation expense based upon the grant date fair value of share-based awards. The value of the award is principally recognized as expense ratably over the requisite service

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

periods. We use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Revenue recognition

The Company's revenue recognition policies are in compliance with FASB’s accounting standards. Coal and coke sales are recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  This generally occurs when coal is loaded onto trains or trucks at one of the Company’s loading facilities or at third party facilities.

Most if not all of the electricity generated by Hongguan Power is typically used internally by Baofeng Coking.  Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board.  The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Coal and coke sales represent the invoiced value of goods, net of a value-added tax (VAT), sales discounts and actual returns at the time when product is sold to the customer.

Shipping and handling costs

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.  Total shipping and handling costs amounted to $5,595 and $53,143 for the three month, and $20,921 and $133,220 for the nine months ended March 31, 2010 and 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company is the US dollar compared to the functional currency of BVI which is the Hong Kong Dollar (HKD) and of its subsidiaries and VIEs in the PRC which is the Chinese Renminbi (RMB).

For the subsidiaries and VIEs whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months and nine months ended March 31, 2010 and 2009, the transaction gains and losses were not significant.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

The balance sheet amounts with the exception of equity at March 31, 2010 and June 30, 2009 were translated at RMB6.82 to $1 and RMB 6.84 to $1, respectively, and at HKD7.76 to $1 and HKD7.75 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the three and nine months ended March 31, 2010 were at RMB6.82 to $1 and for the three and nine months ended March 31, 2009 were at RMB6.83 to $1. The average translation rates applied to income and cash flow statement amounts for the three and nine months ended March 31, 2010 were at HKD7.76 to $1 and for the three and nine months ended March 31, 2009 were at HKD7.75 to $1 and HKD7.77 to $1, respectively.

Fair value of financial instruments

The Company uses the Financial Accounting Standard Board’s (“FASB”) accounting standard regarding fair value of financial instruments and related fair value measurements. Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value.
.
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Carrying Value at	Fair Value Measurement at
	March 31, 2010	March 31, 2010
		Level 1	Level 2	Level 3
Warrant liability (Unaudited)	$94,322,156	$—	$	$94,322,156

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value to those warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and March 31, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

	Warrants 1	Warrants 2	Warrants 3	Warrants 4	Warrants 5
# of shares exercisable	590,446	3,082,027	117,163	250,000	36,763
Valuation date	2/5/2010	3/11/2010	3/11/2010	3/11/2010	2/5/2010
Exercise price	$12.00	$12.00	$12.00	$6.00	$48.00
Stock price	$26.00	$31.75	$33.63	$31.75	$26.00
Expected term(year)	5.00	5.00	5.00	5.00	7.18
Risk-free interest rate	2.23%	2.43%	2.43%	2.43%	3.04%
Expected volatility	80%	80%	80%	80%	80%

	Warrants 1	Warrants 2	Warrants 3	Warrants 4	Warrants 5
# of shares exercisable	590,446	3,082,027	117,163	250,000	36,763
Valuation date	3/31/2010	3/31/2010	3/31/2010	3/31/2010	3/31/2010
Exercise price	$12.00	$12.00	$12.00	$6.00	$48.00
Stock price	$30.90	$30.90	$30.90	$30.90	$30.90
Expected term(year)	4.85	4.95	4.97	4.95	7.03
Risk-free interest rate	2.48%	2.53%	2.53%	2.53%	3.29%
Expected volatility	80%	80%	80%	80%	80%

Due to the short trading history of the Company’s stock, the expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended March 31, 2010, there were no impairment charges.

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in Hong Kong and in the United States of America.

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. For the three and nine months ended March 31, 2010, the Company did not write off any uncollectible receivables. For the three months and nine months ended March 31, 2009, the Company wrote off $0 and $213,681 uncollectible receivables. As of March 31, 2010 and June 30, 2009, management did not record a reserve for allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials and supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used in the Company.  The cost of finished goods included (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2010 and June 30, 2009, the management believes that no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies to certain suppliers for raw materials purchase and construction contracts. These advances are interest-free and unsecured.

Property, plant and equipment, net

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred; while additions, renewals and betterments that extend the useful life are capitalized.  When items of plant and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Building and plant	30-40 years
Machinery and equipment	10-20 years
Other equipment	5 years
Transportation equipment	5-7 years

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Construction-in-progress includes direct costs of construction of mining tunnel improvements. Interest incurred during the period of construction, if material, is capitalized.  All other interest is expensed as incurred.  Construction-in-progress is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights.  Under the accounting standard regarding treatment of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed at least annually for impairment.

Intangible - mineral rights, net

Mineral rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons.  The Company’s coal reserves are controlled either through direct ownership which generally lasts until the recoverable reserves are depleted.

Impairment of long - lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets”.  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of March 31, 2010 and June 30, 2009, there was no impairment of long lived assets.

Warrant derivative liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and other comprehensive income (loss) as “change in fair value of warrants”.

Due the reverse acquisition on February 5, 2010 the Company adopted the provisions of an accounting standard regarding instruments that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

Prior to February 5, 2010 the existing warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. Therefore the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company has reclassified the fair value of the existing warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

Income taxes

Income taxes provided on the liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period

SINOCOKING COAL AND COKE CHEMICAL INDSUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months and nine months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Chinese income taxes

The Company’s subsidiary and VIEs are operating in the PRC and are governed by the income tax laws of the PRC and various local income tax laws (“Income Tax Laws”).  Prior to January 1, 2008, the Company’s subsidiary and VIEs are generally subject to an income tax at an effective rate of 33% (30% national income taxes plus 3% local income taxes) on taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustments.  The statutory rate has been changed to 25%, effective January 1, 2008.

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company’s coal and coke that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price, respectively.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products.  The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants were assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive income

FASB’s accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustment.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

of such principal owners and management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

DSINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 - Business acquisition

On February 5, 2010, the Company completed a share exchange transaction with Top Favour (BVI), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. Immediately prior to the closing the share exchange transaction, all of the assets and liabilities of Ableauctions.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date, the Company issued 13,117,952 of its common shares to Top Favour (BVI)’s shareholders in exchange for 100% of the capital stock of Top Favour (BVI). Prior to the share exchange transaction, the Company had 405,710 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 13,523,662 shares of common stock outstanding, and Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. Acquisition-related costs incurs to affect the business combination, including finder’s fee, advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,211,785 and accounted for as expense for the three and nine months ended March 31, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 4 – Enterprise-wide reporting

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues are as summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Coke	$8,315,510	$7,848,510	$22,268,692	$25,180,329

Coal tar	358,820	190,654		868,491
			950,348
Raw coal	6,573,164	6,493,275	17,729,428	8,806,019

Washed coal	-	1,023,121	7,192,445	1,023,121
Total	$15,247,494	$15,555,560	$48,140,913	$35,877,960

Note 5 – Concentration and credit risk

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions located in PRC and Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and June 30, 2009, the Company had cash deposits which were not covered by insurance of $6,223,342 and $5,679, respectively. The Company has not experienced any losses in such accounts.

For the nine months ended March 31, 2010 and 2009, all of the Company’s sales were generated in the PRC as well as account receivables.

For the three months ended March 31, 2010, 66.1% of the Company’s total revenues were from three major customers accounted individually for 39.2%, 18.5%, and 8.4% of total revenues, respectively. For the nine months ended March 31, 2010, 93.5% of the Company’s total revenues were from the same three major customers accounting individually for 51.2%, 30.2%, and 12.1% of total revenues, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Accounts receivable balances with those three customers accounted for 48.8%, 46.9%, and 0% of the total accounts receivable as of March 31, 2010, respectively.

For the three months ended March 31, 2009, 72.28% of the Company’s total revenues were from two major customers accounted individually of 57.3% and 14.9%, respectively. For the nine months ended March 31, 2009, 85.1% of the Company’s total revenues were from the five major customers accounted individually of 30.0%, 17.8%, 15.7%, 11.7% and 9.9%, respectively.

For the nine months ended March 31, 2010 and 2009, all of the Company’s purchases of raw materials were generated in the PRC as well as accounts payable. For the three months ended March 31, 2010, three major suppliers provided 96.4% of the raw materials purchase with each supplier individually accounted for 60.9%, 20.6% and 14.8%, respectively. For the nine months ended March 31, 2010, two major suppliers provided 56.1% of the Company’s raw material purchases with each supplier individually accounting for 33.6% and 22.5%, respectively.  As of March 31, 2010, there were no accounts payable balances associated with those suppliers.

For the three months ended March 31, 2009, two major suppliers provided 96.9% of the Company’ purchase of raw material with each supplier individually accounted for 51.4% and 45.5%, respectively. For the nine months ended March 31, 2009, three major suppliers provided 58.5% of the Company’ purchase of raw material with each supplier individually accounted for 25.0%, 20.5% and 12.9%, respectively.

Note 6 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ bank has guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the early request will incur an interest charge and a processing fee. Notes receivable amounted to $2,628,800 and $358,808 as of March 31, 2010 and June 30, 2009, respectively.

Note 7 – Inventories

Inventories as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010 (Unaudited)	June 30, 2009
Raw materials	$2,164,320	$31,994
Work in process	753,563	-
Supplies	95,005	-
Finished goods	371,169	75,193
Total	$3,384,057	$107,187

Note 8 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis and with favorable pricing.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Advances to suppliers as of March 31, 2010 and June 30, 2009 amounted to $4,686,862 and $8,364,448, respectively.

Note 9 – Prepayments for construction

Prepayment for land use right

Prepayments for land use rights are monies advanced for land acquired to expand the new coking factory. As of March 31, 2010, prepayments for land use right amounted to $5,053,815.

Prepayment for construction

Prepayments for construction are monies advanced to contractors or equipment suppliers related to the new coking factory and related facilities will be built to produce up to 900,000 tons of coke per year, coal gas-generated power, and other chemical refinery by-products.

The total contract price amounted to $35,534,168. Prepayments for construction as of March 31, 2010 and June 30, 2009 amounted to $18,308,710 and $7,462,008, respectively.

Note 10 – Property, plant and equipment, net

Property, plant and equipment as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010 (Unaudited)	June 30, 2009
Buildings and improvements	$10,033,739	$10,020,060
Mine development cost	10,606,488	5,004,179
Machinery and equipment	5,642,103	5,619,835
Other Equipment	398,194	392,019
Total	26,680,524	21,036,093
Less accumulated depreciation	(8,468,343)	(6,534,598))
Construction-in-progress	-	2,453,164
Total, net	$18,212,181	$16,954,659

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $598,573 and $369,886, respectively, and amounted to $1,924,036 and $1,322,840 for the nine months ended March 31, 2010 and 2009, respectively. Construction-in-progress at June 30, 2009 was related to Hongchang Coal’s mining tunnel improvement project costing approximately $5.42 million. This project was completed in August 2009.

Note 11 – Intangible – land use rights, net

Land use rights, net consisted of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010 (Unaudited)	June 30, 2009

Land use rights	$2,299,831	$2,296,695
Accumulated amortization	(399,276)	(350,884)
Total land use rights, net	$1,900,555	$1,945,811

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Amortization expense for the three and nine months ended March 31, 2010 amounted to $32,455 and $48,392, respectively. For the three and nine months and March 31, 2009, amortization expense amounted to $15,957 and $47,831 respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2010	$15,965
2011	63,858
2012	63,858
2013	63,858
2014	63,858
thereafter	1,629,158
Total	$1,900,555

Note 12 – Intangible - mineral rights, net

Mineral rights, net, consisted of the followings as of March 31, 2010 and June 30, 2009.

	March 31, 2010 (Unaudited)	June 30, 2009

Mineral rights	$13,119,717	$13,101,831
Accumulated depletion	(9,917,991)	(7,867,839)
Total, net	$3,201,726	$5,233,992

Depletion expense for the three months ended March 31, 2010 and 2009 amounted to $489,909 and $666, 942 respectively. For the nine months ended March 31, 2010 and 2009, depletion expense amounted to $2,038,078 and $1,628,180, respectively. Depletion expenses were charged to cost of revenue in the period incurred using unit-of-production method.

Note 13 – Short-term loans

Short-term loans represent amounts due to various banks and individuals and are due either on demand or normally within one year. These loans generally can be renewed with the banks or the individual creditors.

The Company had short-term bank loans amounted to $2,219,475 at June 30, 2009 and these loans have matured from August 2009 to March 2010. $483,450 of these bank loan balances were guaranteed by a third party and the remaining balances was guaranteed by Hongguang Power. The Company has paid off bank loan amounted to $2,219,475. Weighted average interest rates were 6.7% and 9.11% for the three and nine months ended March 31, 2010 respectively.  Weighted average interest rates were $8.89% for the three and nine months ended March 31, 2009. Total interest expense on short term loans for the three months ended March 31, 2010 and 2009 amounted to $6,599 and $133,845, respectively, and were $85,634 and $277,385 for the nine months ended March 31, 2010 and 2009, respectively. For the three months and nine months ended March 31, 2010 and 2009, no interest was capitalized into construction-in-progress.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

The Company also borrowed short-term loans from a third party, free of interest charge. As of March 31, 2010 and June 30, 2009, the loan balances due to this party amounted to $513,450 and $1,098,750, respectively.

Note 14 – Other payables and accrued liabilities

Other payables mainly consisted of payables to various contractors incurred in connection with the Company’s completed construction projects for the coal mines and its power plant. These payables for the construction projects bear no interest and are generally collateralized by the construction project in the form of mechanic’s liens.

Accrued liabilities mainly consisted of salary and utility expenses incurred.

Other payables and accrued liabilities consisted of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010 (Unaudited)	June 30, 2009

Construction payables	$264,060	$-
Other payables and accrued liabilities	572,840	744,058
Total	$836,900	$744,058

Note 15 – Taxes

Income Tax

Effective January 1, 2008, the New Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs") in the PRC. The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. Pursuant to the PRC tax law, net operating loss can be carried forward 5 years to offset future taxable income.

The PRC does not allow consolidation or group filing for corporate income tax purposes. Income and losses from members of the same consolidated group (for financial reporting purposes) are not allowed to offset one another. Therefore, total taxable income (loss) subject to actual PRC corporate tax within the consolidated group does not necessarily equal to the consolidated net income before income tax of the consolidated group. The PRC tax administration system does not necessarily retroactively recognize or allow accounting adjustments that are discovered and posted after the income tax returns are filed as additional taxable income or deductions for the tax year to which such post-filing accounting adjustments relate. The Company considers any US GAAP adjustments to its financial statements made after the statutory tax returns are filed to be permanent differences for the purpose of reconciling differences of income tax provision and actual PRC income tax liabilities.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

SinoCoking is subject to the United States federal income tax provisions. Top Favour (BVI), however, is a tax-exempt company incorporated in the British Virgin Islands, and conducts all of its business through its subsidiaries and VIEs, Hongyuan, Hongli, Baofeng Coking, Hongchang Coal and Hongquang Power.

Hongyuan, Hongli, Baofeng Coking, Hongchang Coal and Hongguang Power are subject to 25% enterprise income tax rate in China. For the three and nine months ended March 31, 2009, Baofeng Coking received an income tax exemption amounting to approximately $7,200,000. There was no such exemption received for the three and nine months ended March 31, 2010.  As approved by a local tax bureau, Hongchang Coal owed total income tax for the 12-month ended December 31, 2009 of approximately $370,000, regardless the actual taxable income in that period.

The provision for income taxes consisted of the following for the three and nine months ended March 31, 2010 and 2009:

	Three months ended March 31,		Nine months ended March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	1,283,907	3,116,723	4,213,029	3,674,429
Total provision for income taxes	$1,283,907	$3,116,723	$4,213,029	$3,674,429

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended March 31, 2010 and 2009:

	Three months ended March 31,		Nine months ended March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

U.S. Statutory rate	34.00%	34.00%	34.00%	34.00%
Foreign income not recognized in U.S.A	(34.00)%	(34.00)%	(34.00)%	(34.00%)
BVI income tax	0.00%	0.00%	0.00%	0.00%
PRC income tax	25.00%	25.00%	25.00%	25.00%
China income tax exemption	(1.37)%	(2.36)%	(3.71)%	(2.89%)
Other item (1)	(27.24)%	22.84%	(41.00)%	3.51%
Effective rate	(3.61)%	45.48%	(19.71)%	25.62%

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

(1) The (27.24%) and (41.00%) for the three and nine months ended at March 31, 2010, respectively, represents change in fair value of warrants of $39,869,662 incurred by SinoCoking in related to equity financing on February 5, 2010, and March 11, 2010. 22.84%, and the 3.51% for the three and nine months ended March 31, 2009, represents operating losses incurred by Hongquang and Hongchang. Management believes these losses may not be recovered through future operations.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of March 31, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $1,129,261 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2010 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010. The valuation allowance at March 31, 2010 was $383,949. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $45.5 million as of March 31, 2010, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

The Company incurred VAT on sales and VAT on purchases in PRC amounting to $3,069,769 and $2,043,176 for the three months ended March 31, 2010, and $2,612,684 and $531,947 for the three months ended March 31, 2009, respectively.

VAT on sales and VAT on purchases in PRC amounted to $9,675,944 and $5,252,104 for the nine months ended March 31, 2010, and $6,607,927 and $2,294,242 for the nine months ended March 31, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes Payable

Taxes payable as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010 (Unaudited)	June 30, 2009
VAT	$260,288	$502,867
Income tax	1,158,658	1,906,975
Others	246,566	272,412
Total taxes payable	$1,665,512	$2,682,254

Note 16 – Private placement equity financing

Simultaneously with the reverse acquisition, on February 5, 2010, immediately following the 1-for-20 reverse stock split and share exchange, the Company executed a private placement financing in which it

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

sold and issued 1,180,892 units for aggregate proceeds of $7,085,352, at a purchase price of $6.00 per unit, to 34 non-U.S. investors. Each unit consists of one share of common stock and a warrant (“Investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Investor warrants are exercisable for a period of five years from the date of issuance.

On March 11, 2010, the Company conducted a subsequent closing of its private placement financing in which it sold and issued 6,164,043 of its units at a purchase price of $6.00 per unit, to both U.S. and non-U.S. investors. The gross proceeds from this subsequent closing of the private placement was approximately $37 million.  Each unit consists of one share of common stock and a warrant (“Callable investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Callable investor warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price (or $18.00 per share) with an average trading volume of at least 150,000 shares of Common Stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days and the underlying shares of common stock are registered.

In connection with the foregoing, the Company entered into a registration rights agreement with the U.S. investors under which the Company agreed to file a registration statement to register both the shares of common stock, and the common stock underlying the warrants, that were issued to the U.S. investors in the financing, within 60 days after the closing date of March 11, 2010. The Company agreed to use its best efforts to have this registration statement declared effective by the Commission within 120 days, subject to certain exceptions. The Company also agreed to undertake commercially reasonable efforts to register the shares of common stock and warrants issued to the non-U.S. investors in the initial closing on February 5, 2010, was well as the securities issued to non-U.S. investors on March 11, 2010. The registration statement was filed with SEC on May 11, 2010.

Madison Williams & Company, LLC and Rodman & Renshaw, LLC, acted as joint placement agents in connection with the March 11, 2010 equity financing. Under an agreement with the Placement agents, the Company agreed to pay the placement agents a cash fee equal to 7% of the aggregate gross proceeds from the sales of securities to the U.S. accredited investors, plus reimbursement of fees and expenses, and reasonable fees and expenses.  In addition, the Company agreed to issue warrants (“Callable agent warrants”) for the purchase of up to 250,000 shares of common stock, with an exercise price of $6.00 per share. In addition, the Company issued $117,163 callable warrants to Madison Williams & Company on March 18, 2010, with an exercise price of $12.00 per share, in connection with the second closing of the financing on March 11, 2010.  Warrants issued to placement agents contain terms and provisions otherwise similar to the terms provided under the Callable investor warrants described above. The Company used the Cox-Ross-Rubinstein binomial model to value the warrants issued, which amounted to $9,751,886. In addition, the placement agents received cash payment of $2,188,391.  $3,524,206 of total payments made to the placement agents was capitalized, and $8,416,067 was charged to retained earnings.

The following table summarizes the securities issued and expenses incurred in connection with this equity financing.
	# of shares of underlying common stock	Value
Investor warrants @ 12.00	590,446	$11,898,728
Callable investor warrants @ 12.00	3,082,027	72,324,038
Total value of warrants to investors	3,672,473	84,222,766
Gross cash proceeds from Equity financing $44,069,610
Gross cash proceeds allocated to warrants		(44,069,610)
Exceeded amount charged to current period expense		$40,153,156
Common stock issued to investors	7,344,935	$-

Callable agent warrants @ 6.00	250,000	$6,791,519
Callable agent warrants @ 12.00	117,163	2,960,363
7% cash fee paid to placement agents		2,188,391
Legal fee in connection with Equity financing		75,000
Total issuance costs		12,015,273
Less beginning balance in paid in capital		(3,524,206)
Remaining amount of issuance costs charged to retained earnings		$8,491,067

Note 17 – Capital transactions

Stock split

On February 5, 2010, the Company effected a 1-for-20 reverse splits of its outstanding common shares.  All references to share and per-share data for all periods presented in the consolidated financial statements have been adjusted to give effect to the 1-for-20 common share reverse split.

Quotation on exchange

On February 8, 2010, SinoCoking’s common stock began quotation on the Over-the-Counter Bulletin Board under the new stock symbol “SCOK”.   On February 18, 2010, SinoCoking’s common stock commenced trading on the NASDAQ Capital Market under the symbol “SCOK”.

Issuance of capital stock

Immediately before the closing reverse acquisition disclosed in Note 3, the Company had 405,710 shares of outstanding common stock on February 5, 2010.

In connection with the reverse acquisition, on February 5, 2010, the Company issued 13,117,952 shares of the Company’s common stock.

In connection with the private placement equity financing disclosed in Note 16, the Company issued 1,180,892 and 6,164,043 shares of the Company’s common stock to investors at the first closing date February 5, 2010, and the second closing date of March, 11, 2010, respectively.

The Company issued 2,593 round-up shares of common stock in connection with the reverse acquisition and private placement equity financing.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Options

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

2002 Consultant Stock Plan

In 2002 the Board of Directors adopted a 2002 Consultant Stock Plan (the “Consultants Plan”). The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the registrant the opportunity to participate in the registrant’s growth by paying for such services with equity awards. The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors. Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions. The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person or with a full recourse promissory note, subject to applicable law. The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

1999 Stock Option Plan

In 1999 the Board of Directors adopted a 1999 Stock Option Plan (the “Option Plan”). The purpose of the Option Plan is to enable the Company retain the services of employees and consultants and others who are valuable to the registrant and to offer incentives to such persons to achieve the objectives of the registrant’s shareholders. The total number of shares of common stock subject to the Option Plan is 45,417. The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the registrant’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the registrant’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

On February 5, 2010, the completion date of the reverse acquisition disclosed in Note 3, there were options exercisable for 11,124 shares of the Company’s common stock outstanding.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Under the Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with exercise price of $96.00 per share and expire on November 14, 2014. Options exercisable for 273 shares of the Company’s common stock were granted on May 2, 2003, with an exercise price of $60.00 per share and an expiration date of May 2, 2010.

Under the Directors Plan, there were options exercisable to 4,792 shares of the Company’s common stock. Options exercisable for 1,666 shares of the Company’s common stock were granted on October 11, 2002, with exercise price of $36.00 per share and on expiration date of October 15, 2012. Options exercisable for 3,126 shares of the Company’s common stock were granted on November 16, 2004, with exercise price of $96.00 per share and an expiration date of November 16, 2014.

Those outstanding options were fully vested before the reserve acquisition was completed on February 5, 2010, and through March 31, 2010 no additional options have been granted or exercised.

The following consisted of the outstanding and exercisable options at March 31, 2010:

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
11,124	4.27 years	$86.00	11,124	4.27 years	$86.00

Warrants

In connection with the equity financing disclosed in Note 16, the Company issued warrants exercisable into 4,039,636 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,763 shares of the Company’s common stock (“Existing warrants”) outstanding on February 5, 2010.

The Company adopted the provisions of an accounting standard regarding instrument that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, the Existing warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. Therefore the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company reclassified the fair value of the Existing warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

The newly issued warrants exercisable into 4,039,636 shares of the Company’s common stock  were also recorded as derivative instruments on the corresponding issuance dates.

The value of warrants liabilities was $$94,322,156 at March 31, 2010.

A summary of changes in warrant activity is presented as follows:

	Existing warrants @$48.00 (1)	Investor warrants @12.00 (2)	Callable warrants @$12.00 (3)(5)	Callable warrants @6.00 (4)(5)	Total

Outstanding, June 30, 2009	-	-		-	-
Granted	36,763	590,446	3,199,190	250,000	4,076,399
Forfeited	-	-	-	-	-
Exercised
Outstanding, March 31, 2010 (unaudited)	36,763	590,446	3,199,190	250,000	4,076,399

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

(1)	The warrants underlying 36,763 shares of the Company’s common stock are exercisable at any time until April 9, 2017 and with remaining contractual term of 7.03 years as of March 31, 2010.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 4.85 years as of March 31, 2010.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 4.95 and 4.97 years as of March 31, 2010, respectively.

(4)	The warrants underlying 250,000 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 4.95 years as of March 31, 2010.

(5)
The Callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock treads at a price equal to at least 150% of the exercise price  with an average trading volume of at least 150,000 shares of Common Stock ( as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days and the underlying shares of common stock are registered.

Note 18 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation:
	3 months ended March 31,		9 months ended March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net (loss) income for earnings per share	$(36,876,262)	$3,736,643	$(25,592,586)	$10,668,137
Weighted average shares used in basic and diluted computation	15,441,258	13,117,952	14,086,729	13,117,952
(Loss) Earnings per share-basic and diluted	$(2.39)	$0.28	$(1.82)	$0.81

As of March 31, 2010, the Company had warrants and option exercisable in aggregate of 4,082,458 of the Company’s common stock. For the three and nine months ended March 31, 2010, all outstanding warrants and options were excluded from the diluted earnings per share calculation as the Company had net losses.  The Company had no warrants and options outstanding on March 31, 2009, and therefore no diluted effect on the earnings per share calculation for the three and nine months ended March 31, 2009.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (UNAUDITED)

Note 19 – Commitments and contingencies

Lease Commitment
The Company leases its office space in downtown Pingdingshan under an operating lease with a one year term, which expires on June 30, 2010.  The lease is generally renewable upon expiration and requires an up-front payment of the annual rent in the amount of $16,776 upon execution of the lease. Total future minimum rental payments as of March 31, 2010 amounted to $4,194.

Land Use Option

The Company’s VIE Hongli has an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources on December 9, 2008 to permit Hongli to acquire land use rights for up to 1,270,000 square meters of industrial-zoned vacant land in Baofeng County. Per the agreement the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000), which rights would be effective for a 50 year period. Under the agreement, the Company may, but is not obligated to, pay the foregoing amount to acquire the land use rights. Hongli may acquire rights to all or any lesser portion of the land as it may elect, and the total cost would be pro-rated accordingly. The Pingdingshan Municipal Bureau of Land and Resources granted Hongli an extension of the option exercise period November 2009, and accordingly Hongli may exercise its option to acquire the aforesaid land use rights by making payment by the end of June 30, 2010. Hongli will not incur any penalty if it does not exercise its option to acquire land use rights prior to June 30, 2010. As of March 31, 2010, Hongli had not made any payments to acquire the land use rights.

Note 20 – Statutory reserves

The laws and regulations of the PRC require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the statutory surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC Company Law, to the statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Contributions into the common welfare fund is no longer required after 2006 in accordance with PRC Company Law.

As of March 31, 2010, the Company’s subsidiary Hongli and Hongchang’s statutory surplus reserves both had reached to 50% of the entity’s registered capital and Hongguang did not make any contribution to the statutory reserve resulting from their net operating losses.

Hongchang coal is required by the PRC government to reserve certain amounts for mine reproduction maintenance based on the actual quantity of coal exploited.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of March 31, 2010 and June 30, 2009:
	March 31, 2010 (unaudited)	June 30, 2009	50% of registered capital	Future contributions required as of March 31, 2010

Hongli	$548,204	$548,204	$548,204	$-
Hongguang	-	-	1,514,590	1,514,590
Hongchang (1)	218,321	25,208	206,535	-
Statutory surplus reserve	766,525	573,412	2,269,329	1,514,590
Mine reproduction reserve	955,916	554,298	-	-
Total statutory reserve	$1,722,441	$1,127,710	$2,269,329	$1,514,590

Note (1) the difference between statutory reserve of $218,321 and the 50% of registered capital of $206,535 was due to the effect of foreign currency exchange rate.

Note 21 – Related party transactions

The Company has loans from Mr. Jianhua Lv, a majority shareholder, President and CEO of the Company, and Mr. Liuchang Yang, Director and Vice President of Hongli. Mr. Lv and Mr. Yang provided the funds for the Company’s acquisitions of the coal mine, Baofeng Coking and to fund construction of the power plant. These loans are unsecured, payable on demand and bear no interest.

The Company had paid majority of the loans related to the aforesaid business acquisitions before June 30, 2009.

The Company imputed the interest on loans from Mr. Lv and Mr. Yang based on the prevailing rate which was 8.89% for the three months and nine months ended March 31, 2009. Imputed interest on the loans from related parties amounted $8,956 and $459,792 for the three and nine months ended March 31 2009, respectively.  Imputed interest was transferred to additional paid-in capital.

Payables to Mr. Lv, and  Mr. Yang  as of March 31, 2010 and June 30, 2009 are as follows:

Due to Related Parties	March 31, 2010 (Unaudited)	June 30, 2009	Term	Manner of Settlement

Mr. Jianhua Lv	$1,313,466	$1,281,304	Short term	Cash
Mr. Liuchang Yang	225,495	259,033	Short term	Cash
Total	$1,538,961	$1,540,337

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2010 and 2009, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.  All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements”. The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue”, the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control.  Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties.  We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Overview

We are engaged in the coal energy business through our wholly owned subsidiary Top Favour Limited, a British Virgin Islands international business company (“Top Favour”), which is a holding company that, through its wholly owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), controls Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), a coal and coal-coke producer in Henan Province in the central region of the People’s Republic of China (“PRC” or “China”).  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory, and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd., which we refer to collectively as the “Baofeng Subsidiaries”.  We refer to Hongli and Baofeng Subsidiaries collectively as “Hongli Group”.  Top Favour controls Hongli Group through contractual arrangements with Hongli Group and its owners.  These contractual arrangements provide for management and control rights, and in addition entitle Top Favour to receive the earnings and control the assets of Hongli Group.  Other than the interests in these contractual arrangements, neither Top Favor nor Hongyuan has any equity interests in Hongli Group.  We refer to Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking”.

On July 17, 2009, the Company entered into a Share Exchange Agreement with Top Favour, subsequently amended in November 2009, under which it agreed to acquire 100% of the issued and outstanding shares of capital stock of Top Favour, and in exchange, the Company agreed to issue up to approximately 13.2 million shares of common stock to the former shareholders of Top Favour.  On February 5, 2010 the share exchange transaction was completed.  The reverse takeover under the Share Exchange Agreement was accounted for as reverse acquisition.  The legal acquiror was the Company and the accounting acquiror was Top Favour.   The remaining assets and liabilities outstanding of the Company prior to the reverse takeover were disposed of prior to the closing.  The financial statements of the combined company are in substance, the financial statements of Top Favour.

Note Regarding Change in Fiscal Year

On April 14, 2010, the Company changed its fiscal year end from December 31 to a new fiscal year end of June 30.  Prior to the Acquisition, Top Favour maintained a fiscal year ending June 30, and the Company maintained a fiscal year end of December 31.  In order to report its financial condition and results of operations in a manner consistent with the past accounting practice of Top Favour, the Company changed its fiscal year end to June 30.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 2 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; valuation allowances for deferred income taxes; reserves for contingencies and litigation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

Warrant Derivative Liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability.  The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and other comprehensive income (loss) as “change in fair value of warrants”.

Due the reverse acquisition on February 5, 2010 the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

Prior to February 5, 2010 the existing warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB.  Therefore the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The Company has reclassified the fair value of the existing warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value to those warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and March 31, 2010.  See Note 2 for the assumptions we used in the Cox-Ross-Rubinstein binomial model.  Due to the short trading history of the Company’s common stock following the reverse acquisition, expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

Revenue Recognition

The Company recognizes revenue from the sale of coal and coke, its principal products, at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  This generally occurs when coal is loaded onto trains or trucks at one of the Company’s loading facilities or at third party facilities.  Accordingly, management is required to apply its own judgment regarding collectability based on its experience and knowledge of its current customers, and thus exercise a certain degree of discretion.

SinoCoking’s VIE, Hongguan Power, generates electricity which is mostly used internally by Baofeng Coking.  The accounting effect of this activity is that the Company includes the cost of production of electricity in its overall operating costs.  Any surplus electricity generated by Hongguang Power is required by local regulation to be supplied and sold to the national power grid.   The value of the surplus electricity would be calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Accounts Receivables

During the normal course of business, the Company extends short-term unsecured credit to its customers, however, collection normally occurs within 90 days.  Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk.  Accounts considered uncollectible are written off.  The Company regularly reviews the creditworthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

In the past two fiscal years, based on management’s judgment regarding collectability of its accounts receivable no reserve for uncollectable accounts has been made.  If the composition and nature of SinoCoking’s customer base were to significantly change, if the Company began to extend longer term credit to its customers, if conditions became apparent that prompt management to question the collectability of accounts receivable, or any combination of these or other similar factors arise, then this could oblige management to establish a reserve for uncollectible accounts, which would have an adverse effect of the value of reported accounts receivable.

Intangible - Mineral Rights

SinoCoking capitalizes its mineral rights at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.

Mining and mine assets are a significant portion of SinoCoking’s business, and SinoCoking’s use of the “units-of-production” method of amortization has important effects on how its mining activities and assets are reported.  Under this method, the tonnage of actual coal extracted, as a percentage of estimated recoverable coal, is used to calculate depletion expense for a given period.  The remainder of estimated recoverable coal in the ground is reported as an intangible asset on the Company’s balance sheet, also based on the percentage of estimated recoverable coal that remains in the ground.  See also our discussion of estimates of recoverable coal above in “Use of Estimates”.

The Baofeng Mines were acquired for, and have a book value of $13,119,717, and an estimated total recoverable coal of 1,215,000 tons.  In the fiscal year 2010, the Company extracted a total of 188,883 tons of coal from the Baofeng Mines, which is 15.5% of the total estimated recoverable coal.  The Company recorded a depletion expense of $2,038,576 in this period.

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  (2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  (1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  (2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities.  The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers.  The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance.  Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately.  This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting.  The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three and Nine Months Ending March 31, 2009 Compared to Three and Nine Months Ending March 31, 2010

General.  In the three and nine month periods ending March 31, 2010, the Company continued its strategy of increasing its coal trading activities, while the market for coke products, in management’s view, began to recover challenging conditions in late 2008 and the first half of 2009.  In the nine month period ending March 31, 2010, the percentage of revenue was 48% from coke products and 52% from coal products, reflecting the Company’s shift toward coal product sales.  Indicating a reversal of this trend, in the three months ending March 31, 2010, the percentage of revenue SinoCoking earned was originated approximately 57% from coke products and 43% from coal products.

The Company also realized improved gross margins on coke and coal tar, although gross margins for raw coal decreased significantly as a result of coal trading activities which relied more heavily on coal sourced from third parties instead of from the Company’s own mines.

In 2008, the Henan Province mining authorities and related government bureaus conducted industry-wide coal mine safety inspections as a part of the government’s policy and efforts to reduce mining accidents and improve safety.  The Baofeng Mines were inspected in September, October and December of 2008, and during the course of these inspections, mining activity was temporarily halted or reduced.  The temporary reduction in coal extraction from the Baofeng Mines had various effects on the Company’s gross margins in 2008.  Generally, raw coal extracted from the Company’s own mines is acquired at a lower cost per ton compared to raw coal purchased on the open market from third party suppliers.  In the nine month period ending March 31, 2009, while the Company had sufficient thermal coal in stock, it had limited quantities of washed coal for coking purposes on hand.  Accordingly, during the nine months ending March 31, 2009, the Company relied more on third party sources for washed coal which it used as an input to produce coke.  Management does not immediately anticipate any additional safety inspections or pending stoppages of mining activities by the government, however, it has no means of predicting the timing, frequency or duration of safety inspections, or whether additional inspections will be conducted in the near or long term future, except that mine safety and design inspections are generally required as a routine part of the mine consolidation process, when additional mining properties are acquired.

On a macro level, management has observed the following trends, which may have a direct impact on the Company’s operations in the near future: (1) since December 31, 2008 coke prices began to recover, and have been steadily trending upwards since March 2009, (2) government-initiated policies to consolidate the coking industry are expected to accelerate, hastening the closure of small-sized and less-efficient coking facilities in China, and (3) the central government has continued to pursue policies to provide economic stimulus as necessary in order to maintain momentum and growth in domestic consumption.  Management believes these factors have been working to restore demand levels that existed prior to the sharp pullback in global economic conditions experienced in the 2009 calendar year, and that these levels will be exceeded in the long term.

Revenues.  SinoCoking’s revenues decreased by $308,066 or 1.98%, for the third quarter ending March 31, 2010, as compared to the corresponding period ending March 31, 2009.  For the nine month period ending March 31, 2010, SinoCoking’s revenues increased by $12,262,953, or 34.18%, as compared to the corresponding nine month period ending March 31, 2009.  The decrease in the quarter ending March 31, 2010 was caused by a decrease in coal product revenue in this quarter, offset by  slight increase in coke product revenue.  The increase for nine month period ending March 31, 2010 was caused primarily by a strong increase in coal product sales revenue, offset by a moderate decrease in revenue from coke sales.  In the last calendar quarter of 2008, adverse global economic conditions began affecting coal and coke demand, and these effects continued into 2009, abating in the last half of 2009.  However, coal product demand remained steady during these periods, and in response, in order to maintain profitability, in the first half of 2009 management decided to decrease coke production and increase coal sales and trading.  In the nine months ending March 31, 2010, SinoCoking increased its coal product revenue by 153.55% as compared to the same period ending March 31, 2009.  In the second half of the calendar year 2009, as market demand for coke products rebounded, market prices for coke also began to recover, peaking at $230 per ton in December 2009.  Shortly after the end of 2009, local market prices for coke products began to moderate, fluctuating between $200 to $230 per ton.  In response to these trends, the Company resumed coke production and sales, selling more coke and less coal in the quarter ending March 31, 2010.

SinoCoking’s revenues for the three month periods ending March 31, 2010 and 2009, respectively, categorized by product type (coke products and coal products), were as follows:

	Revenues

	Coke Products	Coal Products	Total
Revenues
Three Months Ending March 31, 2009	$8,039,164	$7,516,396	$15,555,560
Three Months Ending March 31, 2010	8,674,329	6,573,165	15,247,494
Increase (decrease) in US$	$635,165	$(943,231)	$(308,066)
% Increase (decrease) in US$	7.90%	(12.55)%	(1.98)%
Quantity Sold (metric tons)
Three Months Ending March 31, 2009	40,187	208,129	248,316
Three Months Ending March 31, 2010	39,585	97,934	137,519
Increase (decrease)	(602)	(110,195)	(110,797)
% Increase (decrease)	(1.50)%	(52.93)%	(44.60)%

In the nine month period ending March 31, 2010, even through SinoCoking stepped up coke production toward the end of 2009 and in early 2010, coke product revenue in this period did not surpass the levels achieved in the same nine month period in the prior year.   However, the Company nearly doubled its coal product revenue for the none month period ending March 31, 2010 as compared to the same period in the prior year.  As further discussed below, the Company increased its sales of coal products in response to market prices for coal that were considered favorable by management during this period.

SinoCoking’s revenues for the nine month periods ended March 31, 2010 and 2009, categorized by product type (coke products and coal products), were as follows:

	Revenues

	Coke Products	Coal Products	Total
Revenues
Nine Months Ended March 31, 2009	$26,048,820	$9,829,140	$35,877,960
Nine Months Ended March 31, 2010	23,219,040	24,921,873	48,140,913
Increase (decrease) in US$	$(2,829,780)	$15,092,733	$12,262,953
% Increase (decrease) in US$	(10.86%)	153.55%	34.18%
Quantity Sold (metric tons)
Nine Months Ended March 31, 2009	127,498	243,112	370,610
Nine Months Ended March 31, 2010	112,204	343,006	455,210
Increase (decrease)	(15,294)	99,894	84,600
% Increase (decrease)	(12.00%)	41.09%	22.83%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications.  Coal products include washed and raw coal, which is used by customers primarily for electricity generation and heating applications.  As used in this discussion and analysis, the “raw coal” category includes both thermal coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average sale prices for the Company’s four principal product categories were as follows, during the three month periods ending March 31, 2010 and March 31, 2009:

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Three Months Ended March 31, 2009	$204	$107	$32	$135
Three Months Ended March 31, 2010	219	220	67	n/a
Increase (decrease) in US$	15	113	35	n/a
% Increase (decrease) in US$	7.22%	105.21%	109.37%	n/a

The Company did not sell any washed coal during the three month period ending March 31, 2010, thus no average sales data is reported for that period.

Average sale prices for SinoCoking’s four principal product categories, during the nine month periods ended March 31, 2010 and March 31, 2009, were as follows:

Average Sale Prices	Coke		Coal Tar	Raw Coal	Washed Coal
Nine Months Ending March 31, 2009	$207		$149	$37	$135
Nine Months Ending March 31, 2010	207		207	62	129
Increase (decrease) in US$	0		59	24	(6)
% Increase (decrease) in US$	(0.0	) %	39.60%	64.87%	(4.44)%

Average sale prices are driven by a number of factors, including the particular composition and quality of the coal or coke sold by the Company, prevailing market prices for these products in the Chinese local and national market, prevailing market prices in the global marketplace, timing of sales, delivery terms, purchase order negotiations between the Company and its customers, and relationships with those customers.   Management believes that the changes in the average selling prices of the Company’s products in the three and nine month periods ending March 31, 2010 were primarily driven by changes in coal product composition in products sold, external market forces and the timing of sales by the Company.

Management believes that coke demand began to decrease in the latter part of 2008 due to softening demand from steel producers, and reduced demand became more pronounced in the months following.  However, since reaching lows in the third calendar quarter of 2009, coke demand has stabilized and has been steadily recovering.  The Company’s average sale prices for coke increased by approximately $15 per ton, or 7.22%, from $204 per ton to $219 per ton, during the three month period ending March 31, 2010, as compared to the same period ending March 31, 2009.  From a nine month perspective, sale prices for coke on average remained the same, at $207 per ton, from period to period.

Management generally sells coal inventory and coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms.  The average price of the raw coal was calculated based the weight of the unprocessed coal, coal by products from coal washing process, and mixed thermal coal. Since general market prices for raw coal market price were relatively stable during these periods, changes in the Company’s average prices for its raw coal reflect changes in coal product composition.  Average selling prices for the Company’s coal products are heavily influenced by changes in the mixtures of coals (with different compositions and heat content) sold to customers.

Average sale prices for the Company’s raw coal, for instance, increased significantly for the three and nine month periods ending March 31, 2010.  In this period, the percentage of raw coal sold in the form of mixtures (thermal coal, mid coal, slurry and mixtures of the foregoing) was 44% and 49%, respectively.  By contrast, in the same periods in the prior year, the percentage of total raw coal sold in the form of mixtures was 80% and 83%, respectively.  Since mixtures are generally sold at a lower price per ton (and have lower thermal value), the average price per ton of raw coal sold by the Company increased in the periods ending March 31, 2010.

Coke product revenues for the three month periods ending December 31, 2009 and 2010 were as follows:

	Coke Products
	Coke		Coal Tar	Total
Revenues
Three Months Ending March 31, 2009	$7,848,510		$190,654	$8,039,164
Three Months Ending March 31, 2010	8,315,510		358,820	8,674,330
Increase (decrease) in US$	467,000		168,166	635,165
% Increase (decrease) in US$	5.95%		88.20%	7.90%
Quantity Sold (metric tons)
Three Months Ending March 31, 2009	38,408		1,780	40,188
Three Months Ending March 31, 2010	37,952		1,633	39,585
Increase (decrease)	(456)		(147)	(603)
% Increase (decrease)	(1.18%	)	(8.26% )	(1.50%	)

Coke product revenues for the nine month periods ended March 31, 2009 and 2010 were as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenues
Nine Months Ended March 31, 2009	$25,180,329	$868,491	$26,048,820
Nine Months Ended March 31, 2010	22,268,692	950,348	23,219,040
Increase (decrease) in US$	(2,911,637)	81,857	(2,829,780)
% Increase (decrease) in US$	(11.56)%	9.43%	(10.86)%
Quantity Sold (metric tons)
Nine Months Ended March 31, 2009	121,663	5,835	127,498
Nine Months Ended March 31, 2010	107,622	4,582	112,204
Increase (decrease)	(14,041)	(1,253)	(15,294)
% Increase (decrease)	(11.54)%	(21.47)%	(12.00)%

In the quarter ending March 31, 2010, the Company’s revenue from the sale of coke products increased by 5.59%, as compared to the quarter ending March 31, 2009.  In the nine months ending March 31, 2010, the Company’s revenue from coke products showed a decrease of 11.56% as compared to the nine month period ending March 31, 2008.  The increase for the three month period was mainly due to an increase in sales price, although sales volume for three month period ending March 31 2010 decreased by 1.18%, compared to the same period in the prior year.  The Company’s average sales price for its coke products increased by $15, or 7.22% in three month period ending March 31, 2010, as compared to the same period in 2009. In the nine months ending March 31, 2010 compared with the same period ending 2009, the decrease was mainly caused by lower sales volume for coke products, which mainly affected the quarter ending September 30, 2009 and December 31, 2009.  Management believes that market demand for coke products had reached a low point in 2009, and has been steadily recovering in the last half of calendar 2009, as well as the first several months of 2010.

Since coal tar is produced as a by-product of the coking process, the reduction in the amount of coke that the Company produced resulted in a corresponding reduction in the quantity of coal tar produced and sold during the periods ended March 31, 2010.  The quantity of coal tar produced and sold decreased from 1,780 tons to 1,633 tons, or 8.26%, for the three months ending March 31, 2010, as compared to the same three month period ending March 31, 2009.  However, the Company’s average sale price for its coal tar increased in this period to $220 per ton in the three months ending March 31, 2010, as compared to $107 per ton in the same three month period in the

previous year.    For the nine month period ending March 31, 2010, the quantity of coal tar sold decreased from 5,835 tons to 4,582 tons, or 21.49%, as compared to the same nine month period ending March 31, 2009.  However, our average sale price for coal tar increased to $207 per ton in the nine months ended March 31, 2009, from $149 per ton in the same nine month period in the previous year.   It is also noted that the Company’s average sale price for coal tar for the latest period of $207 per ton has risen from the fiscal year 2009 average of $153 per ton.  The increase in average sales price was mainly due to an increase in the quality of coal tar sold, and secondarily as a result of increased overall market demand for coal tar, as prices for fossil-fuel-related products rebounded from their lows in late 2008.

Coal product revenues for the three month periods ending March 31, 2010 and 2009 were as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Three Months Ending March 31, 2009	$6,493,275	1,023,121	$7,516,396
Three Months Ending March 31, 2010	6,573,165	n/a	6,573,165
Increase (decrease) in US$	79,890	(1,023,121)	(943,231)
% Increase (decrease) in US$	1.23%	n/a	(12.55)%
Quantity Sold (metric tons)
Three Months Ending March 31, 2009	200,561	7,568	208,129
Three Months Ending March 31, 2010	97,974	n/a	97,974
Increase (decrease)	(102,587)	(7,568)	(110,155)
% Increase (decrease)	(51.15)%	n/a	(52.93)%

Coal product revenues for the nine month periods ending March 31, 2010 and 2009 were as follows:
	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Nine Months Ended March 31, 2009	$8,806,019	$1,023,121	$9,829,140
Nine Months Ended March 31, 2010	17,729,428	7,192,445	24,921,873
Increase (decrease) in US$	8,923,409	6,169,324	15,092,733
% Increase (decrease) in US$	101.33%	602.99%	153.55%
Quantity Sold (metric tons)
Nine Months Ended March 31, 2009	235,544	7,568	243,112
Nine Months Ended March 31, 2010	287,084	55,922	343,006
Increase (decrease)	51,540	48,354	99,894
% Increase (decrease)	21.88%	638.93%	41.09%

SinoCoking sharply increased its sales, both in terms of revenue and volume, of coal products in the nine month period ending March 31, 2010, as compared to the same period in the prior year, particularly in the last half of calendar 2009.  During this period, raw coal and washed coal market prices trended upward in the months leading up to the end of 2009, due to colder weather which led to high demand for thermal coal.  Management viewed these winter periods in 2008 and 2009 as a favorable environment for coal trading.  In late 2008 and 2009, the Company took the opportunity to sell thermal coal (included under the “raw coal” category) to its customers at prices above seasonal and annual norms, during winter months when the market supply for thermal coal was tight.  The Company sold coal inventory consisting of both coal acquired from third party suppliers, as well as coal extracted from its own mines.  The Company sold 97,974 tons of various mixtures and composites of raw coals and realized approximately $6.57 million in revenue during the three months ending March 31, 2010, resulting in a 1.23% increase in revenue from the sale of raw coal as compared to the same period in the previous year.  The Company did not sell any washed coal during the three month period ending March 31, 2010, since toward the end of 2009 washed coal was stockpiled and consumed by the Company for the manufacture of coke, which was stepped up in response to changing market conditions in the quarter ending March 31, 2010.  In the quarter ending March 31, 2009, the Company also sold washed coal, and sourced other washed coal meeting certain criteria, from third party providers for purposes of creating washed coal mixtures suitable for its coking operations.

In the nine month period ending March 31, 2010, SinoCoking’s results reflect the Company’s strategy of selling a larger volume of coal products relative to coke products, especially during the last half of calendar 2009.   During that time period, the Company built its inventory of raw coal (especially thermal coal) from both its mining operations and open market purchases, which it anticipated during the winter months.   During the nine months ending March 31, 2010, SinoCoking sold 287,084 tons of various mixtures and composites of raw coal and realized approximately $17.7 million in revenue from these sales, generating a 101.33% increase in revenue from the sale of raw coal as compared to the same period in the previous year.  SinoCoking sold approximately 55,922 tons of washed coal during the nine month period ended March 31, 2010, and generated approximately $7.2 million in revenue from these sales, compared to approximately $1 million washed coal sales in the same nine month period in the prior year.  In the late calendar year 2009, SinoCoking did not sell any washed coal, because at such time inventories of washed coal were already considered to be low, and instead of selling its washed coal inventory the Company opted to maintain minimum stockpiles that was considered by management to be sufficient to ensure an adequate buffer of supply for its coking operations.  Mine safety inspections conducted by the provincial mining authorities toward the end of 2008 temporarily reduced the volume of raw coal extracted from the Baofeng Mines, prompting SinoCoking to rely on third party vendors for a large portion of its supply of washed coal for coking purposes.  In 2009, as discussed, the Company stepped up its coal trading activities, and began buying and selling more coal products in order to boost revenue and maintain cash flow and profitability.  Management believes that in the quarter ending March 31, 2010, the Company’s patterns of washed coal purchases and sales from third parties began to normalize, as it began to utilize washed coal consisting of a mixture of coal from its own mines and coal sourced from third parties, to supply its coking operations.

Cost of Revenue.  Cost of revenue increased from $8,317,622 to $9,605,889 for the three months ending March 31, 2010, as compared to the same period ending March 31, 2009.  Cost of revenue increased from $19,632,301 to $27,411,765 for the nine months ending March 31, 2010, as compared to the same period ending March 31, 2009.  These increases in cost of revenue were primarily a result of a sharp increase of coal product sales, offset by a reduction in coke product sales.  In order to meet customer demand for coke products, the Company increased its purchase of raw coal from external suppliers, resulting in a higher cost of inputs compared to raw coal sourced from its own coal mines.

Gross Profit.  Gross profit decreased by $1,596,333 or 22.06%, to $5,641,605 in the three month period ending March 31, 2010 from $7,237,938 in the corresponding period ending March 31, 2009. Gross profit increased by $4,483,489 or 27.60%, to $20,729,148 in the nine month period ending March 31, 2010 from $16,245,659 in the corresponding nine month period ending March 31, 2009.  The gross profit decrease in three month period ending March 31, 2010, as compared to the same period in 2009 was mainly because of the decrease of the coal product revenue.  The gross profit increase in the nine month period ending March 31, 2010, as compared to the same period in 2009 was mainly because of an overall increase in revenue from coal product sales.

Gross profit as a percentage of revenue, or gross margin, across all product categories decreased to 37.00% in the three month period ending March 31, 2010 from 46.53% in the same period ending March 31, 2009.  In the nine month period ending March 31, 2010, gross profit as a percentage of sales, across all product categories decreased to 43.06% in the six month period ending December 31, 2010 from 45.28% in the same period ending March 31, 2009.

The following table summarizes gross profit as a percentage of revenue (or gross margin) within each product category, for the nine month periods ending March 31, 2009 and 2010:

Gross Margin by Product Category
	Nine Months Ending March 31,
	2009	2010
Raw Coal	43.60%	32.14%
Washed Coal	16.64%	35.52%
Coke	47.20%	48.15%
Coal Tar	40.23%	48.15%
Across all product categories:	45.28%	43.06%

The decrease in overall gross margin is attributable to a reduction in raw coal gross margins, coupled with the fact that the Company sold more coal products, which increased the relative importance of gross margins from coal products.  Management notes that coke product margins improved, however, in the nine month period ending March 31, 2010, the Company sold less coke compared to the same period in the prior year.

Raw coal gross margins fell sharply from 42.98% in the nine month period ending March 31, 2009, to 32.14% in the nine month period ending March 31, 2010.  Management attributes this decrease to the fact that in the latest nine month period, SinoCoking stepped up its coal trading activities, buying and selling raw coal on the open market.  The Company sharply increased the amount of raw coal sold in the latest nine month period, although this coal was sold at thinner margins.  Management estimates that approximately 53% of the raw coal it sold in this period originated from third party vendors, while 47% originated from the Company’s own mines.  In the nine month period ending March 31, 2009, by contrast, at such time the Company had already built up a significant level of inventory of raw coal extracted from its own mines, which it sold at higher profit margins during that period.  Among the raw coal sold in nine month period ending March 31, 2009, management estimates that 69% of this raw coal originated from the Company’s own mines, while only 31% of it was acquired from third party suppliers.

Washed coal gross margins were 35.52% in the nine month period ending March 31, 2010.  In the nine month period ending March 31, 2009, during the mine safety inspections of late 2008, SinoCoking’s requirements for washed coal for coking purposes exceeded its supplies, and so it purchased washed coal from third party vendors to support its coke production, and therefore increased the average cost of the washed coal.

Coke gross margins improved slightly to 48.15% in the nine month period ending March 31, 2010, as compared to 47.20% in the same nine month period in the prior year.  Management attributes the increased gross margin on coke production to a reduction the average cost of inputs in the nine month period ending March 31, 2010, namely, washed coal for coking purposes.  In this period, the Company was able to source more washed coal from its own mines at lower cost, compared to washed coal sourced from third party suppliers.  Additionally, an increased average selling price for the Company’s coke products positively contributed to the increase in gross margin. Thus, even though there were strong increases in market prices for washed coal, since the Company was able to control the cost of its inputs for coking by obtaining an increased portion of its supply of washed coal from its own mines.

Coal tar gross margins increased to 48.15% in the six month period ending December 31, 2009, from 40.23% in the nine month period ending March 31, 2009.  Management attributes this mainly to higher quality coal tar produced by the Company during this period.  Secondly, average market prices in general for coal tar increased, which management believes is due to higher market demand for this category of products.

Operating Expenses.  Operating expenses, which consisted of selling expenses and general and administrative expenses, increased by $1,196,141, or 443.88% , and $920,542, or 70.61% in the three and nine-month periods ending March 31, 2010, respectively,  as compared to the same periods ending March 31, 2009.  The significant increase is mainly due to acquisition-related costs of $1,211,785 in connection with the reverse acquisition completed on February 5, 2010.  Excluding the effect of the one-time acquisition-related costs, operating expenses slightly decreased by $15,644 for the quarter ended March 31, 2010 comparing to the quarter ended March 31, 2009.  For the nine months ended March 31, 2010, operating expense, without the acquisition-related costs, decreased by $290,787 or 22.31% compared to the same period ended March 31, 2009, and was mainly because the Company wrote off $213,681 uncollectible receivable in fiscal year of 2009, and there was no such bad debt written-off incurred in the same period of fiscal year 2010.

Other Income and Expense.   Other income and expense contains finance expense, net, income and expense not directly related to the Company’s main operations, and change in fair value of warrants.

Finance expense decreased by $96,205, or 91.73% from $104,871 for the quarter ended March 31, 3009 to $8,666 for the quarter ended March 31, 2010, reflecting a lower average balance of outstanding short-term borrowing from $4.4 million to $513,450.  Finance expenses decreased by $615,152, or 83.15% from $739,781 in the nine-month period ended March 31, 2009 to $124,629 in the same period ended March 31, 2010.  This decrease was mainly driven by lower average outstanding loan balances, including bank loans and loans from related parties. For the nine-month period ended March 31, 2009, the Company imputed interest expense of $459,792 relating to loans borrowed from the related parties.  A majority of borrowings from related parties were repaid in the third quarter of the fiscal year of 2009, therefore, there was no such expense was charged in the nine-month period ended March 31, 2010.

The Company had $10,230 other expense in the three-month period ended March 31, 2009 and $109,980 other income for the same period ended March 31, 2010, increase of $120,210, or 1,175.07%. The Company received $109,980 which was accounted for as bad debt expense in the prior year. Other income decreased by $30,560 or 21.77% from $140,351 in the nine-month period ended March 31, 2009 to $109,791 in the same period ended March 31, 2010. Other income recorded in the nine months ended March 31, 2009 represented $140,000 government grant received by the Company. Other income recorded in the nine-month period ended March 31, 2010 represented the recovery of uncollectible accounts which was charged to bad debt expense in prior years.

Change in fair value of warrants amounted to $39,869,662 and $39,869,662 for the three and nine months ended March 31, 2010, respectively. The Company had no such loss for the same periods in prior year.  In connection with the Private placement equity financing disclosed in Note 16, the Company issued warrants exercisable 4,039,636 of the Company’s common stock on February 5, 2010 and March 11, 2010. As a result of the reverse acquisition disclosed in Note 3, the functional currency of the Company changed from US dollar to RMB start from February 5, 2010, the completion date of the transaction. The Company’s warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of those warrants needs to be recognized currently in earnings and the warrants were recorded as derivative instrument.  The Company used the Cox-Ross-Rubinstein binomial model to value the warrants issued in related to the Equity financing, and resulted in $84,222,766 on the warrant issuance dates. Gross cash proceeds from this Equity financing was approximately $44 million and 100% allocated to the warrants issued. The exceeded value of warrants of $40,153,156 was changed to loss in change in fair value of warrants. The Company adjusted the warrant liability to reflect its fair value at March 31, 2010, and as such, $283,494 gain on changes in fair value of warrants was recorded for the three and nine months ended March 31, 2010.

Provision for Income Taxes.   Provision for income taxes decreased by $1,832,816, or 58.81% for the three months ending March 31, 2010, as compared to the same period ending March 31, 2009, due primarily to lower taxable income caused mainly by a decrease in the company’s gross profit for the three months ending March 31, 2010.  Provision for income taxes increased by $538,600 or 14.66%, for the nine months ending March 31, 2010, as compared to the same period in 2009, also for the reasons stated above, in addition to the fact that the Company received a tax exemption in the amount of approximately $7 million, where no such exemption had been received in the corresponding period ending March 31, 2010.

Net (loss) income.  Net loss, which included the effect of a one-time charge against income in the amount of $40.1 million relating to the issuance of investor warrants in the $44 million private placement in March 2010 (shown below as “change in fair value of warrant liabilities”), was $36,876,262 and $25,592,586, for the three and nine months ending March 31, 2010, respectively.

The Company uses non-GAAP adjusted net (loss)/income to measure the performance of the Company’s business internally by excluding non-cash charges related to warrants, and  believes that the non-GAAP adjusted financial measure allows the Company to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing this non-GAAP measure that the Company uses internally is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by the Company’s management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, the Company compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (loss) income	$(36,876,262)	$3,736,643	$(25,592,586)	$10,668,137
Change in fair value of warrant liabilities	39,869,662	-	39,869,662	-
Adjusted net income	$2,993,400	$3,736,643	$14,277,076	$10,668,137
(Loss) earnings per share- basic and diluted	$(2.39)	$0.28	$(1.82)	$0.81
Change in fair value of warrants liabilities	2.58	-	2.83	-
Adjusted (loss) earnings per share - basic and diluted	$0.19	$0.28	$1.01	$0.81
Weighted average number of common shares - basic and diluted	15,441,258	13,117,952	14,086,729	13,117,952

Adjusted net (loss) income.  Excluding those non-cash expenses, adjusted net income for the three and nine months ended March 31, 2010 was approximately $3.0 million and $14.28 million, respectively, and resulted in $0.19 and $1.01 earnings per share for the three and nine months ending March 31, 2010.

For the three month period ending March 31, 2010, adjusted net income declined to $2,993,400 from $3,736,643 in the same three month period in the prior year, representing a decrease of $743,243.  The decrease in adjusted net income was primarily due to acquisition-related costs in the amount of approximately $1.2 million as stated above, a slight decrease in overall revenue, and a slight decrease in gross margins.  These were offset by a decrease in reserve for bad debt and a decrease in financing expenses as stated above.

For the nine month period ending March 31, 2010, adjusted net income increased to $14,277,076 from $10,668,137 in the same nine month period in the prior year.  This increase in adjusted net income was mainly because of an increase in revenue from the sale of coal products during this period, offset by acquisition-related costs incurred in March 2010.

Liquidity and Capital Resources

Nine Months Ending March 31, 2010 Compared to Nine Months Ending March 31, 2009

Net Cash Provided by (used in) Operating Activities

Net cash provided by operating activities for the nine months ending March 31, 2010 increased to $10,200,824 compared to the amount of negative $2,973,692 for the same period ending March 31, 2009, resulting in a net increase of $13,174,516.  The primary reasons were the decrease of the of the prepayment to the suppliers and net income for operation The increase was offset by increase in account receivable, notes receivable, and inventories, and decrease in customer deposit and taxes payable. The result reflects the situation that during the beginning of the calendar year 2009, the Chinese domestic coke market was affected significantly by the global financial crises. On the supplier side, the company had to pay in advance to the supplier all the money, and to the customer side the company had to give more flexible credit. With the global economy warming up, the situation became better.  In addition, the Company made $4.4 million tax payment during the nine month ended March 31, 2010, while it was $2.9 million in the same period of prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine month period ending March 31, 2010 increased to $19,041,739 from $1,408,658 in the same period ending March 31, 2009.  The primary use of funds for the period ending March 31, 2010 was for payments associated with capital expenditures, including the purchase of new coking equipment, prepayment for the constructing the new coking site, and mining facility improvements.

Net Cash (provided by) Financing Activities

Net cash used in financing activities for the nine month period ending March 31, 2009 was $148,489.  The Company borrowed $2,389,059 from the bank in the period ending March 31, 2009, and repaid  bank loans in the amount of $726,392, and also the loans from related parties Mr. Yang Liuchang and Mr. Lv Jianhua in the amount of $1,811,156.  Net cash provided by financing activities for the nine month period ending March 31, 2010 was $38,964,185. The Company received $44 million from the equity financing, and paid out approximately $2.3 million in related to this financing. The company also repaid $2,842,034 in total to the bank and related parties in the nine months ended March 31, 2010.

Capital Resources

Funding for the Company’s business activities has historically been provided by cash flow from operations, and short-term bank loan financing, and loans from individuals including from its major shareholder Mr. Lv and Mr. Liuchang Yang, who is a director of the Company.

The Company does not have any outstanding loans under lines of credit as of March 31, 2010.

Part of the business plan of the Company is to grow its business through (1) expansion and modernization of its production facilities, to achieve greater energy efficiency and lessen environmental impact; (2) recapturing of more coking by-products for refinement into useful industrial chemicals, and to produce more high value-added chemical products, and (3) potentially acquire other coal mines to source of raw materials.  Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

SinoCoking has commenced action on two major initiatives as a part of its growth plan, that are expected to require capital resources:

1.	New Coking Facility. On March 3, 2010, SinoCoking announced that it began construction of its new coking facility to be located near the Company’s current facilities in Pingdingshan City. The Company estimates that the new coking facility will cost approximately $70 million to complete, and as described elsewhere in this report, is expected to begin production of metallurgical and chemical coke, coal gas and various chemical products by early 2011.

2.
Mine Acquisitions.  On February 19, 2010, SinoCoking announced its plan of acquisition, in which it will seek consolidation of coal mines in the Henan province with a production capacity of below 300,000 tons per year, as a part of a general policy in the coal mining industry in China to improve production efficiency and improve safety.  On that date, SinoCoking announced ten private company targets with an aggregate licensed production capacity of 1.5 million tons of coal per year.  The Company intends to acquire a controlling stake in selected private mine-owning companies using cash, its common stock, or a combination of both as consideration for these acquisitions.

In the quarter ending December 31, 2009, the Company had received a letter of intent from the Pingdingshan Rural Cooperative Bank, confirming the bank’s intention to loan the Company up to 300 million RMB (approximately USD $42 million), unsecured at an annual interest rate of 5.2% to finance the construction of its new coking facility.  In the first quarter of 2010, SinoCoking raised $44 million in gross proceeds from the sale of common stock and warrants.

SinoCoking’s management presently anticipates that its recent equity issuance, its access to credit, and cash flow from operations, together will provide sufficient capital resources to pursue and complete the construction of its new coking facility and proposed mine acquisitions.  As noted above, the Company may rely on the issuance of shares of its common stock as consideration for the acquisitions.

Capital Expenditures

During the nine month period ending March 31, 2010 the Company had capital expenditures of $19.0 million and the same period ending March 31, 2009 it had capital expenditures of approximately $1.4 million.  These capital expenditures were made in order to purchase vehicles, mining equipment and coking equipment for the company’s coal and coke production sites.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivative financial instruments and has no foreign exchange contracts.  The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations.  The company generally considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates.  The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term obligations.  Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities.  At March 31, 2010, the company had approximately USD $30 million in cash, however, the Company expects to deploy this cash during 2010 for its construction projects and other expansion plans.  A hypothetical 10% increase or decrease in applicable interest rates would not have a material impact on the company’s earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate.  All of the sales and inputs of the Company are transacted in Renminbi (“RMB”).  As a result, changes in the relative values of U.S. Dollars and RMB affect the company’s reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes.  However, since the Company conducts its sales and purchases inputs in RMB, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins.  The Company does not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Commodity Prices.  The Company is a coal and coke producer, and as discussed elsewhere in this report, its business is affected by prevailing market prices for coal and coke.  However, the Company does not currently engage in any hedging activities, such as futures, forwards, or options contracts, with respect to any of its inputs or the products it sells.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of such date.

Since the Company’s Acquisition and change of management on February 5, 2010, at which time the financial results of the Company’s coal and coking operations (formerly a privately owned business in China) first became consolidated, management has been working diligently to evaluate and put in place disclosure controls and procedures for its coal and coking business that would meet the standards of effectiveness as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Management anticipates that this process will be completed on or before the end of the Company’s current fiscal year.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our financial reporting process includes certain procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, however, since prior to February 5, 2010 our coke and coal producing business was owned and operated as a private company, and began reporting its results as a public company only recently since February 5, 2010, our management currently is in the process of evaluating and revising our internal controls over financial reporting.  Management conducted a review and evaluation of these internal controls at March 31, 2010, and found material weaknesses.

As of March 31, 2010, we have identified material weaknesses involving internal controls over financial reporting are, specifically:

1.   Accounting and Finance Personnel Weaknesses.  Our current accounting staff is relatively inexperienced, and requires substantial training in order to meet demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

2.   Lack of Internal Audit Function.  The Company lacks qualified resources to perform its internal audit functions properly.  At the present time, the Company lacks an internal audit department, and this renders the Company ineffective in preventing and detecting potential control lapses and errors in key areas of its financial reporting.

As we are still in the process of conducting our review and evaluation of our internal controls over financial reporting, we have not completed a list of our proposed remediation procedures necessary to address all material weakneses.  We anticipate that we will satisfactorily address the control deficiencies and material weaknesses relating to these matters within the next six months, although there can be no assurance that compliance will be achieved in this time frame.  Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent errors and omissions, even as the same are improved to address any deficiencies and/or weaknesses.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and errors and omissions, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Notwithstanding the present material weaknesses in internal controls, management, to the best of its knowledge, believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statements of a material fact or omit any material fact, and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

Except for the remedial actions being taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

           We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 1A.	RISK FACTORS

The reader should carefully consider the risks described below together with all of the other information included in this report.  The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment.

Risks Related To Business

Our business and results of operations are dependent on coal and coke markets, which may be cyclical.

The principal source of our revenue is from the sale of coal and coke within China (or the “PRC”), thus the business and operating results are highly dependent on domestic Chinese demand for coal and coke.  The Chinese coal and coke markets are cyclical and exhibit fluctuation in supply and demand from year to year.  They are subject to numerous factors beyond our control, including, but not limited to, general economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries.  These factors are also linked to or influenced by global economic conditions.  Fluctuations in supply and demand for coal and coke affect their prices, which in turn affect our operating and financial performance.  We have seen substantial price fluctuations in these commodities in the past and believe that such fluctuations may continue.  The demand for coal and coke are primarily influenced by the pace of domestic economic growth and development, and the demand for coal and coke from the power, steel, and construction industries.  The supply of coal and coke, on the other hand, are primarily affected by the geographic location of coal mines, the volume of coal and coke produced by the domestic and international coal suppliers, tariffs duties and trade controls, value-added taxes (VAT) imposed on imports, international freight costs, and the quality and price of competing sources of coal and coke.  Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar, also have influences on the market demand for coal and coke.  Excess supply of coal or coke or significant reduction in the demand for our coal or coke by domestic power or steel producers may have an adverse effect on their prices, which would in turn cause a decline in our profitability.  In addition, any significant decline in PRC domestic coal or coke prices could materially and adversely affect our business and results of operations.

Our mining and coking operations are inherently subject to changing conditions that can affect our profitability.

SinoCoking’s mining and coking operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability.  SinoCoking is exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel.  In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results.  Prolonged disruption of production at the mine would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

●	sustained high pricing environment for raw materials, including, among other things, diesel fuel, explosives and steel;

●	changes in the laws and/or regulations that we are subject to, including permitting, safety, labor and environmental requirements;

●	labor shortages; and

●	changes in the coal and coke market and general economic conditions.

Our coal and coke operations are extensively regulated by the PRC government and government regulations may limit its activities and adversely affect its business operations.

SinoCoking’s coal and coke operations, like those of other Chinese natural resources and energy companies, are subject to extensive regulations administered by the PRC government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport).  These controls affect the following material aspects of our operations:

●	exploration, exploitation and mining rights and licensing;

●	rehabilitation of mining sites after mining is completed;

●	recovery rate requirements;

●	industry-specific taxes and fees;

●	target of our capital investments;

●	pension funds appropriation; and

●	environmental and safety standards.

We believe that our operations are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central, provincial or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures by us to comply.  We may face significant constraints on its ability to implement its business strategies or to carry out or expand business operations.  We may also be materially and adversely affected by future changes in certain regulations and policies of the PRC government in respect of the coal or coke industry.  New legislation or regulations may be adopted that may materially and adversely affect our operations, our cost structure or demand for our products.  In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The PRC government has become increasingly concerned with mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate internal safety measures, and as reflected by the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines.  Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or customers’ ability to use coal and may require its customers to significantly change operations or to incur substantial costs.  In 2008, the Henan Province mining authorities and related government bureaus conducted industry-wide coal mine safety inspections as a part of the government’s policy and efforts to reduce mining accidents and improve safety.  The Baofeng Mines were inspected in September, October and December of 2008, and during the course of these inspections, mining activity was temporarily halted or reduced.  This and future interruptions in coal extraction due to mining safety inspections, albeit temporary, may have a material effect on the Company’s financial results and operations.

The Henan Province Pingdingshan Municipal Bureau of Land and Resources will require coking factories with a furnace height of less than 4.3 meters to phase out their operations in the next two to three years.  SinoCoking’s existing coking furnace is 3 meters in height and as a result, we plan to phase out our existing coking factory in the next two to three years, and replace these facilities with a new coking facility that exceeds these regulatory standards.  These government regulations will not affect our mining or coal washing operations.

SinoCoking’s future success may depend substantially upon our ability to successfully build and operate the new coking factory and related facilities.

A central element of our business plan involves the construction and operation of a new coking factory and related facilities.  We commenced construction of this new factory and related facilities on March 3, 2010.  While we believe the successful completion of the construction of these facilities as planned will be profitable, prior to completion there can be no assurance that SinoCoking will be able to complete construction as planned or operate the coking factory, or that if completed we will be able to operate the new factory profitably.  The future profitability of our coking operations will also depend on our ability to secure washed coal on a cost-effective basis.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal and coke products, SinoCoking is subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China.  These laws and regulations:

●	impose fees for the discharge of waste substances;

●	require the establishment of reserves for reclamation and rehabilitation;

●	require the payment of fines for serious environmental offences; and

●
allow the Chinese Government, at its discretion, to close any facility that fails to comply with environmental regulations or government orders, requiring such facilities to comply or cease operations.

Our operations may produce waste water, gas and solid waste materials. Currently, the PRC government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards.  Our current amounts of capital expenditure for environmental regulatory compliance may not be sufficient if additional regulations are imposed and may need to allocate additional funds for such purpose.  If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases.  Efforts to control greenhouse gas emission in China could result in reduced use of coal and coke if customers switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our businesses and have a material adverse effect on results of operations.

Demand for coal and coke and their respective prices are closely linked to consumption patterns of the power and steel industries in China.   Any changes in consumption patterns could affect our operations and profitability.

Demand for coal and coke and the prices that we will be able to obtain for the products are closely linked to consumption patterns of the power generation and steel industries in China.  These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar.  Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability.

If transportation for our coal or coke becomes unavailable or uneconomic for our customers, our ability to sell our products could suffer.

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make our products a less competitive source of energy or could make some of our offerings less competitive than other sources of coal or coke.  We rely upon trucking, national, provincial and local highways and roadways, and the national railway system to transport our products.  Regulation of, and the overall cost of using these forms of transportation may be outside of our control, changes in the accessibility and cost of these forms of transportation could affect our ability to deliver our products to our customers, and thus the attractiveness of our products relative to competing alternatives.  In addition, these modes of transportation depend upon the support of the national, provincial and local governments for their maintenance and operation, and their reliability will depend on the actions and resources of these governments.

Risks inherent to mining could increase the cost of operating our business.

Our mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining for varying lengths of time.  These conditions include weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions.

As with all companies that have coal mining operations, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity to spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns.  Although the Company has conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of coal output or the temporary suspension of operations.

We may suffer losses resulting from industry-related accidents and lack of insurance.

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems.  As a result, our operations, like other coal mining and coking companies, could experience accidents that cause property damage and personal injuries.  Although the Company has implemented safety measures at our operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 9.6% of employees’ total remuneration for employees’ health insurance, there can be no assurance that industry-related accidents will not occur in the future.

The Company does not currently maintain fire, or other property insurance covering our properties, equipment or inventories. In addition, the Company does not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties.  Any uninsured losses and liabilities incurred by the Company could have a material adverse effect on our financial condition and results of operations.

SinoCoking’s ability to operate effectively could be impaired if the Company loses key personnel or fails to attract qualified personnel.

The Company manages our business with a number of key personnel, the loss of any of which could have a material adverse effect on operations.  In addition, as business develops and expands, the Company believes that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  The Company cannot assure that key personnel will continue to be employed by or that the Company will be able to attract and retain qualified personnel in the future.  We employ our key personnel on an at-will basis, which means that either the Company or the employee may generally terminate the employment relationship at any time for any reason.  Accordingly, if we are not able to effectively fill vacancies of departing key persons, our business may be impaired.  Further, we note that our management is heavily dependent on the skills, experience, contacts, and business relationships of our founder and Chief Executive Officer, Mr. Jianhua Lv.  Accordingly, the loss of our CEO could cause significant impairment to the business of our Company.

A downturn in global economic conditions may materially adversely affect our business and results of operations.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced significant disruption in the past year, including among other things, heightened volatility in security prices, constrained liquidity and credit availability, rating downgrades of certain investments and declining values of others. The Company is unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses in a number of ways that could result in unfavorable consequences to the Company.  Adverse global economic conditions, including within the PRC, could negatively affect commodity prices, or may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales volumes or prices, materially and adversely affecting results of operations and cash flows. Volatility and disruption of global financial markets could limit customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect results of operations and cash flow.  In addition, a decline in our customers' ability to pay as a result of an economic downturn may lead to increased difficulties in the collection of accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Certain of our shareholders control a significant amount of our common stock.

Approximately 32% of our outstanding common stock is controlled by one holding entity, of which our founder and Chief Executive Officer, Mr. Jianhua Lv is a director and beneficiary.  Accordingly, Mr. Lv presently has significant relative voting power and influence over any action requiring shareholder approval, including the election of our directors.

If the Company makes any acquisitions, it may disrupt or have a negative impact on the business.

If the Company makes acquisitions, it could have difficulty integrating personnel, operations of the acquired companies with its own.  In addition, the key personnel of the acquired business may not be willing to work for the Company.  SinoCoking cannot predict the affect expansion which may have on our core business.  Regardless of whether the Company is successful in making one or more acquisitions, the negotiations could disrupt our ongoing business, distract the management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

● delays and waiting periods associated with required safety inspections, as well as government licensing or permitting procedures;
● the difficulty of integrating acquired resources, products, services or operations;
● the potential disruption of the ongoing businesses and distraction of the management and the management of acquired companies;
● the difficulty of incorporating acquired resources, facilities, operations or products into the existing business;
● difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
● difficulties in maintaining uniform standards, controls, procedures and policies;
● the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
● the effect of any government regulations which relate to the business acquired;
● potential unknown liabilities associated with acquired businesses and the associated operations, or the need to spend significant amounts to retool, reposition or modify the existing operations; or
● the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to the acquisition.

For instance, as a required part of the process of consolidating mines in China, a consolidator is required to undergo safety inspections which apply to its existing and operating mines as well as acquired mines.  These government inspections, as well as the required permitting and permitting process, may require substantial time to complete, and this may cause interruptions our coal mining operations.  Further, if safety issues are identified by government mine inspection authorities, we may be required to undertake costly and time-consuming remedial measures in order to restore production.

Our business could be impaired to the extent that management is unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract the management and employees, increase our expenses and adversely affect our results of operations.

A large portion of our current revenue is derived from relatively few customers.

SinoCoking depended on four major customers for a substantial portion of its revenue in fiscal 2009.  Nonrenewal or termination of SinoCoking’s arrangements with these customers may have a materially adverse effect on SinoCoking’s revenue.  In the event that any one of its major customers does not renew or terminates its arrangement with SinoCoking, there can be no assurance that SinoCoking will be able to enter into another arrangement similar in scope.  Additionally, there can be no assurance that SinoCoking’s business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

Risks Related To Doing Business in China

Our operations are primarily located in China and may be adversely affected by changes in the policies of the PRC government.

The political environment in the PRC and the policies of the PRC government may adversely affect our business operations.  The PRC has operated as a socialist state since 1949.  In recent years, however, the government has introduced economic reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  These effects could substantially impair our business, profits or prospects.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The PRC government exerts substantial influence over the manner in which companies in China must conduct their business activities.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities.  The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and if this were to occur, we could be required to divest the interests we then hold in Chinese properties or joint ventures.  Any such developments could have a material adverse effect on our business, operations, financial condition and prospects.

Future inflation in China may inhibit economic activity and adversely affect our operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect our business operations and prospects.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

The Renminbi is not a freely convertible currency at present.  We receive all of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC.  Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”).  “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered “current account transactions.”  Other non-current account items, known as “capital account” items, remain subject to SAFE approval.  Under current regulations, we can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government.  We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting Renminbi in a timely manner.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve our business objectives.  There can be no assurance that we will be able to enforce any legal rights it may have under our contracts or otherwise.

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses and licenses and/or permits specific to our industry.  The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.  Mining licenses in China are generally subject to periodic renewal, and license fees associated with renewal may be subject to negotiation between the Company and the relevant government authorities.  The government may in the future decide to increase these fees, or impose levies or surcharges on coal mine and mineral extraction rights.  No assurance can be given regarding the timing or magnitude of these types of government actions.

Price controls may affect both our revenues and net income.

The laws of the PRC provide the government broad power to fix and adjust prices.  Although coal and coke are not presently subject to direct price controls by the PRC government, we cannot give any assurance that these products will not be made subject to such controls in the future.  To the extent that these products are subject to price controls, our revenue, gross profit, gross margin and net income may be adversely affected since the revenue we derive may become limited and we may face no limitation on our costs.  In such a scenario, we may not be able to pass on any increases in costs to our customers.  Further, if price controls affect both the revenue and the costs, our ability to operate profitably and the extent of the profitability will be effectively subject to determination by the applicable PRC regulatory authorities.

Since our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Our directors and executive officers reside in the PRC and all of our assets are located in the PRC.  It may therefore be difficult or impossible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

Since we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

At present, business insurance is not readily available in the PRC.  To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Since our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  As a result, in the event of a bank failure, we may not have access to funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to cash could impair operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which SinoCoking might be held responsible.  If our employees or other agents are found to have engaged in such practices, SinoCoking could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in Renminbi, thus our functional currency is the Renminbi, while our reporting currency is the U.S. dollar.  The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 17% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and March 23, 2009.  However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.  To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Risks Related to an Investment in Our Securities

Since we have broad discretion in how we can use the net proceeds from our recent USD $44 million private placement financing, we may use the net proceeds in ways in which the shareholders might disagree.

We intend to use the net proceeds from our recent financing principally for construction of a new coking plant.  However, management will have broad flexibility and discretion in applying the net proceeds of the financing.  Our shareholders will be relying on the judgment of management with regard to the use of these net proceeds, and will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used in a manner which in their opinion such proceeds should be used.  It is possible that the net proceeds will be invested in a way that does not yield a favorable, or any, return for SinoCoking.  The failure of management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flow.

The rights of the holders of common stock may be impaired by the potential issuance of dilutive securities, namely preferred stock, convertible debt, and additional common stock.

Our board of directors has the right, without shareholder approval, to issue other dilutive securities with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of our common stock.  These additional securities could be issued with the right to more than one vote per share, and/or could be utilized as a method of discouraging, delaying or preventing a change of control.  The possible impact on takeover attempts could adversely affect the price of the common stock.  Although we have no present intention to issue any additional dilutive securities for financing purposes, we may issue such shares in the future.

Under our charter and relevant corporate and securities law, the board of directors may approve the issuance of Company common stock in connection with certain types of acquisitions of other companies or mining assets, without obtaining shareholder approval.  As a result, additional securities may be issued in the event of such transactions, resulting in dilution of the holdings of all pre-transaction shareholders, even though one or more of the Company’s shareholders may disagree with the Company’s decision to acquire a target or assets.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the business and operating results and shareholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.  Under current SEC regulations, we will be required to include an auditor’s report on internal controls over financial reporting in our annual 10-K reports with the SEC.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.  Although we are not aware of circumstances that would impair our ability to maintain effective internal controls, we have not yet obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit.  Further, at such time as the Company is required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because of our cash requirements as well as potential government restrictions, we may be unable to pay dividends.

The payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries and controlled companies to SinoCoking Coal and Coke Chemical Industries, Inc. a Florida parent corporation.  This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the United States.  Although our subsidiary Hongyuan’s classification as a wholly-owned foreign enterprise under PRC law permits it to declare dividends and repatriate our funds to the Florida parent company in the United States, any change in this status or the regulations permitting such repatriation could prevent it from doing so.  Any inability to repatriate funds to the Florida parent company would in turn prevent payments of dividends to our shareholders.  We do not presently intend to pay dividends.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Our operating results may fall below the expectations of securities analysts and investors.  In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and limited trading market in our common stock may make it difficult for the investors to sell the common stock for a positive return on their investment.

The public market for our common stock has historically been very volatile.  Any future market price for our shares is likely to continue to be very volatile.  In addition, there has been little or no market for our stock until very recently, and our common stock has been and may in the future, be thinly traded with relatively high bid-ask spreads. These factors may make it more difficult for our shareholders to sell shares of our common stock, and at prices that our shareholders may expect.

We will incur increased costs as a public company which may affect our profitability.

Prior to our reverse takeover transaction with Top Favour Limited, SinoCoking operated as a private company in China.  As a public company, SinoCoking will incur significant legal, accounting and other expenses that it did not incur as a private company.  SinoCoking will be subject to the SEC’s rules and regulations relating to public disclosure.  SEC disclosures generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect that if we undertake compliance with these new rules and regulations we will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly.  For example, we anticipate that we will be required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures.  For example, management may need to increase compensation for senior executive officers, engage senior financial officers able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company.  Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

Generally, we have not paid any cash dividends to our shareholders and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and it may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide or may be unable to pay any dividends.  We intend to retain all earnings for our operations.

If we were to become subject to the penny stock rules, it may have difficulty in selling our common stock.

Listed companies with a stock price trading at less than $5.00 per share will be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors.   In the event that we become subject to these rules, these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.  According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our common stock is newly listed, has a limited public float, a short trading history, and has been relatively thinly traded.  As a result, in the near future and beyond, liquidity in our shares may be limited, and you may be unable to sell at or near the purchased price or at all if you need to sell your shares or otherwise liquidate your holdings.

We cannot predict the extent to which an active public market for the common stock will develop or be sustained.  Our common stock became listed very recently on NASDAQ in February 2010, and our shares have only a limited amount of trading history.  This situation is attributable to a number of factors, including the fact that our common stock has a limited public float, and we are a newly listed public reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  As a consequence, there have been and may be periods of several days or more when trading activity in the shares is or will be minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained in the future, or that any particular level of trading volume in our stock will be sustained.

The market price of our common stock is expected to be particularly volatile given our status as a relatively small company with a small float that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is expected to be characterized by significant price volatility when compared to seasoned issuers, and we anticipate that our share price will continue to be more volatile than a seasoned issuer for some time.  Volatility in share prices is attributable to a number of factors.  In the near future, our common stock is expected to be sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on our share price.  The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of key personnel, as well as other items discussed under this Risk Factor section, as well as elsewhere in our reports, filings and public disclosures.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain any particular trading price, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the then prevailing market price.

Volatility in our common stock price may subject SinoCoking to securities litigation.

The future market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future.  As of the present date, we have a very limited number of freely tradable shares, which may exacerbate volatility and result in exaggerated price changes in the common stock.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of our securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Past activities during the period prior to our reverse takeover transaction on February 5, 2010 relating to our prior business then known as “Ableauctions.com, Inc.” may lead to future liability.

Prior to our acquisition of Top Favour Limited (the holding company for SinoCoking’s business) on February 5, 2010, the Company, then named “Ableauctions.com, Inc.” engaged in businesses unrelated to our current operations.  Although certain previously controlling shareholders of Ableauctions.com and its related liquidating trust have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations, warranties and covenants made regarding such acquisition, including a $1 million reserve fund set aside by a liquidating trust for purposes of paying any indemnification claims by us, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us (and indirectly our shareholders) may not be able to benefit from any funds in reserve.

Reverse takeover transactions of the type to conducted between the Company (then named Ableauctions.com) and Top Favour are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and the U.S. national exchanges have not generally favored transactions in which a privately-held company merges into a public reporting company with listed securities.  On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies.  Although our Company was not a dormant inactive public company at the time of the reverse takeover transaction, we anticipate that the Company will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority.  Further, the SEC or other regulatory authority may unexpectedly assert a different interpretation of its rules, than the interpretation relied upon, used by, or considered reasonable the Company and its advisors, and by other companies conducting similar or analogous transactions, which could increase the cost of, or adversely affect our ability to, file and achieve effectiveness for our registration statements, or interfere with or negate the ability of the Company its shareholders to rely upon Rule 144 or similar rules.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock.  We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans.  Once such shares are registered, they can be freely sold in the public market upon exercise of the options.  At any given time, if any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

The elimination of monetary liability against our directors, officers and employees under state law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain specific provisions that eliminate or limit the liability of directors for monetary damages to us and our shareholders, and we are prepared to give such indemnification to our directors and officers to the extent permissible under state law.  We may also maintain or enter into, from time to time, contractual agreements that obligate us to indemnify our officers under employment agreements, and similar contractual agreements with our directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, in the event of actions against our officers and directors, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against the directors and officers even though such actions, if successful, might otherwise benefit the Company and its shareholders.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to such factors as:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in the commodities markets;

●	changes in the economic performance or market valuations of other companies in our industry;

●	announcements by us or our competitors of new or competitive products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of foreign exchange rates between RMB and the U.S. dollar;

●	commercial litigation; and

●	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations, availability of borrowings under the new loan, and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit.  The sale of additional equity securities could result in additional dilution to our shareholders.  Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to it, if at all.

The registration and potential sale by certain selling security holders of a significant number of our shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of our shares by certain holders of our securities, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock.  The presence of short sellers in our common stock may further depress the price of our common stock.  If the selling security holders sell a significant number of shares of common stock, the market price of our common stock may decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent $44 Million Private Placement Financing

On March 11, 2010 we completed two private placement financings, pursuant to exemptions under Regulation S and Regulation D respectively, in which we sold and issued units consisting of common stock and common stock warrants, for a purchase price of USD $6.00 per unit, resulting in aggregate proceeds of $44 million (collectively referred to as the “financing”).  Each unit consisted of one (1) share of common stock and a warrant for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per share.  The investor warrants are exercisable for a period of five years from the date of issuance.  The financing was conducted pursuant to Securities Purchase Agreements dated February 5 and March 10, 2010, in two closings.  On the initial closing date of February 5, 2010 (“Initial Closing”), the Company issued a total of 1,180,892 shares of common stock, and warrants for the purchase of 590,446 shares of common stock, to investors.  On the second closing on March 11, 2010 (the “Final Closing”), we sold and issued 6,164,043 of our units (consisting of 6,164,043 shares of common stock, and warrants for the purchase of 3,081,188 shares of common stock with an exercise price of $12.00 per share), at a purchase price of USD $6.00 per unit, to both U.S. investors and non-U.S. persons.  Each unit consisted of one (1) share of common stock and a warrant for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per share.  The investor warrants issued in the Final Closing are exercisable for a period of five years from the date of issuance, however unlike the warrants issued in the Initial Closing they are also callable at our election six months after the date of issuance if our common stock trades at a price equal to at least 150% of the exercise price (or $18.00 per share) with an average trading volume of at least 150,000 shares of Common Stock (as adjusted for any stock splits, stock dividends, combinations and the like) per trading day for at least 10 consecutive trading days and provided that the underlying shares of common stock are registered under an effective registration statement.

In connection with the foregoing, we entered into a registration rights agreement with the U.S. investors pursuant to which the Company agreed to file a registration statement to register both the shares of common stock, and the common stock underlying the warrants, issued in the financing, within 60 days after the closing date of March 11, 2010.  We agreed to use our best efforts to have the registration statement declared effective by the SEC within 120 days (or 180 days in the event of a full review of the registration statement by the SEC) of the Final Closing, subject to certain exceptions.   We also agreed to undertake commercially reasonable efforts to register the shares of common stock and warrants issued to the non-U.S. investors in the financing.

Madison Williams & Company, LLC (“Madison Williams”) and Rodman & Renshaw, LLC (“Rodman & Renshaw”), a wholly-owned subsidiary of Rodman & Renshaw Capital Group, Inc. (collectively the “placement agents”), acted as joint placement agents in connection with the financing.  Under a placement agent agreement between us and these placement agents dated March 8, 2010 (and executed and delivered on March 11, 2010), we agreed to pay the placement agents a cash fee equal to seven percent (7%) of the aggregate gross proceeds from the sale of securities to the U.S. accredited investors, plus reimbursement of fees and expenses, and reasonable fees and expenses of placement agent legal counsel.  In addition, under the placement agreement, we agreed to issue warrants for the purchase of up to 250,000 shares of common stock, with an exercise price of $6.00 per share, containing terms and provisions otherwise similar to the terms provided under the investor warrants described above.  We issued the foregoing warrants to the placement agents on March 11, 2010.  In addition, we also separately agreed to issue warrants to Madison Williams for the purchase of up to 117,163 shares of common stock with an exercise price of $12.00 per share, containing terms and provisions otherwise similar to the investor warrants, as compensation for placement agent services in relation to the sale of our securities to the non-U.S. investors in the financing.

The financing resulted in total gross proceeds to the Company of $44 million, and the issuance by us of a total of 7,344,935 shares of common stock, and five-year warrants for the purchase of an additional 3,789,631 shares of common stock with an exercise price of $12.00 per share and five-year warrants for the purchase of 250,000 shares of common stock with an exercise price of $6.00 per share.  These securities were issued in reliance on exemptions from registration under Regulation D and Regulation S.

The proceeds from this financing will be used to finance our expansion plans.

Expansion Plans

New Coking Facility.  On March 3, 2010, SinoCoking commenced construction on a new state-of-the-art coking facility near the Company’s current operations in Pindingshan city, in Henan Province, China.  This new facility is expected to have an estimated coke-producing capacity of up to 900,000 tons per year, including coal gas-generated power producing capabilities, and the ability to produce an expanded range of other chemical refinery products.  SinoCoking presently relies on its three parallel WG-86 type coke ovens, which have certain technical limitations.  SinoCoking’s current facilities have a production capacity of up to 250,000 metric tons per year.  The new coking facility will be capable of utilizing a broader range of coal inputs compared to the company’s existing plant, with even lower thermal properties (a G-index as low as 50).  Since the average cost of inputs will decrease, this is expected to enable SinoCoking to produce coke at a better profit margin.  The new facility is also expected to generate an additional 66.5 million Kilowatt hours of electricity each year from the conversion of heat emitted from the coal-gas powered system, which is used to power steam generators.  The new facility will also produce purified coal gas as a fuel source for use by city residents.  The Company’s plans to provide coal gas to local residents have received approval from the city of Daying, which will involve providing coal gas to consumers at a price per thermal equivalent unit that is an estimated 20% less than the current price of liquid natural gas (LNG), a competing alternative.  In addition, SinoCoking anticipates that the new coking facility will expand its product portfolio, enabling it to offer its customers other products such as crude benzol, sulfur, and ammonium sulfate.

Mine Acquisition Program.  On February 19, 2010, SinoCoking announced its acquisition program under which it plans to consolidate local area coal mines as a part of the government-directed consolidation of the coal mining industry in the Pindingshan region of Henan Province, China.  According to government sources, Henan province in central China is in the process of consolidating coal mines with a production capacity below 300,000 tons per year, and will only approve new mines with an output capacity of at least 450,000 tons per year.  The Henan plan is a part of a general policy in China to consolidate its coal industry in order to improve production efficiency and reduce coal mine accidents.  On February 19, 2010 the Company identified ten mine-owning target companies.  The aggregate licensed production capacity of the mines operated by these target companies is 1.5 million metric tons per year.  In addition, the aggregate coal reserves of these companies is estimated to be 25 million metric tons, based on Chinese geological standards.  The Company is conducting its own due diligence investigation of each prospective target.  SinoCoking anticipates acquiring a majority interest in each of these target companies, subject to its due diligence review and at its discretion, before the end of 2010.

Land Use Rights.  On December 9, 2008, SinoCoking entered into an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources to permit Hongli to acquire land use rights for up to 1,270,000 square meters of industrial-zoned vacant land in Baofeng County.  Per the agreement the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000), which rights would be effective for a 50 year period.  Under the agreement, the Company may, but is not obligated to, pay the foregoing amount to acquire the land use rights.  Hongli may acquire rights to all or any lesser portion of the land as it may elect, and the total cost would be pro-rated accordingly.  The Pingdingshan Municipal Bureau of Land and Resources granted Hongli an extension of the option exercise period November 2009, and accordingly Hongli may exercise its option to acquire the aforesaid land use rights by making payment by the end of June 30, 2010.  Hongli will not incur any penalty if it does not exercise its option to acquire land use rights prior to June 30, 2010.  As of March 31, 2010, Hongli had not made any payments to acquire the land use rights.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)