Form 10-K
period 2010-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2010-09-29
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Kuanggong Road and Tiyu Road 10th Floor,
Chengshi Xin Yong She, Tiyu Road, Xinhua District,
Pingdingshan, Henan Province, China 467000
 (Address of principal executive offices and zip code)

+86-3752882999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 Par Value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.05 million based on a closing price of $0.73 per share of common stock as reported on such date.

The registrant had a total of 20,871,192 shares of common stock outstanding as of September 24, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks are in the section entitled “Risk Factors” beginning on page 21 of this report.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I

ITEM 1. BUSINESS

General Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (the “Company”) is a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”).  We use coal from both our own mines and that of third-party mines to produce basic and value-added coal products such as thermal coal, washed metallurgical coal, and chemical and metallurgical coke for steel manufacturers, power generators, and various industrial users.  We also produce and sell coal, including raw (unprocessed) and washed coal (which is coal that has been prepared for coking or thermal uses), medium coal and coal slurries (by-products of the coal-washing process), and coal tar (a by-product of the coke manufacturing process).

All of our business is conducted by Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), which we control through contractual arrangements that Hongli and its owners have entered into with Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”). These contractual arrangements provide for management and control rights, and in addition entitle us to receive the earnings and control the assets of Hongli Group.

Hongyuan is wholly owned by Top Favour Limited (“Top Favour”), our wholly owned subsidiary.  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory (“Baofeng Coking”), and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”) and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), which we refer to collectively as the “Baofeng Subsidiaries.”  We refer to Hongli and the Baofeng Subsidiaries collectively as “Hongli Group.”  We refer to the Company, Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking.”

Corporate History and Structure of SinoCoking

The Company is a Florida corporation, originally incorporated as “J. B. Financial Services, Inc.” on September 30, 1996.  From the date of its incorporation until August 24, 1999, the Company had no material business and no material revenues, expenses, assets or liabilities.  The Company changed its name to "Ableauctions.com, Inc." on July 19, 1999, and subsequently operated an online auction business and a real estate business.

On December 30, 2009, the Company’s shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009 (the “Exchange Agreement”), with Top Favour under which the Company (formerly named “Ableauctions.com, Inc.”) agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 13,117,952 shares of its common stock to the shareholders of Top Favour (the “Acquisition”).  The Acquisition was consummated at 5:00 p.m. Pacific time on February 5, 2010 (the “Closing Date”).

On the Closing Date:

•	The Company ceased operating all of its businesses that existed and were held prior to the Closing Date;

•
The Company changed its name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour, and it effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, by filing an amendment to its articles of incorporation with Florida’s Department of State;

•	All of the Company’s directors and officers prior to the Acquisition resigned, and successor officers and directors designated by Top Favour were appointed to the board and management;

•
All of the pre-Acquisition assets of the Company (e.g. relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”); these assets included the capital stock of the Company’s pre-Acquisition subsidiaries;

•	The Liquidating Trust assumed all of the Company’s pre-Acquisition liabilities;

•	Top Favour and its subsidiaries and controlled companies became subsidiaries and controlled companies of the Company;

•	The business, operations and assets of Top Favour (e.g., production of coal and coke) became the sole business, operations and assets of the Company.

The operations of the Company’s former pre-Acquisition subsidiaries, now held by the Liquidating Trust, are in the process of being wound down and will eventually be liquidated.  Any proceeds from the liquidation which remain after the payment of liabilities and expenses relating to the liquidation will be distributed by the Liquidating Trust to the shareholders of record prior to the consummation of the Acquisition.

Top Favour is a holding company that was incorporated in the British Virgin Islands on July 2, 2008.  Since incorporation, Top Favour has not conducted (and presently does not conduct) any substantive operations of its own except to serve as a holding company that owns 100% of the equity interest of Hongyuan.

Hongyuan is a PRC limited liability company and the wholly owned subsidiary of Top Favour. Hongyuan was approved as a wholly foreign owned enterprise (“WFOE”) by the Henan provincial government on February 26, 2009 and formally organized on March 18, 2009.  Other than activities relating to its contractual arrangements with Hongli, Hongyuan has no separate operations of its own.

Hongli is a limited liability company organized in the PRC on July 5, 1996.  Hongli holds the government licenses and approvals necessary to operate SinoCoking’s businesses in China.  Hongyuan does not own any equity interests in Hongli, but controls and receives the economic benefits of its business operations through contractual arrangements.  In turn, Top Favour is the 100% owner and parent company of Hongyuan.

Baofeng Coking was established on May 31, 2002 as a branch of Hongli.  Baofeng Coking produces SinoCoking’s coke products.

Hongchang Coal is a limited liability company that was organized in the PRC on July 19, 2007.  Hongchang Coal is a wholly-owned subsidiary of Hongli and operates SinoCoking’s coal mining operations.

Hongguang Power is a limited liability company that was organized in the PRC on August 1, 2006.  Hongguang Power is also wholly owned by Hongli and operates SinoCoking’s electricity generating operations.

SinoCoking’s current corporate structure is illustrated below.

Contractual Arrangements with Hongli Group and its Owners

Our relationship with Hongli Group and its owners is governed by a series of contractual arrangements (or VIE agreements), under which Hongyuan, the WFOE, holds and exercises ownership and management rights over the Hongli Group.  Neither the Company, Top Favour nor Hongyuan owns any direct equity interest in Hongli Group; however, the contractual arrangements with Hongli Group and its owners are designed to provide the Company with rights equivalent in all material respects to those it would possess as the sole equity holder of the Hongli Group entities, including absolute control rights and the rights to their assets, property and income.  According to a legal opinion issued by our PRC counsel, the contractual arrangements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

On March 18, 2009, Hongyuan entered into the following contractual arrangements with Hongli Group and its owners:

Consulting Services Agreement.  Pursuant to the consulting services agreement, Hongyuan provides the Hongli Group companies with general consulting services relating to their business management and operations on an exclusive basis.  Additionally, Hongyuan owns any intellectual property rights that are developed during the course of providing these services.  Each Hongli Group company pays a quarterly consulting service fee in Renminbi (“RMB”) equal to its net income for such quarter to Hongyuan.  The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) the other party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Hongyuan terminates its operations; (d) Hongli Group’s business license or any other approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement.  Additionally, Hongyuan may terminate the consulting services agreement without cause.

Operating Agreement.  Pursuant to the operating agreement, Hongyuan provides guidance and instructions on each Hongli Group company’s daily operations, financial management and employment issues.  In addition, Hongyuan agrees to guarantee the performance of each Hongli Group company under any agreements or arrangements relating to its business arrangements with any third party.  In return, the owners of Hongli Group must designate Hongyuan’s candidates as their representatives on each Hongli Group company’s board of directors, and Hongyuan has the right to appoint senior executives of each Hongli Group company.  Additionally, each Hongli Group company agrees to pledge its accounts receivable and all of its assets to Hongyuan.  Moreover, each Hongli Group company agrees not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Hongyuan’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.  The term of this agreement is the maximum period of time permitted by law unless sooner terminated by any other agreements reached by all parties or upon a 30-day written notice from Hongyuan.  The term may be extended only upon Hongyuan’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.  Under current PRC Contract Law, there is no limitation on the maximum term permitted by law for the operating agreement. As long as the operating agreement is not terminated or discharged according to contract or by operation of the law and the contractual parties still exist, there is no limitation on term of the operating agreement.  However, the PRC government may issue new laws and regulations in connection with these types of operating agreements which may limit the terms of such agreements in the future.

Equity Pledge Agreement.  Under the equity pledge agreement, the owners of Hongli Group pledged all of their equity interests in Hongli Group to Hongyuan to guarantee each Hongli Group company’s performance of its obligations under the consulting services agreement.  If a Hongli Group company or the owners breach their respective contractual obligations, Hongyuan, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests.  The owners of Hongli Group also agreed that upon occurrence of any event of default, Hongyuan shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by Hongyuan to accomplish the purposes of the agreement.  The owners of Hongli Group agreed not to dispose of the pledged equity interests or take any actions that would prejudice Hongyuan’s interest.  This agreement will expire two years from the fulfillment of Hongli Group’s obligations under the consulting services agreement.

Option Agreement.  Under the option agreement, the owners of Hongli Group irrevocably granted Hongyuan or its designee an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Hongli Group for the cost of the owners’ initial contributions to the registered capital of each Hongli Group company or the minimum amount of consideration permitted by applicable Chinese law.  Hongyuan or its designee has sole discretion to decide when to exercise the option, whether in part or in full.  The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement.  Pursuant to the proxy agreement, the owners of Hongli Group irrevocably granted a Hongyuan designee the right to exercise all voting rights of the owners with respect to their ownership interests in accordance with applicable laws and each Hongli Group company’s governing charters.  This agreement may not be terminated without the unanimous consent of all parties, except that Hongyuan may terminate the proxy agreement with or without cause upon 30-day written notice to the owners.

Principal Products

SinoCoking’s principal product is coke, which it produces from coal that it mines as well as coal that it purchases.  We produce and sell two types of coke, metallurgical coke primarily used in steel manufacturing and chemical coke (also known as gas coke in the PRC) used mainly for synthesis gas production.  We also produce and sell coal, including raw coal, “washed coal” (which is processed coal that is ready for coking), and “medium coal” and coal slurries (both of which are byproducts of the coal-washing process).  We also use byproducts from our coke manufacturing process to produce and sell coal tar.   During the fiscal year ended June 30, 2010, we produced approximately 138,000 metric tons of coke, 243,000 metric tons of raw coal and 5,000 metric tons of coal tar, as compared to approximately 154,648 metric tons of coke, 261,000 metric tons of raw coal and 7,510 metric tons of coal tar during the fiscal year ended June 30, 2009.

Description of Operations

Overview

We are based in Henan Province in the central part of China, known as a coal-rich region of the country.  Our operations are located in Baofeng County, a part of Pingdingshan Prefecture south of the provincial capital of Zhengzhou.  We extract coal from a mine in Zhaozhuang Village in Baofeng County, and truck the coal to our plant site in the adjacent Hangzhuang Village, where the bulk of the coal is processed and used by us to make coke.  Finished coke is loaded onsite onto railcars on SinoCoking’s private rail line and transported to customers through the connected state-owned rail system.  Castoffs of the coal-washing process are sold to industrial end users and traders primarily as fuel for electricity and heat. Coal tar is extracted from the gas emitted during the coking process and sold, and the gas is then piped into an onsite electric plant to produce electricity to power SinoCoking’s operations.  Excess electricity, if any is generated, is sold to the state-owned electricity grid.

Coal Mining Operations

Through Hongchang Coal, a subsidiary of Hongli, SinoCoking currently operates underground coal mines that are accessible by public and private roads.  Coal extracted from these mines consists of bituminous coal, and based on historical mining activity, approximately 8% of the coal extracted from these mines typically possesses properties that meet the requirements for coking (metallurgical) coal; however, this percentage varies depending on mine conditions and particular area of the seams mined.

The site of these mines originally encompassed four separate coal mines: Yongshun, Tanglishu, Liangshuiquan and Zhaoxi, which were separately operated by parties unrelated to SinoCoking pursuant to resource mining permits effective from January 2003 through May 2007.  In 2005, Hongli acquired the resource mining permits and the mining rights for all of these mines, assumed the ongoing mining operations, and initiated a consolidation of the mines, which was completed in 2006.  In July 2007, the Henan provincial government granted Hongchang Coal a new resource mining permit for the consolidated mine commonly known as the Baofeng Mine, and referred to in the mining permit and throughout this report as the “Hongchang Mine.”  For further information regarding our mining properties and rights, see the section below entitled “Property Plant and Equipment.”

Coal is extracted from the Hongchang Mine using the “room and pillar” method, in which a coal stratum is divided into horizontal planes and the coal is removed from each plane while leaving “pillars” of un-mined materials as supports, working from the uppermost plane down.  Each plane is further divided into grids to determine the optimal pillar placements.  Drilling and blasting techniques are used to extract the coal.

All raw coal is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch.  Each crate carries approximately 2.5 metric tons, and approximately 400 crates are carried to the surface during each 24-hour mining shift.  Rock material is used for floor ballast with the excess sent to the surface for disposal.  Air compressors are provided for underground air tool use. Electrical power is supplied internally from our own power stations through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

Normal water inflow into the mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels.  The mine’s ventilation system includes an exhaustive fan on the surface of the main incline.  Auxiliary fans are used as needed.  The present mine fan is capable of satisfying ventilation demands of the mining operation.

The annual coal production volumes of the Hongchang Mine for the years ended June 30, 2006 to 2010, are as follows:

Fiscal Year	Annual Production ( metric tons )
2006	143,536
2007	134,638
2008	204,991	*
2009	260,938	*
2010	242,878	*

*
While production volume in fiscal 2008, 2009 and 2010 exceeded the amount specified on Hongchang Coal’s coal production permit, such practice is common in Henan Province, and was accepted by the government because the mining right for the extracted coal and taxes from sales of such coal were paid.

The extracted coal is trucked to our processing plant located approximately two kilometers from the mine site for washing and sorting at our coal washing facility.  Samples are taken prior to and after the coal washing process to analyze and determine coking readiness based primarily on moisture, ash, sulfur and volatile contents.  Out of the washed coal produced by SinoCoking, a portion may or may not be sold to customers as washed coal, and certain portions of washed coal, provided that it meets certain chemical and thermal requirements, is used by the Company to make coke.

Coal Trading

In addition to mining coal, SinoCoking also engages in coal trading for profit.  Depending on market conditions, SinoCoking may broker coal from small independent mine operators in our surrounding areas who may lack the means to transport coal from their mine sites or are otherwise unable to sell their coal due the size of their operations.  If purchased coal meets requirements for coking, SinoCoking will generally use it to produce coke; otherwise, it holds and sells the coal when market conditions are favorable.  For the fiscal year ended June 30, 2010, SinoCoking acquired approximately 321,019 metric tons of coal from these small mines to trade, as compared to approximately 110,868 metric tons for the fiscal year ended June 30, 2009.

Total annual coal purchases from third parties by SinoCoking for the years ended June 30, 2006 to 2010, were as follows:

Fiscal Year	Annual Purchases (metric tons)
2006	40,152
2007	78,393
2008	189,741
2009	169,100
2010	336,014

Washed Coal

SinoCoking operates a coal-washing facility at our plant site that is capable of processing up to 750,000 metric tons of coal per year.  Under current Chinese coking industry standards, raw coal with no more than 1% sulfur content is deemed suitable for coking, although other factors are also considered.  Thus, in addition to low sulfur content, the industry preference is for lower ash content and volatile matter.  While much of the coal from the Hongchang Mine is generally suitable for coking based on these parameters, the coal must nevertheless be washed before it is ready for the coking ovens, in order to reduce ash and sulfur content, and to increase thermal value.  SinoCoking uses a water-based jig washing process, which is prevalent in China.  SinoCoking uses both underground and recycled water for our coal washing operations.  Sorting machines that can process up to 600 metric tons per hour sort the washed coal according to size.  Washed coal is also typically blended with other coal in order to achieve the proper chemical composition and thermal value for coking.

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal.  The bulk of the washed coal produced is intended for SinoCoking’s coking plant, although on occasion it sells small amounts if the pricing is favorable.  In addition to washed coal, the coal-washing process produces two byproducts:

(1)
“Medium” coal (sometimes referred to as “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, and sold for electricity generation, and domestic and industrial heating applications; and

(2)
Coal slurries, sometimes called coal slime, are the castoffs and debris from the washing process.   Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with “medium” coal to produce a blended mixture.

SinoCoking’s approximate annual production volumes of washed coal and the two byproducts of the coal-washing process for the years ended June 30, 2006 to 2010 were as follows:

	Annual Production ( metric tons )
Fiscal Year	Washed Coal	Medium Coal*	Coal Slurries*
2006	98,574	12,400	15,200
2007	208,317	27,200	33,300
2008	297,120	40,700	49,700
2009	243,958	32,800	40,100
2010	217,852	43,570	29,047

*	Estimated by management based on quantities of raw coal used as input for coal washing operations.

Coke Manufacturing

Coke is a hardened, solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven without oxygen at high temperatures so that the fixed carbon and residual ash are fused together. Volatile constituents of the coal include water, coal-gas, and coal-tar. SinoCoking produces two types of coke: metallurgical coke and chemical coke.

Metallurgical coke is primarily used for steel manufacturing. Chemical coke, commonly referred in China to as gas coke, is mainly used in China to produce synthesis gas, a gas mixture largely of hydrogen and carbon monoxide that is combustible and often used as a fuel source or as an intermediate for the production of other chemicals including methanol, formaldehyde and ammonia.  China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatilization, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter.  Chemical coke, on the other hand, must have more than 80% fixed carbon, less than 18% ash content, less than 1% sulfur content and less than 3% volatile matter.  According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality – and chemical coke is its separate grade.  Generally, customers do not provide specifications for coke, except that SinoCoking may occasionally make requested adjustments, for instance to moisture content, as requested by customers from time to time.  The amount of each type of coke that SinoCoking produces is based on market demands, although historically its customers have only required Grade II and III metallurgical coke.  For the fiscal year ended June 30, 2010, 100% of the coke produced by SinoCoking was Grade II. For the fiscal year ended June 30, 2009, approximately 76.96% of the coke produced by SinoCoking was Grade II, 15.57% was Grade III, and the balance, 7.47%, was chemical coke.

Metallurgical coke and chemical coke are produced using an identical manufacturing process. SinoCoking produces coke onsite from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons.  SinoCoking’s metallurgical coke has typical characteristics of 85% fixed carbon, less than 12% ash, less than 1.9% volatile matter and less than 0.7% sulfur.  SinoCoking’s chemical coke, on the other hand, has typical characteristics of more than 80% fixed carbon, less than 18% ash, less than 3% volatile matter and less than 0.8% sulfur.

Coal that is either extracted from the Hongchang Mine or purchased by SinoCoking and processed at its coal-washing facility is sent to a coal blending room where it is crushed and blended to achieve an optimal coking mixture.  Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is transported by conveyor to a coal bin to be fed into the waiting oven below.  After processing through the three temperature-controlled ovens at temperature of 1200°C (2,192 °F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to SinoCoking’s private rail line to be air-dried.  Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians.  After drying, the coke is sorted according to size to meet customer requirements.

SinoCoking’s annual production volumes of metallurgical coke and chemical coke for the years ended June 30, 2006 to 2010 are as follows:

	Annual Production ( metric tons )
Fiscal Year	Metallurgical Coke	Chemical Coke	Total
2006	48,321	23,699	72,020
2007	88,364	61,800	150,164
2008	147,773	78,145	225,922
2009	143,092	11,550	154,648
2010	138,417	0	138,417

Substantially all of the coal from the Hongchang Mine that is suitable for coking is used to make coke after the coal washing process.  The amount of metallurgical-quality coal supplied by the Hongchang Mine, however, is often not sufficient for SinoCoking’s full production capacity, and it regularly sources from third parties.

Coke Emissions Recycling

During the coking process, the coal’s volatile contents, including water and coal tar, are driven off in gaseous forms when heated in the coke oven.  Rather than allowing this coal gas to be emitted into the environment, SinoCoking captures the coal gas for recycling.  In the recycling process, coal gas is captured and piped into a cooling tower, where coal tar is separated out of the gas by condensation, and sold to dealers as a fuel byproduct (see section below entitled “Coal Byproducts”).  The remaining purified coal gas is then used by SinoCoking to generate electricity, by burning it as a fuel to generate steam that drives steam-powered turbines.

Coal Byproducts

As described above, SinoCoking produces coal tar from the condensation of raw coal gas.  Coal tar is an ingredient of coal tar pitch used in the aluminum industry, and can be further refined to create chemicals and additives such as fine phenol, fine naphthalene and modified pitch that can be used as raw material in making concrete sealant, wood treatment compounds, agricultural pesticides and other chemical products.  The coal tar industry in China is currently fragmented and populated with many small producers.

SinoCoking’s annual production volumes of coal tar for the years ended June 30, 2006 to 2010 are as follows:

Fiscal Year	Annual Production ( metric tons )
2006	3,307
2007	7,330
2008	10,870
2009	7,510
2010	5,239

Other coal byproducts of the coking process include benzene, sulfur-based chemicals and methanol, which SinoCoking presently does not produce but plans to do so in the future.

Electricity Generation

After coal tar is separated, the resulting purified coal gas is piped to two onsite 3,000-kilowatt power stations (the Daying power station and the Sunling power station) to generate electricity, each of which has an estimated maximum generating capacity of 26,280,000 kilowatt-hours per year.  The electricity that is generated is used primarily to power SinoCoking’s operations at the plant and mine site.  SinoCoking estimates that the replacement cost of this electricity, if it had to be purchased from the state-owned utility, would be in excess of USD $1 million per year.  From time to time, depending on usage and supply and demand conditions, SinoCoking may sell electricity to the Baofeng Power Bureau, which is the local state-owned electric utility company, at rates fixed by applicable regulatory authorities.  SinoCoking may also purchase electricity from time to time, as needs arise, from the Baofeng Power Bureau.

Expansion Plans

New Coking Facility.  On March 3, 2010, SinoCoking commenced construction on a new state-of-the-art coking facility near the Company’s current operations in Pindingshan city, in Henan Province, China.  This new facility is expected to have an estimated coke-producing capacity of up to 900,000 metric tons per year, including coal gas-generated power producing capabilities, and the ability to produce an expanded range of other chemical refinery products.  SinoCoking presently relies on its three parallel WG-86 type coke ovens, which have certain technical limitations.  SinoCoking’s current facilities have a production capacity of up to 250,000 metric tons per year.  The new coking facility will be capable of utilizing a broader range of coal inputs compared to the company’s existing plant, with even lower thermal properties (a G-index as low as 50).  Since the average cost of inputs will decrease, this is expected to enable SinoCoking to produce coke at a better profit margin.  The new facility is also expected to generate an additional 66.5 million Kilowatt hours of electricity each year from the conversion of heat emitted from the coal-gas powered system, which is used to power steam generators.  The new facility will also produce purified coal gas as a fuel source for use by city residents.  The Company’s plans to provide coal gas to local residents have received approval from the city of Daying, which will involve providing coal gas to consumers at a price per thermal equivalent unit that is an estimated 20% less than the current price of liquid natural gas (LNG), a competing alternative.  In addition, SinoCoking anticipates that the new coking facility will expand its product portfolio, enabling it to offer its customers other products such as crude benzol, sulfur, and ammonium sulfate.

Mine Acquisition Program.  On February 19, 2010, SinoCoking announced its acquisition program under which it plans to consolidate local area coal mines as a part of the government-directed consolidation of the coal mining industry in the Pindingshan region of Henan Province, China.  According to government sources, Henan province in central China is in the process of consolidating coal mines with a production capacity below 300,000 metric tons per year, and will only approve new mines with an output capacity of at least 450,000 metric tons per year.  The Henan plan is a part of a general policy in China to consolidate its coal industry in order to improve production efficiency and reduce coal mine accidents.  On February 19, 2010 the Company identified ten mine-owning target companies.  The aggregate licensed production capacity of the mines operated by these target companies is 1.5 million metric tons per year.  In addition, the aggregate coal reserves of these companies is estimated to be 25 million metric tons, based on Chinese geological standards.  The Company is conducting its own due diligence investigation of each prospective target.  SinoCoking anticipates acquiring a majority interest in each of these target companies, subject to its due diligence review and at its discretion, before the end of 2010.

Land Use Rights.  On December 9, 2008, SinoCoking entered into an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources to permit Hongli to acquire land use rights for up to 1,270,000 square meters of industrial-zoned vacant land in Baofeng County.  Per the agreement the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000).  Under the agreement, the Company may, but was not obligated to, pay the foregoing amount to acquire the land use rights, and the Company would not incur any penalty if it did not exercise its option to acquire the land use rights.  Hongli could have also acquired rights to all or any lesser portion of the land as it may elect, and the total cost would be pro-rated accordingly.  The Pingdingshan Municipal Bureau of Land and Resources granted Hongli an extension of the option exercise period November 2009, and accordingly Hongli could have exercised its option to acquire the aforesaid land use rights by making payment by the end of June 30, 2010.  The Company decided not to exercise its option to acquire the land use rights and thus no payments in connection with this agreement were made as of June 30, 2010.

Sales and Marketing

With respect to the sale of coke products, SinoCoking typically enters into non-binding annual letters of intent that set forth current year supply quantities, suggested pricing, and monthly delivery schedules with its customers at the beginning of each year.  The terms of the letters of intent are usually negotiated during the Annual National Coal Trading Convention organized by the China Coal Transport and Distribution Association.  A significant portion of SinoCoking’s coke sales in fiscal 2008 were made through attendance at this convention.  Changes in delivery quantity and pricing, which is based on open market pricing at the time of delivery, must be documented in a final written contract on a 30-day advance notice submitted by the party making the change and accepted by the other party.  Almost all of SinoCoking’s current customers enter into these non-binding annual letters of intent, and are generally required to make payment upon delivery of each shipment of product.  Other customers are asked to prepay for their orders.  In pricing its products, SinoCoking considers factors such as the prices offered by competitors, the quality and grade of the product sold, the volume in national and regional coal inventory build-up and forecasted future trends for coal and coke prices.  The remaining portion of SinoCoking’s coke sales is derived from purchase orders placed by customers throughout the year when they require additional coke.

SinoCoking has a flexible credit policy and adjusts credit terms for different types of customers.  Depending on the customer, SinoCoking may allow open accounts, or require acceptance bills or cash on delivery. SinoCoking considers the creditworthiness and the requested credit amount of each customer when determining the appropriate payment arrangements and credit terms, which generally do not exceed a period over 90 days. SinoCoking evaluates the creditworthiness of potential new customers before entering into sales contracts and reassesses customer creditworthiness on an annual basis.  For customers without an established history, SinoCoking requires immediate settlement of accounts upon delivery.

Coke Sales.  SinoCoking’s annual sales volumes of coke for the years ended June 30, 2006, 2007, 2008, 2009 and 2010, and the weighted average selling price per metric ton for each fiscal year, were as follows:

Coke Sales
Fiscal Year	Annual Sales* (metric tons )	Weighted Average Price Per Ton (USD)
2006	71,159	$121
2007	152,049	$159
2008	225,779	$249
2009	154,631	$197
2010	132,911	$208

*	Includes sales of metallurgical coke and chemical coke.

Raw Coal Sales.  SinoCoking’s annual sales volumes of raw coal for the years ended June 30, 2006, 2007, 2008, 2009 and 2010, and the weighted average selling price per ton for each fiscal year, were as follows:

Raw Coal Sales
Fiscal Year	Annual Sales * ( metric tons )	Weighted Average Price Per Ton (USD)
2006	52,578	$26
2007	44,626	$42
2008	20,737	$18
2009	229,480	$58
2010	369,379	$62

*
Includes raw coal sold to customers consisting of coal extracted from the Hongchang Mine as well as coal purchased by SinoCoking as part of its coal trading activities, and includes raw coal and raw coal/medium coal/coal slurry mixtures.  These figures exclude any raw coal used internally in SinoCoking’s operations as raw material to produce washed coal and coke.

The weighted average price per metric ton shown in the above table reflects the weighted average price per metric ton of coal product sold by SinoCoking in the period shown.  Sales prices per metric ton are influenced largely by the quality and composition of the coal product sold.  For instance, in 2008 the Company sold relatively little raw coal, and the composition of raw coal products sold in 2008 consisted largely of lower-value product such as coal slurry.  Generally, the thermal value of the coal, together with its chemical composition and other properties such as moisture, ash, sulfur, and other chemical content, affect the price at which the Company can sell coal.  Sale prices for raw coal are also affected by general market conditions, supply and demand.

Washed Coal Sales.  SinoCoking’s annual sales volumes of washed coal for the years ended June 30, 2006, 2007, 2008, 2009 and 2010, and the weighted average selling price per ton for each fiscal year, were as follows:

Washed Coal Sales
Fiscal Year	Annual Sales ( metric tons )	Weighted Average Price Per Ton (USD)
2006	6,645	$64
2007	45,734	$64
2008	1,860	$86
2009	55,360	$118
2010	55,598	$127

The weighted average price per metric ton shown in the above table reflects the weighted average price per metric ton of coal product sold by SinoCoking in the period shown.  The Company's sales prices per ton of washed coal are heavily influenced by the quality and composition of the coal product sold.  Washed coal prices are also influenced by general market conditions in the washed coal market, i.e., aggregate supply and demand.

Coal Tar Sales.  SinoCoking’s annual sales volumes of coal tar for the years ended June 30, 2006, 2007, 2008, 2009 and 2010, and the weighted average selling price per ton for each fiscal year, were as follows:

Coal Tar Sales
Fiscal Year	Annual Sales ( metric tons )	Weighted Average Price Per Ton (USD)
2006	3,307	$195
2007	7,330	$200
2008	10,756	$278
2009	7,646	$153
2010*	6,182	$214

SinoCoking produces coal tar as a byproduct of the coking process; however, it currently does not have a separate process for refining and preparing coal tar to create a homogenous coal tar product.  Accordingly, the quality and characteristics of coal tar produced varies from time to time (depending on inputs), based on such factors as thermal value, and moisture, ash, sulfur, and other chemical contents, and this affects the price at which the Company can sell its coal tar.  The price of coal tar sold by the Company is also affected by overall market demand and supply, which is influenced by a variety of factors which may include higher prices for oil and oil derivatives, stronger demand for construction materials, fertilizers, and related industrial chemicals.

Customers

SinoCoking sells all of its products within China.  Its four biggest customers collectively accounted for approximately 93 % of SinoCoking’s total sales revenue in fiscal 2010 as follows:

•	Hunan Loudi Zhongyuan Trading Co. Ltd. accounted for approximately $25.72 million in revenue, representing approximately 43.6% of total sales;

•	Wuhan Tieying Trading Co., Ltd. accounted for approximately $20.13 million in revenue, representing approximately 34.1% of total sales;

•	Daye Xinye Special Steel Co., Ltd. accounted for approximately $7.11 million in revenue, representing approximately 12% of total sales; and

•	Wuhan Railway Zhongli Group Co., Ltd. accounted for approximately $2.15 million in revenue, representing approximately 3.65% of total sales.

By product types, SinoCoking’s largest coke customer was Hunan Loudi Zhongyuan Trading Ltd, which accounted for 61.66% of the coke sold in fiscal 2010; Wuhan Tieying Trading Ltd was the biggest coal customer, accounting for 66.52% of the coal sales in fiscal 2010; and Wang Fashun, who accounted for 14.64% of the coal tar sold in fiscal 2010, was the single largest coal tar customer.

Company sales personnel conduct routine visits to customers.  SinoCoking has long-standing relationships with these customers, and management believes that these relationships are stable.

Transportation and Distribution

SinoCoking owns and operates a private rail track 4.5 kilometers in length that connects SinoCoking’s plant to the Chinese national railway system at both the East Pingdingshan Railway Station and the Baofeng Railway Station.  Industrial loaders load coal and coke from SinoCoking’s platform onto railcars to be transported to customers primarily in central and southeastern China in the provinces of Henan, Hubei, Hunan and Fujian.  SinoCoking’s private railway permits it to exercise control over the transportation cost and execution of its products.   Customers can also arrange for trucks to take delivery of products from the plant site.

Competitors

SinoCoking competes primarily with coal and coke producers in the central, eastern and southern regions of China, such as Shanxi Coking Co., Ltd., a major coke producer, and Shenhua Group, a major coal producer.  SinoCoking also competes against Pingdingshan Coal Group, the largest regional coal producer, which also sells coke and coal tar.  Local coke competitors include Hongyue Coke Factory, Dongxin Coke Factory and Hongjiang Coke Factory.  In addition, SinoCoking competes against coal washing operations such as Fange Zhuang Washing Factory.  Competitive factors include geographic location, quality (i.e. thermal value, ash and sulfur content, washing and processing, and other characteristics), and reliability of delivery.

Suppliers

Since SinoCoking requires substantially more coking coal than what the Hongchang Mine produces, SinoCoking also sources coal from local coal mines.  SinoCoking mainly purchases from local and other coal producers from other provinces.   In fiscal 2010, Pingdingshan Shilong District Zhaoling Industrial Coal Ltd supplied 29.2% of SinoCoking's coal purchases, and Pingdingshan Shilong District Tianyuan Coal Ltd supplied an additional 22.2%.    These suppliers are able to supply SinoCoking with coal of such qualities and quantities consistent with SinoCoking’s coking requirements, and their proximities to SinoCoking’s plant also afford convenience.  In September 2010, the Company entered into an agreement with Zhengyun Coal Distribution Co., Ltd. (“Zhengyun Coal”) to purchase up to 3 million metric tons of raw and clean coal annually.  Zhengyun Coal is a subsidiary and the sales division of Zhengzhou Coal Industry Group, a Shanghai Stock Exchange listed company (ticker 600121) and one of the top six state-owned coal mining companies in Henan Province.  The strategic cooperation agreement with Zhengyun Coal will provide the Company with up to 2 million metric tons of raw coal and 1 million metric tons of washed coal.  Pursuant to this agreement, the Company has signed monthly purchase orders for August and September deliveries for raw coal at $87 per metric ton, and the Company has also orally reached an agreement to set the washed coal price at $141-$151, both of which are below current market prices and at levels enjoyed by large state-owned enterprises in China.  Zhengyun Coal has also agreed verbally to give the Company the option to take monthly delivery up to 250,000 metric tons of raw and washed coal, but it is not obligated to exercise such option.

As with its coke and coal sales, SinoCoking meets its coking coal needs by entering into non-binding annual letters of intent with these suppliers that set forth supply quantities, suggested pricing and monthly delivery schedules at the beginning of the year.  Subject to changes in delivery quantity and pricing, which is based on the open market price of metallurgical coal at the time of delivery and agreed to by the parties, SinoCoking generally makes payment upon each delivery throughout the year.

SinoCoking believes that it has established stable cooperative relationships with these suppliers.  At the same time, SinoCoking can readily find other sources of metallurgical coal that is close to its plant, as Henan Province is one of China’s coal producing centers.  Further, the Company also started to import coal materials from outside of Henan province in order to reduce the risk of supply fluctuations in Henan province.

SinoCoking’s other principal raw materials include water, which is provided without charge in the form of treated underground water by the operator of the Hangzhuang Coal Mines, and electricity, most of which SinoCoking generates onsite from its own power stations and which is supplemented from the local state-owned utility as needed.  SinoCoking also requires wood and steel for its operations, and sources these materials from close-by suppliers on a per purchase order basis.  These materials are readily available and there is no shortage of suppliers to choose from.

Employees

SinoCoking currently has 545 employees, of which 385 are mine workers, 122 are coking plant workers, and 38 are employed in an administrative or executive capacity.  Since December 31, 2009, our management made certain changes to personnel job descriptions resulting in a reduction in the number of employees categorized as “administrative or executive.”  Both the mining operations and the coking plant operate year round in three shifts of eight hours per day.  In compliance with the Employment Contract Law of PRC, SinoCoking has written contracts with all of their employees.  SinoCoking considers its relationship with its employees to be good.

Research and Development

As of the year ended June 30, 2010, SinoCoking did not conduct any research and development activities.  SinoCoking does plan to initiate a program focusing on the extraction of chemicals from coal, and the anticipated costs and benefits of the production and sale of such byproducts is being considered.

Intellectual Property

SinoCoking currently has no patents, trademarks, in-bound or outbound licenses, franchises, or royalty arrangements.

Regulation

SinoCoking operates in an industry that is highly regulated by local, city and provincial government authorities in the PRC.  Applicable regulations include those relating to safety, production, environmental, energy use and labor.  While it is not practicable to summarize all applicable laws, the following is a list of names of significant laws and regulations that apply to our business:

Laws and regulations concerning safety of coal mines:

•	Law of Mine Safety
•	Production Safety Law, which applies to production activities in general
•	Law of the Coal Industry

•	Regulations on Coal Mine Safety Supervision and Inspection
•	Regulations on Coal Mine Explosives Control
•	Special Provisions for the Prevention of Coal Mine Incidents
•	Requirements for Basic Production Conditions for Coal Mines
•	Penalties for Coal Mine Safety Violations
•	Penalties for Production Safety Violations

Laws and regulations concerning environmental protection and energy conservation:

•	Law of the Prevention and Control of Solid Waste Environmental Pollution, which applies to entities whose production activities may generate pollutive solid waste
•	Law of the Prevention and Control of Atmospheric Pollution, which set restrictions in coal burning and emissions that cause air pollution
•	Mineral Resources Law, which regulates the extraction of mineral resources including coal
•	Law Regarding the Prevention and Control of Water Pollution, which regulates pollution of underground water caused by mining activities
•	Land Administration Law, which restricts mining activities on agricultural land
•	Law of Prevention and Control of Radioactive Pollution, which regulates and prohibits the release of radioactive pollution caused by certain mining activities
•	Laws of Water and Soil Conservation, which regulates mining activities with the aim of preventing soil erosion
•	Environmental Protection Law, which contains certain general provisions that apply to the operation of coal mines

Laws and regulations concerning labor:

•	Labor Law, which protects workers, and contains provisions that apply to a broad range of industry including the mining industry

Environmental Protection Measures

SinoCoking incorporates measures to reduce the environmental impacts of its operations. SinoCoking’s large-sized furnace reduces the frequency of coal loading and trundling, thereby reducing the amount of dust and soot that is generated.  SinoCoking captures coal gas emitted during the coking process to generate electricity which it uses in its operations.  SinoCoking also recycles water - water that is used for coal washing is treated to remove phenol and other contaminants, and then re-used in the coal washing operation.  SinoCoking also uses recycled water, in the form of treated underground water, to quench coke and for its power stations, which is provided without cost by the nearby Hanzhuang Coal Mines, which mining rights are owned and operated by unrelated third parties.  Additionally, SinoCoking uses sound insulation to reduce noise pollution, and plants vegetation throughout its plant to help mitigate environmental impacts.

Safety

SinoCoking's management believes that the Company is in material compliance with all laws and regulations that are applicable to it, including safety laws and regulations.  SinoCoking’s mining operations employ an automatic hazard detection system as required by the PRC government, which includes air monitoring, automatic power shut-down, and underground worker tracking systems.  Companies with mining operations are required to report violations or mining incidents and casualties to the government authorities.  Since inception, except for ordinary and minor injuries, SinoCoking has suffered no major accidents and no casualties in connection with its mining operations, and SinoCoking has not suffered any reportable incident.  Under PRC law, companies with mining operations are subject to random and periodic safety inspections by government mine regulators.  Since inception, SinoCoking has not been found to be in material violation of any mining regulations.  As we have no record of violations or mining incidents, management considers our safety record to be excellent.

Property, Plant and Equipment

Real Property and Leasehold Property

As of June 30, 2010, the net book value of our property, plant and equipment, excluding construction-in-progress was $17,100,613.  The Hongchang Mine and its related facilities are located in Henan Province. As of June 30, 2010, our mines, land and facilities collectively occupied an area of approximately 748,413 square meters, in a single location in Pingdingshan City in Henan Province.  Of this land, the Hongchang Mine cover s 653,400 square meters, and our current coking and coal facilities occupy approximately 96,013 square meters.  Under PRC law, we have freely transferable land use rights for a term of 36 years commencing from the respective dates when we acquired such land use rights.  Based on our business development requirements, we may seek opportunities to acquire additional land and to obtain the relevant governmental approvals.

As described above, SinoCoking (through its controlled subsidiary Hongli) previously held an option under an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources which provided Hongli the right to acquire land use rights for up to 1,270,000 square meters of additional industrial-zoned vacant land in Baofeng County.  Per the agreement, the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000) and payment was required to exercise such option by June 30, 2010.  As of June 30, 2010, the Company decided that it would not exercise its option to purchase the land use rights and thus no payments were made in connection with the agreement.

The map below shows the location of Pingdingshan City in Henan Province, in central China:

RUSSIA
KAZAKHSTAN
KIRGIZSTAN
MONGOLIA
HEILONGJIANG
JILIN
XINJIANG
LIAONING
INNER MONGOLIA
Beijing
NORTH KOREA
GANSU
PAKISTAN
Tianjin
Yellow Sea
SOUTH KOREA
QINGHAI
NINGXIA
SHANXI
HEBEI
SHANDONG
Yellow River
CHINA
HENAN
JIANGSU
Pingdingshan
TIBET
SHAANXI
SICHUAN
CHONGQING
HUBEI
ANHUI
SHANGHAI
NEPAL
Yangtze River
ZHEJIANG
East China Sea
BHUTAN
JIANGXI
HUNAN
INDIA
GUIZHOU
FUJIAN
BANGLADESH
YUNNAN
GUANGXI
GUANGDONG
TAIWAN
Hong Kong
Macau
BURMA
VIETNAM
South China Sea
LAOS
HAINAN
0
400 km

Coal Mines and Production Facilities

The Hongchang Mine is located in the central part of Hunan Province.  A series of roadways provide access to the Hongchang Mine.  Extracted coal is transported by truck to our washing and coking facilities.  Coal and coke products are mainly transported to our customers by rail using the national railway system.

The Hongchang Mine originally consisted of four underground mines: the Yongshun mine, the Liangshuiquan mine, the Zhaoxi secondary mine and the Zhaozhuang Tanglishu mine.  These mines were positioned adjacent to one another, and although once owned and operated by different parties, these mines made use of common passageways and mine shafts. In June 2005 we acquired the Yongshun mine (built in 1996) and the Zhaoxi secondary mine (built in 1988) from Quinmin Chen.  Also in June 2005, we acquired the Liangshuiquan mine (built in 1984) from Minjie Li.   In April 2005 we acquired the Zhaozhuang Tanglishu mine (built in 1984) from Liuqing He and Jiti Li.  Hongli assumed the ongoing mining operations of these mines and initiated the consolidation of these mines, which consolidation process was completed in 2006.  SinoCoking now operates the Hongchang Mine as one unified mining operation.

All portions of the Hongchang Mine are currently in operation, and none of the mines we operate are presently undergoing major repair work.  No major renovations are being undertaken for these mines at this time.  The Company plans to conduct exploration and development activities once the amount of coal extracted from the Hongchang Mine approaches the maximum estimated amount of proven and probable reserves.

The map below indicates the location of the Hongchang Mine and SinoCoking’s facilities in Pingdingshan:

We are currently extracting raw coal at the rate of 300,000 metric tons per year from the Hongchang Mine.  Since acquisition in 2005, we have extracted a total of 986,981 metric tons from the Hongchang Mine, and prior to this time, the predecessor owners of these mines extracted a total of 345,000 metric tons.

The mining equipment and facilities used in the Hongchang Mine was originally installed in 2005, and generally has an estimated useful life of 5 years; however, it is difficult to predict which mining equipment will require replacement in the future.   The total cost of replacement of the plant and equipment used in the Hongchang Mine is approximately RMB 15 million (approximately USD $2.2 million).  The total annual average cost of operating the Hongchang Mine, as currently estimated based on an average output per year of 300,000 metric tons per year, is $16 per ton, or an aggregate of approximately $4.78 million per year.  The principal pieces of equipment used in our mining operations, including safety system, underground transportation system and loading system, were manufactured in the PRC.

All of our coal mines are underground mines.  The following table sets out detailed information for the Hongchang Mine:

Hongchang Mine
Background data:
Commencement of construction	1984
Commencement of commercial production	1987
Coalfield area (square kilometers)	0.31
Reserve data:(1)
Total in-place proven and probable reserves(2)(3)	2,479,000
Mining recovery rate (%) (4)	60%
Coal washing recovery rate (%) (5)	75%
Depth of mines (meters underground)	80 – 200 meters
First seam: 1.14 meters
Average thickness of main coal seams (meters) (6)	Second seam: 5.50 meters

Type of coal	Thermal/Metallurgical
Leased/owned	Owned
Assigned/unassigned(7)	Assigned
Sulfur content (%)
First seam	2.64
Second seam	0.55
Water content (%)
First seam	0.83
Second seam	1.5
Ash content (%)
First seam	15.3
Second seam	14.0
Volatility content (%)
First seam	32.5
Second seam	29.0
Thermal Value (megajoules per kilogram)
First seam	32.3
Second seam	31.5
Production data: (in metric tons)
Designed raw coal production capacity (per year)	300,000
Raw coal production:
2005 and prior	334,000
2006	143,536
2007	134,638
2008	204,991
2009	260,938
2010	242,878
Cumulative raw coal production
as of June 30, 2010	986,981

(1)
The reserve data including (i) total in-place proven and probable reserves, (ii) mining and coal preparation plant recovery rates; (iii) depth of mine; and (iv) average thickness of main coal seam are based on the relevant information from a report dated November 2005 issued by of our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development (the “2005 Mining Report”), and records of the Company.   Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area.  We note that the degree of assurance between what would meet the definition of “proven reserves” on the one hand, and “probable reserves” on the other hand, cannot be readily defined.  Accordingly, pursuant to the SEC’s Industry Guide 7 – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, in the table above we report proven and probable reserves on a combined basis.

(2)
In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.  According to the 2005 Mining Report, the Hongchang Mine was initially found to have total estimated reserves and resources of 2.81 million metric tons.  334,000 metric tons were removed during exploration, leaving approximately 2.47 million metric tons of estimated reserves and resources.  Of this amount of in-place proven and probable reserves, the Hongchang Mine has a total estimated recoverable coal of approximately 1.22 million metric tons according to the 2005 Mining Report.

(3)	All of the Hongchang Mine utilize the room-and-pillar method of underground extraction.

(4)
The mining recovery rate represents estimated coal recovered or extracted as a percentage of coal reserves.  The Company does not calculate actual recovery rate.  For purposes of this table, the Company utilizes an estimate based on applicable geological standards, which may or may not equal the actual recovery rate for extracted coal.

(5)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(6)	The Hongchang Mine contains two major seams, referred to in this table as the “First Seam” and the “Second Seam”.

(7)
“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

Mining Rights

We have mining rights for the Hongchang Mine under a consolidated mining permit dated July 6, 2007 issued by the Office of Land Resources of Henan Province.  Hongli initially acquired the resource mining permits and the mining rights to the Hongchang Mine and assumed mining operations in July 2005 when it acquired the Hongchang Mine.

Similar to other coal producers in the PRC, the Hongchang Mine, including the mine site and the underlying coal and other minerals, are owned by the PRC government.  Accordingly, the amount of coal that SinoCoking can extract from the mine is based on a mining right issued by the Henan Province Department of Land and Resources.  The mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, upon approval of such appraisal report by the Henan Province Department of Land and Resources.  The amount of coal that can be extracted under the mining right represents what we can economically and legally extract under applicable PRC law and regulations and as determined by the Department of Land and Resources.

Under our current mining rights, we are theoretically permitted to extract up to 2,479,000 metric tons of coal from the Hongchang Mine, which represents its estimated in-place proven and probable reserves.  Out of the proven and probable reserves, the Pingdingshan Coal Mine Design and Research Institute estimated that 1,215,100 metric tons are recoverable.  In August 2007, Hongli made payment of 4.46 million RMB (approximately USD $0.6 million), toward partial payment for its mining rights for the 2,479,000 metric tons of total reserves.  An additional payment is anticipated to become due, when charged by the government, in the estimated amount of USD $0.4 million as a final payment in connection with these mining rights.   The exact amount of the additional payment will depend on market prices as determined by the Henan Province Department of Land and Resources, and negotiations between us and the Department of Land and Resources.  Our current mining rights permit SinoCoking to extract coal from the Hongchang Mine until September 2013, until and unless these rights are extended.

The amount that must be paid for mining rights is generally determined on a per ton basis on proven and probable reserves (and not based on actual recoverable coal), as well as prevailing market prices as determined by the Henan Province Department of Land and Resources.  In the event that further exploration results in an extension of estimated proven and probable reserves (if SinoCoking desires to extract these additional reserves), or if SinoCoking will continue mining the Hongchang Mine beyond September 2013, it must then obtain an additional permit from the Henan Province Department of Land and Resources and may be subject to additional fees to acquire or modify its mining rights.  We expect that the cost of further exploration in and around the Hongchang Mine would be borne by us.  As of June 30, 2010, a total of 986,981 metric tons out of the estimated 1,215,100 metric tons of recoverable reserves have been extracted from the Hongchang Mine.  Based on the estimated 1.22 million metric tons of proven and probable reserves that are recoverable per the 2005 Mining Report, the Hongchang Mine has an additional 238,119 metric tons of recoverable coal remaining, and at current extraction rates the Hongchang Mine is expected to exhaust its reserves by the end of calendar 2012.  The Company has been conducting additional geological studies, and is expecting to report more coal reserves from this mine to the local mining authority for futher mining.  SinoCoking notes that the estimated 1,215,100 metric tons of recoverable reserves is a government estimate created and used by local mining authorities to determine permissible extraction rates, the duration of our mining license, and to approve mine designs and that it is subject to revision .  SinoCoking also utilizes this estimate for accounting purposes, to amortize its mining rights.  Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

Railway Assets

Currently, the Company has rail assets consisting of approximately 4.5 kilometers of special purpose coal transportation railway tracks that serve to facilitate the transportation of coal from the Company’s yard to the national railway system, and ultimately to its customers.  SinoCoking does not own its own railcars and locomotives, but instead pays access fees to the PRC government for the use of government-owned and operated railcars and locomotives.  These railcars are loaded with coal and coke products at the Company’s yard for delivery through the national railway system.

ITEM 1A. RISK FACTORS

RISK FACTORS

The reader should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K (“Form 10-K”).  The statements contained in or incorporated into this Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment.

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

SinoCoking’s mining and coking operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability.  SinoCoking is exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel.  In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results.  Prolonged disruption of production at the mine would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

•	sustained high pricing environment for raw materials, including, among other things, diesel fuel, explosives and steel;

•	changes in the laws and/or regulations that we are subject to, including permitting, safety, labor and environmental requirements;
•	labor shortages; and
•	changes in the coal and coke market and general economic conditions.

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

SinoCoking’s coal and coke operations, like those of other Chinese natural resources and energy companies, are subject to extensive regulations administered by the PRC government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport).  These controls affect the following material aspects of our operations:

•	exploration, exploitation and mining rights and licensing;
•	rehabilitation of mining sites after mining is completed;
•	recovery rate requirements;
•	industry-specific taxes and fees;
•	target of our capital investments;
•	pension funds appropriation; and
•	environmental and safety standards.

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

The PRC government has become increasingly concerned with mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate internal safety measures, and as reflected by the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines.  Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or customers’ ability to use coal and may require its customers to significantly change operations or to incur substantial costs.  In 2008, the Henan Province mining authorities and related government bureaus conducted industry-wide coal mine safety inspections as a part of the government’s policy and efforts to reduce mining accidents and improve safety.  The Hongchang Mine was inspected in September, October and December of 2008, and during the course of these inspections, mining activity was temporarily halted or reduced.  This and future interruptions in coal extraction due to mining safety inspections, albeit temporary, may have a material effect on the Company’s financial results and operations.

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

As a producer of coal and coke products, SinoCoking is subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China.  These laws and regulations:

•	impose fees for the discharge of waste substances;
•	require the establishment of reserves for reclamation and rehabilitation;
•	require the payment of fines for serious environmental offences; and
•
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

The Company does not currently maintain fire, or other property insurance covering our properties, equipment or inventories. In addition, the Company does not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties.  Any uninsured losses and liabilities incurred by the Company could have a material adverse effect on our financial condition and results of operations. For instance, if it occurred, a major mining accident could prompt government-mandated closure of some or all of our mining operations, which would then require us to spend significant resources on remediation which could consume our available capital resources, and until remediated, we would be required to obtain our raw coal inputs from other third party suppliers at a higher price, which would adversely affect our gross margins on coal and coke products.  Although the likelihood of a major mining accident would be extremely difficult to predict, we note that we have never suffered a casualty or major mining-related accident since inception, we have never been found to be out of compliance with government safety standards, and management believes our mining operations are safer than the industry average in China.

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

If the Company makes acquisitions, it could have difficulty integrating personnel, operations of the acquired companies with its own.  In addition, the key personnel of the acquired business may not be willing to work for the Company.  SinoCoking cannot predict the affect expansion which may have on our core business.  Regardless of whether the Company is successful in making one or more acquisitions, the negotiations could disrupt our ongoing business, distract the management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	delays and waiting periods associated with required safety inspections, as well as government licensing or permitting procedures;
•	the difficulty of integrating acquired resources, products, services or operations;
•	the potential disruption of the ongoing businesses and distraction of the management and the management of acquired companies;
•	the difficulty of incorporating acquired resources, facilities, operations or products into the existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	the effect of any government regulations which relate to the business acquired;
•	potential unknown liabilities associated with acquired businesses and the associated operations, or the need to spend significant amounts to retool, reposition or modify the existing operations; or
•	the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to the acquisition.

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

Risks Related to the Offering and Securities Offered

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

Under our charter and relevant corporate and securities law, the board of directors may approve the issuance of Company common stock in connection with certain types of transactions such as of acquisitions of other companies or mining assets, without obtaining shareholder approval.  As a result, additional securities may be issued in the event of such transactions, resulting in dilution of the holdings of all pre-transaction shareholders, even though one or more of the Company’s shareholders may disagree with the Company’s decision to acquire a target or assets.

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

Prior to our reverse takeover transaction with Top Favour Limited, SinoCoking operated as a private company in China.  As a public company, SinoCoking has incurred and will continue to  incur significant legal, accounting and other expenses that it did not  as a private company.  SinoCoking  is subject to the SEC’s rules and regulations relating to public disclosure.  SEC disclosures generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect that if we undertake compliance with these new rules and regulations we will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly.  For example, we anticipate that we will be required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures.  For example, management may need to increase compensation for senior executive officers, engage senior financial officers able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company.  Such additional personnel, public relations, reporting and compliance costs will affect  our financial results.

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

Listed companies with a stock price trading at less than $5.00 per share will be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors.   In the event that we become subject to these rules, these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.  According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
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

Prior to our acquisition of Top Favour Limited (the BVI holding company for SinoCoking’s business) on February 5, 2010, the Company, then named “Ableauctions.com, Inc.” engaged in businesses unrelated to our current operations.  Although certain previously controlling shareholders of Ableauctions.com and its related liquidating trust have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations, warranties and covenants made regarding such acquisition, including a $1 million reserve fund set aside by a liquidating trust for purposes of paying any indemnification claims by us, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us (and indirectly our shareholders) may not be able to benefit from any funds in reserve.

Reverse takeover transactions of the type to conducted between the Company (then known as Ableauctions.com) and Top Favour are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to such factors as:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in the commodities markets;
•	changes in the economic performance or market valuations of other companies in our industry;
•	announcements by us or our competitors of new or competitive products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of foreign exchange rates between RMB and the U.S. dollar;
•	commercial litigation; and
•	general economic or political conditions in China.

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

The registration and potential sale, either pursuant to our prospectus or pursuant to Rule 144, by certain selling security holders of a significant number of shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares by certain of selling security holders pursuant to the Company’s effective registration statement on Form S-1 and prospectus or under Rule 144, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock.  The presence of short sellers in our common stock may further depress the price of our common stock.  If the selling security holders sell a significant number of shares of common stock, the market price of our common stock may decline.  Furthermore, the sale or potential sale of the offered securities pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

SinoCoking’s Properties

SinoCoking’s principal executive office is in downtown Pingdingshan, approximately 60 kilometers from its plant, which headquarters its executive and administrative staff and oversees its operations.  SinoCoking entered into a lease for the premises with the Pingdingshan Credit Cooperative in June 2008, for an annual rent of USD $8,760 (RMB 66,900).  The lease is generally renewable upon expiration and requires an upfront payment of the annual rent in the amount of $6,328 upon execution of the lease.

SinoCoking’s plant is in nearby Baofeng County, situated on a parcel of land of approximately 160,000 square meters.  The Baofeng municipal government issued the land use right for the plant site to SinoCoking on October 20, 1989.  SinoCoking’s operational office and rail track, as well as its coal washing, coking and power generating facilities, are all located onsite.

The land on which the Hongchang Mine is located is owned by the PRC.  However, SinoCoking owns the buildings that house the mining offices and miners’ living quarters, as well as the onsite mining facilities and equipment.  The disclosures regarding the Hongchang Mine as required under SEC Industry Guide 7 for extractive enterprises are set forth above under the section titled “Business.”

Our VIE, Hongli, has an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources on December 9, 2008 to permit Hongli to acquire land use rights for up to 1,270,000 square meters of industrial-zoned vacant land in Baofeng County.  Per the agreement the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000).  Under the agreement, the Company could have, but was not obligated to, pay the foregoing amount to acquire the land use rights, and the Company would not incur any penalty if it did not exercise its option to acquire the land use rights.    Hongli could have also acquired rights to all or any lesser portion of the land as it may elect, and the total cost would have been pro-rated accordingly.  The Pingdingshan Municipal Bureau of Land and Resources granted Hongli an extension of the option exercise period November 2009, and accordingly Hongli could have exercised its option to acquire the aforesaid land use rights by making payment by the end of June 30, 2010.  The Company decided not to exercise its option to acquire the land use rights and thus no payments in connection with this agreement were made as of June 30, 2010.

For the year ending June 30, 2010, we paid (through Hongli) a total of approximately 34.45 million RMB (USD $5.0 million) to property owners under agreements which will allow SinoCoking to expand its campus onto 250,125 square meters of adjacent land formerly used for residential purposes.  We anticipate spending an additional 50 million RMB (approximately USD $7.4 million) to reconfigure this land for industrial use, which will serve as the site for our new coking facility and related structures.  Management believes that the close proximity of this land to the Company’s existing facilities, and that unlike new land, utility connections and service lines have already been established, will permit cost-effective expansion and the ability to fully utilize power generated by the Company’s coking operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. RESERVED

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The table below indicated the trading prices of the Company’s common stock on the Nasdaq Capital Market since the date of the Acquisition on February 5, 2010:

Common Stock Price Ranges After Acquisition

	2010
Quarter Ended	High	Low
March 31, 2010 (1)	$46.50	$8.80

June 30, 2010	$30.90	$11.75

(1) From February 5, 2010 forward.

On September 24, 2010, the last sale price of the Company’s common stock (under the trading symbol “SCOK”) was $8.15.

As of June 30, 2010, there were approximately 744 record holders of the Company’s common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Prior to the Acquisition (when the Company operated as Ableauctions) and during the twelve month period ending December 31, 2009, the Company’s common stock traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “AAC”, and had traded on this exchange since June 29, 2000.  Prior to June 29, 2000, the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ABLC”.  The range of high and low sale prices per share for the Company’s common stock for each quarter during the period from January 1, 2008 through December 31, 2009, as published by NYSE Amex, is set forth below.  The table gives effect to a 1-for-12 stock split that the Company effected on January 15, 2009, and the 1-for-20 reverse stock split that was effected on February 5, 2010 in conjunction with the Acquisition.

Historical Quarterly Common Stock Price Ranges Prior to Acquisition

	2008
Quarter Ended	High	Low
March 31, 2008	$36.00	$31.20
June 30, 2008	$19.20	$19.20
September 30, 2008	$14.40	$9.60
December 31, 2008	$7.20	$4.80

	2009
Quarter Ended	High	Low
March 31, 2009	$9.00	$3.40
June 30, 2009	$16.20	$4.20
September 30, 2009	$18.80	$8.40
December 31, 2009	$15.80	$8.40

On February 5, 2010, the last sale price of the Company’s common stock (under the trading symbol “AAC”) prior to listing on Nasdaq was $1.30 ($26.00 after giving effect to the 1-for-20 reverse stock split effective on February 5, 2010.)

On the Change of Control Date of February 5, 2010, the Company’s common stock was delisted from NYSE Amex, and assigned the symbol “SCOK”.   Our common stock began trading on the NASDAQ Capital Market under the symbol “SCOK” on February 17, 2010.

Our transfer agent is Interwest Stock Transfer, Inc., whose address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117 and whose telephone number is (801) 272-9294.

Other than the distribution of our pre-Acquisition assets of to the Liquidating Trust, and the assumption by the Liquidating Trust of our pre-Acquisition liabilities, the Company has not paid dividends on its common stock since inception.  The decision to pay dividends on common stock is within the discretion of the board of directors.  It is our current policy to retain any future earnings to finance the operations and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

The information required under Item 701 of Regulations S-K has been previously included in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2010 and 2009 should be read in conjunction with the Summary Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

We are engaged in the coal energy business through our wholly owned subsidiary Top Favour Limited (“Top Favour”), which is a holding company that, through its wholly owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), controls Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), a coal and coal-coke producer in Henan Province in the central region of the People’s Republic of China (“PRC” or “China”).  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory, and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd., which we refer to collectively as the “Baofeng Subsidiaries”.  We refer to Hongli and Baofeng Subsidiaries collectively as “Hongli Group”.  Top Favour controls Hongli Group through contractual arrangements with Hongli Group and its owners.  These contractual arrangements provide for management and control rights, and in addition entitle Top Favour to receive the earnings and control the assets of Hongli Group.  Other than the interests in these contractual arrangements, neither Top Favor nor Hongyuan has any equity interests in Hongli Group.  We refer to Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking”.

SinoCoking Coal and Coke Chemical Industries, Inc. (the “Company”) is a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”).  We use coal from both our own mines and that of third-party mines to produce basic and value-added coal products such as thermal coal, washed metallurgical coal, and chemical and metallurgical coke for steel manufacturers, power generators, and various industrial users.  We also produce and sell coal, including raw (unprocessed) and washed coal (which is coal that has been prepared for coking or thermal uses), medium coal and coal slurries (by-products of the coal-washing process), and coal tar (a by-product of the coke manufacturing process).

All of our business is conducted by Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), which we control through contractual arrangements that Hongli and its owners have entered into with Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”). These contractual arrangements provide for management and control rights, and in addition entitle us to receive the earnings and control the assets of Hongli Group.

Hongyuan is wholly owned by Top Favour Limited, our wholly owned subsidiary.  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory (“Baofeng Coking”), and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”) and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), which we refer to collectively as the “Baofeng Subsidiaries.”  We refer to Hongli and the Baofeng Subsidiaries collectively as “Hongli Group.”  We refer to the Company, Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking.”

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

Estimate of recoverable coal reserves.  SinoCoking capitalizes its mineral rights at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.  The Hongchang Mine was acquired in 2005 for a book value of $13,102,000 with estimated total recoverable coal of 1,215,000 metric tons ($10.78 per metric ton).  If the estimated recoverable coal reserves were to increase or decrease, future depletion expense would decrease or increase accordingly.

Estimate of asset impairment.  The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the Financial Accounting Standard Board’s (FASB’s) accounting guidance regarding “Disposal of Long-Lived Assets”.  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, and market trends.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of June 30, 2010, there was no impairment of long lived assets.

Estimate of valuation allowances for deferred income taxes. Effective January 1, 2007, the Company adopted FASB’s accounting standard which indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  SinoCoking is incorporated in the United States and has incurred a net operating loss for the year ended June 30, 2010, which may be available to reduce future years’ taxable income.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010.  The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Estimate of reserves for contingencies and litigation.  From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of June 30, 2010.

Estimate of the fair value and accounting treatment of certain financial instruments.  The Company uses the FASB’s accounting standard regarding fair value of financial instruments and related fair value measurements.  Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value of those warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and June 30, 2010 using the Level 3 valuation hierarchy.

Due to the short trading history of the Company’s stock, expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets.  Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

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

Hongguan Power, subsidiary of Hongli, generates electricity which is mostly used internally by Baofeng Coking.  The accounting effect of this activity is that the Company includes the cost of production of electricity in its overall operating costs.  Any surplus electricity generated by Hongguang Power is required by local regulation to be supplied and sold to the national power grid.  The value of the surplus electricity would be calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

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

In the past two fiscal years, based on management’s judgment regarding collectability, and based on its judgment no reserve for uncollectable accounts has been made.  If the composition and nature of SinoCoking’s customer base were to significantly change, if the Company began to extend longer term credit to its customers, if conditions became apparent that prompt management to question the collectability of accounts receivable, or any combination of these or other similar factors arise, then this could oblige management to establish a reserve for uncollectible accounts, which would have an adverse effect of the value of reported accounts receivable.

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

The Hongchang Mine was acquired for, and have a book value of $13,102,000, and an estimated total recoverable coal of 1,215,000 metric tons.  In the fiscal year 2010, the Company extracted a total of 242,878 metric tons of coal from the Hongchang Mine, which is 19.99 % of the total estimated recoverable coal.  The Company recorded a depletion expense of $2,813,566 in this period.

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

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

Results of Operations

General.  In fiscal 2010, the Company continued its strategy of increasing its coal trading activities, while the Chinese government’s policy of slowing down the growth of the economy started to affect the market demand for coke products in the 4th quarter of 2010.  In fiscal year 2009, the percentage of revenue SinoCoking earned was approximately 62% from coke products and 38% from coal products.  In fiscal year 2010, the percentage of revenue was 49% from coke products and 51% from its coal products due to the weak demand of coke in the 4th quarter of fiscal 2010.

In late June 2010, the Henan Province authorities and related government bureaus conducted industry-wide coal mine safety inspections as a part of the government’s efforts to reduce mining accidents and improve safety before mine consolidations are finalized.  The Baofeng Mines were temporarily closed and will be reopened upon completion of the government inspections which have yet to take place.  Generally, raw coal extracted from the Company’s own mines has lower cost per ton compared to raw coal purchased on the open market from third party suppliers.  The government’s mine consolidation program in Henan province has had a negative impact on the total local production of the coal, and thus the raw coal and washed coal prices increased, which, in turn, caused the Company’s average cost of production in fiscal 2010 to increase accordingly. Management does not immediately anticipate any additional safety inspections or pending stoppages of mining activities by the government after the mine consolidations are completed in Henan province.  However, it has no means of predicting the timing, frequency or duration of safety inspections, or whether additional inspections will be conducted in the near or long term future, except that mine safety and design inspections are generally required as a routine part of the mine consolidation process, when additional mining properties are acquired.

On a macro level, management has observed the following trends, which may have a direct impact on the Company’s operations in the near future: (1) the consolidation process in Henan province affected the total supply of the metallurgical coal supply in the region, and therefore affected the prices of coal products to increase; (2) government-initiated policies to consolidate the coking industry are expected to accelerate, hastening the closure of small-sized and less-efficient coking facilities in China, and (3) the central government has continued to pursue policies to provide economic stimulus as necessary in order to maintain momentum and growth in domestic consumption.  Management believes these factors have been working to restore demand levels of all coal related product, especially for coke, in the long term.

Revenues.  SinoCoking’s revenues increased by $7,631,498 or 14.85%, in fiscal 2010, with total revenues of $59,027,490 as compared to fiscal 2009 with total revenues of $51,395,992.

These increases were caused primarily by a strong increase in coal product sales revenue, offset by a moderate decrease in revenue from coke sales.  Starting from the second quarter of fiscal 2010, the Henan province government started its consolidating process for all local private coal mines which included the temporary closure of coal mines so that safety inspections could take place.  Such closures resulted in a decrease in the available coal supply in the market and prices for coal increased accordingly.  In response, the Company started to increase its coal products sales in order to maintain its profitability. In the second half of the fourth quarter of fiscal 2010, the adverse impact of the Chinese government’s policy of slowing down the domestic economy began affecting the demand for our coke products, and thus the Company’s revenue from coke sales decreased.  In the fiscal 2010, SinoCoking increased its coal product revenue by 52.63% as compared to the same period ending June 30, 2009.  In the second half of the calendar year 2009, the market demand for coke products rebounded, and the market prices for coke also began to recover, peaking at $230 per ton in December 2009.  Shortly after the end of 2009, local market prices for coke products began to moderate, fluctuating between $200 to $230 per ton.  In response to these trends, in the first calendar quarter in 2010, the Company resumed coke production and sales, increasing production significantly though not to the levels achieved in the same period in 2009.  However, in the fourth quarter of fiscal 2010, weak demand for coke affected the Company’s coke sales, and thus the contribution of coke sales to the Company’s total revenues was less than in fiscal 2009.  However, the coke market, after June 30, 2010, subsequently recovered due to the decreased supply of coal material, and therefore both the demand and the price of coke increased.  Management anticipates that this trend will continue, and the coke market will recover in the near future.  At the same time, as further discussed below, the Company continued to increase its sales of coal products in response to market prices for coal that were considered favorable by management.

SinoCoking’s revenues for the fiscal 2010 and 2009, respectively, categorized by product type (coke products and coal products), were as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenues
Fiscal Year 2009	$31,706,265	$19,689,727	$51,395,992
Fiscal Year 2010	28,974,918	30,052,572	59,027,490
Increase (decrease) in US$	$(2,731,347)	$10,362,845	$7,631,498
% Increase (decrease) in US$	(8.61)%	52.63%	14.85%
Quantity Sold (metric tons)
Fiscal Year 2009	162,277	284,840	447,117
Fiscal Year 2010	139,093	424,977	564,069
Increase (decrease)	(23,184)	140,137	116,952
% Increase (decrease)	(14.29)%	49.20%	26.16%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications.  Coal products include washed and raw coal, which is used by customers primarily for electricity generation and heating applications.  As used in this discussion and analysis, the “raw coal” category includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average sale prices for the Company’s four principal products for the fiscal 2010 and 2009 ending June 30, were as follows,

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Fiscal Year 2009	$197	$153	$58	$119
Fiscal Year 2010	208	214	62	127
Increase (decrease) in US$	11	61	4	8
% Increase (decrease) in US$	5.60%	39.87%	6.90%	6.72%

Average sale prices are driven by a number of factors, including the particular composition and grade or quality of the coal or coke sold by the Company, prevailing market prices for these products in the Chinese local and national market, prevailing market prices in the global marketplace, timing of sales, delivery terms, purchase order negotiations between the Company and its customers, and relationships with those customers.   Management believes that the changes in average selling prices in the fiscal 2010 were primarily driven by changes in coal product composition, external market forces and the timing of sales by the Company.

Management generally sells coal inventory and sells the Company’s coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms.  The average price of the raw coal was calculated based the weight of the unprocessed coal, coal by products from coal washing process, and mixed thermal coal. Since the raw coal market price was correspondingly stable, the change of the price in raw coal category reflects the weight changes among the different coal product other than washed coal. Management notes that average selling prices for coal products are also influenced by changes in the mixtures of coals (with different grades and heat content) that is sold to customers.   As noted below in this discussion, SinoCoking changed the composition of the coal mixtures for its coal products sold in the three and twelve month periods ending June 30, 2010, specifically, due to relatively strong demand for thermal coal, which enabled the Company to sell coal mixtures of lower thermal grade without major reductions in price per ton.

Coke product revenues for the fiscal year ending June 30, 2009 and 2010 were as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenues
Fiscal 2009	$30,534,755	$1,171,510	$31,706,265
Fiscal 2010	27,650,175	1,324,743	28,974,918
Increase (decrease) in US$	(2,884,580)	153,233	(2,731,347)
% Increase (decrease) in US$	(9.45)%	13.08%	(8.61)%
Quantity Sold (metric tons)
Fiscal 2009	154,631	7,646	162,277
Fiscal 2010	132,911	6,182	139,093
Increase (decrease)	(21,720)	(1,464)	(23,184)
% Increase (decrease)	(14.05)%	(19.15)%	(14.29)%

In the fiscal 2010, the Company’s revenue from the sale of coke products decreased by 9.45%, as compared to the year ending June 30, 2009.  The decrease for the fiscal 2010 was mainly due to the soft demand for coke in the fourth quarter of fiscal 2010, although the sales price stayed at the same level. In the first quarter of calendar year 2010, the Chinese coke market started to recover and thus the Company increased its coke production and expected further growth to occur in the following months. However, starting in the second quarter of calendar year 2010, affected by the steel production controls by the Chinese government, the demand for coke weakened, and the contribution of coke sales to our total revenues for the entire fiscal 2010 was less than management’s expectation, and total sales revenue of coke for fiscal 2010 decreased. With the current shortage of supply in coal market, and with the pending closing of the unqualified small scale coking factories in China, the demand for coke in the market has slightly recovered since late July 2010, and management believes that such recovery will continue in the coming months.

The coal tar revenue increased by 13.08% in fiscal 2010, or $153,233, as compared to $1,171,510 for the fiscal 2009. This increase was primarily driven by an increase in the unit sales price of coal tar, from $153 in fiscal 2009 to $214 in fiscal 2010. The increase in unit sales price was mainly due to an increase in the quality of coal tar sold, and prices for fossil-fuel-related products also generally rebounded in fiscal 2010.

Coal product revenues for the fiscal 2010 and 2009 were as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Fiscal 2009	$13,151,325	6,538,402	$19,689,727
Fiscal 2010	22,964,448	7,088,124	30,052,572
Increase (decrease) in US$	9,813,123	549,722	10,362,845
% Increase (decrease) in US$	74.62%	8.41%	52.63%
Quantity Sold (metric tons)
Fiscal 2009	229,480	55,360	284,840
Fiscal 2010	369,379	55,598	424,977
Increase (decrease)	139,899	238	140,137
% Increase (decrease)	60.96%	0.43%	49.20%

SinoCoking sharply increased its sales, both in terms of revenue and volume, of coal products in the fiscal 2010, as compared to the year ending June 30, 2009.  During this period, raw coal and washed coal market prices trended upward in the months leading up to the end of 2009, due to colder weather which led to higher demand for thermal coal.  Management viewed this period in 2009 as a favorable environment for coal trading.  During the period from late calendar year 2009 to early calendar year 2010, the Company sold thermal coal (included under the “raw coal” category) to its customers at prices above seasonal and annual norms, during winter months when the market supply for thermal coal was low.  The Company sold coal inventory consisting of both coal acquired from third party suppliers, as well as coal extracted from its own mines.  In fiscal year 2010, the Company also sold lower grade mixtures of thermal coal, at a lower average price per ton.  The Company sold 369,379 tons of various mixtures and composites of raw coals and realized more than $23 million in revenue in fiscal year 2010, resulting in a 74.62% increase in revenue from the sale of raw coal as compared to the previous year.  The Company also sold approximately 55,600 tons of washed coal in fiscal 2010, resulting in revenues of approximately $7 million.

In the fiscal 2010, SinoCoking’s results also reflect the Company’s strategy of selling a larger volume of coal products relative to coke products.   During that time period, the Company increased its inventory of raw coal (especially thermal coal) from both its mining operations and open market purchases, which it anticipated during the winter months.  SinoCoking sold approximately 55,598 tons of washed coal during fiscal 2010, most of which were sold in the first 6 months of fiscal 2010. Since the beginning of calendar year 2010, inventories of washed coal were already considered to be low, and rather than sell the washed coal, the Company opted to maintain a minimum level of washed coal in inventory that was considered by management to be sufficient to ensure an adequate buffer of supplies for its coking operations.   In 2009, as discussed, the Company increased its coal trading activities, and began buying and selling more coal products in order to boost revenue and maintain cash flow and profitability.  In the quarter ending September 30, 2009, the Company sold a significant amount of washed coal, however, during the third fiscal quarter ended March 31, 2010, the Company did not sell any washed coal as it began to utilize all of its stock of washed coal to increase coke production. Management anticipated that the consolidation conducted by the Henan provincial government would have a significant negative impact on the coal product market, and thus the Company kept its washed coal inventory to maintain its coking operation.

Cost of Revenue.  Cost of revenue increased from $27,523,329 to $36,577,438 for the fiscal 2010, as compared to fiscal 2009.  The increase in cost of revenue was primarily a result of a sharp increase of coal product sales, especially our coal trading activity, offset by a reduction in coke product sales.  In order to meet customer demand for coke products, the Company increased its purchase of raw coal from external suppliers, resulting in a higher cost of inputs compared to raw coal sourced from its own coal mines.

Gross Profit.  Gross profit decreased by $1,422,611 or 5.96%, to $22,450,052 in the fiscal 2010 from $23,872,663 in fiscal year 2009.  The main reason for the decrease of the gross profit was the decrease of our coke sales and the increase in the cost of revenue.

Operating Expenses.  Operating expenses, which consisted of selling expenses and general and administrative expenses, increased by $190,658, or 7.22% in fiscal 2010 as compared to the fiscal 2009.  The selling expense decreased by $237,959 because the Company changed its selling policy, which, inturn, led to a decrease in transportation expenses. The reverse merger and equity financing expense increased the Company’s overall general and administrative expenses over $1.2 million, and the maintenance fee for listing as an U.S. Public Company increased the total general and administrative expense in the amount of approximately $1.2 million. At the same time, the expenses for the Company’s business operations decreased approximately $0.9 million due to the following reasons: (a) the Company’s bad debt accrued decreased by approximately $290,000 in fiscal 2009; (b) the expense for the new coking facility project decreased by approximately $240,000, and (c) the expense for pollution prevention decreased by approximately $130,000 because no payment was required by the government in fiscal 2010.

Other Income and Expense. Other income and expense contains finance expense, net, income and expense not directly related to the Company’s main operations, and change in fair value of warrants.

Finance expense decreased by $620,882, or 67.92% from $914,072 for fiscal 2009 to $293,190 for to the fiscal 2010. This decrease was mainly driven by lower average outstanding loan balances during 2010. The Company paid off its bank loans during the first two quarters of fiscal 2010, Even though the Company borrowed $14.73 million at end of May 2010, the loan interest expense was lower than the prior year. In addition, the majority of the related party loans were paid before June 30, 2009, the Company imputed interest expense of $490,274 relating to loans borrowed from the related parties while it only imputed an interest expense of $67,269 in fiscal 2010.

The Company had net other income of $107,799 in fiscal 2010 as compared to $139,823 in fiscal 2009, decrease of $32,024, or 22.9%. The Company received $140,000 government grant in fiscal 2009. Net income of current year represented the recovery of uncollectible accounts which was charged to bad debt expense in prior years.

Change in fair value of warrants amounted to $24,016,417 for the year ended June 30, 2010. The Company had no such gain in prior year. In connection with the private placement equity financing disclosed in Note 19, the Company issued warrants exercisable for 4,039,636 shares of the Company’s common stock on February 5, 2010 and March 11, 2010. As a result of the reverse acquisition disclosed in Note 3, the functional currency of the Company changed from US dollar to RMB starting from February 5, 2010, the completion date of the transaction. The Company’s warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of those warrants need to be recognized currently in earnings and the warrants were recorded as derivative instruments. The Company used the Cox-Ross-Rubinstein binomial model to value the warrants issued in relation to the equity financing, amounting to in $94,605,650 on the warrant issuance dates. Gross cash proceeds from this equity financing was approximately $44 million and 100% allocated to the warrants issued. The exceeded value of warrants of $40,153,156 was reflected as a loss due to a change in fair value of warrants. This loss was offset by the change of value of warrants between June 30, 2010 and the issuance date of $64,169,573, resulting in the net gain on change fair value of warrants of $24,016,417.

Provision for Income Taxes. Provision for income taxes increased by $1,025,434, for the fiscal 2010, as compared to the same period ending June 30, 2009, due primarily to the Company receiving more tax exemptions in fiscal 2009 as compared to fiscal 2010.

Net (loss) income.  Net income, including the change on fair value of warrants, was $38,934,497 for fiscal year 2010, as compared to $16,967,935 for fiscal 2009.

The Company uses non-GAAP adjusted net income to measure the performance of the Company’s business internally by excluding non-cash charges related to warrants, and believes that the non-GAAP adjusted financial measure allows the Company to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods.  We believe that providing this non-GAAP measure that the Company uses internally is useful to investors for a number of reasons.  The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges.  In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by the Company’s management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure.  However, the Company compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income.

	Fiscal
	2010	2009
Net income	$38,934,497	$16,967,935
Change in fair value of warrant liabilities	(24,016,407)	-
Adjusted net income	$14,918,090	$16,967,935

Earnings per share- basic	$2.49	$1.29
Earnings per share- diluted	$2.44	$1.29

Adjusted earnings per share - basic	$0.95	$1.29
Adjusted earnings per share - diluted	$0.94	$1.29

Weighted average number of common shares - basic	15,623,823	13,117,952
Weighted average number of common shares - diluted	15,942,451	13,117,952

Excluding those non-cash expenses, adjusted net income of the fiscal 2010 and 2009 were approximately $15 million and $17 million, respectively, and resulted in $0.95 and $1.29 basic earnings per share, and $0.94 and $1.29 diluted earnings per share for the fiscal 2010 and 2009, respectively.

The decrease of our adjusted net income for fiscal 2010, as compared with the fiscal 2009, was primarily because of the approximately $1.4 million decrease in gross profit, $1.5 million expense related to reverse merger and equity financing expense incurred after the Company went to public, and a $1 million increase of the provision for income tax as stated above.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Year Ended June 30,
	2010	2009	2008
Net cash provided by (used in) operating activities	$17,781,765	$11,890,214	$13,060,249
Net cash provided by (used in) investing activities	(32,903,855)	(10,503,647)	(8,471,010)
Net cash provided by (used in) financing activities	32,170,537	(5,832,642)	(937,425)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $17,781,765 in fiscal year 2010, an increase of $5,891,549, or 49.55%, as compared with $11,890,214 for fiscal year 2009.

During fiscal 2010, the cash increase was mainly due to a decrease in account receivables of $1.18 million and an increase in advances to suppliers of $2.9 million.  The decrease in account receivables was primarily due to the Company’s better sales credit control and timely receivable collection.  The Company was in the process of acquiring several coal mines.  Due to the potential acquisitions, some of the coal mines did not demand advances for purchases.

The cash increase was offset by the following factors: (1) an increase in inventories of $2.1 million, (2) a decrease in customer deposit of $3.65 million, and (3) a decrease in taxes payable of $1.46 million.   The increase in inventory corresponded with the anticipated increase in sales.   The decrease in customer deposit was mainly because the Company received a large customer deposit in the prior fiscal year while sales demand of for the Company’s coke products was strong.  The demand of coke product was more moderate in 2010.  The decrease in taxes payable was caused by the large amount of income taxes and value tax payment that the Company made in the current year.

Net Cash Used in Investing Activities

During the fiscal year ending June 30, 2010 the Company had net cash used for investing activities of approximately $33 million, and in fiscal 2009, it had capital expenditures of approximately 10.5 million.  For the fiscal year ending June 30, 2010, the Company made payments of: (1) approximately  $5.1 million toward the expansion and redevelopment of adjacent formerly residential land, (2) approximately $8.8 million was paid for the mine acquisitions, (3) approximately  $12.2 million in construction-related expenditures for its new coking facility, and (4) approximately $4.3 million toward the construction of new coal mining underground constructions, as well as a $2.5 million loan to an unrelated party.  The increase in capital expenditures in this period as compared to the same period in 2009 was mainly due to the construction and land redevelopment expenditures, as well as the mine acquisitions. In fiscal 2009, the Company spent approximately $10.5 million to pay for the new coking facility construction and improvement of underground construction for further operation.

Net Cash Used in Financing Activities

The net cash received as a result of financing activity was approximately $32 million. In February and March 2010, the Company raised approximately $44 million by issuing common stock with cash at a cost of approximately $2.26 million. In May 2010, the Company used $17,010,000 as collateral to obtain the $14,730,000 (RMB 100,000,000) bank loan from the Shanghai Pudong Development Bank for its Hongyuan subsidiary. This loan bears an interest obligation of 4.78% per annum, and the $17,010,000 was deposited as a 6 months deposit in the bank with interest benefit of 1.3% per annum. The Company then deposited approximately $5.8 million to obtain the credit in the form of 6 months interest free notes in the amount of $11.6 million in order to finance its further investment for its 900,000 tons coking facility construction project. In fiscal 2010, the Company also repaid $2.2 million bank loan in September 2009. In fiscal year 2009, the Company had the net use of cash from financing activities. The main usage of the cash was to repay a related party loan in the amount of approximately $5.2 million, and repay a matured bank loan of approximately $1.1 million.

Capital Resources

Funding for the Company’s business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including from its major shareholder Mr. Lv and Mr. Liuchang Yang, who is a director of the Company.

The Company does not have any outstanding loans under lines of credit.

The business plan of the Company involves growing its business through (1) expansion and modernization of its production facilities and achieving greater energy efficiency while also lessening environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; (4) strategic cooperation with Zhengzhon Coal Industry Group in order to indirectly control the coal resource and also secure the Company’s internal material requirements and stable supply for coal product trading; and (5) purifying and selecting level 10 washed coal, which is highly demanded in the market from the 2 million metric tons of raw coal provided by Zhengzhon Coal, in order to increase the Company’s product categories, secure sufficient raw coal material for the 900,000 metric tons coking facility project, and increase the Company’s profitability. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time;

SinoCoking has commenced action on two major initiatives as a part of its growth plan, that are expected to require capital resources:

1.
New Coking Facility.  On March 3, 2010, SinoCoking announced that it began construction of its new coking facility to be located beside the Company’s current facilities in Pingdingshan City.  The Company estimates that the new coking facility will cost approximately $70 million to complete, and as described elsewhere in this Form 10-K, is expected to begin production of metallurgical and chemical coke, coal gas and various chemical products by early 2011.

2.
Mine Acquisitions.  On February 19, 2010, SinoCoking announced its plan of acquisition, in which it will seek consolidation of coal mines in the Henan province, as a part of a general policy in the coal mining industry in Henan Province to improve production efficiency and improve safety.  On that date, SinoCoking announced 22 private company targets with an aggregate licensed production capacity of 3.3 million metric tons of coal per year.  The Company intends to acquire a controlling stake in selected private mine-owning companies using cash, its common stock, or a combination of both as consideration for these acquisitions.

In the quarter ending December 31, 2009, the Company obtained a letter of intent from the Pingdingshan Rural Cooperative Bank, confirming the bank’s intention to loan the Company up to 300 million RMB (approximately USD $42 million), unsecured at an annual interest rate of 5.2% to finance the construction of its new coking facility. This letter of intent expired on June 30, 2010. In the first quarter of 2010, SinoCoking raised $44 million in gross proceeds from the sale of common stock and warrants.

SinoCoking’s management presently anticipates that its recent equity issuance, its access to credit, and cash flow from operations, together will provide sufficient capital resources to pursue and complete the construction of its new coking facility and proposed mine acquisitions.  We intend to utilize existing cash, cash flow from operations and bank loans, to finance the cash portion of the consideration to be paid for our acquisitions.   We may consider the issuance of additional equity securities in order to finance our mine acquisitions.

We have not experienced any material losses since inception relating to accidents or other similar events.  Please refer to the risk factor entitled “We may suffer losses resulting from industry-related accidents and lack of insurance” on page 24 of this annual report.

Capital Expenditures

During the year ending June 30, 2010, the Company had capital expenditures of $30.4 million, and in fiscal 2009, it had capital expenditures of approximately $10.5 million.  These capital expenditures were made in order to purchase vehicles, mining equipment and coking equipment for the Company’s new 900,000 ton per year coking facility currently under construction, as well as expansion of its coal mining facilities.  Specifically, for the year ending June 30, 2010, the Company made payments of approximately $5.1 million toward the expansion and redevelopment of adjacent formerly residential land (see Item 2. Properties), approximately $8.8 million was paid for the mine acquisitions, approximately $12.2 million in construction-related expenditures for its new coking facility, and approximately $4.25 million for the construction of new coal mining tunnels.  The increase in capital expenditures in this period as compared to the same period in 2009 was mainly due to the construction and land redevelopment expenditures, as well as the mine acquisitions.  Continued high levels of capital expenditures are anticipated over the next year and until completion of the new coking facility, which the Company plans to complete by 2011.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments and has no foreign exchange contracts.  The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations.  The Company generally considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.  However, in order to manage the foreign exchange risks, the company may in the future engage in hedging activities to manage its financial exposure related to currency exchange fluctuation.  In these hedging activities, the Company might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.  Currently the Company does not engage in any of these types of currency hedging transactions.

Interest Rates.  The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term obligations.  Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities.  At June 30, 2010, the Company had approximately $40.3 million in cash. A hypothetical 10% increase or decrease in applicable interest rates would not have a material impact on the Company’s earnings or loss, or the fair market value or cash flows of these instruments.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements for the years ended June 30, 2010 and 2009 begin on the following page.

SinoCoking Coal and Coke Chemical Industries, Inc. Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SinoCoking Coal and Coke Chemical Industries, Inc

We have audited the accompanying consolidated balance sheets of SinoCoking Coal and Coke Chemical Industries, Inc and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. SinoCoking Coal and Coke Chemical Industries, Inc and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SinoCoking Coal and Coke Chemical Industries, Inc as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP (successor entity of Moore Stephens Wurth Frazer & Frost, LLP)

Brea, California
September 28, 2010

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS

CURRENT ASSETS
Cash	$17,403,008	$278,399
Restricted cash	22,902,000	-
Loans receivable	2,513,308	-
Notes receivable	1,045,830	358,808
Accounts receivable, trade, net	5,304,684	6,454,663
Other receivables	479,121	225,288
Other receivables - related parties	477,052	-
Inventories	2,261,816	107,187
Advances to suppliers	5,509,780	8,364,448
Total current assets	57,896,599	15,788,793

PLANT AND EQUIPMENT, net	20,930,413	16,954,659

OTHER ASSETS
Prepayments for land use rights	5,074,485	-
Prepayments for mine acquisitions	8,858,398	-
Prepayments for construction of new operating plant	16,789,806	7,462,008
Intangible - land use rights, net	1,892,292	1,945,811
Intangible - mineral rights, net	2,629,437	5,233,992
Other assets	103,110	102,550
Total other assets	35,347,528	14,744,361

Total assets	$114,174,540	$47,487,813

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$291,750	$244,570
Notes payable	2,946,000	-
Short term loans - bank	14,730,000	2,219,475
Short term loans - others	515,550	1,098,750
Due to related party	51,381	1,540,337
Other payables and accrued liabilities	1,433,121	744,058
Customer deposits	106,830	3,751,327
Taxes payable	1,229,019	2,682,254
Total liabilities	21,303,651	12,280,771

OTHER LIABILITIES
Warrant derivative liability	30,436,087	-
Total other liabilities	30,436,087	-

Total liabilities	51,739,738	12,280,771

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 authorized,
20,871,192 and 13,117,952 issued and outstanding as of
June 30, 2010 and 2009, respectively	20,871	13,118
Additional paid-in capital	67,269	3,531,959
Statutory reserves	1,837,395	1,127,710
Retained earnings	59,373,726	29,754,451
Accumulated other comprehensive income	1,135,541	779,804
Total shareholders' equity	62,434,802	35,207,042

Total liabilities and shareholders' equity	$114,174,540	$47,487,813

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

REVENUE	$59,027,490	$51,395,992

COST OF REVENUE	36,577,438	27,523,329

GROSS PROFIT	22,450,052	23,872,663

OPERATING EXPENSES:
Selling	494,943	732,902
General and administrative	2,334,604	1,905,987
Total operating expenses	2,829,547	2,638,889

INCOME FROM OPERATIONS	19,620,505	21,233,774

OTHER INCOME (EXPENSE), NET
Finance expense, net	(293,190)	(914,072)
Other income, net	107,799	139,823
Change in fair value of warrants	24,016,407	-
Total other income (expense), net	23,831,016	(774,249)

INCOME BEFORE INCOME TAXES	43,451,521	20,459,525

PROVISION FOR INCOME TAXES	4,517,024	3,491,590

NET INCOME	38,934,497	16,967,935

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	355,737	74,264

COMPREHENSIVE INCOME	$39,290,234	$17,042,199

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	15,623,823	13,117,952
Diluted	15,942,451	13,117,952

EARNINGS PER SHARE
Basic	$2.49	$1.29
Diluted	$2.44	$1.29

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED  ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
			Additional		Retained (deficit) earnings		other
	Common Stock		paid-in	Contribution	Statutory		comprehensive
	Shares	Par Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, June 30, 2008	13,117,952	$13,118	$3,032,685	$(1,000)	$573,412	$13,340,814	$705,540	$17,664,569

Net income						16,967,935		16,967,935
Adjustment of statutory reserve					554,298	(554,298)		-
Shareholder contribution			9,000	1,000				10,000
Shareholder cash contribution and by forfeited imputed interest			490,274					490,274
Foreign currency translation adjustments							74,264	74,264

BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$-	$1,127,710	$29,754,451	$779,804	$35,207,042

Shares and warrants issued in reverse merger recapitalization	405,710	406	(406)					-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265					44,069,610
Offering costs related to shares and warrants sold			(12,015,273)					(12,015,273)
Warrants issued reclassified to derivative liability			(35,578,543)			(8,491,067)		(44,069,610)
Cumulative effect of reclassification of existing warrants						(631,002)		(631,002)
Fractional shares due to the one-for-twenty reverse split	2,595	2	(2)					-
Net income						38,934,497		38,934,497
Adjustment of statutory reserve					709,685	(193,153)		516,532
Imputed interests on loans from related parties waived			67,269					67,269
Foreign currency translation adjustments							355,737	355,737

BALANCE, June 30, 2010	20,871,192	$20,871	$67,269	$-	$1,837,395	$59,373,726	$1,135,541	$62,434,802

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,934,497	$16,967,935
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	3,195,093	2,013,441
Amortization and depletion	2,685,745	2,877,364
Bad debt expense	216	293,000
Change in fair value of warrants	(24,016,407)	-
Additional capital increased by forfeited imputed interest	67,269	490,274
Capitalized interest	-	(35,914)
Reservation of mine maintenance fee	516,532	-
Change in operating assets and liabilities
Notes receivables	(682,133)	(358,808)
Accounts receivable, trade	1,179,942	(3,180,319)
Other receivables	(43,272)	774,999
Other receivables - related party	(416,620)	-
Inventories	(2,144,832)	100,353
Advances to suppliers	2,897,074	(6,710,962)
Accounts payable, trade	(173,590)	(3,346,930)
Other payables and accrued liabilities	893,161	(954,832)
Customer deposits	(3,649,307)	3,237,596
Taxes payable	(1,461,603)	(276,983)
Net cash provided by operating activities	17,781,765	11,890,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(2,513,308)	-
Payments on equipment and construction-in-progress	(7,061,654)	(3,041,639)
Prepayment on land use rights	(5,052,782)	-
Prepayment on mine acquisitions	(8,820,510)	-
Prepayments on construction-in-progress	(13,876,235)	(7,462,008)
Refunds of long-term prepayments	4,420,634	-
Net cash used in investing activities	(32,903,855)	(10,503,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(22,876,800)	-
Shareholder contribution	-	10,000
Proceeds from sale of common stock and warrants	44,069,610	-
Cash offering cost related to common stock	(2,263,391)	-
Cash proceeds from notes payables	2,933,400	-
Cash proceeds from short-term bank loans	14,667,001	-
Repayments to short-term bank loans	(2,222,051)	(1,180,790)
Cash proceeds from short-term loans - others	-	586,000
Repayment to short-term loans - others	(586,680)	-
Repayments to related parties	(1,550,552)	(5,247,852)
Net cash provided by (used in) financing activities	32,170,537	(5,832,642)

EFFECT OF EXCHANGE RATE ON CASH	76,162	19,345

INCREASE (DECREASE) IN CASH	17,124,609	(4,426,730)

CASH, beginning of year	278,399	4,705,129

CASH, end of year	$17,403,008	$278,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$8,902,126	$3,451,585
Cash paid for interest expense	$85,219	$286,194

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term prepayments to other receivables
due to contracts were cancelled	$208,271	$-
Warrants issued for placement agent fee	$9,751,882	$-

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour (BVI)”), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. Immediately prior to the closing the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. After the share exchange transaction, Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to February 5, 2010 are those of Top Favour (BVI) except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. See more details in Note 3.

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In accordance with FASB’s accounting standard for consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of these contractual arrangements (Note 1), Top Favour (BVI) is obligated to absorb a majority of the risk of loss from Hongli’s activities and Top Favour (BVI) is enabled to receive a majority of its expected residual returns. Top Favour (BVI) accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; valuation allowances for deferred income taxes; reserves for contingencies and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

Stock-based compensation

We record share-based compensation expense based upon the grant date fair value of share-based awards. The value of the award is principally recognized as expense ratably over the requisite service periods. We use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Revenue recognition

The Company's revenue recognition policies are in compliance with FASB’s accounting standards. Coal and coke sales are recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  This generally occurs when coal and coke is loaded onto trains or trucks at one of the Company’s loading facilities or at third party facilities.

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

Shipping and handling costs

Shipping and handling costs related to costs of the raw materials purchased is included in cost of revenues.  Total shipping and handling costs amounted to $25,248 and $202,849 for the years ended June 30, 2010 and 2009, respectively.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and the BVI is the US dollar compared to the functional currency its subsidiaries and VIEs in the PRC which is the Chinese Renminbi (RMB).

For the subsidiaries and VIEs whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended June 30, 2010 and 2009, the transaction gains and losses were not significant.

The balance sheet amounts, with the exception of equity, at June 30, 2010 and 2009 were translated at RMB 6.79 to $1 and RMB 6.83 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2010 and were at RMB 6.82 to $1 and RMB 6.83 to $1, respectively.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
		Level 1	Level 2	Level 3
Warrant liability	$30,436,087	$—	$	$30,436,087

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value to those warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and June 30, 2010.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

	Warrants 1	Warrants 2	Warrants 3	Warrants 4	Warrants 5
# of shares exercisable
	590,446	3,082,027	117,163	250,000	36,973
Valuation date	2/5/2010	3/11/2010	3/11/2010	3/11/2010	2/5/2010
Exercise price	$12.00	$12.00	$12.00	$6.00	$48.00
Stock price	$26.00	$31.75	$33.63	$31.75	$26.00
Expected term(year)	5.00	5.00	5.00	5.00	7.18
Risk-free interest rate	2.23%	2.43%	2.43%	2.43%	3.04%
Expected volatility	80%	80%	80%	80%	80%

	Warrants 1	Warrants 2	Warrants 3	Warrants 4	Warrants 5
# of shares exercisable
	590,446	3,082,027	117,163	250,000	36,973
Valuation date	6/30/2010	6/30/2010	6/30/2010	6/30/2010	6/30/2010
Exercise price	$12.00	$12.00	$12.00	$6.00	$48.00
Stock price	$12.30	$12.30	$12.30	$12.30	$12.30
Expected term(year)	4.61	4.70	4.72	4.70	6.78
Risk-free interest rate	1.63%	1.67%	1.67%	1.67%	2.38%
Expected volatility	80%	80%	80%	80%	80%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended June 30, 2010 and 2009, there were no impairment charges.

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in Hong Kong and in the United States of America.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

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

Other receivables

Other receivables mainly include advances to employees for general business purpose. No interest is charged to other receivable. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials and supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used in the Company.  The cost of finished goods included (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2010 and 2009, the management believed that no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies to certain suppliers for raw materials purchase and construction contracts. These advances are interest-free and unsecured.

Plant and equipment, net

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Estimated Useful Life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	1-5 years
Transportation equipment	5-7 years

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements. Interest incurred during the period of construction, if material, is capitalized.  For the years ended June 30, 2010 and 2009, $0 and $35,914 interest was capitalized into construction in progress, respectively. All other interest is expensed as incurred.  Construction-in-progress is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

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

Intangible - mineral rights, net

Mineral rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tones.  The Company’s coal reserves are controlled through direct ownership which generally lasts until the recoverable reserves are depleted.

Impairment of long - lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets”.  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as June 30, 2010 and 2009, there was no impairment of long lived assets.

Asset retirement cost and obligations

The Company adopted the accounting standard to account for the asset retirement cost and obligations to retire tangible long-lived assets. This standard generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. If an entity has a conditional asset retirement obligation, a liability should be recognized when the fair value of the obligations can be reasonably estimated.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves as determined under Securities and Exchange Commission (SEC) Industry Guide 7, multiplied by the production during the period.

Asset retirement costs generally include the cost of reclamation (the process of bringing the land back to its natural state after completion of exploration activities) and environmental remediation (the physical activity of taking steps to remediate, or remedy, any environmental damage caused).

In May 2009, Henan Bureau of Finance and Bureau of Land and Resource issued regulation for “Mine Environment Control and Environment Recovery” (“Mine Recovery Regulations”) which require mining companies to file an Evaluation Report Regarding Mining Environmental Impact (“Evaluation Report”) before December 31, 2010. The corresponding authorities will determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation will be determined by the authorities based on the approved filing.

The Company did not record such asset retirement obligation as of June 30, 2010 and 2009 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extend of remediation required in and around the mining area, the methods to be used to remediate the mining site, and the government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Chinese income taxes

The Company’s subsidiary and VIEs are operating in the PRC and are governed by the income tax laws of the PRC and various local income tax laws (“Income Tax Laws”).  The Company’s subsidiary and VIEs are generally subject to an income tax at a statutory rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company’s coal and coke that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products.  The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

Warrant derivative liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of warrants”.

Due to the reverse merger on February 5, 2010, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of the adoption of this accounting standard, all warrants issued after the February 5, 2010 reverse acquisition were recorded as derivative liability because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB.

Prior to February 5, 2010, the Existing warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. Therefore, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company has reclassified the fair value of the Existing warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants were assumed to be exercised at the beginning of the period ( or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive income

FASB’s accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustments.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of such principal owners and management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

Note 3 - Business acquisition

On February 5, 2010, the Company (formerly known as Ableacutions.com, Inc) completed a share exchange transaction with Top Favour (BVI), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. Immediately prior to the closing the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date, the Company issued 13,117,952 of its common shares to Top Favour (BVI)’s shareholders in exchange for 100% of the capital stock of Top Favour (BVI). Prior to the share exchange transaction, the Company had 405,710 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 13,523,662 shares of common stock outstanding, and Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. Acquisition-related costs incurred to effect the business combination, including finder’s fee, advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,127,612 and accounted for as expense for the year ended June 30, 2010.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 4 – Enterprise-wide reporting

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the years ended June 30 are as summarized as follows:

	2010	2009
Coke	$27,650,175	$30,534,755
Coal tar	1,324,743	1,171,510
Raw coal	22,964,448	13,151,325
Washed coal	7,088,124	6,538,402
Total	$59,027,490	$51,395,992

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions located in PRC and Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  As of June 30, 2010 and 2009, the Company had cash deposits including, restricted cash, which were not covered by insurance of $39,791,148 and $5,679, respectively. The Company has not experienced any losses in such accounts.

For the years ended June 30, 2010 and 2009, all of the Company’s sales were generated in the PRC as well as account receivables.

For the year ended June 30, 2010, 89.7% of the Company’s total revenues were from three major customers accounted individually for 43.6%, 34.1%, and 12.0% of total revenues, respectively. Account receivables with those three customers were 0%, 58.7%, and 11.9% of the total account receivable balance at June 30, 2010, respectively.  For the year ended June 30, 2009, 65.2% of the Company’s total revenues were from four major customers accounted individually for 29.0%, 13.2%, 12.2% and 10.8% of total revenues, respectively. Account receivables with those four customers were 36.2%, 56.3%, 0% and 0% of the total account receivable balance at June 30, 2009, respectively.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

For the years ended June 30, 2010 and 2009, all of the Company’s purchases of raw materials, as well as accounts payable were generated in the PRC. For the year ended June, 2010, three major suppliers provided 62.5% of the raw materials purchase with each supplier individually accounted for 29.2%, 22.2% and 11.1%, respectively. For the year ended June, 2009, three major suppliers provided 40.6% of the raw materials purchase with each supplier individually accounted for 15.3%, 15.2% and 10.1%, respectively. The Company held no account payable from its major suppliers as of June 30, 2010 and 2009.

Note 6 – Loans receivable

On March 22 and May 8, 2010, the Company entered into two loan agreements with the same third-party company and loaned the company $1,013,308 and $1,500,000, respectively. These loans are due on demand, non-secured, and with an annual interest rate of 3%. As of June 30, 2010, loans receivables amounted to $2,513,308. On September 27, 2010, the Company received repayment of $1.47 million.

Note 7 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ bank has guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the early request will incur an interest charge and a processing fee. Notes receivable amounted to $1,045,830 and $358,808 as of June 30, 2010 and 2009, respectively.

Note 8 - Accounts receivable, net

Accounts receivable consisted of the following:

	June 30, 2010	June 30, 2009
Accounts receivable	$5,304,900	$6,454,663
Allowance for bad debt	216	-
Accounts receivable, net	$5,304,684	$6,454,663

For the years ended June 30, 2010 and 2009, the Company wrote off $0 and $293,000, respectively, in uncollectible receivables.  As of June 30, 2010 and 2009, management recorded a reserve for allowance for doubtful accounts of $216 and $0, respectively.

Note 9 – Inventories

Inventories as of June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Raw materials	$157,717	$31,994
Work in process	587,886	-
Supplies	21,744	-
Finished goods	1,494,469	75,193
Total	$2,261,816	$107,187

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 10 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis and with favorable pricing.

Advances to suppliers as of June 30, 2010 and 2009 amounted to $5,509,780 and $8,364,448, respectively.

Note 11 – Prepayments

Prepayment for land use right

Prepayments for land use right are monies advanced for land use rights to expand the new coking factory. As of June 30, 2010, prepayments for land use right amounted to $5,074,485. Prepayments were paid to the previous residences who lived in the place the new coking factory will be located.  The prepayment is not refundable. The Company estimates that the total cost of obtaining land use rights will be $10,311,000 (RMB70,000,000). The land use right is expected to be acquired by June, 2011.

Prepayment for mine acquisitions

The Company was in the process of acquiring several coal mines with annual production scale equal or less than 150,000 to 300,000 tonnes. As of June 30, 2010, the Company had prepaid $8,858,398 to six potential acquisition targets, and no acquisition was complete as of June 30, 2010.

Prepayment for construction of new operating plant

Prepayments for construction are mainly monies advanced to contractors or equipment suppliers related to the new operating plant that is expected to produce up to 900,000 tonnes of coke per year, coal gas-generated power, and other chemical refinery by-products.

In addition, the Company made prepayment of approximately $1.8 million in 2010 to improve Hongchang’s existing mining tunnel. As of June 30, 2010, this project has not been started yet.

The total contract price amounted to approximately $32,156,000. Prepayments for construction, as of June 30, 2010 and 2009, amounted to $12,789,806 and $7,462,008, respectively.

Note 12 –Plant and equipment, net

Property, plant and equipment as of June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Buildings and improvements	$10,074,777	$10,020,060
Mine development cost	10,643,945	5,004,179
Machinery and equipment	5,678,274	5,619,835
Other Equipment	482,716	392,019
Total	26,879,712	21,036,093
Less accumulated depreciation	(9,779,099)	(6,534,598)
Construction-in-progress	3,829,800	2,453,164
Total, net	$20,930,413	$16,954,659

Depreciation expense for the years ended June 30, 2010 and 2009 amounted to $3,195,093 and $2,013,441, respectively.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

CIP at June 30, 2010 was related to the new coking factory. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

	Total in CIP	Estimate cost to	Estimated	Estimated
Project	as of 6/30/2010	Complete	Total Cost	Completion Date
New Coking factory	$3,829,800	$53,910,200	$57,740,000	June 2011

CIP at June 30, 2009 was related to Hongchang Coal’s mining tunnel improvement project costing approximately $5.42 million. This project was completed in August 2009.

Note 13 – Intangible – land use rights, net

Land use rights, net consisted of the following as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Land use rights	$2,309,237	$2,296,695
Accumulated amortization	(416,945)	(350,884)
Total land use rights, net	$1,892,292	$1,945,811

Amortization expense for the years ended June 30, 2010 and 2009 amounted to $63,871 and $63,798, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2011	$64,145
2012	64,145
2013	64,145
2014	64,145
2015	64,145
thereafter	1,571,567
Total	$1,892,292

Note 14 – Intangible - mineral rights, net

Mineral rights, net, consisted of the followings as of June 30, 2010 and 2009.

	June 30, 2010	June 30, 2009

Mineral rights	$13,173,377	$13,101,831
Accumulated depletion	(10,543,940)	(7,867,839)
Total, net	$2,629,437	$5,233,992

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Depletion expense for the years ended June 30, 2010 and 2009 amounted to $2,621,874 and $2,813,566, respectively. Depletion expenses were charged to cost of revenue in the period incurred using unit-of-production method.

Note 15 – Notes payable

Notes payable represented the line of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the lines of credit. This short term note payable was guaranteed by the banks for its complete face value through a letter of credit and matures within three to six months of issuance.

On June 18, 2010, the Company entered into a note payable agreement with a local bank. Pursuant to the agreement, the bank agreed to extend the line of credit in total of $2,946,000(RMB20million) matured at December 18, 2010, to the Company for it to purchase raw coal. The bank required the Company to deposit 50% of the notes payable balance at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. In addition, this note payable was guaranteed by the Company’s Chief Executive Officer and Hongli. The bank charged processing fees based on 0.05% of the face value of the note.  As of June 30, 2010, notes payable amounted to $2,946,000.

Note 16 – Short-term loans

Short-term loans represent amounts due to various banks and individuals and are due either on demand or normally within one year. These loans generally can be renewed with the banks or the individual creditors.

Short-term loans - Bank

The Company had short-term bank loans amounted to $14,730,000 and $2,219,475 at June 30, 2010 and 2009, respectively. The Company has paid off the outstanding bank loan at June 30, 2009, which amounted to $2,219,475, before June 30, 2010.

On May 30, 2010, Hongyuan entered a one-year loan agreement with a local bank to borrow $14,730,000 (RMB100 million) with per annum interest rate of 4.301%, or 90% of the interest rate of the same-term bank loan announced by the People’s Bank of China, which was 4.779% at the time of signing the loan agreement and June 30, 2010. This bank loan matures on May 30, 2011 and collateral was pledged by Top Favour (BVI) through a bank deposit with the same bank of $17,010,000 with an interest rate of 1.3%. The loan was also guaranteed by the Company’s CEO Mr. Jianhua Lv.

In connection with this one-year bank loan, on May 15, 2010, the Company entered into a forward currency exchange contract with a local bank. Pursuant to the agreement, at the Company’s option, the Company is able to exchange $20,000,000 into RMB with the exchange rate at $1 to RMB6.7 on October 31, 2010. As of June 30, 2010, and the date of this filing, the Company does not intend to execute such option.

Weighted average interest rate were 3.25% and 8.89% for the years ended June 2010 and 2009, respectively. Total interest expense on short term loans for the years ended June 30, 2010 and 2009 amounted to $85,219 and $308,618, respectively, after $0 and $35,914 were capitalized into construction-in-progress.

Short-term loans - Others

The Company borrowed short-term loans from a third party and the outstanding balance was $1,098,750(RMB7,500,000) as of June 30, 2009. $586,000 (RMB4,000,000) of those loans was interest free and was paid off in 2010.  The rest of $515,550(RMB3, 500,000) was charged at the interest rate of the similar bank loan, which was 5.4% and $11.52% for the year ended June 30, 2010 and 2009, respectively, and remained outstanding as of June 30, 2010.

Note 17 – Other payables and accrued liabilities

Other payables mainly consisted of customer deposits to be returned, and accrued liabilities mainly consisted of salary, utility, professional service, and other general and administrative expenses incurred.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Other payables and accrued liabilities consisted of the following as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Customer deposits to be returned	$823,241	$-
Accrued liabilities	609,880	744,058
Total	$1,433,121	$744,058

Note 18 – Taxes

Income Tax

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

Hongyuan, Hongli, Baofeng Coking, Hongchang Coal and Hongguang Power are subject to 25% enterprise income tax rate in China.

For the year ended June 30, 2009, Baofeng Coking received an income tax exemption amounting to approximately $1,900,000. There was no such exemption received for the year ended June 30, 2010.

As approved by a local tax bureau, Hongchang Coal owed total income tax for the 12-month ended December 31, 2010 and 2009 of approximately $370,000 each calendar year, regardless the actual taxable income in that period.

The estimated tax savings due to the reduced tax rate for the years ended June 30, 2010 and 2009 amounted to $902,291 and $1,900,000, respectively. If the statutory income tax had been applied, the Company would have decreased basic and diluted earnings per share from $2.49 to $2.43 and from $2.44 to $2.38 for the year ended June 30, 2010, respectively, and decreased basic and diluted earnings per share from $1.29 to $1.15 for the year ended June 30, 2009.

The provision for income taxes consisted of the following for the years ended June 30, 2010 and 2009:

	2010	2009
US current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	4,517,024	3,491,590
Total provision for income taxes	$4,517,024	$3,491,590

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2010 and 2009:

	2010	2009

U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	(4.2)%	(10.9)%
Other item (1)	(10.4)%	3.0%
Effective rate	10.4%	17.1%

(1) The (10.4%) for the year ended  June 30, 2010 mainly represents change in fair value of warrants of $24,016,407 incurred by SinoCoking was not subject to the income tax. 3.0% for the year ended June 30, 2009 represents operating losses incurred by Hongquang and Hongchang. Management believes the losses may not be recovered through future operations.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of June 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $812,918 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2010 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010. The valuation allowance at June 30, 2010 was $276,392. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $16.3 million as of June 30, 2010, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $12,735,437 and $7,189,738 for the year ended June 30, 2010, and $9,285,223 and $3,272,861 for the year ended June 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes Payable

Taxes payable as of June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
VAT	$59,848	$502,867
Income tax	723,966	1,906,975
Others	445,205	272,412
Total taxes payable	$1,229,019	$2,682,254

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 19 – Private placement equity financing

Simultaneously with the reverse acquisition, on February 5, 2010, immediately following the 1-for-20 reverse stock split and share exchange, the Company executed a private placement financing in which it sold and issued 1,180,892 units for the aggregated proceeds of $7,085,352, at a purchase price of $6.00 per unit, to 34 non-U.S. investors. Each unit consists of one share of common stock and a warrant (“Investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Investor warrants are exercisable for a period of five years from the date of issuance.

On March 11, 2010, the Company conducted a subsequent closing of its private placement financing in which it sold and issued 6,164,043 of its units at a purchase price of $6.00 per unit, to both U.S. and non-U.S. investors. The gross proceeds from this subsequent closing of the private placement was approximately $37 million, each unit consists of one share of common stock and a warrant (“Callable investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per share. The Callable investor warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock treads at a price equal to at least 150% of the exercise price (or $18.00 per share) with an average trading volume of at least 150,000 shares of Common Stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days and the underlying shares of common stock are registered.

In connection with the foregoing, the Company entered into a registration rights agreement with the U.S. investors under with the Company agreed to file a registration statement to register both the shares of common stock, and the common stock underlying the warrants, that were issued to the U.S. investors in the financing, within 60 days after the closing date of March 11, 2010. The Company agreed to use its best efforts to have this registration statement declared effective by the Commission within 120 days, subject to certain exceptions. The Company also agreed to undertake commercially reasonable efforts to register the shares of common stock and warrants issued to the non-U.S. investors in the initial closing on February 5, 2010, was well as the securities issued to non-U.S. investors on March 11, 2010. The registration statement was filed with SEC on May 11, 2010 and was declared effective by the SEC on September 13, 2010.

Madison Williams & Company, LLC and Rodman & Renshaw, LLC, acted as joint placement agents in connection with the March 11, 2010 equity financing. Under an agreement with the Placement agents, the Company agreed to pay the placement agents a cash fee equal to 7% of the aggregate gross proceeds from the sales of securities to the U.S. accredited investors, plus reimbursement of fees and expenses, and reasonable fees and expenses of placement agent legal counsel. In addition, the Company agreed to issue warrants (“Callable agent warrants”) for the purchase of up to 250,000 shares of common stock, with an exercise price of $6.00 per share. In addition, the Company issued $117,163 callable warrants to Madison Williams & Company on March 18, 2010, with an exercise price of $12.00 per share, in connection with the second closing of the financing on March 11, 2010. Warrants issued to placement agents contain terms and provisions otherwise similar to the terms provided under the Callable investor warrants described above. The Company used the Cox-Ross-Rubinstein binomial model to value the warrants issued, which amounted to $9,751,886. In addition, the placement agents received cash payment of $2,188,391.  $3,524,206 of total payments made to the placement agents was capitalized, and $8,491,067 was charged to retained earnings.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table summarizes the securities issued and expenses incurred in connection with this Equity financing.
	# of shares of underlying common stock	Value
Investor warrants@12.00	590,446	$11,898,728
Callable investor warrants@12.00	3,082,027	72,324,038
Total value of warrants to investors	3,672,473	84,222,766
Gross cash proceeds from Equity financing $44,069,610
Gross cash proceeds allocated to warrants		(44,069,610)
Exceeded amount charged to current period expense		$40,153,156
Common stock issued to investors	7,344,935	$-

Callable agent warrants @6.00	250,000	$6,791,519
Callable agent warrants @12.00	117,163	2,960,363
7% cash fee paid to placement agents		2,188,391
Legal fee in connection with Equity financing		75,000
Total issuance costs		12,015,273
Less beginning balance in paid in capital		(3,524,206)
Remaining amount of issuance costs charged to retained earnings		$8,491,067

Note 20 – Capital transactions

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

In connection with the private placement equity financing disclosed in Note 17, the Company issued 1,180,892 and 6,164,043 shares of the Company’s common stock to investors at the first closing date February 5, 2010, and the second closing date of March, 11, 2010, respectively.

The Company issued 2,593 round-up shares of common stock in connection with the reverse acquisition and private placement equity financing.

Options

2002 Stock Option Plan for Directors

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Those outstanding options were fully vested before the reserve acquisition was completed on February 5, 2010, and through June 30, 2010 no additional options have been granted, and options under Option Plan exercisable for 273 shares of the Company’s common stock were forfeit.

The following consisted of the outstanding and exercisable options at June 30, 2010

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	4.02 years	$86.00	10,851	4.02 years	$86.00

A summary of changes in options activity is presented as follows:

Options

Outstanding, June 30, 2009	-
Granted	11,124
Forfeited	273
Exercised	-
Outstanding, June 30, 2010	10,851

Warrants

In connection with the equity financing disclosed in Note 17, the Company issued warrants exercisable into 4,039,636 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,973 shares of the Company’s common stock (“Existing warrants”) outstanding on February 5, 2010.

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The newly issued warrants exercisable into 4,039,636 shares of the Company’s common stock were also recorded as derivative instruments on the corresponding issuance dates.

The value of warrants liabilities was $30,436,087 at June 30, 2010 and $94,605,650 at the issuance dates. The decrease of fair value of warrants resulted in $64,169,563 gain on change in fair value of warrants. This gain offset by the excess amount of the fair value of warrants at the issuance dates and the gross cash proceeds through equity financing of $40,153,156(See Note 19), resulting in net gain on change value of warrants of $24,016,407 for the year ended June 30, 2010.

A summary of changes in warrant activity is presented as follows:

	Existing warrants @$48.00 (1)	Investor warrants @12.00 (2)	Callable warrants @$12.00 (3)(5)	Callable warrants @6.00 (4)(5)	Total

Outstanding, June 30, 2009	-	-		-	-
Granted	36,973	590,446	3,199,190	250,000	4,076,609
Forfeited	-	-	-	-	-
Exercised
Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000	4,076,609

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017 and with remaining contractual term of 6.78 years as of June 30, 2010.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 4.61 years as of June 30, 2010.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 4.70 and 4.72 years as of June 30, 2010, respectively.

(4)	The warrants underlying 250,000 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 4.70 years as of June 30, 2010.

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

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 21 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	2010	2009

Net income for earnings per share	$38,934,497	$16,967,525

Weighted average shares used in basic computation	15,623,823	13,117,952
Diluted effect of warrants	318,628	-
Weighted average shares used in diluted computation	15,942,451	13,117,952
Earnings per share - Basic	$2.49	$1.29
Earnings per share – Diluted	$2.44	$1.29

As of June 30, 2010, the Company had warrants and option exercisable in aggregate of 4,087,460 of the Company’s common stock. For the year ended June 30, 2010, all outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 4,039,631 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.   The Company had no warrants and options outstanding on June 30, 2009, and therefore no diluted effect on the earnings per share calculation for year ended June 30, 2009.

Note 22 – Commitments and contingencies

Land Use Option

The Company’s  VIE, Hongli, entered an agreement with the Henan Province Pingdingshan Municipal Bureau of Land and Resources on December 9, 2008 to permit Hongli to acquire land use rights for up to 1,270,000 square meters of industrial-zoned vacant land in Baofeng County.  Per the agreement, the total cost to acquire these land use rights is $21,954,490 (or RMB 149,860,000).  Under the agreement, the Company could have, but was not obligated to, pay the foregoing amount to acquire the land use rights, and the Company would not incur any penalty if it did not exercise its option to acquire the land use rights.    Hongli could have also acquired rights to all or any lesser portion of the land as it may elect, and the total cost would have been pro-rated accordingly.  The Pingdingshan Municipal Bureau of Land and Resources granted Hongli an extension of the option exercise period November 2009, and accordingly Hongli could have exercised its option to acquire the aforesaid land use rights by making payment by the end of June 30, 2010.  The Company decided not to exercise its option to acquire the land use rights and thus no payments in connection with this agreement were made as of June 30, 2010.

Purchase Commitment

The Company entered into several contracts with contractors and suppliers for the construction of the new coking facility and purchasing equipment. As of June 30, 2010, the total contract amount was approximately $32,156,000. The Company had make payments for approximately of $20,620,000, and the remaining $11,536,000 will be paid based on the construction progress.

Note 23 – Statutory reserves

The laws and regulations of the PRC require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the statutory surplus reserve fund and the enterprise expansion fund.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2010, the Company’s VIE Hongli and Hongchang’s statutory surplus reserves both had reached 50% of each entity’s registered capital and Hongguang did not make any contribution to the statutory reserve resulting from their net operating losses.

Hongchang coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009	50% of registered capital	Future contributions required as of June 30, 2010

Hongli	$548,204	$548,204	$548,204	$-
Hongguang	-	-	1,514,590	1,514,590
Hongchang	218,361	25,208	218,361	-
Hongyuan	-	-	1,500,000	1,500,000
Statutory surplus reserve	766,565	573,412	3,781,155	3,014,590
Mine reproduction reserve	1,070,830	554,298	-	-
Total statutory reserve	$1,837,395	$1,127,710	$3,781,155	$3,014,590

Note 25 – Related party transactions

The Company also advanced funds to Mr. Hui Zheng, the Director and Vice President of Operation, for him to perform business and acquisition developments activities on behalf the Company. As of June 30, 2010 and 2009, due from Mr. Hui Zheng amounted to $418,410 and $0, respectively.   Mr. Zheng had returned the full amount of unused funds of $418,410 to the Company by the end of August 2010.

The Company borrowed funds from Mr. Jianhua Lv, a majority shareholder, President and CEO of the Company, and Mr. Liuchang Yang, Director and Vice President. Mr. Lv and Mr. Yang provided the funds for the Company’s acquisitions of the coal mine, Baofeng Coking and to fund construction of the power plant. These loans are unsecured, payable on demand and bear no interest.

The Company had paid off the loans related to the aforementioned business acquisitions before June 30, 2009. Mr. Lv and Mr. Yang also advanced monies to the Company for daily operations. The Company overpaid Mr. Yang and resulting in receivable from Mr. Yang amounted to $58,642 as of June 30, 2010. Mr. Yang returned the overpayment amount of $58,642 on September 26, 2010.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The Company imputed the interest on loans from Mr. Lv and Mr. Yang based on the prevailing rate which was 5.31% and 8.89% for the years ended June 30, 2010 and 2009, respectively. Imputed interest on the loans from related parties amounted $67,269 and $490,274 for the years ended June 30, 2010 and 2009, respectively.  Imputed interest was transferred to additional paid-in capital.

Payables to Mr. Lv, and Mr. Yang as of June 30, 2010 and 2009 are as follows:

Due to Related Parties	June 30, 2010	June 30, 2009	Term	Manner of Settlement

Mr. Jianhua Lv	$51,381	$1,281,304	Short term	Cash
Mr. Liuchang Yang	-	259,033	Short term	Cash
Total	$51,381	$1,540,337

Note 26 – Subsequent events

Additional note payable

On July 2, 2010 and July 22, 2010, the Company entered into two note payable agreements with a local bank and the bank agreed to extend to the Company a line of credit in the total amount of $8,838,000 (RMB30 million per each agreement) maturing on January 2, 2011 and January 22, 2011, respectively. The bank required the Company to deposit 50% of the note payable outstanding balance at the bank as a guarantee deposit and the Company had deposited $4,419,000 before June 30, 2010 and recorded it as restricted cash.  In addition, the bank will charge processing fees based on 0.05% of the face value of the note.

Effective of registration form S-1

The Company’s registration statement Form S-1 was declared effective by the SEC on September 13, 2010.

Coal mine acquisition

On August 10, 2010, Hongli entered two equity purchase agreements to acquire 60% of equity interests of Baofeng Shuangrui Coal Co., Ltd., which operates Shuangrui Coal Mine, and Baofeng Xingsheng Coal Co., Ltd., which operates Xingsheng Coal Mine, for total consideration of approximately $12.4 million. The coal mines, located in Baofeng County, Henan Province, are similar in size, each with 2 million metric tons of estimated coal reserves. Each mining company’s annual coal production is currently 150,000 metric tons.

Pursuant to the Agreements, Hongli will pay the owners of each mining company an aggregate purchase price of $6.2 million in cash, of which approximately $1.5 million was provided as a refundable deposit to examine the financial information, licenses, and reserve data.

See report of independent registered public accounting firm.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
(FORMERLY NAMED ABLEAUCTIONS.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The purchase will be made under the following schedule for each mining company:

1) $1.77 million within 30 business days from August 10, 2010, and the Company paid $1.47 million in July 2010;
2) $0.7 million within 20 business days from the completion of the transfer of equity interests to Hongli;
3) $0.7 million within six months from the completion of the transfer of equity interests to Hongli;
4) The remaining balance within one year from the completion of the transfer of equity interests to Hongli;
5) If total annual output is less than 150,000 metric tons, Hongli is entitled to an additional 10% of equity interests; and
6) If coal reserves are less than 2 million metric tons, Hongli is entitled to an additional 10% of equity interests.

As of September 28, 2010, the company has prepaid $5.89 million (RMB40 million) relating to those two acquisitions.

Raw material purchase agreement

On August 27, 2010, the Company entered into an agreement with Zhengyun Coal Distribution Co., Ltd. (“Zhengyun Coal”) to purchase up to 3 million metric tons of raw and clean coal annually.  Zhengyun Coal is a subsidiary and the sales division of Zhengzhou Coal Industry Group, a coal mining companies in Henan Province. The Company has signed monthly purchase orders with Zhengyun Coal to deliver in total 40,000 metric tons of raw coal in August and September 2010.

Increase of registered capital in Hongli

In order for Hongli, the Company’s VIE, to retain its coal trading license, the local government required Hongli to increase its registered capital.  To facilitate the retention of its coal trading license, the shareholders of Hongli satisfied the required payments for Hongli’s increased registered capital of $2,946,000 (RMB 20,000,000) effectively on August 26, 2010.  Hongli is in the process of registering the capital with the appropriate legal authority.  The shareholders of Hongli and Top Favour (BVI), through Hongyuan, are also in the process of amending the Contractual Arrangements in relation to the increased registered capital, voting control, and the right and option to acquire the additional equity interests in the Operating Companies.

See report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported in our Current Report on Form 8-K filed with the SEC on April 16, 2010, Effective April 14, 2010, Frazer Frost LLP (successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), whose address is 135 South State College Blvd., Suite 300, Brea, California 92821, was engaged to serve as the new certifying accountant to audit the Company’s financial statements.   Frazer Frost LLP previously acted as certifying accountant for Top Favour Limited, which was acquired by the Company on February 5, 2010.  The appointment of Frazer Frost LLP was made in connection with the foregoing acquisition by the Company.

The former accountant, Cinnamon Jang Willoughby and Company, which merged with Meyers Norris Penny LLP, Chartered Accountants (“MNP”) on January 4, 2010 (“Former Accountant”), was appointed on June 19, 2008 as auditor of the Company (then named “Ableauctions.com, Inc.”).  The reports of the Former Accountant on the Company’s financial statements for the fiscal years ended December 31, 2008 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor was the report modified as to uncertainty, audit scope, or accounting principles.

The engagement of Frazer Frost LLP as the Company’s new certifying independent accountant was approved by the audit committee of the Company’s board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2010 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of the end of its most recent fiscal year, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of June 30, 2010, such internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those response

The specific material weaknesses identified by its Chief Executive Officer and Chief Financial Officer as of June 30, 2010 is described as follows:

a)
Inadequate U.S. GAAP expertise - The current staff in the accounting department is inexperienced in applying the United States generally accepted accounting principles (“U.S. GAAP”) standard and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries.  The staff needs substantial training to meet the higher demands of being a U.S. public company.  The current staff’s accounting skills and their understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including their skills related to subsidiary financial statements consolidation, is inadequate and resulted in a number of audit adjustments identified by our independent auditors.

b)
Inadequate internal audit resources - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.  We are committed to establishing the internal audit functions but due to the limited qualified resources in the region, we were not able to hire sufficient internal audit resources to perform the internal audit functions properly.

c)
Inadequate control on corporate governance - During this fiscal year, we made certain material amount of purchases and a short term third party loan without proper preapproval process in accordance with the internal control policy over cash disbursements.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Management’s Remediation Initiatives

In order to remediate this weakness, we are increasing the number of our accounting staff and professionals, and we also plan to hire an experienced financial adviser who is familiar with the U.S. GAAP.  We are also planning to hire professionals to help the Company implement a more efficient internal control system over financial reporting using COSO internal control framework. Until we are able to hire additional employees to remediate this weakness, management chose to address the above-described weaknesses by reporting more frequently to its audit committee and by having members of its audit committee review the Company’s control procedures on a regular basis. In addition, we are planning to use an Enterprise Resource Planning (“ERP”) system to improve our financial and internal control system.  We have already started due diligence work with UFIDA, Chinese biggest ERP system provider, and we expect to install and implement an efficient ERP system in the near future.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	42	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Liuchang Yang	55	Vice President, Secretary and Director	February 5, 2010
Zan (“Sam”) Wu	33	Chief Financial Officer	February 5, 2010
Hui Zheng	38	Vice President of Operations and Director	February 5, 2010
Yushan Jiang	56	Independent Director	February 5, 2010
Jin Yao	62	Independent Director	February 5, 2010
Hui Huang	43	Independent Director	February 5, 2010
Haoyi Zhang	37	Independent Director	February 5, 2010

Business Experience

The following is a summary of the educational background and business experience during the past five years of each of our directors and executive officers.  The following information includes the person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jianhua Lv has been the executive director and chairman of Hongli since 1996, when he founded the company.  Prior to this, from 1989 to 1996 Mr. Lv held a number of positions at the Henan Province Pingdingshan Coal Group, where he developed many years of experience in the coal and coking industries.  In early 2007, Mr. Lv was appointed as a standing committee member of the Chinese People’s Political Consultative Conference of Baofeng, Henan Province, and as a standing committee member of the National People’s Congress of Baofeng, Henan Province.  Mr. Lv has been honored as an outstanding entrepreneur of the year in 2003 and 2004.  Mr. Lv holds a bachelor’s degree from Henan University in Chinese, a master’s degree in economics from Henan University, and a master of law degree from the Central Party School.

Liuchang Yang has served as a director of Hongli since 2003 and as its Vice Chairman since January 2006.  Prior to this, Mr. Yang held various offices at our predecessors from 1983 to 2005, including secretary, deputy director, director and general manager of human resources.  Mr. Yang has extensive experience in management, human resources and administration.  Mr. Yang holds a bachelor’s degree in Law from Beijing University, a degree from the Center Party School in Economics and Management, and a graduate degree in Finance and Banking from the Chinese Academy of Social Sciences.

Zan (“Sam”) Wu has served as the chief financial officer of Hongli since July 2009.  Prior to this, Mr. Wu worked as an auditor at the Zhong Rui Hui Accounting Firm from 2000 to 2001.  Mr. Wu was a financial analyst at VIR Consultancy Ltd. from 2003 to 2004.  From 2004 through 2006, Mr. Wu held the positions of assistant manager and financial manager at Domino Scientific Equipment Ltd.  Mr. Wu was the chief representative of Global American, Inc. (China Representative Office) from 2006 – 2009.  Mr. Wu holds a bachelor’s degree in accounting from the Capital University of Economics and Business and a master’s degree in financial management and control from Aston Business School.

Hui Zheng has served as vice manager of Human Resources at Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (SinoCoking) since 2006.  Prior to this Mr. Zheng worked at SinoCoking as a statistician, secretary and vice-dean from 1998 until 2006.  Mr. Zheng has worked in the materials industry since 1996.  Mr. Zheng holds a degree from Zhengzhou University.

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

There are no family relationships among our current directors or executive officers.

During the past ten years none of our current directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

Mr. Lv and Mr. Yang were appointed to their respective director and officer positions, and Mr. Wu was appointed to his officer position, because they had held similar positions at Hongli, and upon the closing of the Acquisition on February 5, 2010, they assumed these respective positions.  Messrs. Huang and Jiang were selected to serve as independent directors on the board because of their deep and substantial experience in the coal and coking industry.  Mr. Jin Yao was selected to serve as an independent director because of his extensive senior level experience and expertise in the management and governance of major China-based enterprises.  Mr. Haoyi Zhang was selected to serve on as an independent director because of his expertise in public company matters, with particular expertise in accounting, auditing, controls and procedures and financial matters.

Board of Directors

Our board of directors is currently composed of seven members.  All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified.  Our bylaws provide that the authorized number of directors will be not less than one and not more than seven.

Director Independence and Board Committees

Based upon information submitted to the Company, the board of directors has determined that Mr. Yushan Jiang, Mr. Jin Yao, Mr. Hui Huang and Mr. Haoyi Zhang are each “independent” under the listing standards of the NASDAQ Stock Market.

The board of directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The audit committee members include Mr. Haoyi Zhang (chairman), Mr. Jin Yao and Mr. Yushan Jiang.  Mr. Zhang is the audit committee financial expert who is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market.  The audit committee operates under a written charter adopted by the board of directors on February 16, 2010.

The board of directors established a compensation committee on February 16, 2010.  The compensation committee consists of Jin Yao, Hui Huang and Yushan Jiang, each of whom is an independent director.  Jin Yao is the chairman of this committee.  Our compensation committee oversees and, as appropriate, makes recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers, and other related policies, and provides assistance and recommendations with respect to our compensation policies and practices.  The compensation committee operates under a written charter adopted by the board of directors on February 16, 2010.

The board of directors established a nominating committee on February 16, 2010.  The nominating committee consists of Jin Yao, Hui Huang and Yushan Jiang, each of whom is an independent director.  Hui Huang is the chairman of this committee.  Our nominating committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual shareholder meetings and fill any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices.  The nominating committee operates under a written charter adopted on February 16, 2010.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to the Company copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the Company believes that during our 2010 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party.  Any written requests should be mailed to the Company at Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, P.R. China 467000.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers.  This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year.  The compensation committee of our board of directors currently oversees the design and administration of our executive compensation program.

Our current executive compensation program may from time to time include the following principal components: (i) base salary, (ii) discretionary annual cash bonuses, and (iii) stock incentive plan awards, and (iv) perquisites and benefits.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable; and

•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

•
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

•
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, shareholders, and others; and

•	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among shareholders.

Determination of Compensation Awards

The compensation committee of our board of directors is provided with the primary authority to determine the compensation awards available to our executive officers.  To aid the compensation committee in making its determination for the current fiscal year, our current senior management provided recommendations to the compensation committee regarding the compensation of our executive officers.

Compensation Benchmarking and Peer Group

Our compensation committee did not rely on any consultants or utilize any peer company comparisons or benchmarking in setting executive compensation levels for fiscal 2010.  However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our board of directors regarding our executives’ compensation for fiscal 2010.  As our Company grows, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the compensation committee has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the Company and business segment level are achieved.

Elements of Compensation

The principal elements of our executive compensation are:

•	base salary;

•	discretionary annual cash bonuses;

•	stock incentive plan awards; and

•	perquisites and other compensation.

While base salary is generally included as an element of compensation of our executive officers in every year, the granting of bonuses, stock incentive awards and perquisites is determined on a case-by-case basis.   During the fiscal year ended December 31, 2009, our compensation program consisted solely of base salary.  For fiscal 2010, executive compensation consists of base salary, and we have no immediate plans to include bonuses, stock option grants or perquisites as elements of executive compensation.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers.  When establishing base salaries for 2010, subject to the provisions of each person’s employment agreement, our compensation committee and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role.  Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Bonuses

Our compensation committee has discretion to recommend and approve the annual cash bonus for our Chief Executive Officer and each other named executive officer.  Bonus awards will be generally based on our management’s recommendations and ultimately approved by our compensation committee.  There were no bonuses granted in fiscal 2010.  The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance, and for achieving important operational and financial milestones during the relevant fiscal year.

Stock Incentive Plan Awards

Our stock option plans are designed to provide long term incentives to our executives and other employees and award recipients, to increase shareholder value through competent, effective management of the Company.  Management believes that the ability to grant stock options as a component of compensation will provide the Company with an advantage in attracting qualified management and employees to our Company.  There were no stock option awards granted in fiscal 2010.  Stock option award decisions, if any are granted, will be evaluated on a case-by-case basis giving consideration to factors such as the recipient’s qualifications and abilities, the nature of the recipient’s position, and the recipient’s ability to contribute to the Company’s development and achievement of its business objectives.

Perquisites and Other Compensation

Our compensation committee may include perquisites and other benefits as an element of compensation from time to time on a discretionary basis.  Presently the Company does not include perquisites or other benefits as a part of executive compensation.

Management’s Role in the Compensation-Setting Process

Our management plays an important role in our compensation-setting process. The most significant aspects of management’s role are evaluating other executive officers’ performances, recommending business performance targets and objectives, and recommending salary levels and option awards. Our management makes recommendations to our compensation committee regarding our executive’s compensation packages. During this process, management may be asked to provide the compensation committee with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Executive Compensation – Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during our last two completed fiscal years by our principal executive officer, principal financial officer, except as otherwise indicated below.  No other officer of the Company had total compensation in excess of $100,000 per year during the above-mentioned periods.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Non- qualified Deferred Compensa- tion Earnings ($)	All Other Compensation ($)		Total ($)

Jianhua Lv	2010	80,000		0	0	0	0	0	0			$80,000
President, CEO and Chairman of the Board	2009	8,357		0	0	0	0	0	0			$8,357

Zan Wu	2010	50,000		0	0	0	0	0	0			$50,000
CFO (2)	2009	n/a		n/a	n/a	n/a	n/a	n/a	n/a		$	n/a

Abdul Ladha	2009	156,000	(4)	0	0	0	0	0	781,842	(5)		$937,842
Former President, CEO and Director (3)	2008	156,000	(4)	0	0	0	0	0	0			$0
_______________________

(1)
Mr. Lv was appointed as the Company’s president, chief executive officer and chairman of the board on February 5, 2010 in connection with the Company’s acquisition of Top Favour.  Compensation reported above consists of compensation received as the principal executive officer of Hongli, and is translated from Chinese RMB to U.S. Dollars using an exchange rate of 6.82 RMB to US $1.00 for 2009 and 7.29 RMB to US $1.00 for 2008.

(2)
Mr. Wu was appointed the Company’s chief financial officer on February 5, 2010 in connection with the Company’s acquisition of Top Favour.  Prior to this date Mr. Wu served as Chief Financial Officer of Hongli since July 2009 (commencing in fiscal 2010).

(3)
Mr. Ladha resigned as the Company’s president, chief executive officer and director on February 5, 2010 in connection with the Company’s acquisition of Top Favour. Mr. Ladha’s compensation is reported for the fiscal year ended December 31, 2008 and 2009, when the Company, then named “Ableauctions.com, Inc.”, had a fiscal year ending December 31.  On April 14, 2010, the Company changed its fiscal year end from December 31 to June 30.

(4)
All of the compensation paid to Mr. Ladha was paid to him in Canadian dollars.  The table above sets forth the amount of Mr. Ladha’s compensation as reported in U.S. dollars, using an exchange rate of $0.87601 U.S. dollars per Canadian dollar.

(5)
This amount consists of a fee paid to Mr. Ladha pursuant to the Development Agreement the predecessor Company (then known as “Ableacutions.com, Inc.,” entered into on October 6, 2008 for his services in connection with a project by the predecessor company which was completed prior to the merger with Sinocoking.

Outstanding Equity Awards

The following table shows the outstanding equity awards granted to our highest paid executive officers as of June 30, 2010.  Equity awards granted to Mr. Ladha were granted in connection with his service as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Abdul Ladha	6,059	(1)	0	0	$96.00	11/16/2014	0	0	0	0
_______________

(1)
The number of shares underlying the above option, as well as the option exercise price, reflect a 1-for-12 reverse stock split effected in January 2009, and a 1-for-20 reverse stock split effected in February 2010.

Grants of Plan-Based Awards

Retirement Plans

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Employment Agreements

We entered into an employment agreement with Mr. Jianhua Lv, our president and chief executive officer, on February 5, 2010.  The compensation committee of the board of directors approved and established Mr. Lv’s salary at a rate of USD $160,000 per annum for the 2010 fiscal year, beginning from February 2010.  Mr. Lv agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company.  Both the Company and Mr. Lv have the right to terminate Mr. Lv’s employment with or without cause by giving prior notice.  Any disputes arising from Mr. Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decision of the court located in Henan Province, China.  Mr. Lv’s agreement does not provide for any fixed term or duration, and Mr. Lv is employed by the Company on an at-will basis.

We entered into an employment agreement with Mr. Zan (“Sam”) Wu, our chief financial officer, treasurer and secretary, on February 5, 2010.  The compensation committee of the board of directors approved and established Mr. Wu’s salary at a rate of USD $120,000 per annum for the 2010 fiscal year, beginning from February 2010.  Mr. Wu agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company.  Both the Company and Mr. Wu have the right to terminate Mr. Wu’s employment with or without cause by giving prior notice.  Any disputes arising from Mr. Wu’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China.  Mr. Wu’s agreement does not provide for any fixed term or duration, and Mr. Wu is employed by the Company on an at-will basis.

The Company had an employment agreement with our former chief executive officer, Abdul Ladha, that was dated April 1, 2002, which was terminated on February 5, 2010 in connection with the Acquisition.  Mr. Ladha’s cash compensation was $156,000 per year, and he was also entitled to receive an automobile allowance of $500 per month (although this benefit was not paid to him during the past two fiscal years).  The employment agreement with Mr. Ladha was terminated in connection with the Acquisition of Top Favour and resulting change of control, and the Company incurred no liability as a result of the agreement’s termination.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianhua Lv (2)	$-	$-	$-	$-	$-	$-	$-

Liuchang Yang	$-	$-	$-	$-	$-	$-	$-

Hui Zheng	$5,287	$-	$-	$-	$-	$-	$5,287

Yushan Jiang	$-	$-	$-	$-	$-	$-	$-

Jin Yao	$-	$-	$-	$-	$-	$-	$-

Hui Huang	$-	$-	$-	$-	$-	$-	$-

Haoyi Zhang	$-	$-	$-	$-	$-	$-	$-

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation is reflected in the Summary Compensation Table on page 54 above.

All of our current directors were appointed on February 5, 2010 in connection with the Acquisition of Top Favour.  On February 5, 2010, we entered into letter agreements with all of our current directors with a term of one (1) year and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of our current directors for their services on our board of directors in 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 27, 2010, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group.  All officers and directors above utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	6,694,091	32.1%
Liuchang Yang (2)	574,566	2.8%
Zan (“Sam”) Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Jin Yao	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (8 total)	7,268,657	34.8%
Honour Express Limited (3)	6,694,091	32.1%

*	Applicable percentage ownership is based on 20,871,192 shares of common stock issued and outstanding as of September 27, 2010.

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

(2)	Mr. Liuchang Yang’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(3)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

To our knowledge, none of our directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Securities authorized for issuance under equity compensation plans

The Company maintains the following equity compensation plans.  The discussions below give effect to the 1-for-12 reverse stock split the Company effected on January 15, 2009 and the 1-for-20 reverse stock split the Company effected on February 5, 2010.

2002 Stock Option Plan for Directors

In 2002, the board of directors adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”).  The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our directors.  On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057.  This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding.  The Directors Plan is administered by the board of directors, or any committee that may be authorized by the board of directors, so long as any such committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  The grant of an option under the Directors Plan is discretionary.  The exercise price of an option must be the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person.  The term of an option granted pursuant to the Directors Plan may not be more than 10 years.  The Directors Plan was adopted and approved by the board of directors on October 11, 2002 and the Directors Plan shall terminate 10 years from such approval date.

2002 Consultant Stock Plan

In 2002, the board of directors adopted a 2002 Consultant Stock Plan (the “Consultants Plan”).  The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in our growth by paying for such services with equity awards.  The total number of shares of common stock subject to the Consultants Plan was increased from 27,084 to 133,334 as approved by the board of directors in 2003.  The Consultants Plan is administered by the board of directors, or any committee that may be authorized by the board of directors.  Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions.  The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note, subject to applicable law.  The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.  The Consultants Plan terminates on the first business day prior to the 10 year anniversary of the date on which the plan was adopted by the board of directors, which was May 28, 2002.

1999 Stock Option Plan

In 1999, the board of directors adopted a 1999 Stock Option Plan (the “Option Plan”).  The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of our shareholders.  The total number of shares of common stock subject to the Option Plan is 45,417.  The Option Plan is administered by the board of directors, or any committee that may be authorized by the board of directors, so long as any such committee is made up of Non-Employee Directors, as that term is defined in Rule 16(b)-3(b) of the Securities Exchange Act of 1934.  Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock.  If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option.  The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of our common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value.  An option grant may be subject to vesting conditions.  Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award.  The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of our common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.  Incentive Stock Options may be granted under the Option Plan until the day immediately preceding the 10 year anniversary of the date on which the Option Plan was adopted by the board of directors, which was October 14, 1999.  Non-Qualified Stock Options may be granted under the Option Plan until the Option Plan is terminated by the board of directors in its sole discretion.

The following table illustrates, as of June 30, 2010, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders – 2002 Consultant Stock Plan	0		N/A	0
Equity Compensation Plan Approved by Security Holders – 1999 Stock Option Plan	6,059	(1)	$96.00	0
Equity Compensation Plan Not Approved by Security Holders – 2002 Stock Option Plan for Directors	4,792	(1)	$75.13	0

__________________________

(1) This number reflects the reverse stock splits that were effected in January 2009 and February 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are our related party transactions since July 1, 2008:

Acquisition of Top Favour

On December 30, 2009, the Company’s shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009 (the “Exchange Agreement”), with Top Favour Limited, a British Virgin Islands international business company (“Top Favour”), pursuant to which, on the terms and subject to the conditions set forth therein, the registrant (formerly named “Ableauctions.com, Inc.”) agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 13,117,952 shares of its common stock to the shareholders of Top Favour (the “Acquisition”).  The Acquisition was consummated at 5:00 p.m. Pacific time on February 5, 2010 (the “Closing Date”).

The Closing Date of the Acquisition is sometimes referred to in this report as the “Change of Control Date”.  On the Change of Control Date of February 5, 2010:

●	The registrant ceased operating its historical auctions and real estate-related businesses, described below;

●	The registrant changed its name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour, a coal and coke producer in Central China;

●	All of the registrant’s directors and officers prior to the Acquisition resigned, and successor officers and directors designated by Top Favour Limited were appointed to the board and management;

●
All of the pre-Acquisition assets of the registrant (e.g. relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”); these assets included the capital stock of the registrant’s pre-Acquisition subsidiaries;

●	The Liquidating Trust assumed all of the registrant’s pre-Acquisition liabilities;

●	Top Favour Limited and its controlled companies and subsidiaries became controlled companies and subsidiaries of the registrant;

●	The business, operations and assets of Top Favour Limited (e.g., production of coal and coke) became the sole business, operations and assets of the registrant.

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

Related Party Transactions

The following is a description of the related party transactions of SinoCoking during the last two completed fiscal years ending June 30, 2010 and 2009.

The Company also advanced funds to Mr. Hui Zheng, the Director and Vice President of Operation, for him to perform business and acquisition developments activities on behalf the Company. As of June 30, 2010 and 2009, due from Mr. Hui Zheng amounted to $418,410 and $0, respectively.   Mr. Zheng had returned the full amount to un-used funds of $418,410 to the Company by end of August 2010.

The Company has loans from Mr. Jianhua Lv, a majority shareholder, President and CEO of the Company, and Mr. Liuchang Yang, Director and Vice President. Mr. Lv and Mr. Yang provided the funds for the Company’s acquisitions of the coal mine, Baofeng Coking and to fund construction of the power plant. These loans are unsecured, payable on demand and bear no interest.

The Company had paid off the loans related to the aforesaid business acquisitions before June 30, 2009. Mr. Lv and Mr. Yang also advanced monies to the Company for daily operations. The Company overpaid Mr. Yang and resulting in receivable from Mr. Yang amounted to $58,642 as of June 30, 2010. Mr. Yang returned the overpayment amount of $58,642 on September 24, 2010.

The Company imputed the interest on loans from Mr. Lv and Mr. Yang based on the prevailing rate which was 5.48%, 8.89% and 8.74% for the years ended June 30, 2010, 2009 and 2008. Imputed interest on the loans from related parties amounted $67,269, $450,054 and $431,123 for the years ended June 30, 2010, 2009 and 2008, respectively.  Imputed interest was transferred to additional paid-in capital.

Payables to Mr. Lv, and Mr. Yang as of June 30, 2010 and 2009 are as follows:

Due to Related Parties	June 30, 2010	June 30, 2009	Term	Manner of Settlement

Mr. Jianhua Lv	$51,381	$1,281,304	Short term	Cash
Mr. Liuchang Yang	-	259,033	Short term	Cash
Total	$51,381	$1,540,337

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported in our Current Report on Form 8-K filed with the SEC on April 16, 2010, effective April 14, 2010, Frazer Frost LLP was engaged to serve as the new certifying accountant to audit the Company’s financial statements.   Frazer Frost LLP previously acted as certifying accountant for Top Favour Limited, which was acquired by the Company on February 5, 2010.  The appointment of Frazer Frost LLP was made in connection with the foregoing acquisition by the Company. The following table shows the fees that were billed for audit and other services provided by Frazer Frost LLP during the 2010 fiscal year:

Fiscal Year Ended June 30, 2010

Audit Fees (1)	$240,000
Audit-related Fees (2)	34,000
Tax Fees (3)	-
All Other Fees (4)	-
Total	$274,000

The Company’s former accountant, Cinnamon Jang Willoughby and Company, which merged with Meyers Norris Penny LLP, Chartered Accountants (“MNP”) on January 4, 2010 (“Former Accountant”), was appointed on June 19, 2008 as auditor of the Company (then named “Ableauctions.com, Inc.”).  The following table shows the fees that were billed for audit and other services provided by the Former Accountant during the years ended December 31, 2009 and 2008, the Company’s fiscal year ends prior to the acquisition of Top Favour Limited:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees (1)	$65,000	$73,250
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	45,250	49,755
Total	$110,250	$123,005

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS

(1) Financial Statements

The following consolidated financial statements of SinoCoking are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2010 and 2009

Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (13)
2.2
First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (17)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 of the Registration Statement on Form 10-SB) (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (Incorporated by reference to Exhibit 3.6 of the Registration Statement on Form 10-SB) (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
5.1	Opinion of Richardson & Patel LLP*

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	Joint Venture Agreement dated July 28, 2006 between Stanford Development Corporation, Canitalia Industries Ltd. and 44991 B.C. Ltd. (6)
10.5	Employment Agreement dated April 1, 2002 between Abdul Ladha and the Company**
10.6	Securities Purchase Agreement dated April 9, 2007 (7)**
10.7	Warrant Agreement dated April 9, 2007 (7)**
10.8	Letter Agreement between Axion Investment Corp. and Royal Bank of Canada (8)
10.9	Development Agreement dated October 6, 2008 between the Company, Abdul Ladha, Overture Development Corporation, Surrey Central City Holdings Ltd. and Bullion Reef Holdings Ltd. (9)**
10.10	First Amendment dated October 22, 2008 to Development Agreement dated October 6, 2008 (10)**
10.11	Second Amendment dated October 27, 2008 to Development Agreement dated October 6, 2008 (11)**
10.12	Third Amendment dated January 13, 2009 to Development Agreement dated October 6, 2008 (12)**
10.13	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (15)
10.14	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (15)
10.15	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (13)
10.16	Sample indemnity agreement between Ableauctions.com, Inc. and each of its directors (14)
10.17	Agreement establishing the Able (U.S.) Liquidating Trust (15)
10.18	Agreement establishing the Able (U.S.) Distribution Trust (15)
10.19	Agreement establishing the Able (Canada) Distribution Trust (15)
10.20	Transfer and Assignment of Assets and Assumption of Liabilities (15)
10.21	Form of Securities Purchase Agreement (Regulation S) (2)
10.22	Form of Warrant dated February 5, 2010 (Regulation S) (2)
10.23	Form of Director’s Offer and Acceptance Letter (2)
10.24	Form of Officer’s Offer and Acceptance Letter (2)
10.25	Consulting Services Agreement (2)
10.26	Operating Agreement (2)
10.27	Equity Pledge Agreement (2)
10.28	Option Agreement (2)
10.29	Voting Rights Proxy Agreement (2)
10.30	Lease Agreement (2)
10.31	Form of Warrant dated March 11, 2010 (Regulation S) (18)
10.32	Form of Securities Purchase Agreement (Regulation D) (18)
10.33	Form of Registration Rights Agreement (18)
10.34	Form of Warrant dated March 11, 2010 (Regulation D) (18)
10.35	Placement Agent Agreement (18)
10.36
Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated as of August 10, 2010 (20)

10.37
Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li  on the other, for the Xingsheng Equity Interests dated as of August 10, 2010 (20)

14	Code of Ethics (16)
21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (15)
23.1	Consent of Frazer & Frost LLP*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*

 *   Filed herewith.
 **  Denotes an agreement with management.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed by the Company on November 13, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 11, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 30, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 9, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 23, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 15, 2009.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(14)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on July 2, 2002.

(15)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(16)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(17)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(18)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(19)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 11, 2010.

(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2010	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianhua Lv	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 28, 2010
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 28, 2010
Zan Wu

/s/ Liuchang Yang	Vice President Operations and Director	September 28, 2010
Liuchang Yang

/s/ Hui Huang	Director	September 28, 2010
Hui Huang

/s/ Jin Yao	Director	September 28, 2010
Jin Yao

/s/ Haoyi Zhang	Director	September 28, 2010
Haoyi Zhang

/s/ Yushan Jiang	Director	September 28, 2010
Yushan Jiang