Form 10-Q
period 2010-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2010-11-15
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of November 12, 2010, the Registrant had 20,871,192 shares of common stock outstanding.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks are in the section entitled “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 29, 2010.

           Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash	$6,216,987	$17,403,008
Restricted cash	27,489,000	22,902,000
Loans receivable	3,071,687	25,13,308
Notes receivable	29,940	1,045,830
Accounts receivable, trade, net	9,260,960	5,304,684
Other receivables	13,621,988	479,121
Other receivables - related parties	-	477,052
Inventories	1,459,288	2,261,816
Advances to suppliers	10,569,930	55,09,780
Total current assets	71,719,780	57,896,599

PLANT AND EQUIPMENT, net	21,973,819	20,930,413

OTHER ASSETS
Prepayments for land use rights	8,690,085	5,074,485
Prepayments for mine acquisitions	11,996,730	8,858,398
Prepayments for construction of new operating plant	16,165,167	16,789,806
Intangible - land use rights, net	1,906,825	1,892,292
Intangible - mineral rights, net	2,297,351	2,629,437
Other assets	114,123	103,110
Total other assets	41,170,281	35,347,528

Total assets	$134,863,880	$114,174,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$304,604	$291,750
Notes payable	19,461,000	2,946,000
Short term loans - bank	14,970,000	14,730,000
Short term loans - others	-	515,550
Due to related parties	298,599	51,381
Other payables and accrued liabilities	532,053	1,433,121
Customer deposits	160,041	106,830
Taxes payable	2,164,097	1,229,019
Total current liabilities	37,890,394	21,303,651

OTHER LIABILITIES
Warrant derivative liability	17,841,697	30,436,087
Total other liabilities	17,841,697	30,436,087

Total liabilities	55,732,091	51,739,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 authorized,
20,871,192 issued and outstanding as of
September 30, 2010 and June 30, 2010, respectively	20,871	20,871
Additional Paid-in capital	67,269	67,269
Statutory reserves	1,906,085	1,837,395
Retained earnings	74,855,724	59,373,726
Accumulated other comprehensive income	2,281,840	1,135,541
Total shareholders' equity	79,131,789	62,434,802

Total liabilities and shareholders' equity	$134,863,880	$114,174,540

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended
	September 30,
	2010	2009

REVENUE	$13,008,462	$18,129,461

COST OF REVENUE	8,364,109	9,069,065

GROSS PROFIT	4,644,353	9,060,396

OPERATING EXPENSES:
Selling	84,467	195,277
General and administrative	935,147	231,839
Total operating expenses	1,019,614	427,116

INCOME FROM OPERATIONS	3,624,739	8,633,280

OTHER INCOME (EXPENSE), NET
Finance expense, net	(56,950)	(96,724)
Other expense, net	(56,698)	(189)
Change in fair value of warrants	12,919,675	-
Total other income (expense), net	12,806,027	(96,913)

INCOME BEFORE INCOME TAXES	16,430,766	8,536,367

PROVISION FOR INCOME TAXES	948,768	1,988,990

NET INCOME	15,481,998	6,547,377

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,146,299	52,069

COMPREHENSIVE INCOME	$16,628,297	$6,599,446

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
Basic	20,871,192	13,117,952
Diluted	21,288,959	13,117,952

EARNINGS PER SHARE
Basic	$0.74	$0.50
Diluted	$0.73	$0.50

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Par Value	paid-in capital	Statutory reserves	Unrestricted	comprehensive income	Total
BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$1,127,710	$29,754,451	$779,804	$35,207,042

Net income					6,547,377		6,547,377
Adjustment of statutory reserves				193,696	(193,696)		-
Foreign currency translation adjustments						52,069	52,069
BALANCE, September 30, 2009 (Unaudited)	13,117,952	$13,118	$3,531,959	$1,321,406	$36,108,132	$831,873	$41,806,488

Shares and warrants issued in reverse merger recapitalization	405,710	406	(406)				-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265				44,069,610
Offering costs related to shares and warrants sold			(12,015,273)				(12,015,273)
Warrants issued reclassified to derivative liability			(35,578,543)		(8,491,067)		(44,069,610)
Cumulative effect of reclassification of existing warrants					(631,002)		(631,002)
Fractional shares due to the one-for-twenty reverse split	2,595	2	(2)				-
Net income					32,387,120		32,387,120
Adjustment of Statutory reserve				515,989	543		516,532
Imputed interests on loans from related parties waived			67,269				67,269
Foreign currency translation adjustments						$303,668	$303,668
BALANCE, June 30, 2010	20,871,192	$20,871	$67,269	$1,837,395	$59,373,726	$1,135,541	$62,434,802

Net income					15,481,998		15,481,998
Adjustment of statutory reserve				68,690			68,690
Foreign currency translation adjustments						1,146,299	1,146,299
BALANCE, September 30, 2010 (Unaudited)	20,871,192	$20,871	$67,269	$1,906,085	$74,855,724	$2,281,840	$79,131,789

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,481,998	$6,547,377
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	413,694	713,242
Amortization and depletion	386,521	999,147
Change in fair value of warrants	(12,919,675)	-
Warrants granted for service	325,285
Reservation of mine maintenance fee	67,864	-
Change in operating assets and liabilities
Notes receivable	1,020,510	(815,123)
Accounts receivable, trade	(3,823,314)	(1,077,033)
Other receivables	(1,441,009)	41,654
Inventories	829,288	(3,072,988)
Advances to suppliers	(4,910,761)	25,194
Accounts payable, trade	11,546	635,049
Other payables and accrued liabilities	(922,311)	1,780,227
Customer deposits	50,851	(1,057,880)
Taxes payable	904,050	703,653
Net cash (used in) provided by operating activities	(4,525,463)	5,422,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(2,042,695)	-
Repayment of loans receivable	1,497,006
Payments on equipment and construction-in-progress	(220,230)	(3,114,495)
Prepayment on land use rights	(3,490,440)	-
Prepayment of mine acquisitions	(2,958,000)	-
Net cash used in investing activities	(7,214,359)	(3,114,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(4,437,000)	-
Cash proceeds from notes payables	4,732,800	-
Repayments to short-term loans	(517,650)	(1,737,329)
Proceeds from short-term loans	-	34,537
Proceeds from (payments to) related parties	718,063	(64,175)
Net cash provided by (used in) financing activities	496,213	(1,766,967)

EFFECT OF EXCHANGE RATE ON CASH	57,588	56,555

(DECREASE) INCREASE IN CASH	(11,186,021)	597,612

CASH, beginning of period	17,403,008	278,399

CASH, end of period	$6,216,987	$876,011

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$556,124	$1,843,669
Cash paid for interest expense	$42,595	$61,596

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Bank loan interest paid by shareholder	$162,690	$-
Notes payables not delivered to payee	$11,536,200	$-
Transferred from Long-term prepayment to construction-in-progress	$887,400	$-

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 – Nature of business and organization

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) was organized on September 30, 1996, under the laws of the State of Florida as “J.B. Financial Services, Inc.” On July 19, 1999, the Company changed its name to “Ableauctions.com, Inc.” On February 5, 2010, in connection with a share exchange transaction as described below, the Company changed its name to “SinoCoking Coal and Coke Chemical Industries, Inc.”

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour (BVI)”), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. In connection with the closing of the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. After the share exchange transaction, Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to February 5, 2010 are those of Top Favour (BVI) except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. See more details in Note 3.

Top Favour (BVI) was incorporated in the British Virgin Islands on July 2, 2008.  Through its wholly-owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), which was formed on March 18, 2009 with a registered capital of $3,000,000 under the laws of the People’s Republic of China (“PRC” or “China”),  and the variable interest entity (“VIE”) - Henan Pingdingshan Hongli Coal & Coking Co., Ltd. (“Hongli”), the Company produces and sells coal, coke, coal gas-generated electricity, and other coking by-products in the PRC.

Hongli and its operating subsidiaries, Baofeng Hongchang Coal, Ltd (“Hongchang Coal”) and Baofeng Hongguang Power Co., Ltd(“Hongguang Power”)  hold the approved licenses necessary to operate the coal mining, coal sales, coking and power plant businesses in China. PRC law currently has limits on foreign ownership of these types of companies. To comply with these foreign ownership restrictions and in order for Top Favour (BVI) to obtain control over Hongli’s PRC operating entities, on March 18, 2009. Top Favour (BVI), through Hongyuan, entered into contractual arrangements with Hongli on March 18, 2009 (“Contractual Arrangements”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report on Form 10-K for the fiscal year ended June 30, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

ASC 810 addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. These Contractual Arrangements entered into between Top Favour (BVI) and Hongli through Hongyuan are comprised of a series of agreements, including:

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Coal and coke sales represent the invoiced value of goods, net of a value-added tax (VAT), sales discounts and actual returns at the time when product is sold to the customer.

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  Total shipping and handling costs amounted to $0 and $11,217 for the three months ended September 30, 2010 and 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and the BVI is the US dollar compared to the functional currency of its subsidiaries and VIEs in the PRC which is the Chinese Renminbi (RMB).

For the subsidiaries and VIEs whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2010 and 2009, the transaction gains and losses were not significant.

The balance sheet amounts, with the exception of equity, at September 30, 2010 and June 30, 2010 were translated at RMB 6.68 to $1 and RMB 6.79 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2010 and 2009 were at RMB 6.76 to $1 and RMB 6.82 to $1, respectively.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

	Carrying Value at September 30, 2010	Fair Value Measurement at September 30, 2010
		Level 1	Level 2	Level 3
Warrant liability(unaudited)	$17,841,697	$—	$	$17,841,697

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value to those warrants using the Cox-Ross-Rubinstein binomial model on September 30, 2010 and June 30, 2010.

	September 30, 2010	June 30, 2010
	(Unaudited)
Number of shares exercisable	4,126,609	4,076,609
Exercise price	$12.00-48.00	$12.00-48.00
Stock price	$8.23	$12.30
Expected term(year)	4.35-4.75	4.61-4.72
Risk-free interest rate	0.98-2.53%	1.63-2.38%
Expected volatility	80%	80%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended September 30, 2010 and 2009, there were no impairment charges.

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Other receivables

Other receivables mainly include advances to employees for general business purpose and other short term non-traded receivable from unrelated parties, primarily as unsecured demand loans, with no state interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials and supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used in the Company.  The cost of finished goods included (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2010 and June 30, 2010, the management believed that no allowance for inventory valuation was deemed necessary.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements. Interest incurred during the period of construction, if material, is capitalized.  For the three months ended September 30, 2010 and 2009, $180,630 and $0 interest was capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights.  Under the accounting standard regarding treatment of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed at least quarterly for impairment.

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

Impairment of long - lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets”.  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as September 30, 2010 and June 30, 2010, there was no impairment of long lived assets.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

The Company did not record such asset retirement obligation as of September 30, 2010 and June 30, 2010 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extend of remediation required in and around the mining area, the methods to be used to remediate the mining site, and the government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Chinese income taxes

The Company’s subsidiary and VIEs are operating in the PRC and are governed by the income tax laws of the PRC and various local income tax laws (“Income Tax Laws”).  The Company ’ s subsidiary and VIEs are generally subject to an income tax at a statutory rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

Value added tax (“ VAT” )

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this ASU and disclosed the fair value of its warrant derivative liability as required.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to Loans receivable.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 3 - Business reorganization

On February 5, 2010, the Company (formerly known as Ableacutions.com, Inc) completed a share exchange transaction with Top Favour (BVI), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. In connection with the closing of the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date, the Company issued 13,117,952 of its common shares to Top Favour (BVI)’s shareholders in exchange for 100% of the capital stock of Top Favour (BVI). Prior to the share exchange transaction, the Company had 405,710 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 13,523,662 shares of common stock outstanding, and Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. Acquisition-related costs incurred to effect the business combination, including finder’s fee, advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,127,612 and accounted for as expense as of June 30, 2010.

Note 4 – Enterprise-wide reporting

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the three months ended September 30, 2010 and 2009 are as summarized as follows:

	Three months ended September 30,
	2010 (unaudited)	2009 (unaudited)
Coke	$8,709,145	$5,717,599
Coal Tar	415,838	260,804
Raw coal	2,663,592	5,122,129
Washed coal	1,219,887	7,028,929
Total	$13,008,462	$18,129,461

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions located in PRC and Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong.  As of September 30, 2010 and June 30, 2010, the Company had cash deposits including, restricted cash, which were not covered by insurance of $33,427,918 and $39,791,148, respectively. The Company has not experienced any losses in such accounts.

For the three months ended September 30, 2010 and 2009, all of the Company’s sales were generated in the PRC as well as account receivables.

For the three months ended September 30, 2010, 96.3% of the Company’s total revenues were from three major customers accounted individually for 46.7%, 29.6%, and 20.0% of total revenues, respectively. Account receivables with those three customers were 60.2%, 26.1%, and 11.7% of the total account receivable balance at September 30, 2010, respectively.   For the three months ended September 30, 2009, 91.1% of the Company’s total revenues from three major customers accounted individually of 68.0%, 12.4%, and 10.7%, respectively.

For the three months ended September  30, 2010 and 2009, all of the Company’s purchases of raw materials, as well as accounts payable were generated in the PRC. For the three months ended September 30, 2010, four major suppliers provided 73.2% of the raw materials purchase with each supplier individually accounted for 35.7%, 14.8%, 12.2% and 10.5%, respectively. As of September 30, 2010, the Company did not have payables to any of those suppliers.  For the three months ended September 30, 2009, four major suppliers provided 81.4% of the Company’s raw material purchases with each supplier individually accounting for 33.0%, 16.9%, 16.6% and 14.9%, respectively.

Note 6 – Loans receivable

On March 22, May 8, 2010 and August 1, 2010, the Company entered into loan agreements with a same third-party company and loaned it $1,013,308, $1,500,000, and $1,000,000, respectively. These loans are due on demand, non-secured, and with an annual interest rate of 3%. $1.49 million was repaid in September 2010, and $1.02 million was repaid in October 2010.

On September 27, 2010, the Company loaned $1,055,385 (RMB7,050,000) to another unrelated company. This loan is due on March 26, 2011, non-secured, and with an annual interest rate of 5%.

As of September 30, 2010 and June 30, 2010, loans receivables amounted to $3,071,687 and $2,513,308, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 7 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ bank has guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the early request will incur an interest charge and a processing fee. Notes receivable amounted to $29,940 and $1,045,830 as of September 30, 2010 and June 30, 2010, respectively.

Note 8 - Accounts receivable, trade, net

Accounts receivable consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Accounts receivable	$9,260,960	$5,304,900
Allowance for bad debt	-	216
Accounts receivable, trade, net	$9,260,960	$5,304,684

For the three months ended September 30, 2010 and 2009, the Company did not write off any uncollectible receivables.  As of September 30, 2010 and June 30, 2010, management recorded a reserve for allowance for doubtful accounts of $0 and $216, respectively.

Note 9 – Other receivables

Other receivables consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Receivables related to notes payable	$11,676,600	$-
Prepayment to be refund due to cancellation of contracts	1,629,579	209,166
Receivables from an unrelated company	156,896	154,381
Advances to employees	158,913	115,574
Other receivables	$13,621,988	$479,121

The Company obtained $11,976,000 notes payables from a bank during the three months ended September 30, 2010, of which notes amounted to $11,676,600 were held by the Company and not being delivered to the payee as of September 30, 2010.

The Company cancelled coal purchase agreements with two vendors, and as of September 30, 2010 and June 30, 2010, prepayment previously made to be refund amounted to $1,629,579 and $209,166, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The Company advanced money to one vendor for business purpose without interest charge. Receivables from this vendor amounted to $156,896 and $154,381 at September 30, 2010 and June 30, 2010, respectively.

For the three months ended September 30, 2010 and 2009, the Company did not write off any uncollectible receivables.  Management believes all other receivables were collectible as of September 30, 2010 and June 30, 2010.

Note 10 – Inventories

Inventories as of September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010 (Unaudited)	June 30, 2010
Raw materials	$226,396	$157,717
Work in process	449,842	587,886
Supplies	45,904	21,744
Finished goods	737,146	1,494,469
Total	$1,459,288	$2,261,816

Note 11 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis and with favorable pricing.

Advances to suppliers as of September 30, 2010 and June 30, 2010 amounted to $10,569,930 and $5,509,780, respectively.

Note 12 – Prepayments

Prepayment for land use right

Prepayments for land use right are monies advanced for land use rights to expand the new coking factory. As of September 30, 2010, prepayments for land use right amounted to $8,690,085. Prepayments were paid to the previous residents who lived in the place the new coking factory will be located.  The prepayment is not refundable. The Company estimates that the total cost of obtaining land use rights will be $10,479,000 (RMB70,000,000). The land use right is expected to be acquired by June, 2011.

Prepayment for mine acquisitions

The Company was in the process of acquiring several coal mines with annual production scale equal or less than 150,000 to 300,000 metric tons. As of September 30, 2010, the Company had prepaid $11,996,730 to six potential acquisition targets, and no acquisition was complete as of September 30, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Prepayment for construction of new operating plant

Prepayments for construction are mainly monies advanced to contractors or equipment suppliers related to the new operating plant that is expected to produce up to 900,000 metric tons of coke per year, coal gas-generated power, and other chemical refinery by-products.

In addition, the Company made prepayment of approximately $1.8 million during the year ended June 30, 2010 to improve Hongchang’s existing mining tunnel. As of September 30, 2010, this project has not been started yet.

The total contract price amounted to approximately $32,680,000. Prepayments for construction, as of September 30, 2010 and June 30, 2010, amounted to $16,651,197 and $16,789,806, respectively.

Note 13 –Plant and equipment, net

Plant and equipment as of September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010 (unaudited)	June 30, 2010
Buildings and improvements	$10,238,928	$10,074,777
Mine development cost	10,817,370	10,643,945
Machinery and equipment	5,764,265	5,678,274
Other Equipment	537,189	482,716
Total	27,357,752	26,879,712
Less accumulated depreciation	(10,357,162)	(9,779,099)
Construction-in-progress	4,973,229	3,829,800
Total, net	$21,973,819	$20,930,413

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $413,694 and $713,242, respectively.

Construction-in-progress (“CIP”) at September 30, 2010 was related to the new coking factory. No depreciation is provided for CIP until such time the assets are completed and placed into service.

	Total in CIP	Estimate cost to	Estimated	Estimated
Project	as of 9/30/2010	Complete	Total Cost	Completion Date
New coking factory	$4,973,229	$53,707,000	$58,680,000	June 2011

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 14 – Intangible – land use rights, net

Land use rights, net consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010 (Unaudited)	June 30, 2010

Land use rights	$2,346,862	$2,309,237
Accumulated amortization	(440,037)	(416,945)
Total land use rights, net	$1,906,825	$1,892,292

Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $16,102 and $15,961, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2011	$48,305
2012	64,407
2013	64,407
2014	64,407
2015	64,407
thereafter	1,600,892
Total	$1,906,825

Note 15 – Intangible - mineral rights, net

Mineral rights, net, consisted of the followings as of September 30, 2010 and June 30, 2010.

	September 30, 2010 (unaudited)	June 30, 2010

Mineral rights	$13,388,014	$13,173,377
Accumulated depletion	(11,090,663)	(10,543,940)
Total, net	$2,297,351	$2,629,437

Depletion expense for the three months ended September 30, 2010 and 2009 amounted to $370,419 and $983,186, respectively. Depletion expenses were charged to cost of revenue in the period incurred using unit-of-production method.

Note 16 – Notes payable

Notes payable represented the line of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the lines of credit. This short term note payable was guaranteed by the banks for its complete face value through a letter of credit and matures within three to six months of issuance.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The bank required the Company to deposit 50% of the notes payable balance at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. In addition, notes payables were guaranteed either by the Company’s Chief Executive Officer ( “CEO”), Hongli or an unrelated company. The bank charged processing fees based on 0.05% of the face value of the note. Notes payable as of September 30, 2010 consisted of the following:

Issuing bank	Amount	From	To	Restricted cash	Other guarantee
Shanghai pudong development bank	$2,994,000	6/17/2010	12/18/2010	$1,497,000	Hongli and CEO
Rural credit union	4,491,000	7/2/2010	1/2/2011	2,245,500	An unrelated company
Rural credit union	4,491,000	7/22/2010	1/22/2011	2,245,500	An unrelated company
Rural credit union	4,491,000	8/18/2010	2/18/2011	2,245,500	An unrelated company
Rural credit union	2,994,000	8/27/2010	2/27/2011	2,245,500	An unrelated company
Total	$19,461,000			$10,479,000

As of September 30, 2010 and June 30, 2010, notes payable amounted to $19,461,000 and $2,946,000, respectively, and the related restricted cash was $10,479,000 and $5,892,000, respectively.

Note 17 – Short-term loans

Short-term loans represent amounts due to various banks and individuals and are due either on demand or normally within one year. These loans generally can be renewed with the banks or the individual creditors.

Short-term loans - Bank

The Company had short-term bank loans amounted to $14,970,000 and $14,730,000 at September 30, 2010 and June 30, 2010, respectively.

On May 30, 2010, Hongyuan entered a one-year loan agreement with a local bank to borrow $14,970,000 (RMB100 million) with per annum interest rate of 4.301%, or 90% of the interest rate of the same-term bank loan announced by the People’s Bank of China, which was 4.779% at the time of signing the loan agreement and September 30, 2010. This bank loan matures on May 30, 2011 and collateral was pledged by Top Favour (BVI) through a bank deposit with the same bank of $17,010,000 with an interest rate of 1.3%. The loan was also guaranteed by the Company’s CEO Mr. Jianhua Lv.

In connection with this one-year bank loan, on May 15, 2010, the Company entered into a forward currency exchange contract with a local bank. Pursuant to the agreement, at the Company’s option, the Company is able to exchange $20,000,000 into RMB with the exchange rate at $1 to RMB6.7 on October 31, 2010. As of September 30, 2010, and October 31, 2010, the Company did not execute such option.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Weighted average interest rate was 4.89% and 8.36% for the three months ended September 30, 2010 and 2009, respectively. Total interest expense on short term loans for the three months ended September 30, 2010 and 2009 amounted to $223,225 and $96,724, of which $180,630 and $0 was capitalized into CIP, respectively.

Note 18 – Other payables and accrued liabilities

Other payables mainly consisted of customer deposits to be returned, and accrued liabilities mainly consisted of salary, utility, professional service, and other general and administrative expenses incurred.

Other payables and accrued liabilities consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010 (unaudited)	June 30, 2010

Customer deposits to be returned	$-	$823,241
Accrued liabilities	532,053	609,880
Total	$532,053	$1,433,121

Note 19 – Taxes

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

Hongyuan, Hongli, its division and subsidiaries Baofeng Coking, Hongchang Coal and Hongguang Power are subject to 25% enterprise income tax rate in China.

As approved by a local tax bureau, Hongchang Coal owed total income tax for the 12-month ended December 31, 2010 and 2009 of approximately $373,000 each calendar year, regardless the actual taxable income in that period.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2010 and 2009 amounted to $160,618 and $197,910, respectively. If the statutory income tax had been applied, the Company would have decreased basic and diluted earnings per share from $0.74 to $0.73 and from $0.73 to $0.72 for the three months ended September 30, 2010, respectively, and decreased basic and diluted earnings per share from $0.50 to $0.48 for the three months ended September 30, 2009.

The provision for income taxes consisted of the following for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010 (unaudited)	2009 (unaudited)
US current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	948,768	1,988,990
Total provision for income taxes	$948,768	$1,988,990

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009:

	2010	2009
	(unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	(3.6)%	(2.3)%
Other item (1)	(15.6)%	0.6%
Effective rate	5.8%	23.3%

(1) The (15.6%) for the three months ended September 30, 2010 mainly represents gain on change in fair value of warrants of $12,919,675 incurred by SinoCoking was not subject to the income tax. 0.6% for the three months ended September 30, 2009 represents operating losses incurred by Hongguang and Hongchang. Management believes the losses may not be recovered through future operations.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of September 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,280,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2010 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010. The valuation allowance at September 30, 2010 was approximately $435,000. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $19.4 million as of September 30, 2010, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Value Added Tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $2,659,646 and $1,416,319 for the three months ended September 30, 2010, and $3,316,347 and $1,677,978 for the three months ended September 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes Payable

Taxes payable as of September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010 (unaudited)	June 30, 2010
VAT	$530,866	$59,848
Income tax	1,119,559	723,966
Others	513,672	445,205
Total taxes payable	$2,164,097	$1,229,019

Note 20 – Private placement equity financing

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

The following table summarizes the securities issued and expenses incurred in connection with this equity financing.

	# of shares of underlying common stock	Value
Investor warrants@$12.00 per share	590,446	$11,898,728
Callable investor warrants@$12.00 per share	3,082,027	72,324,038
Total warrants to investors	3,672,473	84,222,766
Gross cash proceeds from equity financing $44,069,610
Gross cash proceeds allocated to warrants		(44,069,610)
Exceeded amount charged to current period expense		$40,153,156
Common stock issued to investors	7,344,935	$-

Callable agent warrants @$6.00 per share	250,000	$6,791,519
Callable agent warrants @$12.00 per share	117,163	2,960,363
7% cash fee paid to placement agents		2,188,391
Legal fee in connection with Equity financing		75,000
Total issuance costs		12,015,273
Less beginning balance in paid in capital		(3,524,206)
Remaining amount of issuance costs charged to retained earnings		$8,491,067

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 21 – Capital transactions

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

In connection with the private placement equity financing disclosed in Note 20, the Company issued 1,180,892 and 6,164,043 shares of the Company’s common stock to investors at the first closing date February 5, 2010, and the second closing date of March, 11, 2010, respectively.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

Under the Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with exercise price of $96.00 per share and expire on November 14, 2014. Options exercisable for 273 shares of the Company’s common stock were granted on May 2, 2003, with an exercise price of $60.00 per share and expired on May 2, 2010.

Those outstanding options were fully vested before the reserve acquisition was completed on February 5, 2010, and through September 30, 2010 no additional options have been granted.

The following consisted of the outstanding and exercisable options at September 30, 2010:

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	3.77 years	$86.00	10,851	3.77 years	$86.00

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

A summary of changes in options activity is presented as follows:

Options

Outstanding, June 30, 2009	-
Granted	11,124
Forfeited	273
Exercised	-
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2010 (unaudited)	10,851

Warrants

In connection with the equity financing disclosed in Note 20, the Company issued warrants exercisable into 4,039,636 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,973 shares of the Company’s common stock (“Existing warrants”) outstanding on February 5, 2010.

On July 1, 2010, the Company granted callable warrants underlying 50,000 shares of the Company’s common stock to exchange for consulting service. Warrants expire on July 1, 2015 with exercise price of $20.00. The fair value of the those warrants was $325,285, and was charged to general and administrative expense for the three months ended September 30, 2010

The Company adopted the provisions of an accounting standard regarding instrument that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, the Existing warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. Therefore the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company reclassified the fair value of the Existing warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010. All of the Company’s other warrants that are exercisable into 4,089,636 shares of the Company’s common stock were also recorded as derivative instruments on the corresponding issuance dates.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The value of warrant liabilities was $17,841,697 and $30,436,087 at September 30, 2010 and June 30, 2010, respectively. The decrease of fair value of warrants was $12,594,390, of which $12,919,675 was recorded as gain on change in fair value of warrants, and $325,285 was the fair value of the 50,000 warrants at the issuance date of July 1, 2010 which was charged to the general and administrative expense.

A summary of changes in warrant activity is presented as follows:

	Existing warrants @$48.00 (1)	Investor warrants @12.00 (2)	Callable warrants @$12.00 (3)(6)	Callable warrants @6.00 (4)(6)	Callable warrants@20.00 (5)(6)	Total

Outstanding, June 30, 2009	-	-		-	-	-
Granted	36,973	590,446	3,199,190	250,000	-	4,076,609
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000	-	4,076,609
Granted					50,000	50,000
Forfeited
Exercised
Outstanding, September 30, 2010 (unaudited)	36,973	590,446	3,199,190	250,000	50,000	4,126,609

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017 and with remaining contractual term of 6.53 years as of September 30, 2010.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 4.36 years as of September 30, 2010.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 4.45 and 4.47 years as of September 30, 2010, respectively.

(4)	The warrants underlying 250,000 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 4.45 years as of September 30, 2010.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 4.75 years as of September 30, 2010

(6)
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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 22 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2010 and 2009:

	2010	2009

Net income for earnings per share	$15,481,998	$6,547,377

Weighted average shares used in basic computation	20,871,192	13,117,952
Diluted effect of warrants	417,768	-
Weighted average shares used in diluted computation	21,288,960	13,117,952
Earnings per share - Basic	$0.74	$0.50
Earnings per share – Diluted	$0.73	$0.50

As of September 30, 2010, the Company had warrants and option exercisable in aggregate of 4,137,460 of the Company’s common stock. For the three months ended September 30, 2010, all outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 4,039,636 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.   The Company had no warrants and options outstanding on September 30, 2009, and therefore no diluted effect on the earnings per share calculation for the three months ended September 30, 2009.

Note 23- Coal mine acquisition

On August 10, 2010, Hongli entered two equity purchase agreements to acquire 60% of equity interests of Baofeng Shuangrui Coal Co., Ltd., which operates Shuangrui Coal Mine, and Baofeng Xingsheng Coal Co., Ltd., which operates Xingsheng Coal Mine, for total consideration of approximately $12.6 million (RMB84million). The coal mines, located in Baofeng County, Henan Province, are similar in size, each with 2 million metric tons of estimated coal reserves. Each mining company’s annual coal production is currently 150,000 metric tons.

Pursuant to the Agreements, Hongli will pay the owners of each mining company an aggregate purchase price of $6.2 million (RMB42million) in cash

The purchase will be made under the following schedule for each mining company:

1) $1.80 million (RMB12 million) within 30 business days from August 10, 2010;
2) $0.7 million (RMB5million) within 20 business days from the completion of the transfer of equity interests to Hongli;
3) $0.7 million(RMB5million) within six months from the completion of the transfer of equity interests to Hongli;

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

4) The remaining balance within one year from the completion of the transfer of equity interests to Hongli;
5) If total annual output is less than 150,000 metric tons, Hongli is entitled to an additional 10% of equity interests; and
6) If coal reserves are less than 2 million metric tons, Hongli is entitled to an additional 10% of equity interests.

As of September 30, 2010, the company has prepaid refundable deposit of $5.99 million (RMB40 million) relating to those two acquisitions to examine the financial information, licenses, and reserve data and as of September 30, 2010, those two coal mine acquisition had not been completed.

Note 24 – Commitments and contingencies

Lease agreement:

The Company entered into a lease agreement to lease 3 office units in Beijing from June 15, 2010 to June 14, 2013 with monthly lease payment of $21,524 (RMB145,529) and monthly management fee of $3,798 (RMB25,681).

As of September 30, 2010, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended June 30,	Amount

2011	$303,864
2012	303,864
2013	151,932
Total	$759,659

Purchase Commitment

The Company entered into several contracts with contractors and suppliers for the construction of the new coking facility and purchasing equipment. As of September 30, 2010, the total contract amount was approximately $32,680,000. The Company had make payments for approximately of $21,114,300, and the remaining $11,537,000 will be paid based on the construction progress.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 25 – Statutory reserves

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2010, the Company’s VIE Hongli and Hongchang’s statutory surplus reserves both had reached 50% of each entity’s registered capital and Hongguang did not make any contribution to the statutory reserve resulting from their net operating losses.

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

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of September 30, 2010 and June 30, 2010:

	September 30, 2010 (unaudited)	June 30, 2010	50% of registered capital	Future contributions required as of September 30, 2010

Hongli	$548,204	$548,204	$548,204	$-
Hongguang	-	-	1,514,590	1,514,590
Hongchang	218,361	218,361	218,361	-
Hongyuan	-	-	1,500,000	1,500,000
Statutory surplus reserve	766,565	766,565	3,781,155	3,014,590
Mine reproduction reserve	1,139,520	1,070,830	-	-
Total statutory reserve	$1,906,085	$1,837,395	$3,781,155	$3,014,590

Note 27 – Related party transactions

Other receivables from related parties at September 30, 2010 and June 30, 2010 amounted to $0 and $477,052, respectively. Balance at June 30, 2010 represented advanced funds of $418,410 to Mr. Hui Zheng, the Director and Vice President of Operation, for him to perform business and acquisition developments activities on behalf the Company and the over repayment of $58,642 to Mr. Liuchang Yang,  Director and Vice President of the Company.

The Company received funds from Mr. Jianhua Lv, a majority shareholder, President and CEO of the Company. Payables to Mr. Lv amounted to $298,599 and $51,381 at September 30, 2010 and June 30, 2010, respectively. Those payables were interest free, due on demand and will be settled by cash payment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2010 and 2009, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.  All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements.” The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue”, the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control.  Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties.  We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (the “Company”) is a vertically integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”).  We use coal from both of our own mines and that of third-party mines to produce basic and value-added coal products such as thermal coal, washed metallurgical coal, and chemical and metallurgical coke for steel manufacturers, power generators, and various industrial users.  We also produce and sell coal, including raw (unprocessed) and washed coal (which is coal that has been prepared for coking or thermal uses), medium coal and coal slurries (by-products of the coal-washing process), and coal tar (a by-product of the coke manufacturing process).

We are engaged in the coal energy business through our wholly owned subsidiary Top Favour Limited, a corporation incorporated under the laws of the British Virgin Islands (“Top Favour”), which is a holding company that, through its wholly owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), controls Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), a coal and coal-coke producer in Henan Province in the central region of the PRC.  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory, and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd., which we refer to collectively as the “Baofeng Subsidiaries.”  We refer to Hongli and Baofeng Subsidiaries collectively as “Hongli Group.”  Top Favour controls Hongli Group through contractual arrangements with Hongli Group and its owners.  These contractual arrangements provide for management and control rights, and in addition entitle Top Favour to receive the earnings and control the assets of Hongli Group.  Other than the interests in these contractual arrangements, neither Top Favour nor Hongyuan has any equity interests in Hongli Group.  We refer to Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking.”

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

Estimate of asset impairment.  The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the Financial Accounting Standard Board’s (FASB’s) accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, and market trends.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of September 30, 2010, there was no impairment of long lived assets.

Estimate of valuation allowances for deferred income taxes. Effective January 1, 2007, the Company adopted FASB’s accounting standard which indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  SinoCoking is incorporated in the United States and has incurred a net operating loss for as of September 30, 2010, which may be available to reduce future years’ taxable income.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 and June 30, 2010.  The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Estimate of reserves for contingencies and litigation.  From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2010.

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

The Company’s warrants are not traded in an active securities market; therefore the Company estimates the fair value of those warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and September 30, 2010 using the Level 3 valuation hierarchy.

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

Mining and mine assets are a significant portion of SinoCoking’s business, and SinoCoking’s use of the “units-of-production” method of amortization has important effects on how its mining activities and assets are reported.  Under this method, the tonnage of actual coal extracted, as a percentage of estimated recoverable coal, is used to calculate depletion expense for a given period.  The remainder of estimated recoverable coal in the ground is reported as an intangible asset on the Company’s balance sheet, also based on the percentage of estimated recoverable coal that remains in the ground.  See also our discussion of estimates of recoverable coal above in “Use of Estimates.”

The Hongchang Mine was acquired for, and has a book value of $13,102,000, and an estimated total recoverable coal of 1,215,000 metric tons.  For the three months ended September 30, 2010, the Company extracted a total of 31,645 metric tons of coal from the Hongchang Mine, which is 2.6 % of the total estimated recoverable coal.  The Company recorded a depletion expense of $370,419 in this period.

Recently Issued Accounting Phronouncements

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to Loans receivable.

Results of Operations

	For the three months ended
	September 30,
	2010	2009
REVENUE	$13,008,462	$18,129,461
COST OF REVENUE	8,364,109	9,069,065
GROSS PROFIT	4,644,353	9,060,396
OPERATING EXPENSES	(1,019,614)	(427,116)
OTHER INCOME (EXPENSE), NET	12,806,027	(96,913)
INCOME BEFORE INCOME TAXES	16,430,766	8,536,367
PROVISION FOR INCOME TAXES	(948,768)	(1,988,990)
NET INCOME	15,481,998	6,547,377
EARNINGS PER SHARE
Basic	$0.74	$0.50
Diluted	$0.73	$0.50

General.  In the first quarter of fiscal 2011, when the market demand for coke began increasing, the Company increased its coke production and sales, therefore, positively affected both the Company’s revenue, gross profit. However,  because of the limited coal supply in the local area in Henan province due to the consolidation and mines moratorium, the Company’s sales of coal products dramatically decreased, compared with same period ended September 30, 2009, and resulted in the decrease of the total revenue, and gross profit,  In the first quarter of the fiscal year 2011, 70.15% of the revenue was from coke products and 29.85% was from its coal products, compared with the 33.0% and 67.0% from its coke and coal products, respectively, for the three month period ended September 30, 2009.

In late June 2010, Henan Province authorities and related government bureaus conducted industry-wide coal mine safety inspections as a part of the government’s efforts to reduce mining accidents and improve safety before mine consolidations are finalized.  The Baofeng Mines operations were temporarily halted and remain closed.  The mines will be reopened upon completion of the government directed consolidation, and inspections thereafter.    Generally, raw coal extracted from the Company’s own mines has lower cost per metric ton compared to raw coal purchased on the open market from third party suppliers.  The government’s mine consolidation program in Henan province has had a negative impact on the total local production of the coal, and thus the raw coal and washed coal prices increased, which, in turn, caused the Company’s average cost of production to increase accordingly in the three months period ended September 30, 2010. Management does not immediately anticipate any additional safety inspections or pending stoppages of mining activities by the government after the mine consolidations are completed in Henan province.  However, it has no means of predicting the timing, frequency or duration of safety inspections, or whether additional inspections will be conducted in the near or long term future, except that mine safety and design inspections are generally required as a routine part of the mine consolidation process, when additional mining properties are acquired.

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

Revenues.  SinoCoking’s revenues decreased by $5,120,999 or 28.25%, in three months period ended September 30, 2010, with total revenues of $13,008,462 as compared to the same period ended September 30, 2009 with total revenues of $18,129,461.

The fluctuation was caused primarily by a sharp decrease of the revenue from the coal products selling by 68.04%, or $8,267,580, partially offset by an increase of coke selling in the amount of $3,146,581, or 52.63%.  Starting from the second quarter of fiscal 2010, the Henan province government started its consolidating process for all local coal mines with the annual production capacity within the range between 150,000 metric tons and 300,000 metric tons, in order to increase the efficiency of the coal mining, as well as decrease the risks of future mining accidents. Within the period of consolidation, all mines falling into the range between the 150,000 and 300,000 production capacity per annum are forced to temporarily stop operation. Such moratorium resulted in a decrease in the available coal supply in the market and prices for coal increased accordingly. The Company’s Hongchang mine operation was affected accordingly. In order to keep the safety stock of raw material, the Company reduced its raw coal and washed coal selling. On the contrary, in the three months period ended September 30, 2009, the Company increased its coal products selling, due to the weak demand in the market for the coke. The two opposite strategies performed in two periods resulted in the decrease of coal products selling. In the three months period ended September 30, 2010, the demand and the price of the coke product increased, and this trend resulted in the revenue increase of the coke products by 52.63%, or $3,146,581.

SinoCoking’s revenues for the three months period ended September 30, 2010 and 2009, respectively, categorized by product type (coke products and coal products), were as follows:

	Revenues

	Coke Products (1)	Coal Products (2)	Total
Revenues
Three Months Ended September 30, 2009	$5,978,403	$12,151,058	$18,129,461
Three Months Ended September 30, 2010	9,124,984	3,883,478	13,008,462
Increase (decrease) in US$	$3,146,581	$(8,267,580)	$(5,120,999)
% Increase (decrease) in US$	52.63%	-68.04%	-28.25%
Quantity Sold (metric tons)
Three Months Ended September 30, 2009	29,908	134,297	164,205
Three Months Ended September 30, 2010	40,322	52,856	93,178
Increase (decrease)	10,414	(81,441)	(71,027)
% Increase (decrease)	34.82%	-60.64%	-43.25%

(1)	Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications.

(2)
Coal products include washed and raw coal, which is used by customers primarily for electricity generation and heating applications.  As used in this discussion and analysis, the “raw coal” category includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average sale prices for the Company’s four principal products for the three months ended September 30, 2010 and 2009, were as follows,

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Three Months Ended September 30, 2009	$204	$190	$68	$128
Three Months Ended September 30, 2010	226	238	60	151
Increase (decrease) in US$	$22	$48	$-8	$23
% Increase (decrease) in US$	10.78%	25.26%	-11.7%	17.96%

Average sale prices are driven by a number of factors, including the particular composition and grade or quality of the coal or coke sold by the Company, prevailing market prices for these products in the Chinese local and national market, prevailing market prices in the global marketplace, timing of sales, delivery terms, purchase order negotiations between the Company and its customers, and relationships with those customers.   Management believes that the changes in average selling prices in the three months ended September 30, 2010, compared with the same period ended September 30, 2009, were primarily driven by external market forces, changes in coal product composition, and the timing of sales by the Company.

Management generally sells coal inventory and sells the Company’s coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms.  The average price of the raw coal was calculated based the weight of the unprocessed coal, coal by products from coal washing process, and mixed thermal coal. Since the raw coal market price was correspondingly stable, the change of the price in raw coal category reflects the weight changes among the different coal product other than washed coal. Management notes that average selling prices for coal products are also influenced by changes in the mixtures of coals (with different grades and heat content) that is sold to customers.   As noted below in this discussion, SinoCoking changed the composition of the coal mixtures for its coal products sold in the three month periods ended September 30, 2010, specifically, due to relatively strong demand for thermal coal, which enabled the Company to sell coal mixtures of lower thermal grade without major reductions in price per metric ton.

Coke product revenues for the three months ended September 30, 2010 and 2009 were as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenues
Three Months Ended September 30, 2009	$5,717,599	$260,804	$5,978,403
Three Months Ended September 30, 2010	8,709,145	415,838	9,124,984
Increase in US$	2,991,546	155,034	3,146,581
% Increase in US$	52.32%	59.44%	52.63%
Quantity Sold (metric tons)
Three Months Ended September 30, 2009	28,511	1,397	29,908
Three Months Ended September 30, 2010	38,577	1,745	40,322
Increase	10,066	348	10,414
% Increase	35.31%	24.91%	34.82%

In the three months period ended September 30, 2010, the Company’s revenue from the sales of coke products increased by $2,991,546, or 52.32%, as compared to the same period ended September 30, 2009.  The increase for the period in 2010 was mainly due to the increasing demand of the coke, as well as the increasing price of such commodity. Starting from late July 2010, the Chinese coke market started to recover, due to the tight material supply and increasing coal price; therefore the company sold most of its coke stock. This trend is expected to continue, the management started increasing its coke production, and keeping certain coke stock, and expects obtaining more margins in the winter time with higher coke price.

The coal tar revenue was also increased by 59.44% in the three months ended September 30, 2010, or $155,034, as compared to $260,804 for same period in 2009. This increase was primarily driven by an increase in the unit sales price of coal tar, from $190 in the three months ended September 30, 2009 to $238  in the three months ended September 30, 2010. The increase in unit sales price was mainly due to an increase in the quality of coal tar sold, and prices for fossil-fuel-related products also generally rebounded in the period. What is more, the company also increased its coal tar sales volume in the three month period ended September 30, 2010, by 24.91%, and it positive affected the increase of the coal tar revenue as well.

Coal product revenues for the three months end September 30, 2010 and 2009 were as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Three Months Ended September 30, 2009	$5,122,129	$7,028,929	$12,151,058
Three Months Ended September 30, 2010	2,663,592	1,219,886	3,883,478
Decrease in US$	$(2,458,537)	$(5,809,043)	$(8,267,580)
% decrease in US$	-48.00%	-82.64%	-68.04%
Quantity Sold (metric tons)
Three Months Ended September 30, 2009	78,700	55,596	134,296
Three Months Ended September 30, 2010	44,751	8,105	52,856
Decrease	(33,949)	(47,491)	(81,440)
% Decrease	-43.14%	-85.42%	-60.64%

SinoCoking dramatically decreased its sales volume of the coal products by 68.04% in the three months period ended September 30, 2010, compared with the same period in 2009, and this leaded to the dramatic coal products revenue decrease, in spite of the increase of the price of coal products. During the period ended September 30, 2010, raw coal and washed coal market prices trend upward, due to lack of coal products supply in the market with the reason of the small scale mines moratorium under the policies of consolidation in Henan province, as well as the pending winter consumption peak of the coal.  Management viewed this period in 2009 as a favorable environment for coal trading, increased its coal products selling, and achieved $5,122,129 raw coal product revenue and $7,028,929 washed coal revenue. However, in the three month period ended September 30, 2010, the company could not source enough coal material to support its coal trading business, due to the reason that the whole local market is under tight supply of coal product; therefore the sales volume decreased by 43.14% for raw coal and 85.42% for washed coal, down to the level of 44,751 metric tons of raw coal selling and 8,105 metric tons of washed coal selling, despite the strong demand in the market.

Cost of Revenue.  Cost of revenue decreased from $9,069,065 to $8,364,109 for the first quarter of fiscal 2011 ended September 30, 2010, as compared to the same period of fiscal 2010.  The decrease in cost of revenue was primarily a result of a sharp decrease of cost of coal products sold, due to the fact of the dramatic decrease of the coal products selling, moderately offset by the increase of cost of coke product sold. The increase of the cost of coke product sold was based on two facts: (a) sales volume increase increased the total cost of coke sold; (b). unit cost of coke sold increased from $90, to the level of $153, due to the reason that the company’s own mining section stopped delivering the coal, and purchase price of raw coal in the open market increased.

Gross Profit.  Gross profit decreased by $4,416,043 or 48.74%, to $4,644,353 in the three month period ended September 30, 2010 from $9,060,396 in the same period in fiscal year 2010.  The main reason for the decrease of the gross profit was the decrease of our coal products revenue, and the increase of the unit cost coke sold. Gross profit margin decreased from 50.0% for the three months ended September 30, 2009 to 35.70% for the three months ended September 30, 2010. This decrease is mainly because the Company purchased more coals from the external suppliers with higher costs to produce coke products and clean coal products during the first quarter of fiscal year 2011, resulting in the GP% of coke product decreased from 55.7% to 32.8%, and the GP% of washed coal product decreased from 51.6% to 38.2% from the three months ended September 30, 2009 to the same period ended September 30, 2010, respectively.

Operating Expenses.  Operating expenses, which consisted of selling expenses and general and administrative expenses, increased by $592,498, or 138.72% in three month period ended September 30, 2010, as compared to the same period in 2009.  The selling expense decreased by $110,810 because the Company changed its selling policy, which, in turn, led to a decrease in transportation expenses. In addition, with demand for coke improving, the expenses for marketing decreased as well. The general and administrative cost increased from $231,839, to $935,147 in the three month period ended September 30, 2010. The increase was mainly due to the expenses related to the public company maintenance expenses in amount of approximately $564,000.

Other Income and Expense. Other income and expense contains finance expense, net, income and expense not directly related to the Company’s main operations, and change in fair value of warrants.

Finance expense decreased by $39,774, or 41.12% from $96,724 to $56,950 for three month period ended September 30, 2010. This decrease was mainly because of an $180,630 interest expense in relation to the Company’s short term bank loan of $14.97 million at end of May 2010 was capitalized into construction-in-progress.

The Company had net other expense of $56,698 in the first quarter of fiscal 2011 as compared to $189 in the same period in fiscal 2010, decrease of $56,509.

Change in fair value of warrants amounted to $12,919,675 for the three months period ended September 30, 2010. The Company had no such gain in prior year.  The Company’s functional currency is RMB, and therefore the Company’s warrants are not considered indexed to the Company’s own common stock, and as such, all future changes in the fair value of those warrants need to be recognized currently in earnings and the warrants are recorded as derivative instruments. The Company used the Cox-Ross-Rubinstein binomial model to value the warrants. The fair value of the warrants at September 30, 2010 and June 30, 2010 was $17,841,697 and $30,436,087, a decrease of $12,594,390, of which $12,919,675 was recorded as other income and $325,285 was charged to general and administrative expense since it represented the fair value of the warrants granted on July 1, 2010 for consulting service.

Provision for Income Tax. . Provision for income taxes decreased by $1,040,222, for the three month period ended September 30, 2010, as compared to the same period ended September 30, 2009, due primarily to the Company’s decrease of the gross profit and increase of the operating expenses.

Net income.  Net income, including the change on fair value of warrants, was $15,481,998 for three month period ended September 30, 2010, as compared to $6,547,377 for the same period in 2009.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income.

	Three months ended September 30
	2010	2009
Net income	$15,481,998	$6,547,377
Change in fair value of warrant liabilities	(12,919,675)	-
Adjusted net income	$2,562,323	$6,547,377

Earnings per share- basic	$0.74	$0.50
Earnings per share- diluted	$0.73	$0.50

Adjusted earnings per share - basic	$0.12	$0.50
Adjusted earnings per share - diluted	$0.12	$0.50

Weighted average number of common shares - basic	20,871,192	13,117,952
Weighted average number of common shares - diluted	21,288,959	13,117,952

Excluding those non-cash expenses, adjusted net income of the three month period ended September 30, 2010 and 2009 were approximately $2.6 million and $6.5 million, respectively, and resulted in $0.12 and $0.50 basic earnings per share, and $0.12 and $0.50 diluted earnings per share for the three month period ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Three months ended September 30
	2010	2009
Net cash provided by (used in) operating activities	$(4,525,463)	$5,422,519
Net cash provided by (used in) investing activities	(7,214,359)	(3,114,495)
Net cash provided by (used in) financing activities	496,213	$(1,766,967)

Net Cash Provided by Operating Activities

Net cash used in operating activities was $4,525,463 in the three months period ended September 30, 2010, a decrease of $9,947,982, as compared with the net cash inflow of $5,422,519 for the same period in 2009.

During the three month period ended September 30, 2010, the cash increase was mainly due to a decrease in note receivables of $1,020,510, a decrease in inventories of $829,288, and an increase of tax payables in the amount of $904,050.  The decrease in inventories was primarily due to the better coke market condition, and company’s decreasing of its coal stock, due to the tight market supply, and the moratorium of its own mine.

The cash increase was offset by the following factors: (1) an increase in accounts receivables of $3.82 million, an increase in advance to suppliers of $4.91 million, an increase in other receivables of $1.44 million, and  a decrease in other payables of $0.92 million. The increase in advances to suppliers reflected the current tight coal supply in Henan province since the suppliers required more deposit. Furthermore, the prepayment to Hengzhou Coal group as required by the state owned company, in order to secure 3 million metric tons of coal product supply, resulted in increasing the amount of prepayment to suppliers by $4.6 million.

Net Cash Used in Investing Activities

During the three month period ended September 30, 2010 the Company had net cash used for investing activities of approximately $7.21 million, and in the same period in 2009, it had capital expenditures of approximately 3.11 million.  For the three months ended September 30, 2010, the Company made payments of: (1) approximately  $2.04 million loans to two third parties, and one unrelated party repaid in the amount of approximately $1.5 million till the date September 30, 2010, (2) approximately $3.49 million toward the expansion and redevelopment of adjacent formerly residential land, (3) approximately $2.96 million was paid for the mine acquisitions, and (4) approximately  $0.2 million in construction-related expenditures for its new coking facility.  The increase in capital expenditures in this period as compared to the same period in 2009 was mainly due to the construction and land redevelopment expenditures, as well as the mine acquisitions. In three months period ended September 30, 2009, the Company spent approximately $3.11 million to pay for the new coking facility construction.

Net Cash Used in Financing Activities

The net cash provided by financing activities was $496,213 for the three month period ended September 30, 2010, as compared with the net cash used in financing activities in the amount of $1,766,967 for the same period in 2009. The Company deposited approximately $4.4 million to obtain the credit in the form of 6 months notes in the amount of $8.9 million in order to finance its further investment for its 900,000 metric tons coking facility construction project, and trading business with Zhengzhou Coal Group. The company used its notes payables for the payment in the amount of approximately $4.7 million. In the three months period ended September 30, 2010, the Company also repaid $0.5 million short term loan. In the first quarter of fiscal year 2009, the Company had the net use of cash from financing activities. The main usage of the cash was to repay a related party loan in the amount of approximately $0.06 million, and repay a matured bank loan of approximately $1.7 million.

Capital Resources

Funding for the Company’s business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including from its major shareholder Mr. Lv and Mr. Liuchang Yang, who is a director of the Company.

The Company does not have any outstanding loans under any lines of credit.

The business plan of the Company involves growing its business through (1) expansion and modernization of its production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; (4) strategic cooperation with Zhengzhon Coal Industry Group in order to indirectly control the coal resource and also secure the Company’s internal material requirements and stable supply for coal product trading; and (5) purifying and selecting level 10 washed coal, which is highly demanded in the market from the 2 million metric tons of raw coal provided by Zhengzhon Coal, in order to increase the Company’s product categories, secure sufficient raw coal material for the 900,000 metric tons coking facility project, and increase the Company’s profitability. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time;

SinoCoking has commenced action on two major initiatives as a part of its growth plan, that are expected to require capital resources:

1.
New Coking Facility.  On March 3, 2010, SinoCoking announced that it began construction of its new coking facility to be located beside the Company’s current facilities in Pingdingshan City.  The Company estimates that the new coking facility will cost approximately $70 million to complete, and as described elsewhere in this Form 10-Q, is expected to begin production of metallurgical and chemical coke, coal gas and various chemical products by first half of 2011.

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

In the quarter ended December 31, 2009, the Company obtained a non-binding letter of intent from the Pingdingshan Rural Cooperative Bank, confirming the bank’s intention to loan the Company up to 300 million RMB (approximately USD $42 million), unsecured at an annual interest rate of 6.24% to finance the construction of its new coking facility. This letter of intent expired on June 30, 2010. On October 12, 2010, this letter of intent was extended with the same terms till October 11, 2011. The loan remains subject to approval of a formal loan application submitted by the Company.

SinoCoking’s management presently anticipates that its recent equity issuance, its access to credit, and cash flow from operations, together will provide sufficient capital resources to pursue and complete the construction of its new coking facility and proposed mine acquisitions.  We intend to utilize existing cash, cash flow from operations and bank loans, to finance the cash portion of the consideration to be paid for our acquisitions.   We may consider the issuance of additional debt and/or equity securities in order to finance our mine acquisitions.

We have not experienced any material losses since inception relating to accidents or other similar events.  Please refer to the risk factor entitled “We may suffer losses resulting from industry-related accidents and lack of insurance” of our annual report on Form 10-K for the fiscal year ended June 30, 2010.

Capital Expenditures

During the three month period ended September 30, 2010, the Company had capital expenditures of $6.67 million, and in the same period in 2009, it had capital expenditures of approximately $3.1 million.  These capital expenditures were made in order to purchase vehicles, mining equipment and coking equipment for the Company’s new 900,000 metric tons per year coking facility currently under construction, as well as expansion of the land for the new project.  Specifically, for the three months ended  September 30, 2010, the Company made payments of approximately $3.5 million toward the expansion and redevelopment of adjacent formerly residential land, approximately $3.0 million was paid for the mine acquisitions, and approximately $0.22 million in construction-related expenditures for its new coking facility.  The increase in capital expenditures in this period as compared to the same period in 2009 was mainly due to the construction and land redevelopment expenditures.  Continued high levels of capital expenditures are anticipated over the whole fiscal year 2011, and until completion of the new coking facility, which the Company plans to complete by 2011.

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

Interest Rates.  The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term obligations.  Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities.  At September 30, 2010, the Company had approximately $33.7 million in cash. A hypothetical 10% increase or decrease in applicable interest rates would not have a material impact on the Company’s earnings or loss, or the fair market value or cash flows of these instruments.

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

Off-Balance Sheet Arrangements

The Company has not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of September 30, 2010 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

●
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

As of the end of its most recent fiscal year, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of September 30, 2010, such internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those response

The specific material weaknesses identified by its Chief Executive Officer and Chief Financial Officer are described as follows:

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

Management’s Remediation Initiatives

In order to remediate this weakness, we are increasing the number of our accounting staff and professionals, and we also plan to hire an experienced financial adviser who is familiar with U.S. GAAP.  We are also planning to hire professionals to help the Company implement a more efficient internal control system over financial reporting using COSO internal control framework. Until we are able to hire additional employees to remediate this weakness, management chose to address the above-described weaknesses by reporting more frequently to its audit committee and by having members of its audit committee review the Company’s control procedures on a regular basis. In addition, we are planning to use an Enterprise Resource Planning (“ERP”) system to improve our financial and internal control system.  We have already started due diligence work with UFIDA, Chinese biggest ERP system provider, and we expect to install and implement an efficient ERP system in the near future.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the first quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

Smaller reporting companies such as the Company are not required to disclose the information set forth under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (13)
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

14	Code of Ethics (16)
21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (15)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 *   Filed herewith.
 **  Denotes an agreement with management.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed by the Company on November 13, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 11, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 30, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 9, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 23, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 15, 2009.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(14)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on July 2, 2002.

(15)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(16)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(17)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(18)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(19)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 11, 2010.

(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)