Form 10-Q
period 2010-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-02-16
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

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

As of February 11, 2011, the Registrant had 21,023,062 shares of common stock outstanding.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,958,570	$17,403,008
Restricted cash	27,629,000	22,902,000
Loans receivable	2,069,485	2,513,308
Notes receivable	180,747	1,045,830
Accounts receivable, trade, net	15,912,667	5,304,684
Other receivables	11,196,005	479,121
Other receivables - related parties	-	477,052
Inventories	2,062,284	2,261,816
Advances to suppliers	9,873,028	5,509,780
Total current assets	73,881,786	57,896,599

PLANT AND EQUIPMENT, net	23,774,311	20,930,413

OTHER ASSETS
Prepayments for land use rights	8,806,185	5,074,485
Prepayments for mine acquisitions	16,708,007	8,858,398
Prepayments for construction	14,398,366	16,789,806
Intangible - land use rights, net	1,915,785	1,892,292
Intangible - mineral rights, net	1,948,108	2,629,437
Other assets	115,523	103,110
Total other assets	43,891,974	35,347,528

Total assets	$141,548,071	$114,174,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$528,187	$291,750
Notes payable	19,721,000	2,946,000
Short term loans - bank	15,170,000	14,730,000
Short term loans - others	-	515,550
Other payables and accrued liabilities	680,920	1,433,121
Other payables - related party	291,031	51,381
Customer deposits	133,293	106,830
Taxes payable	2,457,227	1,229,019
Total current liabilities	38,981,658	21,303,651

OTHER LIABILITIES
Warrant derivative liability	29,282,791	30,436,087
Total other liabilities	29,282,791	30,436,087

Total liabilities	68,264,449	51,739,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common shares, $0.001 par value, 100,000,000 authorized,
20,872,192 and 20,871,192 issued and outstanding as of
December 31, 2010 and June 30, 2010, respectively	20,872	20,871
Additional paid-in capital	79,706	67,269
Statutory reserves	1,979,306	1,837,395
Retained earnings	67,866,001	59,373,726
Accumulated other comprehensive income	3,337,737	1,135,541
Total shareholders' equity	73,283,622	62,434,802

Total liabilities and shareholders' equity	$141,548,071	$114,174,540

 The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUE	$16,745,332	$14,763,958	$29,753,794	$32,893,419

COST OF REVENUE	9,634,955	8,736,811	17,999,064	17,805,876

GROSS PROFIT	7,110,377	6,027,147	11,754,730	15,087,543

OPERATING EXPENSES:
Selling	71,447	108,718	155,914	303,995
General and administrative	736,493	222,759	1,671,640	454,598
Total operating expenses	807,940	331,477	1,827,554	758,593

INCOME FROM OPERATIONS	6,302,437	5,695,670	9,927,176	14,328,950

OTHER INCOME (EXPENSE), NET
Finance expense, net	(513,106)	(19,239)	(570,056)	(115,963)
Other expense, net	(52,689)	-	(109,387)	(189)
Change in fair value of warrants	(11,447,532)	-	1,472,143	-
Total other income (expense), net	(12,013,327)	(19,239)	792,700	(116,152)

INCOME(LOSS) BEFORE INCOME TAXES	(5,710,890)	5,676,431	10,719,876	14,212,798

PROVISION FOR INCOME TAXES	1,278,833	940,132	2,227,601	2,929,122

NET (LOSS) INCOME	(6,989,723)	4,736,299	8,492,275	11,283,676

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,055,897	603	2,202,196	52,672

COMPREHENSIVE (LOSS) INCOME	$(5,933,826)	$4,736,902	$10,694,471	$11,336,348

WEIGHTED AVERAGE NUMBER OF COMMON SHARE
Basic	20,871,725	13,117,952	20,871,458	13,117,952
Diluted	20,871,725	13,117,952	20,984,101	13,117,952

EARNINGS PER SHARE
Basic	$(0.33)	$0.36	$0.41	$0.86
Diluted	$(0.33)	$0.36	$0.40	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive
	Shares	Par Value	capital	reserves	Unrestricted	income	Total
BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$1,127,710	$29,754,451	$779,804	$35,207,042

Net income					11,283,676		11,283,676
Adjustment of statutory reserves				500,494	(500,494)		-
Foreign currency translation adjustments						52,672	52,672
BALANCE, December 31, 2009 (Unaudited)	13,117,952	$13,118	$3,531,959	$1,628,204	$40,537,633	$832,476	$46,543,390

Shares and warrants issued in reverse merger recapitalization	405,710	406	(406)				-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265				44,069,610
Offering costs related to shares and warrants sold			(12,015,273)				(12,015,273)
Warrants issued reclassified to derivative liability			(35,578,543)		(8,491,067)		(44,069,610)
Cumulative effect of reclassification of existing warrants					(631,002)		(631,002)
Fractional shares due to the one-for-twenty reverse split	2,595	2	(2)				-
Net income					27,650,821		27,650,821
Adjustment of Statutory reserve				209,191	307,341		516,532
Imputed interests on loans from related parties waived			67,269				67,269
Foreign currency translation adjustments						303,065	303,065
BALANCE, June 30, 2010	20,871,192	$20,871	$67,269	$1,837,395	$59,373,726	$1,135,541	$62,434,802

Exercise of warrants at $6.00	1,000	1	12,437				12,438
Net income					8,492,275		8,492,275
Adjustment of statutory reserve				141,911			141,911
Foreign currency translation adjustments						2,202,196	2,202,196
BALANCE, December 31, 2010 (Unaudited)	20,872,192	20,872	79,706	1,979,306	67,866,001	3,337,737	73,283,622

 The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,492,275	$11,283,676
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Depreciation	717,228	1,325,430
Amortization and depletion	779,628	1,592,165
Bad debt expense	31,324
Change in fair value of warrants	(1,478,581)	-
Warrants granted for service	325,285	-
Reservation of mine maintenance fee	141,911	-
Change in operating assets and liabilities
Notes receivable	881,315	(2,311,018)
Accounts receivable, trade	(10,274,564)	(1,281,950)
Other receivables	(1,892,010)	17,942
Inventories	262,624	(1,296,469)
Advances to suppliers	(5,789,974)	(2,336,606)
Accounts payable, trade	231,284	366,749
Other payables and accrued liabilities	(780,044)	472,024
Customer deposits	22,882	(878,460)
Taxes payable	1,171,547	213,551
Net cash (used in) provided by operating activities	(7,157,870)	7,167,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(2,051,578)	-
Repayment of loans receivable	2,513,308	-
Payments on equipment and construction-in-progress	(512,205)	(3,130,138)
Prepayment on construction	(735,310)	(1,173,120)
Refunds of construction prepayments	1,193,280	-
Prepayment on land use rights	(3,520,176)	-
Prepayments on mine acquisitions	(7,458,000)	-
Net cash used in investing activities	(10,570,681)	(4,303,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder contribution	-	9,946
Increase in restricted cash	(4,474,800)	-
Cash proceeds from exercise of warrants	6,000	-
Cash proceeds from notes payables	9,397,080	-
Repayments to short-term loans	(522,060)	(2,808,156)
Proceeds from related parties	710,189	962
Net cash provided by (used in) financing activities	5,116,409	(2,797,248)

EFFECT OF EXCHANGE RATE ON CASH	167,704	392

(DECREASE) INCREASE IN CASH	(12,444,438)	66,920

CASH, beginning of period	17,403,008	278,399

CASH, end of period	$4,958,570	$345,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,423,742	$2,940,950
Cash paid for interest expense	$658,749	$79,067

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Notes payables not delivered to payee	$7,010,520	$-
Transferred from advances to suppliers to other receivable	$1,652,321	$-
Transferred from Long-term prepayment to construction-in-progress	$2,386,560	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Hongli and its operating subsidiaries, Baofeng Hongchang Coal, Ltd (“Hongchang Coal”) and Baofeng Hongguang Power Co., Ltd(“Hongguang Power”)  hold the approved licenses necessary to operate the coal mining, coal sales, coking and power plant businesses in China. PRC law currently has limits on foreign ownership of these types of companies. To comply with these foreign ownership restrictions and in order for Top Favour (BVI) to obtain control over Hongli’s PRC operating entities, Top Favour (BVI), through Hongyuan, entered into contractual arrangements with Hongli on March 18, 2009 (“Contractual Arrangements”).

On December 30, 2010, Hongli set up Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong Investment”), a limited liability company under the PRC law, for the purpose of engaging in coal mine acquisitions pursuant to a planned joint-venture with a state-owned enterprise. The total registered capital of Zhonghong Investment is approximately $1,500,000 (RMB 10,010,000), and as of December 31, 2010, $455,100 (RMB 3,000,000) has been invested by Hongli, with the balance of approximately $1,045,000 ( RMB 7,010,000) required to be invested by December 20, 2015. The equity interests of Zhonghong Investment are held by three nominees on behalf of Hongli pursuant to share entrustment agreements. These nominees include Mr. Hui Zheng, who is an officer of the Company, a Hongli employee, and an unrelated party who serves as Zhonghong Investment’s general manager.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour (BVI) and Hongyuan, and its VIEs – Hongli and its subsidiaries, including Zhonghong Investment. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) accounting standard for consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of each VIE. The primary beneficiary of each VIE is required to consolidate such VIE for financial reporting purposes. As a result of these Contractual Arrangements, Top Favour (BVI) is the primary beneficiary of Hongli and its subsidiaries because it is obligated to absorb a majority of the risk of loss from their activities, and is able to receive a majority of their expected residual returns.

ASC 810 addresses whether certain types of entities referred to as variable interest entities, or VIEs, should be consolidated in a company’s consolidated financial statements. These Contractual Arrangements entered into between Top Favour (BVI) and Hongli through Hongyuan are comprised of a series of agreements, including:

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
DECEMBER 31, 2010
(UNAUDITED)

(5)
an Equity Pledge Agreement, under which the shareholders of the Operating Companies have pledged all of their rights, title and interest in the Operating Companies to Hongyuan to guarantee the Operating Companies’ performance of their respective obligations under the Consulting Services Agreement.

Since Top Favour (BVI), Hongyuan and Hongli (including its subsidiaries) are under common control, the Company’s corporate structure  (including the Contractual Arrangements) has been accounted for as a reorganization of entities, and the consolidation of Top Favour (BVI), Hongyuan, Hongli and Hongli’s subsidiaries has been accounted for at historical cost and prepared on the basis as if the Contractual Agreements between Top Favour (BVI) and Hongli (through Hongyuan) had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

Stock-based compensation

The Company records share-based compensation expense based upon the grant date fair value of share-based awards. The value of the award is principally recognized as expense ratably over the requisite service periods. The Company uses the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Most, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking.  Surplus electricity generated by Hongguang Power is supplied to the national power grid as mandated by the local utilities board.  The value of the surplus electricity supplied, if any, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  Total shipping and handling costs amounted to $0 for the three and six months ended December 30, 2010, and $4,109 and $15,326 for the three and six months ended December 31, 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and Top Favour (BVI) is the US dollar, whereas the functional currency of its subsidiaries and VIEs in the PRC is the Chinese Renminbi (RMB).

For the subsidiaries and VIEs whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended December 31, 2010 and 2009, the transaction gains and losses were not significant.

The balance sheet amounts, with the exception of equity, at December 31, 2010 and June 30, 2010 were translated at RMB 6.59 to $1 and RMB 6.79 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2010 and 2009 were at RMB 6.65 to $1 and RMB 6.82 to $1, respectively, and at RMB 6.70 to $1 and RMB 6.82 to $1 for the six months ended December 31, 2010 and 2009, respectively

Fair value of financial instruments

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
DECEMBER 31, 2010
(UNAUDITED)

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

The following table sets forth by level within the fair value hierarchy, those financial assets and liabilities of the Company that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3
Warrant liability(unaudited)	$29,282,791	$—	$	$29,282,791

The Company’s warrants are not traded in an active securities market; therefore, the Company estimated the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on December 31, 2010 and June 30, 2010, as follows:

	December 31, 2010	June 30, 2010
	(Unaudited)
Number of shares exercisable	4,125,609	4,076,609
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$11.97	$12.30
Expected term(year)	4.10-6.28	4.61-6.78
Risk-free interest rate	1.57-2.46%	1.63-2.38%
Expected volatility	80%	80%

Due to the short trading history of the Company’s common stock, the expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and six months ended December 31, 2010 and 2009, there were no impairment charges.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

Other receivables

Other receivables mainly include advances to employees for general business purpose and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no state interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials and supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used in the Company’s operations.  The cost of finished goods included (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2010 and June 30, 2010, management believed that no allowance for inventory valuation was deemed necessary.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Advances to suppliers

The Company advances money to certain suppliers for raw material purchases and in connection with construction contracts. These advances are interest-free and unsecured.

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

Construction-in-progress (“CIP”) includes direct costs of construction for the Company’s new coking factory. Interest incurred during the period of construction, if material, is capitalized.  For the three and six months ended December 31, 2010, $94,963 and $140,120 in interest was capitalized into CIP, respectively. For the three and six months ended December 31, 2009, no interest was capitalized into CIP.  All other interest is expensed as incurred.  CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Impairment of long - lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as December 31, 2010 and June 30, 2010, there was no impairment of long lived assets.

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

The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves as determined under Securities and Exchange Commission (“SEC”) Industry Guide 7, multiplied by the production during the period.

Asset retirement costs generally include the cost of reclamation (the process of bringing the land back to its natural state after completion of exploration activities) and environmental remediation (the physical activity of taking steps to remediate, or remedy, any environmental damage caused).

In May 2009, Henan Province’s Bureau of Finance and Bureau of Land and Resource issued Regulations for Mine Environment Control and Environment Recovery which require mining companies to file an Evaluation Report Regarding Mining Environmental Impact (“Evaluation Report”) before December 31, 2010. The corresponding authorities will determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation will be determined by the authorities based on the approved filing.

The Company did not record such asset retirement obligation as of December 31, 2010 and June 30, 2010 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and government grants which may or may not be credited to the mining companies.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended December 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Chinese income taxes

The Company’s subsidiary and VIEs operating in the PRC are governed by the income tax laws of the PRC and various local income tax laws,  and are generally subject to an income tax at a statutory rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”).  All of the Company’s coal and coke products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.  The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

Warrant derivative liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and other comprehensive income as “change in fair value of warrants”.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Due to the reverse merger on February 5, 2010 (Note 1), the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of the adoption of this accounting standard, all warrants issued by the Company after the February 5, 2010 reverse acquisition were recorded as derivative liability because their strike price is denominated in US dollar, a currency other than the Company’s functional currency, the RMB.

Similarly, warrants issued prior to February 5, 2010 and previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because their strike price is also denominated in US dollar and can no longer be considered indexed to the Company’s own stock. As such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as they are exercised or expire. The Company has reclassified the fair value of these warrants, $631,002, from equity to liability status as if they were treated as a derivative liability at February 5, 2010.

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
DECEMBER 31, 2010
(UNAUDITED)

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

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to Loans receivable.

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Note 3 - Business reorganization

As described in Note 1, on February 5, 2010, the Company (then known as Ableacutions.com, Inc) completed a share exchange transaction with Top Favour (BVI), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. In connection with the closing of the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc.’s former business were transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date of the share exchange transaction, the Company issued 13,117,952 shares of its common stock to Top Favour (BVI)’s shareholders in exchange for 100% of the capital stock of Top Favour (BVI). Prior to the share exchange transaction, the Company had 405,710 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 13,523,662 shares of common stock outstanding, and Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. Acquisition-related costs incurred to effect the business combination, including finder’s fee and advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,127,612 and accounted for as expense as of June 30, 2010.

Note 4 – Enterprise-wide reporting

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and their respective revenues for the three and six months ended December 31, 2010 and 2009 are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Coke	$8,732,427	$8,139,941	$17,441,572	$13,857,540
Coal Tar	806,932	334,808	1,222,770	595,612
Raw coal	2,852,070	6,289,209	5,515,662	11,411,338
Washed coal	4,353,903	-	5,573,790	7,028,929
Total	$16,745,332	$14,763,958	$29,753,794	$32,893,419

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions located in the PRC and Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Balances at financial institutions located in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board insured limits.  As of December 31, 2010 and June 30, 2010, the Company had cash deposits, including restricted cash, which were not covered by insurance of $32,489,917 and $39,791,148, respectively. The Company has not experienced any losses in such accounts as of December 31, 2010.

For the three and six months ended December 31, 2010 and 2009, all of the Company’s sales and account receivables were generated in the PRC.

For the three months ended December 31, 2010, 87.2% of the Company’s total revenue was from three major customers who individually accounted for 53.3%, 21.9%, and 12.0% of total revenue respectively. For the six months ended December 31, 2010, 91.3% of the Company’s total revenue was from the same three major customers who individually accounted for 50.4%, 25.3%, and 15.6% of total revenue, respectively. Accounts receivable of these three customers were 52.1%, 27.4%, and 9.7% of the total accounts receivable balance at December 31, 2010, respectively.   For the three months ended December 31, 2009, 81.2% of the Company’s total revenue was from three major customers who  individually accounted for 40.6%, 28.1%, and 12.5% of total revenue respectively. For the six months ended December 31, 2009, 87.5% of the Company’s total revenue was from three major customers who individually accounted for 25.4%, 50.5%, and 11.6% of total revenue respectively.

For the three and six months ended December 31, 2010 and 2009, all of the Company’s purchases of raw materials and accounts payable were generated in the PRC. For the three months ended December 31, 2010, six major suppliers provided 75.1% of total raw material purchases, with each supplier individually accounting for 13.8%, 13.4%, 13.0%, 12.7%, 11.8% and 10.4% of total purchases, respectively. For the six months ended December 31, 2010, four major suppliers provided 58.5% of total raw material purchases, with each supplier individually accounting for 22.8%, 13.1%, 12.5% and 10.1% of total purchases, respectively. As of December 31, 2010, the Company did not have payables to any of these suppliers.  For the three months ended December 31, 2009, one major supplier provided 94.0% of the Company’s raw material purchases. For the six months ended December 31, 2009, four suppliers provided 90.4% of total raw material purchases, with each supplier individually accounting for 53.3%, 12.9%, 12.8% and 11.4% of total purchases, respectively.

Note 6 – Loans receivable

Separately on March 22, May 8 and August 1, 2010, the Company loaned the same third-party company $1,013,308, $1,500,000, and $1,000,000, respectively. These loans are due on demand, are unsecured, and carry an annual interest rate of 3%. $2,513,308 was repaid as of December 31, 2010.

On September 27, 2010, the Company loaned $1,069,485 (RMB 7,050,000) to another unrelated company. This loan is due on March 26, 2011, is unsecured, and carries an annual interest rate of 5%.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

As of December 31, 2010 and June 30, 2010, loans receivables amounted to $2,069,485 and $2,513,308, respectively.

Note 7 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers which payments are guaranteed by their banks. The amount is non-interest bearing and normally paid within three to nine months. The Company may request a bank for payment in advance of scheduled payment date. However, such early request will incur an interest charge and a processing fee. Notes receivable amounted to $180,747 and $1,045,830 as of December 31, 2010 and June 30, 2010, respectively.

Note 8 - Accounts receivable, trade, net

Accounts receivable as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Accounts receivable	$15,912,667	$5,304,900
Allowance for bad debt	-	216
Accounts receivable, trade, net	$15,912,667	$5,304,684

For the three and six months ended September 30, 2010 and 2009, the Company did not write off any uncollectible receivables.  As of December 31, 2010 and June 30, 2010, management recorded a reserve for allowance for doubtful accounts of $0 and $216, respectively.

Note 9 – Other receivables

Other receivables as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Receivables related to notes payable	$9,405,400	$-
Prepayment to be refunded due to cancellation of contracts	1,680,458	209,166
Receivables from an unrelated company	-	154,381
Advances to employees	110,147	115,574
Other receivables	$11,196,005	$479,121

The Company obtained $11,832,600 (RMB78 million) in notes payable from a bank, of which notes amounting to $7,129,900 were held by the Company and not delivered to the payee as of December 31, 2010.  In addition, the Company paid $2,275,500 (RMB15 million) to an unrelated company in December 2010 as collateral for this unrelated company to apply for bank notes of $4,551,000 (RMB30,000,000) on behalf of the Company. As of December 31, 2010, no bank notes were issued under such arrangement.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

The Company cancelled coal purchase agreements with two vendors during the quarter ended September 30, 2010, and in December 2010, the Company temporarily cancelled its monthly purchase order with Zhengzhou Coal Group. $1,680,458 of the Company’s prepayment to the Zhengzhou Coal Group was refunded in January 2011. As of December 31, 2010 and June 30, 2010, balance of prepayment to be refunded amounted to $1,680,458 and $209,166, respectively.

The Company advanced money to a vendor without interest. Receivables from this vendor amounted to $0 and $154,381 at December 31, 2010 and June 30, 2010, respectively.

For the three and six months ended December 31, 2010 and 2009, the Company wrote off $31,324 and $0 in uncollectible receivables.  Management believes all other receivables were collectible as of December 31, 2010 and June 30, 2010.

Note 10 – Inventories

Inventories as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (Unaudited)	June 30, 2010
Raw materials	$389,560	$157,717
Work in process	520,681	587,886
Supplies	69,868	21,744
Finished goods	1,082,175	1,494,469
Total	$2,062,284	$2,261,816

Note 11 – Advances to suppliers

Advances to suppliers are money deposited with or advanced to unrelated vendors for future inventory purchases, mainly of raw coal. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers as of December 31, 2010 and June 30, 2010 amounted to $9,873,028 and $5,509,780, respectively.

Note 12 – Prepayments

Prepayment for land use rights

Prepayment for land use rights is money advanced for land use rights to expand the site of the Company’s new coking factory. As of December 31, 2010, prepayment for land use rights amounted to $8,806,185 paid to residents who previously occupied the land, and the prepayment is not refundable. The land use rights are expected to be acquired by June 2011 at an estimated cost of $10,627,000 (RMB 70, 050,000).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Prepayment for mine acquisitions

As of December 31, 2010, the Company prepaid $12,157,007  in the aggregate in connection with ongoing coal mine acquisitions, including $6,089,007 (RMB40,138,477) to four potential targets to access and examine their books and records, and $6,068,000 (RMB40,000,000) to two companies for which the Company has entered into acquisition agreements (see Note 23). No acquisition was completed as of December 31, 2010.

Additionally, in December 2010, the Company deposited $4,551,000 (RMB 30,000,000) with Henan Province Coal Seam Gas Development and Utilization Co., Ltd., a state-owned enterprise and qualified provincial-level mine consolidator, in connection with a planned joint venture for the purpose of acquiring coal mines within Henan Province (see Note 1 regarding Zhonghong Investment).

As of December 31, 2010 and June 30, 2010, prepayment for mine acquisitions amounted to $16,708,007 and $8,858,398, respectively.

Prepayment for construction

Prepayment for construction includes money advanced to contractors and equipment suppliers in connection with the new coking factory under construction.

In addition, the Company made prepayment of approximately $1.2million (RMB 8 million) during the year ended June 30, 2010 to improve the existing mining tunnel at the Company’s mine. As of December 31, 2010, this project had not commenced.

The total contract price of construction for the new coking factory and the tunnel improvement amounted to approximately $36.4 million. Prepayments for construction, as of December 31, 2010 and June 30, 2010, amounted to $14,398,366 and $16,789,806, respectively.

Note 13 –Plant and equipment, net

Plant and equipment as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (unaudited)	June 30, 2010
Buildings and improvements	$10,375,720	$10,074,777
Mine development cost	10,961,891	10,643,945
Machinery and equipment	5,847,890	5,678,274
Other equipment	539,651	482,716
Total	27,725,152	26,879,712
Less accumulated depreciation	(10,800,652)	(9,779,099)
Construction-in-progress	6,849,811	3,829,800
Total, net	$23,774,311	$20,930,413

Depreciation expense amounted to $303,534 and $612,088 for the three months ended December 31, 2010 and 2009, respectively, and $717,228 and $1,325,430 for the six months ended December 31, 2010 and 2009, respectively

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Construction-in-progress (“CIP”) at December 31, 2010 refers to the ongoing construction of the new coking factory. No depreciation is provided for CIP until such time the assets are completed and placed into service.

	Total in CIP	Estimate cost to	Estimated	Estimated
Project	as of 12/31/2010	Complete	Total Cost	Completion Date
New coking factory	$6,849,811	$42,331,189	$49,181,000	June 2011

Note 14 – Intangible – land use rights, net

“Land use rights, net” consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010 (Unaudited)	June 30, 2010

Land use rights	$2,378,216	$2,309,237
Accumulated amortization	(462,431)	(416,945)
Total land use rights, net	$1,915,785	$1,892,292

Amortization expense for the three and six months ended December 31, 2010 amounted to $16,376 and $32,478, respectively, and $15,961 and $31,922 for the three and six months ended December 31, 2009, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2011	$33,031
2012	66,062
2013	66,062
2014	66,062
2015	66,062
Thereafter	1,618,506
Total	$1,915,785

Note 15 – Intangible - mineral rights, net

“Mineral rights, net” consisted of the followings as of December 31, 2010 and June 30, 2010.

	December 31, 2010 (unaudited)	June 30, 2010

Mineral rights	$13,566,879	$13,173,377
Accumulated depletion	(11,618,771)	(10,543,940)
Total, net	$1,948,108	$2,629,437

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Depletion expense for the three and six months ended December 31, 2010 amounted to $376,731 and $747,150, respectively, and $577,057 and $1,560,243 for the three and six months ended December 31, 2009, respectively. Depletion expense was charged to cost of revenue in the period incurred using unit-of-production method.

Note 16 – Notes payable

Notes payable represent secured credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable in lieu of cash to the vendor based on such credit. Such short-term note payable is guaranteed by the bank from which credit it is based for its complete face value through a letter of credit, and matures within three to six months of issuance.

Each bank requires the Company to deposit 50% of the notes payable balance at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the notes payables are guaranteed either by the Company’s Chief Executive Officer, Hongli or an unrelated company. The bank also charges a processing fee based on 0.05% of the face value of the note. Notes payable as of December 31, 2010 consisted of the following:

Issuing bank	Amount	From	To	Restricted cash	Other guarantee
Shanghai Pudong Development bank (1)	$3,034,000	12/01/2010	2/28/2011	$1,517,000	Hongli and CEO
Pingdingshan Rural Cooperative Bank(1)	4,551,000	7/2/2010	1/2/2011	2,275,500	An un-related company
Pingdingshan Rural Cooperative Bank(1)	4,551,000	7/22/2010	1/22/2011	2,275,500	An un-related company
Pingdingshan Rural Cooperative Bank	4,551,000	8/18/2010	2/18/2011	2,275,500	An un-related company
Pingdingshan Rural Cooperative Bank	3,034,000	8/27/2010	2/27/2011	2,275,500	An un-related company
Total	$19,721,000			$10,619,000

(1)	In January 2011, the Company repaid matured notes of $12,136,000.

On January 7, 2011, Hongli entered into a Bank Acceptance Agreement with Pingdingshan Rural Cooperative Bank and obtained a line of credit of $30.3 million (RMB 200 million) (see Note 28). The Company’s notes payable issued based on its credit arrangement with this bank that were outstanding as of such date counted against this credit line. As of December 31, 2010, the Company had $16,687,000 of such notes payable outstanding.

As of December 31, 2010 and June 30, 2010, total notes payable amounted to $19,721,000 and $2,946,000, respectively, and the corresponding restricted cash was $10,619,000 and $5,892,000, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Note 17 – Short-term loans

Short-term loans represent amounts due to various banks and individuals and are due either on demand or normally within one year. These loans generally can be renewed with the banks or the individual creditors.

Short-term loans - Bank

The Company had short-term bank loans of $15,170,000 and $14,730,000 in the aggregate at December 31, 2010 and June 30, 2010, respectively.

On May 30, 2010, Hongyuan entered a one-year loan agreement with a local bank to borrow $15,170,000 (RMB 100 million) with annual interest rate of 4.301%, or 90% of the interest rate of the same-term bank loan announced by the People’s Bank of China, which was 4.779% at the time of signing the loan agreement and at December 31, 2010. This bank loan matures on May 30, 2011, and collateral was pledged by Top Favour (BVI) through a bank deposit with the same bank of $17,010,000 with annual interest rate of 1.3%. The loan was also guaranteed by the Company’s Chief Executive Officer.

In connection with this one-year bank loan, on May 15, 2010, the Company entered into a forward currency exchange contract with a local bank. Pursuant to the agreement, the Company was able, at its option, to exchange $20,000,000 into RMB at the exchange rate at $1 to RMB6.7 on October 31, 2010. The Company did not execute such option.

Weighted average interest rate was 4.99% and 6.70% for the three months ended December 31, 2010 and 2009, respectively. Total interest expense on short-term loans for the three months ended December 31, 2010 and 2009 amounted to $188,081 and $19,933, respectively, of which $94,963 and $0 was capitalized into CIP, respectively.

Weighted average interest rate was 4.94% and 9.11% for the six months ended December 31, 2010 and 2009, respectively. Total interest expense on short-term loans for the six months ended December 31, 2010 and 2009 amounted to $411,306 and $116,657, respectively, of which $140,120 and $0 was capitalized into CIP, respectively.

Note 18 – Other payables and accrued liabilities

Other payables mainly consisted of customer deposits to be returned, and accrued liabilities mainly consist of salaries, utilities, professional fees and other general and administrative expenses incurred.

Other payables and accrued liabilities consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31,2010 (unaudited)	June 30, 2010

Customer deposits to be returned	$-	$823,241
Accrued liabilities	680,920	609,880
Total	$680,920	$1,433,121

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

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

SinoCoking is subject to the United States federal income tax provisions. Top Favour (BVI), however, is a tax-exempt company incorporated in the British Virgin Islands, and conducts all of its business through its subsidiaries and VIEs, namely, Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Hongguang Power and Zhonghong Investment.

Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Hongguang Power and Zhonghong Investment are subject to 25% enterprise income tax rate in China.

As approved by the local tax bureau, Hongchang Coal owed total income tax of approximately $382,000 for each of the 12-month periods ended December 31, 2010 and 2009, irrespective of the actual taxable income during these periods.

The estimated tax savings for the three months ended December 31, 2010 and 2009 due to the foregoing preferential tax treatment amounted to $402,047 and $517,531, respectively. If statutory income tax had been applied, the Company would have had to increase basic and diluted loss per share from $0.33 to $0.35 for the three months ended December 31, 2010, and decrease basic and diluted earnings per share from $0.36 to $0.32 for the three months ended December 31, 2009.

The estimated tax savings for the six months ended December 30, 2010 and 2009 due to the foregoing preferential tax treatment amounted to $562,665 and $695,344, respectively. If statutory income tax had been applied, the Company would have had to decrease basic and diluted earnings per share from $0.41 and $0.40, respectively, to $0.38 for the six months ended December 31, 2010, and decreased basic and diluted earnings per share from $0.86 to $0.81 for the six months ended December 31, 2009.

The provision for income taxes consisted of the following for the three and six months ended December 31, 2010 and 2009:

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	1,278,833	940,132	2,227,601	2,929,122
Total provision for income taxes	$1,278,833	$940,132	$2,227,601	$2,929,122

 The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended December 31, 2010 and 2009:

	Three months ended December 31,				Six months ended December 31,
	2010		2009		2010		2009
	(unaudited)				(unaudited)
U.S. Statutory rate	34.0%		34.0%		34.0%		34.0%
Foreign income not recognized in U.S.A	(34.0)%		(34.0)%		(34.0	) %	(34.0	) %
BVI income tax	0.0%		0.0%		0.0%		0.0%
PRC income tax	25.0%		25.0%		25.0%		25.0%
China income tax exemption	(6.0)%		(8.9)%		(5.0	) %	(4.6	) %
Other item	(41.4	)% (1)	0.5	% (2)	0.8	% (3)	0.2	% (2)
Effective rate	(22.4	) %	16.6%		20.8%		20.6%

(1)	Mainly represents loss on change in fair value of warrants of $11,447,532, which did not provide a tax benefit to the Company.

(2)	Mainly represents operating losses incurred by Hongguang Power and Hongchang Coal for such periods. Management believes such losses may not be recovered through future operations.

(3)	Mainly represents gain on change in fair value of warrants of $1,472,143 which was not subject to income tax.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2010. As of December 31, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,299,000 which may be available to reduce future years’ taxable income. These carryforwards expire, if not utilized, beginning in 2010 and will continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010. The valuation allowance at December 31, 2010 was approximately $442,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $24.4 million as of December 31, 2010, which was included in consolidated retained earnings and will continue to be reinvested in its operations in the PRC.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $3,318,650 and $1,885,137 for the three months ended December 31, 2010, respectively, and $3,292,017 and $843,375 for the three months ended December 31, 2009, respectively.

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $5,978,296 and $3,301,456 for the six months ended December 31, 2010, respectively, and $6,608,364 and $2,521,353 for the six months ended December 31, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government. VAT is not impacted by income tax holiday.

Taxes payable

Taxes payable as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010 (unaudited)	June 30, 2010
VAT	$526,436	$59,848
Income tax	1,563,135	723,966
Others	367,656	445,205
Total taxes payable	$2,457,227	$1,229,019

Note 20 – Private placement equity financing

Contemporaneously with the reverse acquisition on February 5, 2010, and immediately following a 1-for-20 reverse stock split, the Company sold and issued 1,180,892 units to 34 non-U.S. investors in a private placement financing, at a purchase price of $6.00 per unit for gross proceeds of $7,085,352,. Each unit consists of one share of common stock and a warrant (“Investor Warrants”) to purchase 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Investor Warrants are exercisable for a period of five years from the date of issuance.

On March 11, 2010, the Company sold and issued 6,164,043 units to both U.S. and non-U.S. investors in a subsequent closing of the private placement financing, at a purchase price of $6.00 per unit for gross proceeds of approximately $37 million.  The warrants issued in connection with this closing (“Callable Investor Warrants”), in addition to features identical to the Investor Warrants, are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price (or $18.00 per share) with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

In connection with the foregoing, the Company entered into a registration rights agreement with the U.S. investors under with the Company agreed to file a registration statement to register the common shares issued to the U.S. investors and the common shares underlying their Callable Investor Warrants within 60 days after  March 11, 2010. The Company agreed to use its best efforts to have this registration statement declared effective by the SEC within 120 days, subject to certain exceptions. The Company also agreed to undertake commercially reasonable efforts to register the common shares issued to the non-U.S. investors in both closings as well as the common shares underlying the warrants held by such investors. The registration statement was filed with SEC on May 11, 2010 and was declared effective by the SEC on September 13, 2010.

Madison Williams & Company, LLC (“Madison Williams”), and Rodman & Renshaw, LLC, acted as joint placement agents in connection with the March 11, 2010 closing. Under its agreement with the placement agents, the Company agreed to pay a cash fee equal to 7% of the aggregate gross proceeds attributable to the U.S. investors, plus reimbursement of fees and expenses, and reasonable fees and expenses of the placement agents’ legal counsel. In addition, the Company agreed to issue warrants (“Callable Agent Warrants”) to purchase up to 250,000 common shares, with an exercise price of $6.00 per share. The Company also issued 117,163 callable warrants to Madison Williams on March 18, 2010, with an exercise price of $12.00 per share, in connection with the March 11, 2010 closing. Warrants issued to the placement agents contain terms and provisions otherwise similar to the terms of the Callable Investor Warrants. The Company used the Cox-Ross-Rubinstein binomial model to value the warrants issued to the placement agents, which amounted to $9,751,886. Including cash payment of $2,188,391 received by the placement agents,  $3,524,206 of the total amount paid to the placement agents was capitalized, and $8,491,067 charged to retained earnings.

The following table summarizes the securities issued and expenses incurred in connection with this equity financing.
	# of shares of underlying common stock	Value
Investor warrants @ $12.00 per share	590,446	$11,898,728
Callable investor warrants @ $12.00 per share	3,082,027	72,324,038
Total warrants to investors	3,672,473	84,222,766
Gross cash proceeds from equity financing $44,069,610
Gross cash proceeds allocated to warrants		(44,069,610)
Exceeded amount charged to current period expense		$40,153,156
Common stock issued to investors	7,344,935	$-

Callable agent warrants @ $6.00 per share	250,000	$6,791,519
Callable agent warrants @ $12.00 per share	117,163	2,960,363
7% cash fee paid to placement agents		2,188,391
Legal fee in connection with equity financing		75,000
Total issuance costs		12,015,273
Less beginning balance in paid in capital		(3,524,206)
Remaining amount of issuance costs charged to retained earnings		$8,491,067

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Note 21 – Capital transactions

Stock split

On February 5, 2010, the Company effected a 1-for-20 reverse split of its outstanding common shares.  All references to shares and per-share data for all periods presented in the consolidated financial statements have been adjusted to give effect to this stock split.

Issuance of capital stock

Immediately before the closing of the reverse acquisition described in Note 3, the Company had 405,710 shares of common stock outstanding on February 5, 2010.

In connection with the reverse acquisition, the Company issued 13,117,952 shares of common stock on February 5, 2010.

In connection with the equity financing described in Note 20, the Company issued 1,180,892 and 6,164,043 shares of  common stock to investors at the first closing date on February 5, 2010 and the second closing date at March, 11, 2010, respectively.

The Company issued 2,593 round-up shares of common stock in connection with the reverse acquisition and the equity financing.

Options

2002 Stock Option Plan for Directors

In 2002, the Company’s board of directors (the “Board”) adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”). The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as its directors. On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057. This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding. The Directors Plan is administered by the Board, or any committee that may be authorized by the Board. The grant of an option under the Directors Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person. The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

2002 Consultant Stock Plan

In 2002 the Board adopted a 2002 Consultant Stock Plan (the “Consultants Plan”). The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the registrant the opportunity to participate in the registrant’s growth by paying for such services with equity awards. The Consultants Plan is administered by the Board, or any committee that may be authorized by the Board. Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions. The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person or with a fully recourse promissory note, subject to applicable law. The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1999 Stock Option Plan

In 1999 the Board adopted a 1999 Stock Option Plan (the “Option Plan”). The purpose of the Option Plan is to enable the Company retain the services of employees and consultants and others who are valuable to the registrant and to offer incentives to such persons to achieve the objectives of the registrant’s shareholders. The total number of shares of common stock subject to the Option Plan is 45,417. The Option Plan is administered by the Board, or any committee that may be authorized by the Board. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the registrant’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the registrant’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

On February 5, 2010, the completion date of the reverse acquisition described in Note 3, there were options exercisable for 11,124 shares of the Company’s common stock outstanding as follows:

(1)
Under the Directors Plan, there were options exercisable for 4,792 common shares. Options exercisable for 1,666 common shares were granted on October 11, 2002, with exercise price of $36.00 per share and on expiration date of October 15, 2012. Options exercisable for 3,126 common shares were granted on November 16, 2004, with exercise price of $96.00 per share and an expiration date of November 16, 2014.

(2)
Under the Option Plan, there were outstanding options exercisable for 6,332 common shares. Options exercisable for 6,059 common shares were granted on November 14, 2004, with exercise price of $96.00 per share and expire on November 14, 2014. Options exercisable for 273 common shares were granted on May 2, 2003, with an exercise price of $60.00 per share and expired on May 2, 2010.

These outstanding options were fully vested before the reverse acquisition completed on February 5, 2010, and through December 31, 2010, no additional options were granted.

Outstanding and exercisable options at December 31, 2010 are as follows:

Outstanding Options			Exercisable Options
Number of Options	Average Remaining Contract Life	Average Exercise Price	Number of Options	Average Remaining Contractual Life	Average Exercise Price
10,851	3.61 years	$87.00	10,851	3.61 years	$87.00

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

A summary of changes in options activity is presented as follows:

Options

Outstanding, June 30, 2009	-
Granted	11,124
Forfeited	273
Exercised	-
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2010 (unaudited)	10,851

Warrants

In connection with the equity financing described in Note 20, the Company issued warrants exercisable for 4,039,636 common shares. In addition, the Company had warrants exercisable for 36,973 common shares outstanding on February 5, 2010 (“Existing Warrants”).

On July 1, 2010, the Company granted callable warrants exercisable for 50,000 common in exchange for consulting service (“Consultant Warrants”). These warrants expire on July 1, 2015 with exercise price of $20.00. The fair value of these warrants was $325,285, and was charged to general and administrative expense for the six months ended December 31, 2010.

On November 12, 2010, warrants exercisable for 1,000 common shares were exercised at $6.00 per share.  The fair value of these warrants on the exercise date was $6,438.

The Company adopted the provisions of an accounting standard regarding instrument that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to the entity’s own stock and thus able to qualify for the scope exception within the standards.

As a result, the Existing Warrants, previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment because their strike price is denominated in US dollar, a currency other than the Company’s functional currency, the RMB, and therefore cannot be considered indexed to the Company’s own stock. As such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as they are exercised or expire. The Company reclassified the fair value of the Existing Warrants, $631,002, from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

As of December 31, 2010 and June 30, 2010, warrants that were exercisable for 4,125,609 and 4,076,609 common shares, respectively, were recorded as derivative instruments. The value of warrant liabilities was $29,282,791 and $30,436,087 at December 31, 2010 and June 30, 2010, respectively. The decrease of fair value of warrants was $1,153,296, of which $1,472,143 was recorded as gain on change in fair value of warrants, $6,438 in relation to the 1,000 warrants exercised on November 12, 2010 was recorded to the additional paid in capital, and $325,285 (the fair value of the Consultant Warrants at their issuance date ) was charged to general and administrative expense.

A summary of changes in warrant activity is presented as follows:

	Existing Warrants @ $48.00 (1)	Investor Warrants @ 12.00 (2)		Callable Investor/Agent Warrants @ $12.00 (3)(6)	Callable Agent Warrants @ 6.00 (4)(6)	Consultant Warrants @ 20.00 (5)(6)	Total

Outstanding, June 30, 2009	-	-			-	-	-
Granted	36,973	590,446		3,199,190	250,000	-	4,076,609
Forfeited	-	-		-	-	-	-
Exercised	-	-		-	-	-
Outstanding, June 30, 2010	36,973	590,446		3,199,190	250,000		4,076,609
Granted	-		-	-	-	50,000	50,000
Forfeited	-	-		-	-	-	-
Exercised	-	-		-	1,000	-	1,000
Outstanding, December 31, 2010 (unaudited)	36,973	590,446		3,199,190	249,000	50,000	4,125,609

(1)	The warrants underlying 36,973 common shares are exercisable at any time until April 9, 2017 and with remaining contractual term of 6.28 years as of December 31, 2010.

(2)	The warrants underlying 590,446 common shares are exercisable at any time until February 5, 2015, with remaining contractual term of 4.10 years as of December 31, 2010.

(3)
The warrants underlying 3,082,027 and 117,163 common shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 4.19 and 4.21 years as of December 31, 2010, respectively.

(4)	The warrants underlying 249,000 common shares are exercisable until March 11, 2015, with remaining contractual term of 4.19 years as of December 31, 2010.

(5)	The warrants underlying 50,000 common shares are exercisable until July 1, 2015, with remaining contractual terms of 4.50 years as of December 31, 2010

(6)
These warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price  with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days and the underlying shares of common stock are registered.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Note 22 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended December 31, 2010 and 2009:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income (loss) for earnings per share	$(6,989,723)	$4,736,299	$8,492,275	$11,283,676

Weighted average shares used in basic computation	20,871,725	13,117,952	20,871,458	13,117,952
Diluted effect of warrants	-	-	112,643
Weighted average shares used in diluted computation	20,871,725	13,117,952	20,984,101	13,117,952
Earnings (loss) per share - Basic	$(0.33)	$0.36	$0.41	$0.86
Earnings (loss) per share – Diluted	$(0.33)	$0.36	$0.40	$0.86

As of December 31, 2010, the Company had warrants and option exercisable for 4,136,460 common shares in the aggregate. For the three months ended December 31, 2010, all outstanding options and warrants were excluded from the diluted earnings per share calculation due to the net loss incurred for the period. For the six months ended December 31, 2010,  all outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants exercisable for 249,000 common shares were included in the diluted earnings per share calculation using treasury method.   As the Company had no warrants and options outstanding on December 31, 2009, there was no dilutive effect on the earnings per share calculation for the three and six months ended December 31, 2009.

Note 23- Coal mine acquisition

On August 10, 2010, Hongli entered two equity purchase agreements to acquire 60% of equity interests of Baofeng Shuangrui Coal Co., Ltd., which operates Shuangrui Coal Mine, and Baofeng Xingsheng Coal Co., Ltd., which operates Xingsheng Coal Mine, for total consideration of approximately $12.7 million (RMB84million). The coal mines, located in Baofeng County, Henan Province, are similar in size, each with 2 million metric tons of estimated coal reserves. Each mining company’s annual coal production is currently 150,000 metric tons.

Pursuant to its agreements with their owners, Hongli agreed to a purchase price of $6.2 million (RMB42million) in cash for each company, payable as follows:

(1)       $1.5 million (RMB 10 million) of refundable deposit paid prior to signing the agreement to examine the mining company’s books and records, which amount was applied to the purchase price after signing the agreement;

(2)       $1.8 million (RMB12 million) within 30 business days from August 10, 2010;

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

(3)	$0.8 million (RMB 5million) within 20 business days from the completion of the transfer of equity interests to Hongli;

(4)	$0.8 million (RMB5million) within six months from the completion of the transfer of equity interests to Hongli;

(5)	The remaining balance within one year from the completion of the transfer of equity interests to Hongli;

(6)	If total annual output is less than 150,000 metric tons, Hongli is entitled to an additional 10% of equity interests; and

(7)	If coal reserves are less than 2 million metric tons, Hongli is entitled to an additional 10% of equity interests.

As of December 31, 2010, the Company has prepaid refundable deposit of $6,068,000 (RMB 40 million) in connection with these two acquisitions pursuant to the above schedule. As of December 31, 2010, these two acquisitions had not been completed.

Note 24 – Commitments and contingencies

Lease agreement:

The Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013 with monthly lease payment of $21,707 (RMB145,529) and monthly management fee of $3,831 (RMB25,681).

The Company is also leasing an office place in Pingdingshan from October 1, 2010 to September 30, 2011 with monthly lease payment of $2,017 (RMB13,520).

For the three and six months ended December 31, 2010, lease expense was $83,310 and $159,276, respectively. For the three and six months ended December 31, 2009, lease expense was $5,338 and $10,675, respectively.

As of December 31, 2010, total future minimum lease payments for the unpaid portion under the operating leases were as follows:

Year ended June 30,	Amount

2011	$165,326
2012	312,502
2013	306,452
Total	$784,280

Purchase commitment

The Company entered into several contracts with contractors and equipment suppliers in connection with the new coking facility under construction. As of December 31, 2010, the total contract amount was approximately $36,400,000. The Company had make payments for approximately of $21,250,000 as of December 31, 2010, and the remaining $15,150,000 will be paid based on the progress of construction.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Discounting of bank notes

On November 28, 2010, Hongli entered into an agreement with Pingdingshan YongXinKang Trading Ltd, an un-related company (“YXK”).  Pursuant to the agreement, YXK agrees to assist the Company with discounting $4.5million (RMB30 million) of notes at the discount rate of 5%. If YXK cannot transfer the notes successfully or collect money when the notes mature, YXK is entitled to exercise a right of recourse and Hongli is liable for the face value of the notes, plus a 1% penalty interest.

Application of notes payable

On December 29, 2010, Hongli entered into an agreement with an unrelated company, Baofeng County Honghao Coking Ltd (“Honghao”). Pursuant to the agreement, Hongli agrees to deposit approximately $2.3 million (RMB 15million) into Honghao’s bank account as collateral, and Honghao agrees to obtain bank notes of approximately $4.5 million (RMB 30million) from a bank on behalf of Hongli. Honghao will charge Hongli 0.5% of the face value of the bank notes as processing fees, and is entitled to exercise a recourse rights against Hongli if Hongli is not able to repay the notes at maturity. As of December 31, 2010, $2.3million was deposited into Honghao’s bank account, but no bank notes were issued under such arrangement. (See Note 9)

Registered capital

As described in Note 1, the remaining unpaid registered capital of Zhonghong Investment, approximately $1,045,000 (RMB7,010,000), has to be invested by December 20, 2015.

Increase of registered capital in Hongli

In order for Hongli to retain its coal trading license, the local government is requiring Hongli to increase its registered capital.  To facilitate the retention of the coal trading license, the shareholders of Hongli satisfied the required payments for Hongli’s increased registered capital of $2,946,000 (RMB 20,000,000) effectively on August 26, 2010.  Hongli is in the process of registering the increased registered capital with the appropriate government authority.   Once such registration is completed, Top Favour (BVI), through Hongyuan, and the shareholders of Hongli will amend the Contractual Arrangements so that the Company can control the additional equity of Hongli represented by the increased registered capital.

Note 25 – Statutory reserves

The laws and regulations of the PRC require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, for the statutory reserves. Statutory reserves include a statutory surplus reserve fund and an enterprise expansion fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC Company Law, to the statutory surplus reserve fund until its balance reaches 50% of the Company’s registered capital. The transfer must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

The enterprise expansion fund may be used to acquire plant and equipment or to increase working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2010, Hongli and Hongchang Coal’s statutory surplus reserves reached 50% of their respective registered capital, while Hongguang Power and Zhonghong Investment did not make any contribution to their respective statutory reserve due to net operating losses.

Hongchang Coal is also required by the PRC government to reserve for safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The reserve amount is determined within the unit price range provided by the Ministry of Finance of the PRC. Currently, Hongchang Coal reserves for safety expense and maintenance expense at RMB 6 per metric ton and RMB 8.5 per metric ton, respectively.

The component of statutory reserves and the future contributions required pursuant to the PRC Company Law are as follows as of December 31, 2010 and June 30, 2010:
	December 31, 2010 (unaudited)	June 30, 2010	50% of registered capital	Future contributions required as of December 31, 2010

Hongli	$548,204	$548,204	$548,204	$-
Hongguang	-	-	1,514,590	1,514,590
Hongchang	218,361	218,361	218,361	-
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	759,259	759,259
Statutory surplus reserve	766,565	766,565	4,540,414	3,773,849
Mine reproduction reserve	1,212,741	1,070,830	-	-
Total statutory reserve	$1,979,306	$1,837,395	$4,540,414	$3,773,849

Note 27 – Related party transactions

Other receivables from related parties at December 31, 2010 and June 30, 2010 amounted to $0 and $477,052, respectively. Balance at June 30, 2010 represented advanced funds of $418,410 to Mr. Hui Zheng, a Director and Vice President of the Company, to perform business and acquisition developments activities on behalf the Company, and the over repayment of $58,642 to Mr. Liuchang Yang,  also a Director and Vice President of the Company.

The Company received funds from the Company’s Chief Executive Officer, Mr. Jianhua Lv, who is also the Chairman and a majority shareholder. Payables to Mr. Lv amounted to $291,031 and $51,381 at December 31, 2010 and June 30, 2010, respectively. Those payables were interest free, due on demand and will be settled by cash payment.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

Note 28 – Subsequent events

On January 7, 2011, Hongli entered into a Bank Acceptance Agreement (the “Agreement”) with Pingdingshan Rural Cooperative Bank (the “Bank”). Pursuant to the Agreement, the Bank granted Hongli a $30.3 million (RMB 200 million) line of credit. For each issuance of note against the credit line, Hongli is required to deposit cash equal to 50% of the face value of the note into its account with the Bank as security. Hongli can determine the date and amount of the note based on its funding requirements for its business operations and ongoing construction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2010 and 2009, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.  All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (the “Company”) is a vertically integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”).  We use coal from both of our own mines and that of third-party mines to produce basic and value-added coal products including raw (unprocessed) coal, thermal coal, washed metallurgical coal, medium coal and coal slurries (by-products of the coal-washing process), and coke products including chemical and metallurgical coke and coal tar (a by-product of the coke manufacturing process).

We are engaged in the coal energy business through our wholly-owned subsidiary Top Favour Limited, a company incorporated under the laws of the British Virgin Islands (“Top Favour”), which is a holding company that, through its wholly owned subsidiary Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), controls Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), a coal and coal-coke producer in Henan Province in the central region of the PRC.  Hongli produces coke, coal, coal byproducts and electricity through its branch operation, Baofeng Coking Factory (“Baofeng Coking”), and its wholly owned subsidiaries, Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”) and Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), which we refer to collectively as the “Baofeng Subsidiaries.”  We refer to Hongli and Baofeng Subsidiaries collectively as “Hongli Group.”  Top Favour controls Hongli Group through contractual arrangements with Hongli Group and its owners.  These contractual arrangements provide for management and control rights, and in addition entitle Top Favour to receive the earnings and control the assets of Hongli Group.  Other than the interests in these contractual arrangements, neither Top Favour nor Hongyuan has any equity interests in Hongli Group.  We refer to Top Favour, Hongyuan and Hongli Group collectively as “SinoCoking.”

Top Favour became our wholly owned subsidiary pursuant to a share exchange agreement entered into on July 17, 2009 and subsequently amended in November 2009, under which the Company agreed to acquire 100% of the issued and outstanding shares of capital stock of Top Favour, and in exchange, the Company agreed to issue up to approximately 13.2 million shares of common stock to the former shareholders of Top Favour.  This transaction, which closed on February 5, 2010, was accounted for as a reverse acquisition, with the Company as the legal acquiror and Top Favour the accounting acquiror.   The assets and liabilities outstanding of the Company prior to the reverse acquisition were disposed of prior to its closing.

On December 30, 2010, Hongli set up Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong Investment”), a limited liability company under the PRC law for the purpose of engaging in coal mine acquisitions pursuant to a planned joint-venture with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level mine consolidator. The planned joint-venture, which has the support of the provincial government, may also explore coal gas development opportunities. The total registered capital of Zhonghong Investment is approximately $1,500,000 (RMB 10,010,000), and as of December 31, 2010, Hongli has invested $455,100 (RMB 3,000,000), with the balance of approximately $1,045,000 (RMB 7,010,000) required to be invested by December 20, 2015. Zhonghong Investment’s equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements, including Mr. Hui Zheng, our vice president of operations, an employee of Hongli, and an unrelated party who also serves as Zhonghong Investment’s general manager.

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

While our significant accounting policies are described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Estimate of asset impairment.  The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the Financial Accounting Standard Board’s (FASB’s) accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, and market trends.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of December 31, 2010, there was no impairment of long lived assets.

Estimate of valuation allowances for deferred income taxes. Effective January 1, 2007, the Company adopted FASB’s accounting standard which indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  SinoCoking is incorporated in the United States and has incurred a net operating loss for as of December 31, 2010, which may be available to reduce future years’ taxable income.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 and June 30, 2010.  The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

Estimate of reserves for contingencies and litigation.  From time to time, the Company may be involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of December 31, 2010.

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

The Company’s warrants are not traded in an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on the issuance dates and December 31, 2010 using the Level 3 valuation hierarchy.

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

Revenue Recognition

The Company recognizes revenue from the sale of coal and coke, its principal products, at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  This generally occurs when coal or coke is loaded onto trains or trucks at one of the Company’s loading facilities or at third party facilities.  Accordingly, management is required to apply its own judgment regarding collectability based on its experience and knowledge of its current customers, and thus exercise a certain degree of discretion.

Hongguang Power generates electricity which is mostly used internally by Baofeng Coking.  The accounting effect of this activity is that the Company includes the cost of production of electricity in its overall operating costs.  Any surplus electricity generated by Hongguang Power is required by local regulation to be supplied and sold to the national power grid.  The value of the surplus electricity would be calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Accounts Receivables

During the normal course of business, the Company extends short-term unsecured credit to its customers; however, collection normally occurs within 90 days.  Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk.  Accounts considered uncollectible are written off.  The Company regularly reviews the creditworthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

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

Intangible - Mineral Rights

Mining and mine assets are a significant portion of SinoCoking’s business, and its use of the “units-of-production” method of amortization has important effects on how its mining activities and assets are reported.  Under this method, the tonnage of actual coal extracted, as a percentage of estimated recoverable coal, is used to calculate depletion expense for a given period.  The remainder of estimated recoverable coal in the ground is reported as an intangible asset on the Company’s balance sheet, also based on the percentage of estimated recoverable coal that remains in the ground.  See also our discussion of estimates of recoverable coal above in “Use of Estimates.”

For the three and six months ended December 31, 2010, a total of 34,098 and 65,743 metric tons of coal were extracted from the Hongchang Mine, respectively, which represent 2.8 % and 5.4% of the mine’s total estimated recoverable coal, respectively.  The Company recorded a depletion expense of $376,731 and $747,150 in the three and six months ended December 31, 2010, respectively.

Recently Issued Accounting Pronouncements

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Results of Operations

Three and Six Months Ended December 31, 2009 Compared to Three and Six Months Ended December 31, 2010

General. With coal production throughout Henan Province significantly affected by the ongoing consolidation initiative throughout the three and six months ended December 31, 2010, coal supply remained tight during these periods. Since the shutdown of mining operations in late June 2010 in connection with an industry-wide safety inspection prompted by the consolidation initiative, some mines (including our Hongchang Mines) were allowed to resume operations in late 2010, albeit at only 50% capacity. Coupled with the seasonal spike in heating demand, however, such limited resumption of coal production did not alleviate the coal supply situation, which we believe will continue until consolidation ends and coal outputs can resume at pre-consolidation levels.

Based on currently available information from the provincial government, the consolidation initiative that began in late 2009 is expected to conclude by the end of March 2011. Through Zhonghong Investment, we are currently exploring an opportunity to participate in the consolidation initiative under a joint-venture with Henan Coal Seam Gas and may ultimately carry out and complete our previously announced acquisitions under the framework of this joint-venture in lieu of proceeding on our own. As of the date of this report, however, no such decision has been made and the joint-venture has not been finalized.

Revenues.  Our revenues for the three months ended December 31, 2010 increased by $1,981,374, or 13.42%, from a year ago, helped by the prices of coke and coal products largely driven up by the coal supply situation.  56.97% of the revenues for the 2010 period came from coke products and 43.03% from coal products, as compared to 57.40% from coke products and 42.60% from the coal products for the same period a year ago.  Our revenues for the six months ended December 31, 2010, however, decreased by $3,139,625, or 9.54%, from a year ago, despite higher coke and coal prices and more coke sales, primarily due to the sharp drop in coal sales. 62.73% of the revenues for the 2010 period came from coke products and 37.27% from coal products, as compared to 43.94% from coke products and 56.06% from coal products for the same period a year ago.

Revenues from and quantity of products sold for the three months ended December 31, 2009 and 2010, categorized by product type (coke products and coal products), are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenues
Three Months Ended December 31, 2009	$8,474,749	$6,289,209	$14,763,958
Three Months Ended December 31, 2010	9,539,359	7,205,973	16,745,332
Increase (decrease) in US$	$1,064,610	$916,764	$1,981,374
% Increase (decrease) in US$	12.56%	14.58%	13.42%
Quantity Sold (metric tons)
Three Months Ended December 31, 2009	40,806	103,069	143,875
Three Months Ended December31, 2010	40,020	62,951	102,970
Increase (decrease)	(786)	(40,118)	(40,905)
% Increase (decrease)	(1.93)%	(38.92)%	(28.43)%

Revenues from and quantity of products sold for the six months ended December 31, 2009 and 2010, categorized by product type (coke products and coal products), are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenues
Six Months Ended December 31, 2009	$14,453,152	$18,440,267	$32,893,419
Six Months Ended December 31, 2010	18,664,343	11,089,451	29,753,794
Increase (decrease) in US$	$4,211,191	$(7,350,816)	$(3,139,625)
% Increase (decrease) in US$	29.14%	(39.86)%	(9.54)%
Quantity Sold (metric tons)
Six Months Ended December 31, 2009	72,619	245,032	317,651
Six Months Ended December 31, 2010	80,342	115,806	196,147
Increase (decrease)	7,723	(129,226)	(121,504)
% Increase (decrease)	10.63%	(52.74)%	(38.25)%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications.  Coal products include washed and raw coal, which is used by customers primarily for electricity generation and heating applications.  As used in this discussion and analysis, the “raw coal” category includes both thermal coal that is unwashed and relatively unprocessed, and coal washing byproducts such as coal slurry.

Generally, our sale prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.   For the three and six months ended December 31, 2010, however, the coal supply situation was a key, if not the determinative, factor for our sale prices during these periods.

Average sale prices per metric ton for our four principal product categories during the three months ended December 31, 2009 and 2010 are as follows:

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Three Months Ended December 31, 2009	$206	$214	$62	$-
Three Months Ended December 31, 2010	238	241	74	180
Increase (decrease) in US$	$32	$27	$12	$180
% Increase (decrease)	15.58%	12.79%	18.72%	-

Average sale prices per metric ton for our four principal product categories during the six months ended December 31, 2009 and 2010 are as follows:

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Six Months Ended December 31, 2009	$202	$202	$60	$126
Six Months Ended December 31, 2010	232	240	66	173
Increase (decrease) in US$	$30	$38	$6	$47
% Increase (decrease)	14.74%	18.99%	9.47%	37.25%

While improving coke demand during the three months ended September 30, 2010 partly explains the increase in coke price for the six months ended December 31, 2010, coke price did not falter in the three months ended December 31, 2010 despite a softening coke market during that time. Rather, with limited coal availability, we reflected the increased cost of buying coal to produce coke in our sale price.

On the other hand, the increase in coal tar’s sale price for the three and six months ended December 31 2010 generally reflected improved market condition for the product for these periods. Coal tar pricing is affected by a variety of factors, as it can be used by different industries as raw material, including chemical, agricultural fertilizer and construction material industries

The average price of raw coal is calculated based on the weight of unprocessed coal, coal byproducts from coal washing process, and mixed thermal coal. In general, average selling prices for our coal products are heavily influenced by changes in the mixtures of coals (with different compositions and heat content) sold to customers. The coal supply situation during the three and six months ended December 31, 2010, however, made coal more expensive, irrespective of composition or heat content.

Coke product revenues for the three months ended December 31, 2009 and 2010 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenues
Three Months Ended December 31, 2009	$8,139,941	$334,808	$8,474,749
Three Months Ended December 31, 2010	8,732,427	806,932	9,539,359
Increase (decrease) in US$	592,486	472,124	1,064,610
% Increase (decrease)	7.28%	141.01%	12.56%
Quantity Sold (metric tons)
Three Months Ended December 31, 2009	39,254	1,552	40,806
Three Months Ended December 31, 2010	36,677	3,343	40,020
Increase (decrease)	(2,577)	1,791	(602)
% Increase (decrease)	(6.56)%	115.40%	(1.50)%

Coke product revenues for the six months ended December 31, 2009 and 2010 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenues
Six Months Ended December 31, 2009	$13,857,540	$595,612	$14,453,152
Six Months Ended December 31, 2010	17,441,572	1,222,770	18,664,343
Increase (decrease) in US$	3,584,032	627,158	4,211,191
% Increase (decrease)	25.86%	105.30%	29.14%
Quantity Sold (metric tons)
Six Months Ended December 31, 2009	69,670	2,949	72,619
Six Months Ended December 31, 2010	75,254	5,088	80,342
Increase (decrease)	5,584	2,139	7,723
% Increase (decrease)	8.01%	72.53%	10.63%

Despite a drop in sales volume of 6.56% period over period principally from weakening coke demand, higher average sale price increased coke revenues for the three months ended December 31, 2010 by 7.28% from a year ago. Reduced national railway capacity for transportation of coke, diverted to ensure coal supply for power and heating during the winter season, also affected our coke sales volume. The higher coke revenues for the six months ended December 31, 2010 benefitted from the higher average sale price period over period as well as higher sales volume from improved market during the three months ended September 30, 2010.

Coal tar revenues improved for both the three and six months ended December 31, 2010 from a year ago from  higher sale price and volume driven by improved market conditions for the industries that use this product.

Coal product revenues for the three months ended December 31, 2010 and 2009 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Three Months Ended December 31, 2009	$6,289,209	$0	$6,289,209
Three Months Ended December 31, 2010	2,852,070	4,353,903	7,205,973
Increase (decrease) in US$	(3,437,139)	4,353,903	916,764
% Increase (decrease) in US$	(54.65)%		14.58%
Quantity Sold (metric tons)
Three Months Ended December 31, 2009	103,069	0	103,069
Three Months Ended December31, 2010	38,746	24,205	62,951
Increase (decrease)	(64,323)	24,205	(40,118)
% Increase (decrease)	(62.41)%	-	(38.92)%

Coal product revenues for the six months ended December 31, 2010 and 2009 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenues
Six Months Ended December 31, 2009	$11,411,338	$7,028,929	$18,440,267
Six Months Ended December 31, 2010	5,515,661	5,573,790	11,089,451
Increase (decrease) in US$	(5,895,677)	(1,455,139)	(7,350,816)
% Increase (decrease) in US$	(51.67)%	(20.70)%	(39.86)%
Quantity Sold (metric tons)
Six Months Ended December 31, 2009	189,110	55,922	245,032
Six Months Ended December 31, 2010	83,497	32,309	115,806
Increase (decrease)	(105,613)	(23,613)	(129,226)
% Increase (decrease)	(55.85)%	(42.22)%	(52.74)

Our raw coal sales sharply decreased, both in terms of revenue and volume, for the three and six months periods ended December 31, 2010, as compared to the same periods of 2009, as we had limited amount of coal available to sell, even with the limited resumption of operations at our Hongchang Mines in late 2010. In the past, we would engage in coal trading when prices are stable at seasonally high levels, or at levels that are considered above historical norms, such as during the three months ended September 30, 2009. However, because of the coal supply situation during the entire six-month period ended December 31, 2010, we could not source enough raw coal to engage in coal trading at our previous levels.
.
On the other hand, we increased our washed coal sales for the three months periods ended December 31, 2010 significantly from a year ago, when we were stockpiling our inventory in anticipation of increasing coke production and thus did not sell any. Given the weak demand for coke during the 2010 period, we shifted our washed coal inventory into the market to take advantage of high sale price created by the tight coal supply. Management however, does not anticipate, doing so will impact our coking operations in the near term.

Cost of Revenue. Cost of revenue increased to $9,634,955 for the three months ended December 31, 2010, from $8,736,811 a year ago. The increase was primarily due to the increased cost of obtaining coal, and the washed coal sales which we did not do a year ago. Cost of revenue increased to $17,999,064 for the six months ended December 31, 2010, from $17,805,876 a year ago, driven also by the increased cost to obtain coal, as well as by increased coke sales.

Gross Profit. Gross profit increased from $6,027,147 for the three months period ended December 31, 2009, to $7,110,377 a year later from increased revenues for both coal and coke products, despite decrease in overall sales volume and increase in cost of revenue period over period. Gross profit for the six months ended December 31, 2010, however, decreased to $11,754,730, from $15,087,543 a year ago, as increase in sales of coke products could not make up for the significant decrease in sales of coal products throughout the 2010 period.

Gross profit as a percentage of revenue, or gross margin, for all product categories increased to 42.46% for the three months ended December 31, 2010, from 40.82% for the same period of 2009, benefiting from the increase in sale prices. For the six month period ended December 31, 2010, gross margin across all product categories decreased to 39.51% from 45.87% a year ago despite higher sale prices period over period, driven down largely by the increase in the cost of obtaining coal during the 2010 period.

Operating Expenses. Operating expenses, which consisted of selling expenses and general and administrative expenses, increased by $476,463 and $1,068,961 for the three and six month periods ended December 31, 2010, respectively, as compared to the same periods in 2009. These increases reflect auditing and legal fees incurred to comply with our reporting obligations as a U.S. public company, as well as travel and accrued salary expenses of our senior officers.

Other Income and Expense. Other income and expense includes finance expense, income and expense not directly related to the Company’s main operations, and change in fair value of warrants.

Finance expense increased by $493,867 from $19,239 for the three months ended December 31, 2009 to $513,106 a year later. The increase was mainly due to bank processing fees of $223,740 for the short-term notes that we issue to pay our vendors in lieu of cash, and bank loan interest expense of $93,118, after capitalizing $94,963 into construction-in-progress for the period ended December 31, 2010. Finance expense for the six months ended December 31, 2010, as compared to the same period of 2009, increased to $570,056, from $115,963. The increase was the effect of bank processing fees of $223,740 for our short-term notes, and bank loan interest of $271,186, after capitalizing $140,120 into the construction-in-progress for the six months ended December 31, 2010.

We had other expense of $52,689 for the three months ended December 31, 2010, for a fine that we paid for not timely renewing the safety production license of our coking plant, which expired in December 2010. We expect to complete the license renewal by March 2011, during which time management does not expect our coking operation to be impacted.  We did not have other income or expense in the same three-month period of 2009. Other expense increased by $109,198 from $189 in the six months ended December 31, 2009 to $109,387 in the same period in 2010. In addition to the fine paid for the nonrenewal of the safety production license, we incurred a currency translation loss of $57,181.

Change in fair value of warrants amounted to $11,447,532 of loss and $1,472,143 in gain for the three and six months ended December 31, 2010, respectively. We had no such loss or gain for the same periods in 2009.  Because our functional currency is the RMB, our warrants cannot be considered indexed to our own common stock and, as such, all future changes in the fair value of our warrants will be recognized in earnings and recorded as derivative instruments.

Provision for Income Taxes. Provision for income taxes increased by $338,701 for the three months ended December 31, 2010, as compared to the same period in 2009, from higher gross profit and hence higher taxable income period over period.  Provision for income taxes decreased by $701,521 for the six months ended December 31, 2010, as compared to the same period in 2009, also from change in gross profit period over period.

Net (loss) income.  Including the change in fair value of warrants, we report net loss of $6,989,723 for the three months ended December 31, 2010, as compared to net income of $4,736,299 a year ago, a decrease of $11,726,022, and net income of $8,492,275 and $11,283,676 for the six months ended December 31, 2010 and 2009, respectively, a decrease of $2,791,401.

We use non-GAAP adjusted net (loss) income to measure the performance of the Company’s business internally by excluding non-cash charges related to warrants, and believes that the non-GAAP adjusted financial measure allows the Company to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing this non-GAAP measure is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by the Company’s management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, the Company compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net (loss) income.

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net (loss) income	$(6,989,723)	$4,736,299	$8,492,275	$11,283,676
Change in fair value of warrant liabilities	11,447,532	-	(1,472,143)	-
Adjusted net income	$4,457,809	$4,736,299	$7,020,132	$11,283,676

(Loss) earnings per share - basic	$(0.33)	$0.36	$0.41	$0.86
(Loss) earnings per share - diluted	$(0.33)	$0.36	$0.40	$0.86
Adjusted earnings per share - basic	$0.21	$0.36	$0.34	$0.86
Adjusted earnings per share - diluted	$0.21	$0.36	$0.33	$0.86
Weighted average number of common shares - basic	20,871,725	13,117,952	20,871,458	13,117,952
Weighted average number of common shares - diluted	20,871,725	13,117,952	20,984,101	13,117,952
Adjusted average number of common shares - basic	20,871,725	13,117,952	20,984,101	13,117,952
Adjusted average number of common shares - diluted	20,952,823	13,117,952	20,984,101	13,117,952

Excluding non-cash expenses, adjusted net income for the three months ended December 31, 2010 and 2009 was approximately $4.5 million and $7.0 million, respectively, or $0.21 and $0.34 basic earnings per share for the three months ended December 31, 2010, respectively, and $0.21 and $0.33 diluted earnings per share for the six months ended December 31, 2010, respectively.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Six months ended December 31
	2010	2009
Net cash provided by (used in) operating activities	$(7,157,870)	$7,167,034
Net cash provided by (used in) investing activities	(10,570,681)	(4,303,258)
Net cash provided by (used in) financing activities	$5,116,409	$(2,797,248)

Net Cash Provided by Operating Activities

Net cash used in operating activities for the six months ended December 31, 2010 was $7,157,870 as compared to net cash provided by operating activities of $7,167,034 for the same period ended December 31, 2009.

During the six months ended December 31, 2010, cash inflows mainly resulted from an increase of tax payables in the amount of $1,171,547, and the decrease of $881,315 in note receivables.  The cash inflows were offset by the following: (1) increase in accounts receivable of approximately $10.3 million, (2) increase in other receivables of approximately $1.9 million, and (3) increase in prepayment to suppliers of approximately $5.8 million. Our accounts receivable increase was caused by credit tightening measures taken by the government near the end of 2010 to control inflation, which impacted Chinese steel factories that rely heavily on their bank credit lines. The increase in other receivables is largely accounted for by the approximately $1.7 million in receivables from Zhengzhou Coal Group. During the three months ended December 31, 2010, we temporarily cancelled our purchase orders with Zhengzhou Coal Group due to its inability to meet our coal requirements. We increased prepayment to suppliers in order to ensure adequate coal inventory through the Chinese New Year holiday in early February.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2010 increased to $10,570,681 from $4,303,258 for the same period in 2009.  The primary use of funds for the 2010 period was approximately $7.5 million of deposits in connection with coal mine acquisitions, approximately $3.5 million for purchase of additional land use rights to expand the site of our new coking plant still under construction, and prepayments and payments of approximately $1.3 million to contractors and equipment vendors in connection with the new coking plant. We received approximately $1.2 million in refund from one of our contractors.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the six month period ended December 31, 2010 was $5,116,409, as compared to $2,797,248 used the same period in 2009. We received cash proceeds of approximately $9.4 million through the discounting of bank notes. We used approximately $4.5 million in cash as deposit in with banks in connection with outstanding notes. We also repaid loan owed to an unrelated third party in the amount of approximately $552,000, and received $710,189 from two of our officers.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including from our major shareholder Mr. Lv, and Mr. Liuchang Yang, who is a director of the Company.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% of the face value of the notes as well as guarantee from Mr. Lv, Hongli or an unrelated third party. In addition, the banks subject us to a diligence review each time we issue a note. As of December 31, 2010, we had such arrangements with two banks, Shanghai Pudong Development Bank and Pingdingshan Rural Cooperative Bank (“Pingdingshan Cooperative”), and had issued notes of approximately $19.7 million in the aggregate, secured by our deposits of approximately $10.6 million with these banks. On January 7, 2011, we entered into an agreement with Pingdingshan Cooperative, pursuant to which we obtained a $30.3 million line of credit. While we are still require to deposit 50% of the face value of the notes issued under this credit line, the diligence review is waived so long as the aggregate amount of notes issued are within the credit line limit. Notes issued pursuant to our previous arrangement with Pingdingshan Cooperative that were outstanding at January 7, 2011 counted against the credit line.

In addition, on December 29, 2010, we entered into an agreement with Baofeng County Honghao Coking Ltd (“Honghao”), an unrelated third-party, pursuant to which Honghao agrees to obtain bank notes of approximately $4.5 million from a bank on our behalf. Under this agreement, we deposited approximately $2.3 million into Honghao’s bank account as collateral. As of December 31, 2010, no bank notes were issued under this arrangement.

In January 2011, in connection with our temporary cancellation of purchase order with Zhengzhou Coal Group in December 2010, we also took back approximately $1.7 million of our prepayments with the company in order to increase our working capital.

Our business plan involves growing our business through (1) expansion and modernization of our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials, including through the planned Joint venture with Henan Coal Seam Gas; (4) strategic cooperation with Zhengzhou Coal Industry Group in order to indirectly control the coal resource and also secure the Company’s internal material requirements and stable supply for coal product trading; and (5) purifying and selecting level 10 washed coal, which is highly demanded in the market from the 2 million metric tons of raw coal provided by Zhengzhou Coal, in order to increase the Company’s product categories, secure sufficient raw coal material for the 900,000 metric tons coking facility still under construction, and increase the our profitability.

Of the foregoing, the two major initiatives that we have initiated and that are expected to require capital resources are:

1.
New Coking Facility.  On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City.  Because the new facility will share the electricity, water and heating systems of our existing facilities, we are revising our previously estimated cost for the new facility from $70 million to $60 million, including the cost of acquiring additional land use rights to expand the site of the new facility, estimated at $10.6 million. Construction is expected to be completed by the end of June 2011, and production immediately thereafter. On October 12, 2010, Pingdingshan Cooperative extended by one year its non-binding letter of intent to loan us up to RMB 300 million (approximately $45 million) for construction of this facility. Loan would be subject to approval of our loan application, which had not been submitted as of December 31, 2010.

2.
Mine Acquisitions. In February 2010, we announced our plans to acquire private coal mines in Henan Province.   In August 2010, we entered into two agreements to acquire two coal mine companies in Baofeng County, and have paid approximately $6.1 million in refundable deposit in connection with these acquisitions as of December 31, 2010. Between May and September, 2010, we also paid refundable deposits of approximately $6.1 million in the aggregate to four additional potential targets in order to access and examine their books and records. In December 2010, we also created Zhonghong Energy in anticipation of a planned joint-venture with Henan Coal Seam Gas, a state-owned enterprise and a qualified mine consolidator to engage in coal mine acquisition. No acquisition was completed as of December 31, 2010. We may elect to complete our two acquisitions in progress and four potential acquisitions under the framework of our joint-venture with Henan Coal Seam Gas, although no decision has been made as of the date of this report.

Our management presently anticipates that our recent equity issuance, access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of our new coking facility and proposed mine acquisitions. We intend to utilize existing cash, cash flow from operations and bank loans to finance the cash portion of the consideration to be paid for our acquisitions. We may consider the issuance of additional debt and/or equity securities in order to finance our mine acquisitions. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

We have not experienced any material losses since inception relating to accidents or other similar events. Please refer to the risk factor entitled “We may suffer losses resulting from industry-related accidents and lack of insurance” of our annual report on Form 10-K for the fiscal year ended June 30, 2010.

Capital Expenditures

During the six months period ended December 31, 2010, we had capital expenditures of $12.23 million, as compared to $4.3 million for the same period in 2009. These capital expenditures were made partly in connection with the new coking facility currently under construction, including land use rights to expand the site for the new facility, and partly in connection with our acquisition efforts. Specifically, we expended approximately $3.52 million toward acquiring land use rights to expand the site of our new coking plant, approximately $7.46 million for mine acquisitions, and approximately $1.25 million in construction-related expenditures for our new coking facility. The increase in capital expenditures for the six-month period ended December 31, 2010 as compared to the same period in 2009 was mainly due to land redevelopment expenditures and mine acquisitions, partially offset by a refund of construction related prepayment. Continued high levels of capital expenditures are anticipated through the completion of the new coking facility, which we anticipate to complete by June 2011.

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

Interest Rates. The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At December 31, 2010, the Company had approximately $32.6 million in cash. A hypothetical 10% increase or decrease in applicable interest rates would not have a material impact on the Company’s earnings or loss, or the fair market value or cash flows of these instruments.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2010. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

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

As of the end of its most recent fiscal year, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of December 31, 2010, such internal control over financial reporting was not effective because of the material weakness described below.

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

a)
Inadequate U.S. GAAP expertise - The current staff in the accounting department remains inexperienced in applying the United States generally accepted accounting principles (“U.S. GAAP”) standard and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries.  The staff needs substantial training to meet the higher demands of being a U.S. public company.  The current staff’s accounting skills and their understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including their skills related to subsidiary financial statements consolidation, is inadequate and resulted in a number of audit adjustments identified by our independent auditors.

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

Management’s Remediation Initiatives

In order to remediate this weakness, we are increasing the number of our accounting staff and professionals, and we also plan to hire an experienced financial adviser who is familiar with U.S. GAAP.  We are also planning to hire professionals to help the Company implement a more efficient internal control system over financial reporting using COSO internal control framework. Until we are able to hire additional employees to remediate this weakness, management chose to address the above-described weaknesses by reporting more frequently to its audit committee and by having members of its audit committee review the Company’s control procedures on a regular basis. In addition, we are planning to use an Enterprise Resource Planning (“ERP”) system to improve our financial and internal control system. We have already started due diligence work with UFIDA, Chinese largest ERP system provider, and we expect to install and implement an efficient ERP system in the near future.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM1A.	RISK FACTORS.

Smaller reporting companies such as the Company are not required to disclose the information set forth under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (13)
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

Dated: February 16, 2011	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)