Form 10-Q
period 2011-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-05-16
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of May 12, 2011, the Registrant had 21,087,645 shares of common stock outstanding.

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

ITEM 1.	FINANCIAL STATEMENTS

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,122,863	$17,403,008
Restricted cash	19,297,500	22,902,000
Loans receivable	2,075,125	2,513,308
Notes receivable	3,048,700	1,045,830
Accounts receivable, trade, net	15,836,081	5,304,684
Other receivables	3,307,921	479,121
Other receivables - related parties	-	477,052
Inventories	7,419,285	2,261,816
Advances to suppliers	5,136,004	4,995,703
Total current assets	61,243,479	57,382,522

PLANT AND EQUIPMENT, net	27,591,252	20,930,413

OTHER ASSETS
Prepayments for land use rights	8,852,625	5,074,485
Prepayments for mine acquisitions	17,406,705	8,858,398
Prepayments for construction of new operating plant	7,919,053	17,303,883
Intangible - land use rights, net	1,909,286	1,892,292
Intangible - mineral rights, net	1,576,441	2,629,437
Long-term investment	1,220,000	-
Other assets	116,083	103,110
Total other assets	39,000,193	35,861,605

Total assets	$127,834,924	$114,174,540

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade	$433,107	$291,750
Notes payable	-	2,946,000
Short term loans - bank	15,250,000	14,730,000
Short term loans - others	-	515,550
Other payables and accrued liabilities	591,180	1,433,121
Other payables - related party	380,622	51,381
Customer deposits	158,252	106,830
Taxes payable	1,646,746	1,229,019
Total current liabilities	18,459,907	21,303,651

OTHER LIABILITIES
Warrant derivative liability	15,041,496	30,436,087
Total other liabilities	15,041,496	30,436,087

Total liabilities	33,501,403	51,739,738

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common shares, $0.001 par value, 100,000,000 authorized,
21,090,948 and 20,871,192 issued and outstanding as of
March 31, 2011 and June 30, 2010, respectively	21,091	20,871
Additional paid-in capital	3,442,083	67,269
Statutory reserves	2,049,654	1,837,395
Retained earnings	85,004,442	59,373,726
Accumulated other comprehensive income	3,816,251	1,135,541
Total shareholders' equity	94,333,521	62,434,802
Total liabilities and shareholders' equity
	$127,834,924	$114,174,540

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUE	$19,872,461	$15,247,494	$49,626,255	$48,140,913

COST OF REVENUE	12,636,751	9,605,889	30,635,815	27,411,765

GROSS PROFIT	7,235,710	5,641,605	18,990,440	20,729,148

OPERATING EXPENSES:
Selling	75,894	96,549	231,808	400,544
General and administrative	870,284	1,369,063	2,541,924	1,823,661
Total operating expenses	946,178	1,465,612	2,773,732	2,224,205

INCOME FROM OPERATIONS	6,289,532	4,175,993	16,216,708	18,504,943

OTHER INCOME (EXPENSE), NET
Finance expense, net	(119,311)	(8,666)	(689,367)	(124,629)
Other income (expense), net	(542)	109,980	(109,929)	109,791
Change in fair value of warrants	12,191,235	(39,869,662)	13,663,378	(39,869,662)
Total other income (expense), net	12,071,382	(39,768,348)	12,864,082	(39,884,500)

INCOME(LOSS) BEFORE INCOME TAXES	18,360,914	(35,592,355)	29,080,790	(21,379,557)

PROVISION FOR INCOME TAXES	1,222,473	1,283,907	3,450,074	4,213,029

NET INCOME (LOSS)	17,138,441	(36,876,262)	25,630,716	(25,592,586)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,680,710	29,304	2,680,710	81,976

COMPREHENSIVE INCOME (LOSS)	$19,819,151	$(36,846,958)	$28,311,426	$(25,510,610)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE
Basic	21,043,206	15,441,258	20,927,453	14,086,729
Diluted	21,057,332	15,441,258	20,941,252	14,086,729

EARNINGS (LOSS) PER SHARE
Basic	$0.81	$(2.39)	$1.22	$(1.82)
Diluted	$0.81	$(2.39)	$1.22	$(1.82)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive
	Shares	Par Value	capital	reserves	Unrestricted	income	Total
BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$1,127,710	$29,754,451	$779,804	$35,207,042

Shares and warrants issued in reverse merger recapitalization	405,710	406	(406)				-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265				44,069,610
Offering costs related to shares and warrants sold			(12,015,273)				(12,015,273)
Warrants issued reclassified to derivative liability			(35,578,543)		(8,491,067)		(44,069,610)
Cumulative effect of reclassification of existing warrants					(631,002)		(631,002)
Fractional shares due to the one-for-twenty reverse split	2,595	2	(2)				-
Net income					(25,592,586)		(25,592,586)
Adjustment of statutory reserve				594,731	(594,731)		-
Foreign currency translation adjustments						81,976	81,976

BALANCE, March 31, 2010 (Unaudited)	20,871,192	$20,871	$-	$1,722,441	$(5,554,935)	$861,780	$(2,949,843)

Net income					64,527,083		64,527,083
Adjustment of statutory reserve				114,954	401,578		516,532
Imputed interests on loans from related parties waived			67,269				67,269
Foreign currency translation adjustments						273,761	273,761

BALANCE, June 30, 2010	20,871,192	$20,871	$67,269	$1,837,395	$59,373,726	$1,135,541	$62,434,802

Warrants exercised - cash proceeds	219,756	220	1,318,316				1,318,536
Warrants exercised - derivative value			2,056,498				2,056,498
Net income					25,630,716		25,630,716
Adjustment of statutory reserve				212,259			212,259
Foreign currency translation adjustments						2,680,710	2,680,710

BALANCE, March 31, 2011 (Unaudited)	21,090,948	$21,091	$3,442,083	$2,049,654	$85,004,442	$3,816,251	$94,333,521

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,630,716	$(25,592,586)
Adjustments to reconcile net income (loss) to cash
(used in) provided by operating activities:
Depreciation	1,074,925	1,924,036
Amortization and depletion	1,175,244	2,086,470
Bad debt expense	31,479	-
Change in fair value of warrants	(13,663,378)	39,869,662
Warrants granted for service	325,285	-
Reservation of mine maintenance fee	212,259	-
Change in operating assets and liabilities
Notes receivable	(1,932,432)	(2,268,574)
Accounts receivable, trade	(10,167,772)	(838,340)
Other receivables	(1,974,874)	(2,455,188)
Other receivables - related party	-	30,400
Inventories	(4,991,051)	(3,275,383)
Advances to suppliers	26,108	3,687,493
Accounts payable, trade	137,638	(82,926)
Other payables and accrued liabilities	(876,867)	91,788
Customer deposits	46,838	(1,956,041)
Taxes payable	367,959	(1,019,987)
Net cash (used in) provided by operating activities	(4,577,923)	10,200,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(2,056,795)	-
Repayment of loans receivable	2,513,308	-
Long-term investment	(1,199,200)	-
Payments on equipment and construction-in-progress	(2,022,663)	(3,157,908)
Prepayments on construction-in-progress	(515,607)	(15,883,831)
Refunds of construction prepayments	4,646,900	-
Prepayments on land use rights	(3,537,640)	-
Prepayments on mine acquisitions	(8,095,177)	-
Net cash used in investing activities	(10,266,874)	(19,041,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	3,747,500	-
Cash proceeds from sale of common stock and warrants	-	44,069,610
Cash proceeds from exercise of warrants	1,318,536	-
Cash offering cost related to common stock	-	(2,263,391)
Repayments of notes payables	(22,485,000)	-
Proceeds from notes payables	19,487,000
Repayments of short-term loans	(524,650)	(2,808,156)
Payments to related parties	-	(33,878)
Proceeds from related parties	800,780	-
Net cash provided by financing activities	2,344,166	38,964,185

EFFECT OF EXCHANGE RATE ON CASH	220,486	24,085

(DECREASE) INCREASE IN CASH	(12,280,145)	30,147,355

CASH, beginning of period	17,403,008	278,399

CASH, end of period	$5,122,863	$30,425,754

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,033,071	$4,425,065
Cash paid for interest expense, net of capitalized interest	$393,933	$106,789

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Warrants issued for placement agent fee	$-	$9,751,882
Reclassification of derivative liability to equity related to exercise of warrants	$2,056,498	$-
Construction-in-progress acquired with prepayments made in prior period	$4,873,249	$2,455,508

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour (BVI)”), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. In connection with the closing of the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc.’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. After the share exchange transaction, Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to February 5, 2010 are those of Top Favour (BVI) except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition (Note 3).

Top Favour (BVI) was incorporated in the British Virgin Islands on July 2, 2008.  Top Favour (BVI) owns 100% of Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), which was formed on March 18, 2009, with registered capital of $3,000,000 under the laws of the People’s Republic of China (“PRC” or “China”). Through contractual arrangements (Note 2), Hongyuan controls Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), a PRC company formed on June 5, 1996 with registered capital of $1,055,248 or 8,080,000 Renminbi (“RMB”). As of March 31, 2011, Hongli had a branch, Baofeng Coking Factory (“Baofeng Coking”), as well as two subsidiaries and a company under its control as follows:

•	Baofeng Hongchang Coal, Ltd. (“Hongchang Coal”), a PRC company formed on July 19, 2007 with registered capital of $396,000 (RMB 3,000,000) and wholly-owned by Hongli;
•	Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”), a PRC company formed on August 1, 2006 with registered capital of $2,756,600 (RMB 22,000,000) and wholly-owned by Hongli; and
•
Zhonghong Energy Investment Company (“Zhonghong”), a PRC company formed on December 30, 2010 with registered capital of $1,500,000 (RMB 10,010,000), of which $455,100 (RMB 3,000,000) has been paid and the remaining due by December 20, 2015. The equity interests of Zhonghong are held by three nominees on behalf of Hongli pursuant to share entrustment agreements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The Company’s business operations consist of producing and selling coke products, coking by-products, coal products, and coal gas-generated electricity in the PRC. Presently, coking related activities are carried out by Baofeng Coking, coal related activities by Hongchang Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related activities to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd., (Note 27). As of March 31, 2011, the transfer of the Company’s coal related activities to the joint-venture had not been carried out.

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

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour (BVI) and Hongyuan, and its variable interest entities (“VIEs”) – Hongli and its subsidiaries, and Zhonghong. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with the Financial Accounting Standards Board's (“FASB”) accounting standard for consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described below, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is enabled to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

ASC 810 addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. The contractual arrangements entered into between Hongyuan and Hongli are comprised of the following series of agreements:

(1)
a Consulting Services Agreement, through which Hongyuan has the right to advise, consult, manage and operate Hongli and its subsidiaries (the “Operating Companies”), collect, and own all of the respective net profits of the Operating Companies;

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
March 31, 2011
(UNAUDITED)

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

Since Top Favour (BVI), Hongyuan and Hongli are under common control, the above corporate structure including the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of Top Favour (BVI), Hongyuan and Hongli has been accounted for at historical cost and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; valuation allowances for deferred income taxes; reserves for contingencies; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

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
March 31, 2011
(UNAUDITED)

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

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  Total shipping and handling costs amounted to $0 for the three and nine months ended March 31, 2011, and amounted to $5,595 and $20,921 for the three and nine months ended March 31, 2010, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and Top Favour (BVI) is the US dollar, while the functional currency of the Company’s subsidiary and VIEs in the PRC is the Chinese Renminbi (RMB). However, since the Company’s primary operations are conducted by its subsidiary and VIEs in the PRC and the Company’s primary assets are located in the PRC, the Company’s functional currency is denominated in RMB.

For the subsidiary and VIEs whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended March 31, 2011 and 2010, the transaction gains and losses were not significant.

The balance sheet amounts, with the exception of equity, at March 31, 2011 and June 30, 2010 were translated at RMB 6.56 to $1 and RMB 6.79 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2011 and 2010 were at RMB 6.58 to $1 and RMB 6.82 to $1, respectively, for the nine months ended March 31, 2011 and 2010 were at RMB 6.67 to $1 and RMB 6.82 to $1, respectively

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Fair value of financial instruments

The Company uses the FASB's accounting standard regarding fair value of financial instruments and related fair value measurements. Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Carrying Value at March 31, 2011	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3
Warrant liability(unaudited)	$15,041,496	$—	$—	$15,041,496

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on March 31, 2011 and June 30, 2010.

	March 31, 2011	June 30, 2010
	(Unaudited)
Number of shares exercisable	3,906,853	4,076,609
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$8.21	$12.30
Expected term(year)	3.85-6.03	4.61-6.78
Risk-free interest rate	1.73-2.57%	1.63-2.38%
Expected volatility	75%	80%

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended March 31, 2011 and 2010, there were no impairment charges.

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

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2011 and June 30, 2010, management believed that no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies to certain suppliers for raw material purchases and in connection with construction contracts. These advances are interest-free and unsecured.

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements. Interest incurred during the period of construction, if material, is capitalized.  For the three and nine months ended March 31, 2011, $74,974 and $215,094 in interest was capitalized into CIP, respectively. For the three and nine months ended March 31, 2010, no interest was capitalized into CIP.  All other interest is expensed as incurred.  CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

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
March 31, 2011
(UNAUDITED)

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

Impairment of long - lived assets

The Company evaluates long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of March 31, 2011 and June 30, 2010, there was no impairment of long lived assets.

Long-term investment

Investments in equity securities of privately-held companies in which the Company holds less than 20% voting interest and to which the Company does not have the ability to exercise significant influence are accounted for under the cost method.

In February 2011, the Company invested approximately $1.2 million (RMB 8,000,000) in Pingdingshan Xinhua District Rural Credit Union (“Xinhua District Credit Union”), which operates in the banking industry.  This investment represents an approximately 2.86% interest in Xinhua District Credit Union, and is accounted for under the cost method.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of March 31, 2011, management believes no impairment charge is necessary.

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

In May 2009, Henan Bureau of Finance and Bureau of Land and Resource issued regulations for mine environment control and recovery (the “Mine Recovery Regulations”) which require mining companies to file an evaluation report regarding the environmental impacts of mining (the “Evaluation Report”) before December 31, 2010. The corresponding authorities will determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation will be determined by the authorities based on the approved filing. Such requirement was extended along with the extension of the provincial mine consolidation schedule.  However, such extension date has not been finalized by the related provincial authorities.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The Company did not record such asset retirement obligation as of March 31, 2011 and June 30, 2010 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extend of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended March 31, 2011 and 2010.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Chinese income taxes

The Company’s subsidiary and VIEs that operate in the PRC are governed by the income tax laws of the PRC and various local income tax laws (the “Income Tax Laws”), and are generally subject to an income tax at a statutory rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company’s coal and coke are sold in the PRC and are subject to a Chinese value-added tax at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products.  The Company records VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

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

Due to the reverse merger on February 5, 2010 (Note 3), the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of the adoption of this accounting standard, all warrants issued after the February 5, 2010 reverse acquisition are recorded as derivative liability because the strike price of such warrants is denominated in US dollar, a currency other than the Company’s functional currency which is denominated in RMB.

All warrants issued before February 5, 2010, which were treated as equity pursuant to the derivative treatment exemption prior to February 5, 2010, are also no longer afforded equity treatment because the strike price of such warrants is denominated in US dollar, a currency other than the Company’s functional currency which is denominated in RMB. Therefore, such warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as such warrants are exercised or expire. The Company has reclassified the fair value of such warrants of $631,002 from equity to liability status as if these warrants were treated as a derivative liability at February 5, 2010.

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
March 31, 2011
(UNAUDITED)

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

Recently issued accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. As a result of the adoption of this ASU, the Company expanded its disclosures related to its receivables.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Business reorganization

On February 5, 2010, the Company (formerly known as Ableacutions.com, Inc.) completed a share exchange transaction with Top Favour (BVI), and Top Favour (BVI) became a wholly-owned subsidiary of the Company. In connection with the closing of the share exchange transaction, all of the assets and liabilities of Ableauction.com, Inc.’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date, the Company issued 13,117,952 of its common shares to Top Favour (BVI)’s shareholders in exchange for 100% of the capital stock of Top Favour (BVI). Prior to the share exchange transaction, the Company had 405,710 shares of common stock issued and outstanding. After the share exchange transaction, the Company had 13,523,662 shares of common stock outstanding, and Top Favour (BVI)’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour (BVI) became the directors and officers of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (BVI) (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. As the share exchange transaction was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. Acquisition-related costs incurred to effect the business combination, including finder’s fee, advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,127,612 and accounted for as expense as of June 30, 2010.

Note 4 – Enterprise-wide reporting

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the three and nine months ended March 31, 2011 and 2010 are as summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)
Coke	$7,807,796	$8,315,510	$25,259,342	$22,268,692
Coal Tar	1,098,429	358,820	2,320,468	950,348
Raw coal	4,961,427	6,573,164	10,473,771	17,729,428
Washed coal	6,004,809	-	11,572,674	7,192, 445
Total	$19,872,461	$15,247,494	$49,626,255	$48,140,913

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions located in the PRC and Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of March 31, 2011 and June 30, 2010, the Company had $24,228,937 and $39,791,148 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

For the three and nine months ended March 31, 2011 and 2010, all of the Company’s sales were generated in the PRC, as well as account receivables.

For the three months ended March 31, 2011, 78.1% of the Company’s total revenues were from three major customers who accounted individually for 39.8%, 22.6%, and 15.7% of total revenues, respectively.  For the nine months ended March 31, 2011, 85.9 % of the Company’s total revenues were from the same three major customers who accounted individually for 46.1%, 21.5%, and 18.3% of total revenues, respectively. Account receivables of these three customers were 32.9%, 22.6%, and 15.2% of the total account receivable balance at March 31, 2011, respectively.

For the three months ended March 31, 2010, 66.1% of the Company’s total revenues were from three major customers who accounted individually for 39.2%, 18.5%, and 8.4% of total revenues, respectively. For the nine months ended March 31, 2010, 93.5% of the Company’s total revenues were from the same three major customers who accounted individually for 51.2%, 30.2%, and 12.1% of total revenues, respectively. Accounts receivable balances of these three customers accounted for 48.8%, 46.9%, and 0% of the total accounts receivable as of March 31, 2011, respectively.

For the three and nine months ended March 31, 2011 and 2010, all of the Company’s raw material purchases as well as accounts payable were generated in the PRC.

For the three months ended March 31, 2011, five major suppliers provided 40.9% of total raw material purchases, including 10% from one supplier.  For the nine months ended March 31, 2011, five major suppliers provided 45.5% of total raw material purchases, including 10% from one supplier.  As of March 31, 2011, accounts payable balances with these five suppliers accounted for 34.6% of the total accounts payables as of March 31, 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

For the three months ended March 31, 2010, three major suppliers provided 96.4% of the raw material purchases or 60.9%, 20.6% and 14.8% individually, respectively. For the nine months ended March 31, 2010, two major suppliers provided 56.1% of the Company’s raw material purchases or 33.6% and 22.5% individually, respectively.  As of March 31, 2010, there were no accounts payable balances associated with those suppliers.

Note 6 – Loans receivable

On August 1, 2010, the Company entered into a loan agreement for $1,000,000 with a third-party. This loan is due on demand, unsecured, and with an annual interest rate of 3%.

On September 27, 2010, the Company loaned $1,075,125 (RMB 7,050,000) to an unrelated party. This loan was due on March 26, 2011, unsecured, and with an annual interest rate of 5%.  This loan was repaid on April 28, 2011.

As of March 31, 2011 and June 30, 2010, loans receivables amounted to $2,075,125 and $2,513,308, respectively.

Note 7 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customer’s bank earlier than the scheduled payment date. However, early request will incur an interest charge and a processing fee. Notes receivable amounted to $3,048,700 and $1,045,830 as of March 31, 2011 and June 30, 2010, respectively.

Note 8 - Accounts receivable, trade, net

Accounts receivable consisted of the following:

	March 31, 2010 (Unaudited)	June 30,2010
Accounts receivable	$15,836,081	$5,304,900
Allowance for bad debt	-	216
Accounts receivable, trade, net	$15,836,081	$5,304,684

For the three and nine months ended March 31, 2011 and 2010, the Company did not write off any uncollectible accounts receivables.  As of March 31, 2011 and June 30, 2010, management recorded a reserve for allowance for doubtful accounts of $0 and $216, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 9 – Other receivables

Other receivables consisted of the following:

	March 31, 2011 (Unaudited)	June 30,2010
Receivables related to notes payable	$2,287,500	$-
Prepayment to be refunded due to cancellation of contracts	834,969	209,166
Receivables from an unrelated company	15,773	154,381
Advances to employees	169,679	115,574
Other receivables	$3,307,921	$479,121

The Company paid $2,287,500 (RMB 15 million) to an unrelated party in December 2010 as collateral for such party to apply for RMB 30 million of bank notes for the Company.  As of March 31, 2011, no bank notes were issued.

The Company cancelled purchase agreements with three suppliers during the nine months ended March 31, 2011. Prepayments made to two suppliers were refunded to the Company during the same period. As of March 31, 2011 and June 30, 2010, prepayments to be refunded due to cancellation of contracts amounted to $834,969 and $209,166, respectively.

For the nine months ended March 31, 2011 and 2010, the Company wrote off $31,479 and $0 in uncollectible other receivables.  Management believes all other receivables were collectible as of March 31, 2011 and June 30, 2010.

Note 10 – Inventories

Inventories as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2010 (Unaudited)	June 30,2010
Raw materials	$694,875	$157,717
Work in process	3,128,791	587,886
Supplies	69,237	21,744
Finished goods	3,526,382	1,494,469
Total	$7,419,285	$2,261,816

Note 11 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

The Company temporarily halted its monthly purchase order with Zhengzhou Coal Industry Group in January 2011, due to its inability to supply sufficient coal commodities to the Company. Zhengzhou Coal Industry Group refunded a portion of the Company’s advance in the amount of $1,689,320 (RMB 11,077,505) in January 2011.

Advances to suppliers as of March 31, 2011 and June 30, 2010 amounted to $5,136,004 and $4,995,703, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 12 – Prepayments

Prepayments for land use right

Prepayments for land use right are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking factory still under construction. As of March 31, 2011 and June 30, 2010, prepayments for land use right amounted to $8,852,625 and $5,074,485, respectively.  Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  The Company expects to acquire the land use rights by June 2011, at an estimated total cost of $10,682,625 (RMB70, 050,000).

Prepayments for mine acquisitions

The Company has been in the process of acquiring coal mines with annual production capacity of 150,000 to 300,000 metric tons.  As of March 31, 2011, the Company had prepaid $12,831,705 (RMB 84,142,325) in the aggregate to six potential acquisition targets but had not completed any acquisition.

In December, the Company deposited $4,575,000 (RMB 30,000,000) with Henan Province Coal Seam Gas Development and Utilization Co., Ltd., a state owned enterprise and qualified provincial-level mine consolidator, to form a joint-venture with Zhonghong for the purpose of acquiring coal mines within Henan Province (Note 27).

As of March 31, 2011 and June 30, 2010, prepayments for mine acquisitions amounted to $17,406,705 and $8,858,398, respectively.

Prepayments for construction

Prepayments for construction are mainly monies advanced to contractors and equipment suppliers in connection with the new coking factory, as well as for tunnel improvement at the Company’s Hongchang Mine.

As of March 31, 2011, the company made prepayments of approximately $6.7 million toward construction of the new coking factory.

In addition, the Company made prepayment of approximately $1.2 million (RMB 8 million) during the year ended June 30, 2010 to improve the existing mining tunnel of its Hongchang Mine. As of March 31, 2011, this project had not commenced.

The total contract price of construction amounted to approximately $36.9 million. Prepayments for construction, as of March 31, 2011 and June 30, 2010, amounted to $7,919,053 and $17,303,883, respectively.

Note 13 –Plant and equipment, net

Plant and equipment as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011 (unaudited)	June 30,2010
Buildings and improvements	$11,466,027	$10,074,777
Mine development cost	11,019,699	10,643,945
Machinery and equipment	5,878,729	5,678,274
Other Equipment	540,588	482,716
Total	28,905,043	26,879,712
Less accumulated depreciation	(11,217,891)	(9,779,099)
Construction-in-progress	9,904,100	3,829,800
Total plant and equipment, net	$27,591,252	$20,930,413

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $357,697 and $598,573, respectively, and amounted to $1,074,925 and $1,924,036 for the nine months ended March 31, 2011 and 2010, respectively.

CIP at March 31, 2011 related to the new coking factory. No depreciation is provided for CIP until such time the assets are completed and placed into service.

Project	Total in CIP as of 03/31/2011	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking factory	$9,904,100	$39,536,900	$49,441,000	June 2011

Note 14 – Intangible – land use rights, net

Land use rights, net, consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011 (Unaudited)	June 30,2010

Land use rights	$2,390,758	$2,309,237
Accumulated amortization	(481,472)	(416,945)
Total land use rights, net	$1,909,286	$1,892,292

Amortization expense for the three and nine months ended March 31, 2011 amounted to $16,480 and $48,958, respectively. Amortization expense for the three and nine months ended March 31, 2010 amounted to $32,455 and $48,392, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2011	$16,319
2012	65,278
2013	65,278
2014	65,278
2015	65,278
thereafter	1,631,855
Total	$1,909,286

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 15 – Intangible - mineral rights, net

Mineral rights, net, consisted of the followings as of March 31, 2011 and June 30, 2010.

	March 31, 2011 (unaudited)	June 30,2010

Mineral rights	$13,638,425	$13,173,377
Accumulated depletion	(12,061,984)	(10,543,940)
Total, net	$1,576,441	$2,629,437

Depletion expense for the three and nine months ended March 31, 2011 amounted to $379,136 and $1,126,286, respectively. Depletion expense for the three and nine months ended March 31, 2010 amounted to $489,909 and $666,942, respectively. Depletion expenses were charged to cost of revenue in the period incurred using unit-of-production method.

Note 16 – Notes payable

Notes payable represents arrangements with certain banks to allow the issuance of notes in connection with purchases. When making a purchase, a short-term note can be issued to the vendor pursuant to such arrangements. Such short-term note is guaranteed by the bank under which arrangement it is issued from for its complete face value through a letter of credit and matures within three to six months of issuance.

Under the Company’s arrangement with Shanghai Pudong Development Bank (“SPDB”), the Company is required to deposit 50% of the notes payable balance at SPDB as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the notes payables are guaranteed either by the Company’s Chief Executive Officer (“CEO”), Hongli or an unrelated party. SPDB subjects the Company to a diligence review for each note issued, and also charges a processing fee based on 0.05% of the face value of the note.

Under the Company’s arrangement with Pingdingshan Rural Cooperative Bank (“Pingdingshan Cooperative”), the Company has a line of credit of $30.3 million.  While Pingdingshan Cooperative also requires a guarantee deposit and a guarantee, and charges a processing fee, the Company is not subject to diligence review for each note issued so long as the aggregated amount of notes issued are within the credit limit.

As of March 31, 2011, the Company paid off all short-term notes payable issued through SPDB and Pingdingshan Cooperative due to their maturity, in the aggregate amount of $19,825,000 (RMB 130,000,000), and these banks released deposits in the aggregate amount of $10,675,000 (RMB 70,000,000) in connection with such payments.

On January 31, 2011, the Company deposited $2,287,500 (RMB 15,000,000) with Pingdingshan City Rural Credit Union as guarantee deposit to enable Hongguang Power to issue notes payable.  As of March 31, 2011, no agreement had been entered into with the bank, and no notes payable issued in connection therewith.

As of March 31, 2011 and June 30, 2010, notes payable amounted to $0 and $2,946,000, respectively, and the related restricted cash were $2,287,500 and $5,892,000, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 17 – Short-term loans

Short-term loans represent amounts due to various banks and are normally due within one year. These loans generally can be renewed with the banks.

The Company had short-term bank loans of $15,250,000 and $14,730,000 at March 31, 2011 and June 30, 2010, respectively.

On May 30, 2010, Hongyuan entered a one-year loan agreement with a local bank to borrow $15,250,000 (RMB100 million) with per annum interest rate of 4.301%, or 90% of the interest rate of the same-term bank loan announced by the People’s Bank of China, which was 4.779% at the time of signing the loan agreement and 5.454% as of March 31, 2011. This bank loan matures on May 30, 2011, and the collateral was pledged by Top Favour (BVI) through a bank deposit with the same bank of $17,010,000 with an annual interest rate of 1.3%. The loan is also guaranteed by the Company’s CEO.

In connection with this one-year bank loan, on May 15, 2010, the Company entered into a forward currency exchange contract with a local bank. Pursuant to the contract, at the Company’s option, the Company was able to exchange $20,000,000 into RMB with the exchange rate at $1 to RMB 6.7 on October 31, 2010. The Company did not execute such option.

Weighted average interest rate was 5.22% and 6.70% for the three months ended March 31, 2011 and 2010, respectively. Total interest expense on short term loans for the three months ended March 31, 2011 and 2010 amounted to $197,721 and $6,599, of which $74,974 and $0 was capitalized into CIP, respectively.

Weighted average interest rate was 5.36% and 8.89% for the nine months ended March 31, 2011 and 2010, respectively. Total interest expense on short term loans for the nine months ended March 31, 2011 and 2010 amounted to $609,027 and $85,634, of which $215,094 and $0 was capitalized into CIP, respectively.

Note 18 – Other payables and accrued liabilities

Other payables mainly consisted of customer deposits to be returned, and accrued liabilities mainly consisted of salary, utility, professional service, and other general and administrative expenses incurred.

Other payables and accrued liabilities consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31,2011 (unaudited)	June 30, 2010

Customer deposits to be returned	$-	$823,241
Accrued liabilities	591,180	609,880
Total	$591,180	$1,433,121

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

SinoCoking is subject to the United States federal income tax provisions. Top Favour (BVI) is a tax-exempt company incorporated in the British Virgin Islands. All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Hongguang Power and Zhonghong.

Hongyuan, Hongli, Baofeng Coking, Hongguang Power and Zhonghong are subject to 25% enterprise income tax rate in China.

As approved by the local tax bureau, Hongchang Coal’s total income tax obligation for the 12-months ended December 31, 2011 and 2010 is approximately $384,000 (RMB 2,520,000) each such calendar year, regardless of its actual taxable income during such period.

The estimated tax savings due to the foregoing reduced tax rate amounted to $506,070 and $487,615 for the three months ended March 31, 2011 and 2010, respectively. If the statutory income tax had been applied, the Company would have decreased basic and diluted earnings per share from $0.81 to $0.79 for the three months ended March 31, 2011, respectively, and decreased basic and diluted earnings per share from $(2.39) to $(2.42) for the three months ended March 31, 2010.

The estimated tax savings due to the foregoing reduced tax rate amounted to $1,068,736 and $793,182 for the nine months ended March 31, 2011 and 2010, respectively. If the statutory income tax had been applied, the Company would have decreased basic and diluted earnings per share from $1.22 and $1.17 for the nine months ended March 31, 2011, respectively, and decreased basic and diluted earnings per share from $(1.82) to $(1.87) for the nine months ended March 31, 2010.

The provision for income taxes consisted of the following for the three and nine months ended March 31, 2011 and 2010:

	For the three months ended March 31,		For the nine months ended March 31,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	1,222,473	1,283,907	3,450,074	4,213,029
Total provision for income taxes	$1,222,473	$1,283,907	$3,450,074	$4,213,029

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended March 31, 2011 and 2010:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%	0.0%	0.0%
PRC income tax	25.0%	25.0%	25.0%	25.0%
China income tax exemption	(2.8)%	(1.4)%	(3.7)%	(3.7)%
Other item (1)	(15.5)%	(27.2)%	(9.4)%	(41.0)%
Effective rate	6.7%	(3.6)%	11.9%	(19.7)%

(1)
The (15.5)% for the three months ended March 31, 2011 mainly represents gain on change in fair value of warrants of $12,191,235 incurred by SinoCoking, which did not bring tax expense to the Company. The (9.4)% for the nine months ended March 31, 2011 mainly represents gain on change in fair value of warrants of $13,663,378 incurred by SinoCoking, which was not subject to income tax, and partially offset by the operating losses incurred by Hongguang and Hongchang.  The (27.2)% and (41.0)% for the three and nine months ended March 31, 2010, respectively, represents change in fair value of warrants of $39,869,662 incurred by SinoCoking related to equity financing on February 5, 2010 and March 11, 2010, which did not bring tax benefit to the Company.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2011. As of March 31, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,051,215, which may be available to reduce future years’ taxable income. These carryforwards have begun expiring in 2010 and will continue through 2030 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011. The valuation allowance at March 31, 2011 was approximately $357,413. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $29.3 million as of March 31, 2011, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $4,038,852 and $3,389,965 for the three months ended March 31, 2011, and $3,069,769 and $2,043,176 for the three months ended March 31, 2010, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $10,017,148 and $6,691,421 for the nine months ended March 31, 2011, and $9,675,944 and $5,252,104 for the nine months ended March 31, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes Payable

Taxes payable as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2010 (unaudited)	June 30,2010
VAT	$122,019	$59,848
Income tax	1,213,569	723,966
Others	311,158	445,205
Total taxes payable	$1,646,746	$1,229,019

Note 20 – Private placement equity financing

On February 5, 2010, simultaneously with the reverse acquisition and immediately following a 1-for-20 reverse stock split (Note 21), the Company executed a private placement financing in which it sold and issued 1,180,892 units for the aggregated proceeds of $7,085,352, at a purchase price of $6.00 per unit, to 34 non-U.S. investors. Each unit consists of one share of common stock and a warrant (“Investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Investor warrants are exercisable for a period of five years from the date of issuance.

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
March 31, 2011
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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 21 – Capital transactions

Stock split

On February 5, 2010, the Company affected a 1-for-20 reverse split of its outstanding common shares.  All references to share and per-share data for all periods presented in the consolidated financial statements have been adjusted to give effect to this stock split.

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
March 31, 2011
(UNAUDITED)

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

Under the Directors Plan, there were outstanding options exercisable to 4,792 shares of the Company’s common stock. Options exercisable for 1,666 shares of the Company’s common stock were granted on October 11, 2002, with exercise price of $36.00 per share and an expiration date of October 15, 2012. Options exercisable for 3,126 shares of the Company’s common stock were granted on November 16, 2004, with exercise price of $96.00 per share and an expiration date of November 16, 2014.

Under the Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with exercise price of $96.00 per share and an expiration date of November 14, 2014. Options exercisable for 273 shares of the Company’s common stock were granted on May 2, 2003, with an exercise price of $60.00 per share and an expiration date of May 2, 2010.

These outstanding options were fully vested before the completion of the reverse acquisition on February 5, 2010, and through March 31, 2011 no additional options had been granted.

The following consisted of the outstanding and exercisable options at March 31, 2011

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	3.36 years	$86.79	10,851	3.36 years	$86.79

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2009	-
Granted	11,124
Forfeited	273
Exercised	-
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2011 (unaudited)	10,851

Warrants

In connection with the equity financing disclosed in Note 20, the Company issued warrants exercisable into 3,906,643 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,973 shares of the Company’s common stock (“Existing warrants”) outstanding on February 5, 2010.

On July 1, 2010, the Company granted callable warrants underlying 50,000 shares of the Company’s common stock to exchange for consulting service. These warrants expire on July 1, 2015 with exercise price of $20.00, and such exercise price was changed to $15.00 in March 2011. The fair value of these warrants was $325,285, and was charged to general and administrative expense for the nine months ended March 31, 2011.

On November 12, 2010, warrants underlying 1,000 shares of the Company’s common stock were exercised at $6.00 per share.  The fair value of these warrants on the exercise date was $6,438. In the quarter ended March 31, 2011, 218,756 warrants underlying 218,756 shares of the Company’s common stock were exercised at $6.00 per share. The fair value of these warrants on the exercise date was $2,050,060.

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

As a result, the Existing warrants, which were previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment because the strike price of such warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. Therefore such warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of such warrants will be recognized currently in earnings until such time as such warrants are exercised or expire. The Company reclassified the fair value of such warrants of $631,002 from equity to liability status as if such warrants were treated as a derivative liability at February 5, 2010.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

As of March 31, 2011 and June 30, 2010, warrants that were exercisable into 3,906,853 and 4,076,609 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $15,041,496 and $30,436,087 at March 31, 2011 and June 30, 2010, respectively. The decrease of fair value of warrants was $13,663,378 and it was recorded as gain on change in fair value of warrants. Fair value of $2,056,498 in relation to the warrants exercised during the nine months ended March 31, 2011 was recorded to the additional paid in capital.  $325,285 was the fair value of the 50,000 warrants at the issuance date of July 1, 2010, which was charged to the general and administrative expense.

A summary of changes in warrant activity is presented as follows:

	Existing warrants @$48.00 (1)	Investor warrants @12.00 (2)	Callable warrants @$12.00 (3)(6)	Callable warrants @6.00 (4)(6)	Callable warrants @15.00 (5)(6)	Total

Outstanding, June 30, 2009	-	-		-	-	-
Granted	36,973	590,446	3,199,190	250,000	-	4,076,609
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted	-	-	-	-	50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	219,756	-	219,756
Outstanding, March 31, 2011 (unaudited)	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 6.03 years as of March 31, 2011.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 3.85 years as of March 31, 2011.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 3.95 and 3.97 years as of March 31, 2011, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 3.95 years as of March 31, 2011.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 4.25 years as of March 31, 2011.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 22 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2011 and 2010:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income (loss) for earnings per share	$17,138,441	$(36,876,262)	$25,630,716	$(25,592,586)

Weighted average shares used in basic computation	21,043,206	15,441,258	20,927,453	14,086,729
Diluted effect of warrants	14,126	-	13,799
Weighted average shares used in diluted computation	21,057,332	15,441,258	20,941,252	14,086,729
Earnings per share - Basic	$0.81	$(2.39)	$1.22	$(1.82)
Earnings per share – Diluted	$0.81	$(2.39)	$1.22	$(1.82)

As of March 31, 2011, the Company had warrants and option exercisable for 3,917,704 shares of the Company’s common stock in aggregate. For the three and nine months ended March 31, 2011, 3,887,460 of outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 30,244 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.

As of March 31, 2010, the Company had warrants and options exercisable for 4,082,458 shares of the Company’s common stock in aggregate.  For the three and nine months ended March, 31, 2010, all outstanding warrants and options were excluded from the diluted earnings per share calculation as the Company had net losses.

Note 23- Coal mine acquisitions

On August 10, 2010, Hongli entered two equity purchase agreements to acquire 60% of equity interests of Baofeng Shuangrui Coal Co., Ltd., which operates Shuangrui Coal Mine, and Baofeng Xingsheng Coal Co., Ltd., which operates Xingsheng Coal Mine, for total consideration of approximately $12.8 million (RMB 84 million). The coal mines, located in Baofeng County, Henan Province, are similar in size, each with 2 million metric tons of estimated coal reserves. Each mining company’s annual coal production is currently 150,000 metric tons.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Pursuant to the foregoing agreements, Hongli will pay the owners of each mining company an aggregate purchase price of $6.4 million (RMB 42million) in cash.

The purchase shall be made under the following schedule for each mining company:

1)
$1.5 million (RMB 10 million) of refundable deposit paid prior to signing the agreement to examine the mining company’s books and records, which amount was applied to the purchase price after signing the agreement.

2)	$1.83 million (RMB 12 million) within 30 business days from August 10, 2010;

3)	$0.76 million (RMB 5million) within 20 business days from the completion of the transfer of equity interests to Hongli;

4)	$0.76 million(RMB 5million) within six months from the completion of the transfer of equity interests to Hongli;

5)	The remaining balance within one year from the completion of the transfer of equity interests to Hongli;

6)	If total annual output is less than 150,000 metric tons, Hongli is entitled to an additional 10% of equity interests; and

7)	If coal reserves are less than 2 million metric tons, Hongli is entitled to an additional 10% of equity interests.

As of March 31, 2011, the Company had prepaid refundable deposit of $6.1 million (RMB 40 million) pursuant to the above schedule.  As of March 31, 2011, these two acquisitions had not been completed.

Additionally, during the year ended June 30, 2010, the Company prepaid $6,121,118 (RMB 40,138,476) in the aggregate to four potential acquisition targets, and on March 14, 2011, the Company prepaid an additional $610,587 (RMB 4,003,849) to one of the four targets.  Such prepayments were made in order to access and review their books and records.  As of March 31, 2011, prepayments to these four companies amounted to $6,731,705 in the aggregate, although no acquisition was completed.

Note 24 – Commitments and contingencies

Lease agreement:

The Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013 with monthly lease payment of $21,815 (RMB 145,529) and monthly management fee of $3,850 (RMB25,681).

The Company is also leasing an office place in Pingdingshan from October 1, 2010 to September 30, 2011 with monthly lease payment of $2,027 (RMB 13,520).

For the three and nine months ended March 31, 2011, lease expenses were $83,863 (RMB 554,190) and $243,139 (RMB 1,622,010), respectively. For the three and nine months ended March 31, 2010, lease expenses were $5,965   and $17,816, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

As of March 31, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended June 30,	Amount
2011	$83,073
2012	314,052
2013	307,973
Total	$705,098

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of the new coking facility and for equipment purchases. As of March 31, 2011, the total contract amount was approximately $29,236,000. The Company had make payments of approximately $17,823,000, and the remaining $11,413,000 will be paid based on construction progress.

Discounting of bank notes

On November 28, 2010, Hongli entered into an agreement with an un-related party, Pingdingshan Yong-Xin-Kang Trading Ltd. (“YXK”).  Pursuant to the agreement, YXK agrees to assist Hongli with discounting notes of $4.5million (RMB 30 million) based on discount rate of 5%. If YXK cannot collect money when such notes mature, YXK is eligible to exercise recourse rights and Hongli is responsible for the full amount of the face value of such notes, plus 1% penalty interest.

Application of notes payable

As disclosed in Note 9, on December 29, 2010, Hongli entered into an agreement with an un-related party, Baofeng County Honghao Coking Ltd (“Honghao”). Pursuant to the agreement, Hongli agrees to deposit approximately $2.3 million (RMB 15 million) into Honghao’s bank account as collateral, and Honghao agrees to obtain bank notes for approximately $4.6 million (RMB 30 million) from the bank for Hongli. Honghao will charge Hongli 0.5% of the face value of such bank notes as processing fees, and is entitle to exercise recourse rights against Hongli if Hongli is unable to repay the notes upon their maturity. As of March 31, 2011, $2.3 million had been deposited into Honghao’s bank account, and no bank notes had been issued.  Such deposit was refunded to the Company in full in May 2011.

Registered capital of Zhonghong

As described in Note 1, the remaining unpaid registered capital of Zhonghong, approximately $1,045,000 (RMB 7,010,000), has to be invested by December 20, 2015.

Increase of registered capital in Hongli

In order for Hongli to retain its coal trading license, the local government required Hongli to increase its registered capital.  The shareholders of Hongli satisfied the required payments for Hongli’s increased registered capital of $3,050,000 (RMB 20,000,000) effectively on August 26, 2010.  Hongli is in the process of registering the capital with the appropriate government authority.  Once such registration is completed, Hongyuan and the shareholders of Hongli will amend their contractual arrangements so that the Company can control the additional equity of Hongli as represented by the increased registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of March 31, 2011, the statutory surplus reserves of both Hongli and Hongchang Coal had reached 50% of each entity’s registered capital, Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong did not make any contribution to the statutory reserves as it had no operations as of March 31, 2011.

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

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of March 31, 2011 and June 30, 2010:

	March 31,2011 (unaudited)	June 30, 2010	50% of registered capital	Future contributions required as of March 31, 2011

Hongli	$548,204	$548,204	$548,204	$-
Hongguang	-	-	1,514,590	1,514,590
Hongchang	218,361	218,361	218,361	-
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	759,259	759,259
Statutory surplus reserve	766,565	766,565	4,540,414	3,773,849
Mine reproduction reserve	1,283,089	1,070,830	-	-
Total statutory reserve	$2,049,654	$1,837,395	$4,540,414	$3,773,849

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 26 – Related party transactions

Other receivables from related parties at March 31, 2011 and June 30, 2010 amounted to $0 and $477,052, respectively. Balance at June 30, 2010 represented advanced funds of $418,410 to Mr. Hui Zheng, a director and vice president of operation of Hongli, for him to perform business and acquisition development activities on behalf the Company, and over-repayment of $58,642 to Mr. Liuchang Yang.

The Company also received funds from its CEO. Payables to the CEO amounted to $380,622 and $51,381 at March 31, 2011 and June 30, 2010, respectively. Such payables are interest free, due on demand and will be settled by cash payment.

Note 27 – Subsequent events

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust Co., Ltd. (“Bairui”), an unrelated party, pursuant to which Bairui agrees to loan Hongli the sum of RMB 360 million (approximately $54.9 million), of which RMB 180 million (approximately $27.5 million) is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest of 6.3%. Such loan was issued on April 3, 2011.

In December 2010, the Company deposited $4,551,000 (RMB 30,000,000) with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state owned enterprise and qualified provincial-level mine consolidator, in connection with a joint-venture between Zhonghong and Henan Coal Seam Gas for the purpose of acquiring mines within Henan province.  The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd., obtained its business license on April 28, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2011 and 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.  All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) is a vertically integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”).  We use coal from both of our own mines and that of third-party mines to produce basic and value-added coal products including raw (unprocessed) coal, thermal coal, washed metallurgical coal, medium coal and coal slurries (by-products of the coal-washing process), and coke products including chemical and metallurgical coke and coal tar (a by-product of the coke manufacturing process).

Our business operations are conducted through Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), a PRC company that we control by a series of contractual arrangements between Hongli and Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”). Hongyuan is a PRC company wholly-owned by Top Favour Limited, a British Virgin Island company and our wholly-owned subsidiary.

Presently, our coke related activities are carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by a Hongli subsidiary, Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). However, it is our intention to transfer all coal related activities from Hongchang Coal to the joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this report. As a participant in the provincial-wide coal mine consolidation efforts, we also intend to carry out our acquisition plans through Hongyuan CSG (including all previously announced acquisitions), although no acquisition has been completed as of the date of this report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; valuation allowances for deferred income taxes; reserves for contingencies and litigation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

Estimate of recoverable coal reserves.  We capitalize our mineral rights at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated recoverable coal.  The Hongchang Mine was acquired in 2005 for a book value of $13,102,000 with estimated total recoverable coal of 1,215,000 metric tons ($10.78 per metric ton).  If the estimated recoverable coal reserves were to increase or decrease, future depletion expense would decrease or increase accordingly.

Estimate of asset impairment.  We evaluate long lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the Financial Accounting Standard Board’s (FASB’s) accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, and market trends.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on our review, we believe that, as of March 31, 2011, there was no impairment of long lived assets.

Estimate of valuation allowances for deferred income taxes. Effective January 1, 2007, we adopted FASB’s accounting standard which indicates a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  SinoCoking is incorporated in the United States and has incurred a net operating loss for as of March 31, 2011, which may be available to reduce future years’ taxable income.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S income tax purposes.  Accordingly, we have provided a 100% valuation allowance at March 31, 2011 and June 30, 2010.  Our management reviews this valuation allowance periodically and makes adjustments as necessary.

Estimate of reserves for contingencies and litigation.  From time to time, we may be involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation that would have a significant effect on our consolidated financial statements as of March 31, 2011.

Estimate of the fair value and accounting treatment of certain financial instruments.  We use the FASB’s accounting standard regarding fair value of financial instruments and related fair value measurements.  Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.  The three levels of valuation hierarchy are defined as follows:

•	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value.

Our warrants are not traded on an active securities market; therefore, we estimate the fair value of our warrants using the Cox-Ross-Rubinstein binomial model on their issuance dates and on March 31, 2011 using the Level 3 valuation hierarchy.

Due to the short trading history of our common stock, expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets.  Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants.  We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the warrants.  The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

Revenue Recognition

We recognize revenue from the sale of coal and coke, our principal products, at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations on our part exist and collectability is reasonably assured.  This generally occurs when coal or coke is loaded onto trains or trucks at one of our loading facilities or at third-party facilities.  Accordingly, management is required to apply its own judgment regarding collectability based on its experience and knowledge of its current customers, and thus exercise a certain degree of discretion.

Hongguang Power generates electricity which is mostly used internally by Baofeng Coking.  The accounting effect of this activity is that we include the cost of production of electricity in our overall operating costs.  Any surplus electricity generated by Hongguang Power is required by local regulation to be supplied and sold to the national power grid.  The value of the surplus electricity would be calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Accounts Receivables

During the normal course of business, we extend short-term unsecured credit to our customers; however, collection normally occurs within 90 days.  Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk.  Accounts considered uncollectible are written off.  We regularly review the creditworthiness of our customers and, based on the results of the credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

For the three and nine months ended March 31, 2011 and 2010, based on management’s judgment regarding collectability, no reserve for uncollectable accounts has been made.  If the composition and nature of our customer base were to significantly change, if we were to begin extending longer term credit to our customers, if conditions became apparent that prompt management to question the collectability of accounts receivable, or if any combination of these or other similar factors arise, then this could oblige management to establish a reserve for uncollectible accounts, which would have an adverse effect of the value of reported accounts receivable.

Intangible - Mineral Rights

Mining and mine assets are a significant portion of our business, and our use of the “units-of-production” method of amortization has important effects on how our mining activities and assets are reported.  Under this method, the tonnage of actual coal extracted, as a percentage of estimated recoverable coal, is used to calculate depletion expense for a given period.  The remainder of estimated recoverable coal in the ground is reported as an intangible asset on our balance sheet, also based on the percentage of estimated recoverable coal that remains in the ground.  See also our discussion of estimates of recoverable coal above in “Use of Estimates.”

For the three and nine months ended March 31, 2011, a total of 32,041 and 97,655 metric tons of coal were extracted from the Hongchang Mine, respectively, which represent 2.64 % and 8.04% of the mine’s total estimated recoverable coal, respectively.  We recorded a depletion expense of $379,136 and $1,126,286 for the three and nine months ended March 31, 2011, respectively.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. As a result of the adoption of this ASU, we expanded our disclosures related to our receivables.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of this ASU and expect the adoption of this ASU will have an impact on our future business combinations.

Results of Operations

Three and Nine Months Ended March 31, 2011 as Compared to Three and Nine Months Ended March 31, 2010

General. With coal production throughout Henan Province significantly affected by the ongoing consolidation initiative throughout the three and nine months ended March 31, 2011, coal supply remained tight during these periods.  Since the shutdown of mining operations in late June 2010 in connection with an industry-wide safety inspection prompted by the consolidation initiative, some mines (including our Hongchang Mine) were allowed to resume operations in late 2010, albeit at only 50% capacity.  Coupled with the seasonal spike in heating demand, however, such limited resumption of coal production did not alleviate the coal supply situation, which we believe will continue until consolidation ends and coal outputs can resume at pre-consolidation levels.

Based on currently available information from the provincial government, the consolidation initiative that began in late 2009 is expected to conclude by the end of 2011.  Through Zhonghong, we have established Hongyuan CSG, a joint-venture with the state-owned Henan Coal Seam Gas, and intend to carry out and complete our previously announced acquisitions under the framework of this joint-venture in lieu of proceeding on our own.  We also intend to transfer all coal related activities currently carried out by Hongchang Coal (including the Hongchang Mine) to, and to carry out such activities under, Hongyuan CSG, although such transfer has not yet been carried out as of the date of this report.

Revenue.  Our revenue for the three months ended March 31, 2011 increased by $4,624,967, or 30.33%, from the same period a year ago, due to increased selling prices for coal and coke products as well as increased coal tar and washed coal sales, although sales volumes of coke and raw coal decreased.  44.82% of the revenue for the three months ended March 31, 2011 period came from coke products and 55.18% from coal products, as compared to 56.89% from coke products and 43.11% from coal products for the same period a year ago.  The percentage changes reflect the tight working capital situation of many in China’s steel industry due to the country’s inflationary control policies that remains in effect to date.  Our coke sales accordingly reduced during the three months ended March 31, 2011 despite improved market demand as we reduced credits that we would otherwise extend to coke customers.

Our revenue for the nine months ended March 31, 2011, increased by $1,485,342, or 3.09%, from the same period a year ago, primarily due to increased selling prices for coal and coke products as well as increased sales volumes for coke, coal tar, and washed coal, although raw coal sales decreased.  55.58% of the revenue for the nine months ended March 31, 2011 period came from coke products and 44.42% from coal products, as compared to 48.23% from coke products and 51.77% from coal products for the same period a year ago.  The percentage changes reflect the overall improved market demand for coke for the nine months ended March 31, 2011 as compared to the same period in 2010, and our adjustments accordingly in the types of products sold.

Revenue from and quantity of products sold for the three months ended March 31, 2010 and 2011, categorized by product type (coke products and coal products), are as follows:

	Revenue
	Coke Products	Coal Products	Total
Revenue
Three Months Ended March 31, 2010	$8,674,330	$6,573,164	$15,247,494
Three Months Ended March 31, 2011	8,906,225	10,966,236	19,872,461
Increase in US$	$231,895	$4,393,072	$4,624,967
% Increase in US$	2.67%	66.83%	30.33%

Quantity Sold (metric tons)
Three Months Ended March 31, 2010	39,585	97,934	137,519
Three Months Ended March 31, 2011	37,656	94,307	131,963
Decrease	(1,929)	(3,627)	(5,556)
% Decrease	(4.87)%	(3.70)%	(4.04)%

Revenue from and quantity of products sold for the nine months ended March 31, 2010 and 2011, categorized by product type (coke products and coal products), are as follows:

	Revenue
	Coke Products	Coal Products	Total
Revenue
Nine Months Ended March 31, 2010	$23,219,040	$24,921,873	$48,140,913
Nine Months Ended March 31, 2011	27,579,810	22,046,445	49,626,255
Increase (decrease) in US$	$4,360,770	$(2,875,428)	$1,485,342
% Increase (decrease) in US$	18.78%	(11.54)%	3.09%

Quantity Sold (metric tons)
Nine Months Ended March 31, 2010	112,204	343,006	455,210
Nine Months Ended March 31, 2011	117,998	210,115	328,113
Increase (decrease)	5,795	(132,891)	(127,097)
% Increase (decrease)	5.16%	(38.74)%	(27.92)%

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

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.   For the three and nine months ended March 31, 2011, however, the coal supply situation was a key, if not the determinative, factor for our selling prices during these periods.

Average selling prices per metric ton for our four principal product categories during the three months ended March 31, 2010 and 2011 are as follows:

	Coke	Coal Tar	Raw Coal	Washed Coal
Average Selling Prices
Three Months Ended March 31, 2010	$219	$220	$67	$0
Three Months Ended March 31, 2011	236	244	81	183
Increase in US$	$17	$24	$14	$183
% Increase	7.76%	10.91%	20.90%	-%

Average selling prices per metric ton for our four principal product categories during the nine months ended March 31, 2010 and 2011 are as follows:

	Coke	Coal Tar	Raw Coal	Washed Coal
Average Selling Prices
Nine Months Ended March 31, 2010	$207	$207	$62	$129
Nine Months Ended March 31, 2011	233	242	72	178
Increase in US$	$26	$35	$10	$49
% Increase	12.56%	16.91%	16.13%	37.98%

While improved coke demand during the three and nine months ended March 31, 2011 partly explains the increase in coke selling prices for both 2011 periods, high coal material price from continuing tight coal supply in the market is the principal driver of the higher coke price.

The increase in coal tar selling prices reflects continuing improved market condition for the product during the three and nine months ended March 31, 2011. Coal tar pricing is affected by a variety of factors, as it can be used by different industries as raw material, including chemical, agricultural fertilizer and construction material industries

The average selling price of raw coal is calculated based on the weight of unprocessed coal, coal byproducts from coal washing process, and mixed thermal coal.  In general, average selling prices for our coal products are heavily influenced by changes in the mixtures of coals (with different compositions and heat content) sold to customers. The coal supply situation during the three and nine months ended March 31, 2011, however, made coal products more expensive, irrespective of composition or heat content.

Revenue from coke products for the three months ended March 31, 2010 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Three Months Ended March 31, 2010	$8,315,510	$358,820	$8,674,330
Three Months Ended March 31, 2011	7,807,796	1,098,429	8,906,225
Increase (decrease) in US$	$(507,714)	$739,609	$231,895
% Increase (decrease)	(6.11)%	206.12%	2.67%

Quantity Sold (metric tons)
Three Months Ended March 31, 2010	37,952	1,633	39,585
Three Months Ended March 31, 2011	33,153	4,503	37,656
Increase (decrease)	(4,799)	2,870	(1,929)
% Increase (decrease)	(12.64)%	175.75%	(4.87)%

Revenue from coke products for the nine months ended March 31, 2010 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Nine Months Ended March 31, 2010	$22,268,692	$950,348	$23,219,040
Nine Months Ended March 31, 2011	25,259,342	2,320,468	27,579,810
Increase in US$	$2,990,650	$1,370,120	$4,360,770
% Increase	13.43%	144.17%	18.78%

Quantity Sold (metric tons)
Nine Months Ended March 31, 2010	107,622	4,582	112,204
Nine Months Ended March 31, 2011	108,407	9,591	117,998
Increase	785	5,009	5,795
% Increase	0.73%	109.32%	5.16%

Coke revenue for the three months ended March 31, 2011 decreased 6.11%, from a year ago.  As discussed earlier, we had to reduce credits extended to coke customers in response to the tight working capital situation for the Chinese steel industry in general, which resulted in lower coke sales for the three months ended March 31, 2011 despite higher selling price during the period from improved demand.   On the other hand, coke revenue for the nine months ended March 31, 2011 increased by 13.43%, as coke demand improved overall in spite of a soft market during the three months ended December 31, 2010.  Our coke revenue also benefited from higher selling price.

Coal tar revenue improved for both the three and nine months ended March 31, 2011 from a year ago from higher selling price and sales volume driven by improved market conditions for the industries that use this product.

Revenue from coal products for the three months ended March 31, 2010 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Three Months Ended March 31, 2010	$6,573,164	$0	$6,573,164
Three Months Ended March 31, 2011	4,961,427	6,004,809	10,966,236
Increase (decrease) in US$	$(1,611,737)	6,004,809	4,393,072
% Increase (decrease) in US$	(24.52)%	-%	66.83%

Quantity Sold (metric tons)
Three Months Ended March 31, 2010	97,934	0	97,934
Three Months Ended March 31, 2011	61,437	32,870	94,307
Increase (decrease)	(36,497)	32,870	(3,627)
% Increase (decrease)	(37.27)%	-%	(3.70)%

Revenue from coal products for the nine months ended March 31, 2010 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Nine Months Ended March 31, 2010	$17,729,428	$7,192,445	$24,921,873
Nine Months Ended March 31, 2011	10,473,711	11,572,674	22,046,445
Increase (decrease) in US$	$(7,255,657)	4,380,229	(2,875,428)
% Increase (decrease) in US$	(40.92)%	60.90%	(11.54)%

Quantity Sold (metric tons)
Nine Months Ended March 31, 2010	287,084	55,922	343,006
Nine Months Ended March 31, 2011	144,933	65,182	210,115
Increase (decrease)	(142,151)	9,260	(132,891)
% Increase (decrease)	(49.52)%	16.56%	(38.74)%

Our raw coal sales sharply decreased, both in terms of revenue and volume, for the three and nine months periods ended March 31, 2011, as compared to the same periods of 2010, as we had limited amount of coal available to sell, even with the limited resumption of operations at our Hongchang Mine in late 2010.  In the past, we would engage in coal trading when prices are stable at seasonally high levels, or at levels that are considered above historical norms, such as during the three months ended September 30, 2009.  However, because of the tight coal supply situation during the entire nine-month period ended March 31, 2011, we could not source enough raw coal to engage in coal trading at our previous levels.

On the other hand, we sold washed coal during the three and nine months periods ended March 31, 2011, as compared to the same periods a year ago when we were stockpiling our inventory in anticipation of increasing coke production and thus did not sell any after September 30, 2009.  With the soft coke market during the previous (December) fiscal quarter and given the working capital situation of the Chinese steel industry during this (March) fiscal quarter, however, we shifted our washed coal inventory into the market to take advantage of high selling price created by the tight coal supply.  Management however, does not anticipate doing so will impact our coking operations in the near term.

Cost of Revenue. Cost of revenue increased to $12,636,751 for the three months ended March 31, 2011, from $9,605,889 a year ago.  The increase resulted from higher coal material costs as well as the sales of washed coal which we did not engage in a year ago.  Cost of revenue increased to $30,635,815 for the nine months ended March 31, 2011, from $27,411,765 a year ago, also from higher coal material costs, but also from increased coke sales.

Gross Profit.  Revenue from sales of washed coal and coal tar contributed to the $7,235,710 in gross profit for the three months ended March 31, 2011, from $5,641,605 a year ago, despite the lower coal and coke sales period over period.  Gross profit for the nine months ended March 31, 2011, however, decreased to $18,990,440, from $20,729,148 a year ago, as higher coke, coal tar and washed coal sales could not make up for the significant decrease in coal sales and higher coal material costs overall as compared to a year ago.

Gross profit as a percentage of revenue, or gross margin, for all product categories decreased to 36.41% for the three months ended March 31, 2011, from 37% for the same period of 2010.  Similarly, gross margin across all product categories for the nine month period ended March 31, 2011, decreased to 38.27% from 43.06% a year ago.  Although our revenue increased by 30.33% and 3.09% for three and nine months ended March 31, 2011, respectively, as compared to the same periods a year ago, total cost of revenue for the three and nine months ended March 31, 2011 increased by 31.55%, and 11.76% from the same periods a year ago, respectively, due higher overall coal material costs.  Such disproportionate increase in cost of revenue as compared to revenue resulted in lower gross margin for the three and nine months ended March 31, 2011 when compared to a year ago.

Operating Expenses. Operating expenses, which consist of selling expenses and general and administrative expenses, were $946,178 and 2,773,732 for the three and nine month periods ended March 31, 2011, respectively, down by $519,434 but up by $549,527 from the same periods a year ago, respectively.  During the three months ended March 31, 2010, in addition to legal and accounting fees associated with meeting our reporting obligations as a U.S. public company, we also incurred legal and accounting expenses in connection with our equity financing that completed in March 2010, which resulted in higher expenses when compared to the same period in 2011.  However, higher salaries, rent and travel expenses attributed to higher operating expenses for the nine months ended March 31, 2011 as compared to the same period a year ago.

Other Income and Expense. Other income and expense includes finance expense, income and expense not directly related to our principal operations, and change in fair value of warrants.

Finance expense, which consists of interest and other bank charges, was $119,311 for the three months ended March 31, 2011, as compared to $8,666 a year ago, from interest on a $15 million bank loan that we obtained in May 2010.  Finance expense for the nine months ended March 31, 2011 was $689,367, as compared to $124,629 a year ago, for the same reason.

We had other expense of $542 for the three months ended March 31, 2011, as compared to $109,980 of other income a year ago as we recognized $109,980 in other income resulting from recovery of bad debt that we previously wrote off for the three months ended March 31, 2010.  We had other expense of $109,929 for the nine months ended March 31, 2011, as compared to $109,791 of other income a year ago.  In December 2010, we paid $52,465 in fine for not timely renewing the safety production license of our coking plant, which expired in December 2010.  The license was renewed on March 29, 2011.  In addition, we incurred currency translation loss of $57,464 for the nine months ended March 31, 2011.

Change in fair value of warrants amounted to $12,191,235 and $13,663,378 in gain for the three and nine months ended March 31, 2011, respectively, as compared to $39,869,662 and $39,869,662 of loss for the three and nine months ended March 31, 2010.  Because our functional currency is denominated in the Chinese Renminbi (“RMB”), our warrants cannot be considered indexed to our own common stock and, as such, we must record them as derivative instruments and recognize any change in their fair value in our earnings.  The primary factor affecting the fair value of the warrants is the price of our common stock during the relevant period.  Lower stock prices during the three and nine months ended March 31, 2011, as compared to higher stock prices during the same periods a year ago, resulted in the gains for the 2011 periods but the losses for the 2010 periods.

Provision for Income Taxes. Provision for income taxes decreased by $61,434 for the three months ended March 31, 2011, as compared to the same period in 2010.  During 2009, Hongchang Coal was taxed a fixed amount irrespective of its actual taxable income.  As such arrangement expired on December 31, 2009, we accrued for income tax attributable to Hongchang Coal based on the statutory rate of 25%, which amount is higher than the fixed amount.  We were subsequently notified by the local tax bureau that Hongchang Coal would continue to be taxed at the same fixed amount for 2010 and 2011, which resulted in lower income tax provision overall for the three months ended March 31, 2011 as compared to the same period in 2010.  Provision for income taxes decreased by $762,955 for the nine months ended March 31, 2011 as compared to the same period in 2010 due to the decrease of operating income for the 2011 period as compared to the 2010 period, as well as the effect of the accrual for Hongchang Coal’s income tax described earlier.

Net (loss) income.  Including the change in fair value of warrants, we report net income of $17,138,441 for the three months ended March 31, 2011, as compared to net loss of $36,876,262 a year ago, an increase of $54,014,703, and net income of $25,630,716 and net loss of $25,592,586 for the nine months ended March 31, 2011 and 2010, respectively, an increase of $51,223,302.  We use non-GAAP adjusted net (loss) income to measure the performance of our business internally by excluding non-cash charges and gains related to warrants, and believes that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects our essential operating activities and provides a consistent method of comparison to historical periods.  We believe that providing this non-GAAP measure is useful to investors for a number of reasons.  The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges.  In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges and gains are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net (loss) income.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net (loss) income	$17,138,441	$(36,876,262)	$25,630,716	$(25,592,586)
Change in fair value of warrant liabilities	12,191,235	(39,869,662)	13,663,378	(39,869,662)
Adjusted net income	$4,947,206	$2,993,400	$11,967,338	$14,277,076

(Loss) earnings per share - basic	$0.81	$(2.39)	$1.22	$(1.82)
(Loss) earnings per share - diluted	$0.81	$(2.39)	$1.22	$(1.82)
Adjusted earnings per share - basic	$0.24	$0.19	$0.57	$1.01
Adjusted earnings per share - diluted	$0.23	$0.17	$0.57	$0.95

Weighted average number of common shares - basic	21,043,206	15,441,258	20,927,453	14,086,729
Weighted average number of common shares - diluted	21,057,332	15,441,258	20,941,252	14,086,729
Adjusted average number of common shares - basic	21,043,206	15,441,258	20,927,453	14,086,729
Adjusted average number of common shares - diluted	21,057,332	17,365,827	20,941,252	14,954,478

Excluding non-cash expenses, our adjusted net income for the three months ended March 31, 2011 and 2010 was $4,947,206 and $2,993,400, respectively, or $0.24 and $0.19 basic earnings per share for the three months ended March 31, 2011 and 2010, respectively and $0.23 and $0.17 diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively. Adjusted net income for the nine months ended March 31, 2011 and 2010 was $11,967,338and $14,277,076, respectively, and $0.57 and $1.01 basic earnings per share for the nine months ended March 31, 2011 and 2010, respectively, and $0.57 and $0.95 diluted earnings per share for the nine months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Nine months ended March 31
	2011	2010
Net cash provided by (used in) operating activities	$(4,577,923)	$10,200,824
Net cash used in investing activities	(10,266,874)	(19,041,739)
Net cash provided by financing activities	$2,344,166	$38,964,185

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2011 was $4,577,923, as compared to net cash provided by operating activities of $10,200,824 for the same period ended March 31, 2010.

During the nine months ended March 31, 2011, cash inflows mainly resulted from an increase of depreciation, amortization and tax payable, in the amount of $1,074,925, $1,175,244, and $367,959, respectively.  The cash inflows were offset by the following: (1) increase in accounts receivable of approximately $10.2 million, (2) increase in other receivables of approximately $2.0 million, (3) increase in inventories of approximately $5.0 million, and (4) increase in notes receivables of approximately $1.9 million.  The accounts receivable increase was caused by credit tightening measures taken by the government near the end of 2010 to control inflation, which impacted Chinese steel factories that rely heavily on their bank credit lines.  The increase in other receivables is largely accounted for by the approximately $2.3 million in receivables from an unrelated party to apply for RMB 30 million of bank notes on our behalf.  We increased our inventories to maintain sufficient level of washed coal for trading.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2011 decreased to $10,266,874 from $19,041,739 for the same period in 2010.  Funds used for the 2011 period included approximately $8.1 million of refundable deposits made in connection with coal mine acquisitions, approximately $3.5 million for purchase of additional land use rights to expand the site of our new coking plant still under construction, prepayments and payments of approximately $2.5 million to contractors and equipment vendors in connection with the new coking plant, and long-term investment of approximately $1.2 million to Pingdingshan Xinhua District Rural Credit Union. We also loaned approximately $4.6 million in the aggregate to two unrelated parties, of which approximately $2.5 million was refunded. We also received approximately $4.6 million in refund from contractors with whom we cancelled our contracts.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine month period ended March 31, 2011 was $2,344,166, as compared to $38,964,185 the same period in 2010.

During the nine months periods ended March 31, 2011, the cash inflows were from change in restricted cash, cash proceeds from exercise of warrants and cash proceeds from related parties.  We paid off all bank notes issued under our arrangements with Shanghai Pudong Development Bank (“SPDB”) and Pingdingshan Rural Cooperative Bank (“Pingdingshan Cooperative”), and the two banks released the restricted cash securing such notes in the amount of approximately $10.7 million (RMB 70 million) in total.  We deposited approximately $2.3 million (RMB 15 million) with Pingdingshan City Rural Credit Union (“Pingdingshan Credit Union”) to allow Hongguang Power to issue $4,575,000 (RMB 30 million) of notes, resulting in change in restricted cash in the amount of $3,747,500.  We received cash proceeds of $1,318,536 from exercise of 218,756 warrants at $6.00 per share.  Our chairman, Mr. Jianhua Lv, loaned us $316,720 for working capital.  One of our directors, Mr. Liuchang Yang, returned funds that we previously overpaid him in connection with a loan he made to us, and Mr. Hui Zheng, a director and vice president of operation of Hongli, paid us funds previously advanced to him to perform business and acquisition development activities on our behalf, in the aggregate amount of $484,060.

The foregoing cash inflows were offset by our note repayments to SPDB and Pingdingshan Cooperative, in the aggregate amount of $19,487,000 (RMB 130 million) based on $16,489,000 (RMB 110 million) of notes issued during the nine months ended March 31, 2011, which resulted in change in notes payables of $2,998,000.  We also paid off $524,650 in short-term loan obtained from an unrelated party.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including from our major shareholders such as our chairman, Mr. Jianhua Lv, and Mr. Liuchang Yang, who sits on our board of directors.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% of the face value of the notes as well as guarantee from Mr. Lv, Hongli or an unrelated third party.  We currently have such arrangements with three banks.  Under our arrangements with SPDB, we are subject to a diligence review for each note issued, and SPDB charges us a processing fee based on 0.05% of the face value of each note.  Under our arrangement with Pingdingshan Cooperative, we have a line of credit of $30.3 million.  Although Pingdingshan Cooperative also charges the same processing fee as SPDB, we are not subject to a diligence review for each note so long as the aggregate amount of notes issued does not exceed our credit limit. As of March 31, 2011, we had paid off all of our obligations with respect to notes issued through these two banks, totaling approximately $19.7 million in the aggregate, and the banks had released the approximately $10.6 million that we had deposited with them as security.  On January 31, 2011, $2,287,500 (RMB 15,000,000) was deposited with Pingdingshan Credit Union to enable Hongguang Power to issue notes. As of March 31, 2011, however, no formal agreement was entered into with Pingdingshan Credit Union, and no note issued under this arrangement.

In addition, on December 29, 2010, we entered into an agreement with Baofeng County Honghao Coking Ltd (“Honghao”), an unrelated third-party, pursuant to which Honghao agrees to obtain bank notes of approximately $4.5 million from a bank on our behalf.  Under this agreement, we deposited approximately $2.3 million into Honghao’s bank account as collateral. Such deposit was refunded to us in full in May 2011.

In January 2011, in connection with our temporary cancellation of purchase order with Zhengzhou Coal Industry Group (“Zhengzhou Coal”) in December 2010, we took back approximately $1.7 million of our prepayments with the company in order to increase our working capital.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust Co., Ltd. (“Bairui”), pursuant to which Bairui agreed to loan Hongli the sum of RMB 360 million (approximately $54.9 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest of 6.3%. Bairui made the loan to Hongli on April 3, 2011.

Our business plan involves growing our business through: (1) expansion and modernization of our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; and (4) strategic cooperation with Zhengzhou Coal to indirectly control coal resource, secure our internal material requirements (including for our new coking facility still under construction) and stable supply for coal trading, and increase our product offerings and profitability through purifying and selecting high-demand level 10 washed coal.

Of the foregoing, the two major initiatives that we have initiated and that are expected to require capital resources are:

1.
New Coking Facility.  On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City.  Because the new facility will share the electricity, water and heating systems of our existing facilities, we are revising our previously estimated cost for the new facility from approximately $70 million to approximately $60 million, including the cost of acquiring additional land use rights to expand the site of the new facility, estimated at $10.6 million.  Construction is expected to be completed by the end of June 2011, and production immediately thereafter.  On October 12, 2010, Pingdingshan Cooperative extended by one year its non-binding letter of intent to loan us up to RMB 300 million (approximately $45 million) for construction of this facility.  Loan would be subject to approval of our loan application, which had not been submitted as of March 31, 2011.

2.
Mine Acquisitions. In February 2010, we announced our plans to acquire private coal mines in Henan Province.   In August 2010, we entered into two agreements to acquire two coal mine companies in Baofeng County, and have paid approximately $6.1 million in refundable deposit in connection with these acquisitions as of March 31, 2010.  Between May and September, 2010, we also paid refundable deposits of approximately $6.1 million in the aggregate to four additional potential targets in order to access and examine their books and records.  We intend to complete all such acquisitions through Hongyuan CSG, our joint-venture with the state-owned Henan Coal Seam Gas, although no acquisition was completed as of March 31, 2011.  We also intend to transfer all coal related activities to Hongyuan CSG, including the operation of our Hongchang Mine, although no such transfer was carried out as of March 31, 2011.

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

Capital Expenditures

During the nine months period ended March 31, 2011, we had capital expenditures of $12.8 million, as compared to $19 million for the same period in 2010.  These capital expenditures were made partly in connection with the new coking facility currently under construction, including $3.5 million toward acquiring land use rights to expand the site for the new coking facility and $2.5 million in construction-related expenditures, and partly in connection with our acquisition efforts, using $8.1 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.  However, in order to manage the foreign exchange risks, the company may in the future engage in hedging activities to manage its financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible. Currently, we do not engage in any of these types of currency hedging transactions.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities.  At March 31, 2011, the Company had approximately $24.4 million in cash.  A hypothetical 10% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. All of our sales and purchase inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenue and profitability as the results are translated into U.S. Dollars for reporting purposes.  However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Commodity Prices. We are a coal and coke producer, and as discussed elsewhere in this report, our business is affected by prevailing market prices for coal and coke.  However, we do not currently engage in any hedging activities, such as futures, forwards, or options contracts, with respect to any of our inputs or products.

Off-Balance Sheet Arrangements. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2011. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2011 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal periods covered thereby in all material respects.

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

As of the end of its most recent fiscal year, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of March 31, 2011, such internal control over financial reporting was not effective because of the material weakness described below.

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

(a)
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

(b)
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

(c)
Inadequate control on corporate governance - During this fiscal year, we made certain material amount of purchases, a short-term third-party loan and a related-party loan repayment without proper preapproval process in accordance with the internal control policy over cash disbursements.

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

During the three months ended March 31, 2011, the Company issued an aggregate of 215,453 shares of common stock to certain holders of the Company’s warrants issued in connection with its equity financing that closed in March 2010, upon exercise by such holders of their warrants.  The warrants were exercised at an exercise price of $6.00 per share, for total proceeds of $1,292,718, which will be used for general working capital.  The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act.

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

10.38	Loan Agreement by and between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Bairei Trust Co., Ltd. dated as of April 2, 2011 (21)

10.39	Security Deposit Payment Agreement by and between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Bairei Trust Co., Ltd. dated as of April 2, 2011 (21)

10.40	Guarantee Agreement by and between Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. and Bairei Trust Co., Ltd. dated as of April 2, 2011 (21)

14	Code of Ethics (16)

21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (15)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*   Filed herewith.
** Denotes an agreement with management.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed by the Company on November 13, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 11, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 30, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 9, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 23, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 15, 2009.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(14)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on July 2, 2002.

(15)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(16)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(17)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(18)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(19)	Incorporated by reference to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 11, 2010.

(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

(21)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 2, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)