Form 10-K
period 2011-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-09-13
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $162.8 million based on a closing price of $11.97 per share of common stock as reported on such date.

The registrant had a total of 21,090,948 shares of common stock outstanding as of September 6, 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED JUNE 30, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports filed by the registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

In this Report, “we,” “our,” “us,” “SinoCoking” or the “Company” sometimes refers collectively to SinoCoking Coal and Coke Chemical Industries, Inc. and its subsidiaries and affiliated companies.

PART I

ITEM 1. BUSINESS

General Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (the “Company”) is a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products include raw coal, washed coal, “medium” coal and slurries, coke and coal tar. We also generate electricity with gas emitted during the coking process, which we use primarily to power our operations.

All of our business operations are conducted by Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), which we control through contractual arrangements that Hongli and its owners have entered into with Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”). These contractual arrangements provide for management and control rights, and in addition entitle us to receive the earnings and control the assets of Hongli. Hongyuan is wholly-owned by Top Favour Limited (“Top Favour”), our wholly-owned subsidiary. Other than our interests in the contractual arrangements, neither we, Top Favour nor Hongyuan own any equity interests in Hongli.

Currently:

•	coking related operations are carried out by Baofeng Coking Factory (“Baofeng Coking), a branch of Hongli;

•	coal related operations are under the following subsidiaries of Hongli:

o	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
o	Baofeng Shunli Coal Ming Co., Ltd. (“Shunli Coal”), which is wholly-owned by Hongchang Coal;
o	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”); and
o	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”);

and

•	electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

It is our intention to transfer all coal related operations from Hongli’s subsidiaries to a joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), which equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements.

In addition, once we complete construction of our new coking plant, we intend to operate the plant through a newly established subsidiary of Hongli, Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”). As of the date of this Report, however, construction has not been completed.

History and Corporate Structure

We were incorporated in Florida on September 30, 1996, originally under the name “J. B. Financial Services, Inc.” From the date of incorporation until August 24, 1999, we had no material business and no material revenues, expenses, assets or liabilities. We changed our name to “Ableauctions.com, Inc.” on July 19, 1999, and subsequently operated an online auction business and a real estate business.

On December 30, 2009, our shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009, with Top Favour under which we agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 13,117,952 shares of our common stock to the shareholders of Top Favour (the “Share Exchange”). The Share Exchange was consummated on February 5, 2010 (the “Closing Date”). On the Closing Date:

•	we ceased operating all of our businesses that existed and were held prior to the Closing Date;

•
we changed our name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour, and effected a 1-for-20 reverse stock split of our issued and outstanding shares of common stock, by filing an amendment to our articles of incorporation with Florida’s Department of State;

•	all of our directors and officers prior to the Share Exchange resigned, and successor officers and directors designated by Top Favour were appointed to our board of directors and management;

•
all of our pre-Share Exchange assets (e.g., relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”), including the capital stock of our pre-Share Exchange subsidiaries;

•	the Liquidating Trust assumed all of our pre-Share Exchange liabilities;

•	Top Favour and its subsidiaries and controlled companies became our subsidiaries and controlled companies; and

•	the business, operations and assets of Top Favour (e.g., production of coal, coke and electricity) became our sole business, operations and assets.

On March 11, 2010 we completed two private placement financings, pursuant to exemptions under Regulation S and Regulation D respectively, in which we sold and issued a total of 7,344,935 shares of common stock, and five-year warrants for the purchase of an additional 3,789,631 shares of common stock, resulting in aggregate proceeds of $44 million (collectively referred to as the “Financing”). The Financing was conducted pursuant to Securities Purchase Agreements dated February 5, 2010 and March 10, 2010, in two closings. The registration statement to register the shares of common stock issued or underlying the securities issued in connection with the Financing was filed on May 11, 2010 and was declared effective on September 13, 2010.

Top Favour

Top Favour is a holding company incorporated in the British Virgin Islands on July 2, 2008. Top Favour was formed by the owners of Hongli as a special vehicle for raising capital outside of the PRC. Other than holding 100% of the equity interests in Hongyuan, Top Favour has no operations of its own.

Hongyuan

Hongyuan is a PRC limited liability company with registered capital of $3 million and is the wholly-owned subsidiary of Top Favour. Hongyuan was approved as a wholly foreign owned enterprise (“WFOE”) by the Henan provincial government on February 26, 2009 and formally organized on March 18, 2009. Other than activities relating to its contractual arrangements with Hongli, Hongyuan has no separate operations of its own.

Hongli

Hongli is a limited liability company organized in the PRC on July 5, 1996 with registered capital of 8,808,000 Renminbi (“RMB”) (approximately $1,055,248), held by four Chinese nationals: 83.66% by Mr. Jianhua Lv, our chairman and chief executive officer, 6.44% by Ms. Xin Zheng, 4.95% by Mr. Wenqi Xu, and 4.95% by Mr. Guoxiang Song. In August 2010, the Pingdingshan municipal government notified Hongli to increase its registered capital to RMB 28,080,000 (approximately $4,001,248) in order to maintain its coal trading license. Accordingly, the owners of Hongli contributed the additional registered capital in full in August 2010, although not in proportion to their original ownership percentages: Mr. Lv and Ms. Zheng increased their holdings to 85.40% and 9.19%, respectively, while Mr. Xu and Mr. Song decreased their holdings to 3.99% and 1.42%, respectively. Registration of such additional contribution and change in ownership percentages with the Administration for Industry and Commerce (“AIC”) of Pingdingshan was completed in April 2011.

Currently, Hongli has a branch, seven subsidiaries and a joint venture as follows (collectively “Hongli Group”):

Branch:

•	Baofeng Coking was established on May 31, 2002 as a branch of Hongli, and operates our existing coking plant.

Subsidiaries:

•
Hongchang Coal is a limited liability company formed in the PRC on July 19, 2007 with registered capital of RMB 3 million (approximately $396,000). Hongchang Coal is a wholly-owned subsidiary of Hongli and holds the rights to mine Hongchang coal mine. While the mine has received clearance to resume full operation, the mine is currently undergoing operational and safety upgrades and has been operating at approximately 50% capacity (see “Our Products and Operations – Coal Mining” below).

•	Hongguang Power is a limited liability company formed in the PRC on August 1, 2006 with registered capital of RMB 22 million (approximately $2,756,600). Hongguang Power is wholly owned by Hongli.

•
Hongrun is a limited liability company formed in the PRC on May 17, 2011 with registered capital of RMB 30 million (approximately $4,620,000). Hongrun is a wholly-owned subsidiary of Hongli. We intend to operate our new coking plant through Hongrun. As the date of this Report, Hongrun has not commenced operations as construction of the new coking plant has not been completed.

•
Shuangrui Coal* is a limited liability company formed in the PRC on March 17, 2009 with registered capital of RMB 4,029,960 (approximately $620,000). Hongli currently holds 60% of the equity interests of Shuangrui Coal. Shuangrui Coal holds the rights to mine the Shuangrui coal mine, although there are currently no mining operations while the mine is undergoing safety upgrades and awaiting clearance to resume operation (see “Our Products and Operations – Coal Mining” below).

•
Shunli Coal*, Hongchang Coal’s wholly-owned subsidiary, is a limited liability company formed in the PRC on August 13, 2009 with registered capital of RMB 3 million (approximately $461,700). Shunli Coal holds the rights to mine Shunli coal mine, although there are currently no mining operations while the mine is undergoing safety upgrades and awaiting clearance to resume operation (see “Our Products and Operations – Coal Mining” below). We intend to dissolve Shunli in the future and operate Shunli coal mine under Hongchang Coal.

•
Xingsheng Coal* is a limited liability company formed in the PRC on December 6, 2007 with registered capital of RMB 3,634,600 (approximately $559,400). Hongli currently holds 60% of the equity interests of Xingsheng Coal. Xingsheng Coal holds the rights to mine the Xingsheng coal mine. While the mine has received clearance to resume full operation, the mine is currently undergoing operational and safety upgrades and is not operating (see “Our Products and Operations – Coal Mining” below).

•
Zhonghong is a limited liability company formed in the PRC on December 30, 2010 with initial registered capital of RMB 10,010,000 (approximately $1,513,500), which was further increased to RMB 20 million (approximately $3,044,000) on April 14, 2011, and to RMB 51 million (approximately $7,842,800) on July 12, 2011, of which RMB 30 million (approximately $4,798,800) has been paid and the balance due by December 20, 2015. Zhonghong’s equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements, including Mr. Hui Zheng, Hongli’s vice president of operations, an employee of Hongli, and an unrelated party who also serves as Zhonghong’s general manager. We set up Zhonghong for the purpose of forming our joint-venture with Henan Coal Seam Gas.

Joint-Venture:

•
Hongyuan CSG is a joint-venture established in the PRC on April 28, 2011 by Zhonghong (49%) and Henan Coal Seam Gas (51%). Hongli’s interests in the joint-venture are held by Zhonghong. We intend to transfer all coal related operations from Hongli’s subsidiaries to Hongyuan CSG, although such transfers have not been carried out as of the date of this Report.

* On August 10, 2010, we entered into agreements with the owners of Shuangrui Coal and the owners of Xingsheng Coal to acquire 60% of these companies’ equity interests. On May 19, 2011, we entered into an agreement with the owners of Shunli Coal to acquire 100% of the company’s equity interests. As our objective has been these companies’ mining rights, each company’s owners also agreed to dispose of all other assets and liabilities before the transfer of equity interests to us is complete, and to assume all rights and obligations to such assets and liabilities until their disposal, which rights and obligations we would disclaim should any such asset or liability remains in the company after the transfer of equity interests to us is complete. On May 20, 2011, the transfers of equity interests to us for all three companies were completed when such transfers were registered with the Pingdingshan AIC, and each company was issued a new business license. The assets and liabilities that each company’s owners agreed to dispose of, however, remained intact on such date, and continue to remain so as of the date of this Report. In accordance with our agreements with them, each company’s owners are in the process of disposing all such assets and liabilities, and on September 2, 2011, we entered into a supplemental agreement with each company’s owners to memorialize such agreements, which were not previously reduced to writing.

Contractual Arrangements with Hongli Group and its Owners

Our relationship with Hongli Group and its owners are governed by a series of contractual arrangements, under which our subsidiary Hongyuan holds and exercises ownership and management rights over Hongli Group. We, Top Favour and Hongyuan do not own any direct equity interest in Hongli Group; however, the contractual arrangements with Hongli Group and its owners are designed to provide us with rights equivalent in all material respects to those we would possess as the sole equity holder of Hongli Group entities, including absolute control rights and the rights to their assets, property and income. According to a legal opinion issued by our PRC counsel, the contractual arrangements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

On March 18, 2009, Hongyuan entered into the following contractual arrangements with Hongli Group and its owners:

Consulting Services Agreement. Pursuant to the consulting services agreement, Hongyuan provides Hongli Group companies with general consulting services relating to their business management and operations on an exclusive basis. Additionally, Hongyuan owns any intellectual property rights that are developed during the course of providing these services. Each Hongli Group company pays a quarterly consulting service fee in RMB equal to its net income for such quarter to Hongyuan. The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) the other party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Hongyuan terminates its operations; (d) a Hongli Group business license or any other approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement. Additionally, Hongyuan may terminate the consulting services agreement without cause.

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

As a result of the these contractual arrangements between Hongyuan and Hongli Group and its owners, we have the ability to effectively control Hongli Group’s daily operations and financial affairs, appoint senior executives and decide on all matters subject to owners’ approval. In other words, while Hongli’s owners continue to own 100% of its equity interests, they have given us all of their rights as owners through these contractual arrangements. Accordingly, we are considered the primary beneficiary of Hongli Group and Hongli Group are deemed our variable interest entities (“VIEs”).

 On September 9, 2011 the operating agreement, option agreement, voting rights proxy agreement and option agreement were re-executed by and among Hongyuan, Hongli and the owners of Hongli. The re-executions were necessary to reflect the additional RMB 20 million of registered capital contributed by Hongli’s owners in August 2010, and the change in each owner’s ownership percentage as a result of such contribution. We were made a party to the re-executions to acknowledge them. However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Hongli Group, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.” Mr. Lv held approximately 31.7% of our issued and outstanding common stock, and approximately 85.40% of the equity interests of Hongli, as of September 6, 2011. As such, we believe that our interests are aligned with those of Hongli Group and its owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned. See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

Our Products and Operations

Overview

We are based in Henan Province in the central part of China, known as a coal-rich region of the country. Our current operations are located in west Baofeng County, a part of Pingdingshan Prefecture south of Zhengzhou, the provincial capital. We currently extract coal from Hongchang coal mine and truck the coal to our plant site nearby, where the bulk of the coal is processed and used by us to make coke (see the map under “Property, Plant and Equipment”). Finished coke is loaded onsite onto railcars on our private rail line and transported to customers through the connected national rail system. Castoffs of the coal-washing process (medium coal and coal slurries) are sold to industrial end-users and traders primarily as fuel for electricity and heat. Coal tar is extracted from the gas emitted during the coking process and sold, and the gas is then piped into an onsite electric plant to produce electricity to power our operations. Excess electricity, if any is generated, is sold to the state-owned electricity grid.

Coal Mining

Of the four coal mines that we control (through Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal), only Hongchang coal mine is currently operating (see “Property, Plant and Equipment” below). As such, the description of mining operations below applies only to Hongchang coal mine.

Coal extracted from Hongchang coal mine consists of bituminous coal, and based on historical mining activities, approximately 8% of the coal extracted typically possesses properties that meet the requirements for coking (metallurgical) coal; however, this percentage varies depending on mine conditions and particular area of the seams mined.

Coal is extracted from Hongchang coal mine using the “room and pillar” method, in which a coal stratum is divided into horizontal planes and the coal is removed from each plane while leaving “pillars” of un-mined materials as supports, working from the uppermost plane down. Each plane is further divided into grids to determine the optimal pillar placements. Drilling and blasting techniques are used to extract the coal.

All raw coal is loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 2.5 metric tons, and approximately 400 crates are carried to the surface during each 8-hour mining shift. Rock material is used for floor ballast with the excess sent to the surface for disposal. Air compressors are provided for underground air tool use. Electrical power is supplied from our own power stations as well as from the Baofeng Power Bureau through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

Normal water inflow into Hongchang coal mine is controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. The mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying ventilation demands of the mining operation.

The extracted coal is trucked to our processing plant located nearly (approximately 1.5 kilometers from Hongchang coal mine) for washing and sorting at our coal washing facility. Samples are taken prior to and after the coal washing process to analyze and determine coking readiness based primarily on moisture, ash, sulfur and volatile contents. We use washed coal that meets certain chemical and thermal requirements to make coke, although we may also sell some to customers.

Approximate annual production volumes of raw coal from Hongchang coal mine for the years ended June 30, 2009, 2010 and 2011 are as follows:

Fiscal Year	Annual Purchases (metric tons)
2009	260,938
2010	242,878
2011	132,449

In December 2009, the Henan provincial government issued a mandate to consolidate coal mines with annual production capacity below 300,000 metric tons, spurred by the central government’s decision to consolidate China’s coal industry in order to improve production efficiency and reduce coal mine accidents. In late June 2010, a temporary mining moratorium was imposed throughout Henan to facilitate an industry-wide coal mine safety inspection before mine consolidations can be finalized. As a result, all mining operations throughout Henan have more or less halted, although we have been operating Hongchang coal mine at approximately 50% capacity since the moratorium was imposed, and continue to do so through the date of this Report. On August 1, 2011, Hongchang coal mine and Xingsheng coal mine received safety clearance from mining engineers and safety experts of Henan Coal Seam Gas to resume full operations, and both mines are currently undergoing operational and safety upgrades. We are also preparing Shunli coal mine and Shuangrui coal mine for their safety clearance, although we do not know when we can receive such clearance, if at all.

Coal Trading

In addition to mining coal, we also engage in coal trading for profit. Depending on market conditions, we may broker coal from small independent mine operators in our surrounding areas that may lack the means to transport coal from their mine sites or are otherwise unable to sell their coal due to the size of their operations. If purchased coal meets requirements for coking, we will generally use it to produce coke; otherwise, we hold and sell the coal when market conditions are favorable.  Given the provincial-wide mining moratorium, however, we only traded coal periodically from January 2011 to June 2011, primarily with two mine operators. Although also subject to the mining moratorium, these mine operators were able to have limited operations at their coal mines and to sell from their coal inventory.

Our total annual coal purchases from third parties for the years ended June 30, 2009, 2010 and 2011 are as follows:

Fiscal Year	Annual Purchases (metric tons)
2009	169,100
2010	336,014
2011	325,550

Coal Washing

We operate a coal-washing facility at our plant site that is capable of processing up to 750,000 metric tons of coal per year. Under current Chinese coking industry standards, raw coal with no more than 1% sulfur content is deemed suitable for coking, although other factors are also considered. In addition to low sulfur content, the industry preference is for lower ash content and volatile matters. While much of the coal that we extract is generally suitable for coking based on these parameters, the coal must nevertheless be washed before it is ready for the coking ovens, in order to reduce ash and sulfur content, and to increase thermal value. We use a water-based jig washing process, which is prevalent in China, and use both underground and recycled water. Sorting machines that can process up to 600 metric tons per hour sort the washed coal according to size. Washed coal is also typically blended with other coal in order to achieve the proper chemical composition and thermal value for coking.

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. The bulk of the washed coal produced is intended for our coking plant, although on occasion we sell certain amounts if the pricing is favorable. In addition to washed coal, the coal-washing process produces two byproducts:

•
“Medium” coal (sometimes referred to as “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, and sold for electricity generation, and domestic and industrial heating applications; and

•
Coal slurries, sometimes called coal slime, are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with “medium” coal to produce a blended mixture.

Our approximate annual production volumes of washed coal and the two byproducts of the coal-washing process for the years ended June 30, 2009, 2010 and 2011 are as follows:

	Annual Production (metric tons)
Fiscal Year	Washed Coal	Medium Coal*	Coal Slurries*
2009	243,958	32,800	40,100
2010	217,852	43,570	29,047
2011	107,526	35,852	17,926

* Estimated by management based on quantities of raw coal used as input for coal washing operations.

Coke Manufacturing

Coke is a hardened, solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven without oxygen at high temperatures so that the fixed carbon and residual ash are fused together. Volatile constituents of the coal include water, coal-gas, and coal-tar. We produce two types of coke: metallurgical coke and chemical coke.

Metallurgical coke is primarily used for steel manufacturing. Chemical coke, commonly referred in China to as gas coke, is mainly used in China to produce synthesis gas, a gas mixture largely of hydrogen and carbon monoxide that is combustible and often used as a fuel source or as an intermediate for the production of other chemicals including methanol, formaldehyde and ammonia. China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatilization, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter. Chemical coke, on the other hand, must have more than 80% fixed carbon, less than 18% ash content, less than 1% sulfur content and less than 3% volatile matter. According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality – and chemical coke is its separate grade. Generally, customers do not provide specifications for coke, except that we may occasionally make requested adjustments, for instance to moisture content, as requested by customers from time to time. The amount of each type of coke that we produce is based on market demands, although historically our customers have mostly required Grade II metallurgical coke which has higher profit margin than other types of coke. Our productions of each grade of coke as a percentage of our total coke production for the years ended June 30, 2009, 2010 and 2011 are as follows:

	Annual Coke Production (%)
Fiscal Year	Metallurgical Coke			Chemical Coke
	Grade I	Grade II	Grade III
2009	0	76.96	15.57	7.47
2010	0	100	0	0
2011	0	100	0	0

Metallurgical coke and chemical coke are produced using an identical manufacturing process. At our current plant, we produce coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. Our metallurgical coke has typical characteristics of 85% fixed carbon, less than 12% ash, less than 1.9% volatile matter and less than 0.7% sulfur. Our chemical coke, on the other hand, has typical characteristics of more than 80% fixed carbon, less than 18% ash, less than 3% volatile matter and less than 0.8% sulfur.

After being processed at our coal-washing facility, coal is sent to a coal blending room where it is crushed and blended to achieve an optimal coking mixture. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is transported by conveyor to a coal bin to be fed into the waiting oven below. After processing through the three temperature-controlled ovens at temperature of 1200° C (2,192° F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to our private rail line to be air-dried. Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.

Our annual production volumes of metallurgical coke and chemical coke for the years ended June 30, 2009, 2010 and 2011 are as follows:

	Annual Production (metric tons)
Fiscal Year	Metallurgical Coke	Chemical Coke	Total
2009	143,092	11,550	154,642
2010	138,417	0	138,417
2011	156,785	0	156,785

Substantially all of the coal that we extract that is suitable for coking is used to make coke after the coal washing process. When the amount of metallurgical-quality coal that we extract is not sufficient for our full production capacity, we will source additional coal from third parties.

The Pingdingshan Bureau of Land and Resources is requiring coking factories with a furnace height of less than 4.3 meters to phase out their operations in the next two to three years. As the two sets of coking furnaces in our existing coking plant are 3 meters in height, we plan to upgrade and retrofit them to 5.5 meters in height in the next two years. Our new coking facility will also have furnaces that exceed these regulatory standards (see “Expansion Plans – New Coking Facility” below).

Coke Emissions Recycling

During the coking process, coal’s volatile contents, including water and coal tar, are driven off in gaseous forms when heated in the coke oven. Rather than allowing this coal gas to be emitted into the environment, we capture it for recycling. In the recycling process, coal gas is captured and piped into a cooling tower, where coal tar is separated out by condensation, and sold to dealers as a fuel byproduct (see “Coal Byproducts” below). We use the remaining purified coal gas to generate electricity, by burning it as a fuel to generate steam that drives steam-powered turbines (see “Electricity Generation” below).

Coal Byproducts

As described above, we derive coal tar from the condensation of coal gas. Coal tar is an ingredient of coal tar pitch used in the aluminum industry, and can be further refined to create chemicals and additives such as fine phenol, fine naphthalene and modified pitch that can be used as raw material in making concrete sealant, wood treatment compounds, agricultural pesticides and other chemical products. The coal tar industry in China is currently fragmented and populated with many small producers.

Our annual production volumes of coal tar for the years ended June 30, 2009, 2010 and 2011 are as follows:

Fiscal Year	Annual Production (metric tons)
2009	7,510
2010	5,239
2011	13,810

Other coal byproducts of the coking process include benzene, sulfur-based chemicals and methanol, which our current plant does not produce.

Electricity Generation

After coal tar is separated, the resulting purified coal gas is piped to two onsite 3,000-kilowatt power stations (the Daying power station and the Sunling power station) to generate electricity, each of which has an estimated maximum generating capacity of 26,280,000 kilowatt-hours per year. The electricity that is generated is used primarily to power operations at our current coking plant and at Hongchang coal mine and Shunli coal mine. Electricity for Xingsheng coal mine and Shuangrui coal mine is purchased from Baofeng Power Bureau, a local state-owned electric utility provider.

Our annual amounts of electricity generated for the years ended June 30, 2009, 2010 and 2011 are as follows:

Fiscal Year	Annual Generation (kilowatt)
2009	6,251,326
2010	5,678,168
2011	9,410,144

Expansion Plans

New Coking Plant. On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to our current plant in Pingdingshan. As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack,  and are in the process of building furnaces and installing equipment and machineries. We currently expect to complete the plant and commence operations by the end of calendar year 2011. When completed as planned, this new plant is expected to have an estimated coke-producing capacity of up to 900,000 metric tons per year, as well as the ability to generate power and distill chemicals such as crude benzol, sulfur and ammonium sulfate from the coking process. The new plant is also expected to produce purified coal gas. Our plans to provide the coal gas as a fuel source to local residents through the state-owned gas grid have received approval from the authorities of Daying County, and we currently plan to offer the coal gas at a price per thermal equivalent unit that is estimated to be 20% less than the current price of liquid natural gas, a competing alternative.

Mine Acquisition Program. On May 20, 2011, the transfers to us of 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal, were completed. Our payment to the owners of Xingsheng Coal and Shunli Coal have been made in full, while a payment to the owners of Shuangrui Coal of approximately $0.15 million (RMB 1 million) remains outstanding as of the date of this Report. The coal mines controlled by these three companies are currently subject to the provincial-wide mining moratorium and are therefore not in operations, although Xingsheng coal mine has received safety clearance to resume coal production. We intend to transfer our equity interests in these three companies to Hongyuan CSG, although such transfer has not been carried out as of the date of this Report.

Between May 2010 and September 2010, we also made refundable deposits of approximately $20,905,922 (RMB 135,138,476) in the aggregate to four other coal mine companies to potentially acquire them. However, we have recently abandoned such plans when such companies were assigned by the provincial government to be acquired by a state-owned consolidator. Pursuant to our agreements with their owners entered into in August 2011, approximately $7.5 million (RMB 50 million) of our deposits was returned to us in August 2011, with the balance of approximately $13,405,922 (RMB 85,138,476) to be returned to us in full by December 31, 2011.

Sales and Marketing

With respect to the sale of coal and coke products, we typically enter into non-binding annual letters of intent that set forth current year supply quantities, suggested pricing, and monthly delivery schedules with our customers at the beginning of each calendar year. The terms of the letters of intent are usually negotiated during the Annual National Coal Trading Convention organized by the China Coal Transport and Distribution Association. A significant portion of our sales during fiscal 2009 to fiscal 2011 were made through attendance at this convention. Changes in delivery quantity and pricing, which is based on open market pricing at the time of delivery, must be documented in a final written contract on a 30-day advance notice submitted by the party making the change and accepted by the other party. Almost all of our current customers enter into these non-binding annual letters of intent, and are generally required to make payment upon delivery of each shipment. Other customers are asked to prepay for their orders. In pricing our products, we consider factors such as the prices offered by competitors, the quality and grade of the product, the volume in national and regional coal inventory build-up and forecasted future trends for coal and coke prices. The remaining portion of our sales is derived from purchase orders placed by customers throughout the year when they require additional coal and coke products.

We have a flexible credit policy, and adjust credit terms for different types of customers. Depending on the customer, we may allow open accounts, or require acceptance bills or cash on delivery. We consider the creditworthiness and the requested credit amount of each customer when determining the appropriate payment arrangements and credit terms, which generally do not exceed a period over 90 days. We evaluate the creditworthiness of potential new customers before entering into sales contracts and reassesses customer creditworthiness on an annual basis. For customers without an established history, we require immediate settlement of accounts upon delivery.

Coke Sales. Our annual coke sales for the years ended June 30, 2009, 2010 and 2011, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
Fiscal Year	Annual Sales* (metric tons)	Annual Sales* ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2009	154,631	$30,534,755	59%	$197
2010	132,911	$27,650,175	47%	$208
2011	154,553	$35,970,933	48%	$233

*	Includes sales of metallurgical coke and chemical coke.

Raw Coal Sales. Our annual raw coal sales for the years ended June 30, 2009, 2010 and 2011, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Raw Coal Sales
Fiscal Year	Annual Sales* (metric tons)	Annual Sales* ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2009	229,480	$13,151,325	26%	$58
2010	369,379	$22,964,448	39%	$62
2011	207,272	$15,073,052	20%	$73

*
Includes raw coal extracted from Hongchang coal mine and purchased as part of our coal trading activities, and raw coal/medium coal/coal slurry mixtures. Excludes any raw coal we used internally as raw material to produce washed coal and coke.

The weighted average price per metric ton shown in the table above reflects the weighted average price per metric ton of raw coal that we sold in the periods shown. Sales prices per metric ton are influenced largely by the quality and composition of the coal sold. Generally, the thermal value of the coal, together with its chemical composition and other properties such as moisture, ash, sulfur, and other chemical content, affect the price at which we can sell coal. Sale prices for raw coal are also affected by general market conditions, supply and demand.

Washed Coal Sales. Our annual washed coal sales for the years ended June 30, 2009, 2010 and 2011, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Washed Coal Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2009	55,360	$6,538,402	13%	$118
2010	55,598	$7,088,124	12%	$127
2011	111,244	$19,885,495	27%	$179

The weighted average price per metric ton shown in the above table reflects the weighted average price per metric ton of washed coal that we sold in the periods shown. Our sales prices per metric ton of washed coal are heavily influenced by the quality and composition of the coal sold. Washed coal prices are also influenced by general market conditions in the washed coal market, such as aggregate supply and demand. As a result of tight coal supply brought on by the mining moratorium, the price of washed coal, irrespective of quality, generally held strong for the year ended June 30, 2011.

Coal Tar Sales. Our annual coal tar sales for the years ended June 30, 2009, 2010 and 2011, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2009	7,646	$1,171,510	2%	$153
2010	6,182	$1,324,743	2%	$214
2011	13,810	$3,358,513	5%	$243

We produce coal tar as a byproduct of the coking process. However, we currently do not have a separate process for refining and preparing coal tar to create a homogenous coal tar product. Accordingly, the quality and characteristics of coal tar produced varies from time to time (depending on inputs), based on such factors as thermal value, and moisture, ash, sulfur, and other chemical contents, and this affects the price at which we can sell our coal tar. The price of coal tar that we sell is also affected by overall market demand and supply, which is influenced by a variety of factors which may include higher prices for oil and oil derivatives, and stronger demand for construction materials, fertilizers, and related industrial chemicals.

Customers

We sell all of our products within China. Our three biggest customers collectively accounted for approximately 74.6% of our total revenue for fiscal 2011 as follows:

•	Wuhan Railway Zhongli Group accounted for approximately $28.2 million in revenue, representing approximately 38.00% of total revenue;

•	Daye Xinye Special Steel Co., Ltd. accounted for approximately $15.8 million in revenue, representing approximately 21.35% of total revenue; and

•	Wuhan Tieying Trading Co., Ltd. accounted for approximately $12.0 million in revenue, representing approximately 15.22% of total revenue.

By product types, for fiscal 2011:

•	Wuhan Railway Zhongli Group was our largest coke customer, accounting for 55.41% of total coke sold;

•	Wuhan Tieying Trading Co., Ltd. was our largest coal customer, accounting for 34.46% of total coal sold (including both raw and washed coal); and

•	Mr. Fashun Wang, was our largest coal tar customer, accounting for 25.74% of total coal tar sold.

None of these customers are related to or affiliated with us. Our sales personnel conduct routine visits to our customers. We have long-standing relationships with our customers, and management believes that our relationships with them are stable.

Transportation and Distribution

We own and operate a private rail track of 4.5 kilometers in length that connects our current plant to the national railway system at both the East Pingdingshan Railway Station and the Baofeng Railway Station. Industrial loaders load coal and coke from our platform onto railcars to be transported to customers primarily in central and southeastern China in the provinces of Henan, Hubei, Hunan and Fujian. Our private railway allows us to exercise control over the transportation cost and delivery execution of our products. See also “Property, Plant and Equipment – Railway Assets” below.

Customers can also arrange for trucks to take delivery of products from our plant site.

Competitors

We compete primarily with coal and coke producers in the central, eastern and southern regions of China. Coke competitors range from Shanxi Coking Co., Ltd., a national coke producer, to local operations like Hongyue Coke Factory, Dongxin Coke Factory and Hongjiang Coke Factory. We also compete with China Pingmei Shenma Group (“China Pingmei”), a Pingdingshan-based state-owned coke and coal producer with similar product-mix as us. China Pingmei is also the largest regional coal producer and one of Henan’s six state-owned coal mine consolidators, all of whom are our competitors in the coal market.  Competitive factors include geographic location, quality (i.e. thermal value, ash and sulfur content, washing and processing, and other characteristics), and reliability of delivery.

Suppliers

We purchase from various suppliers within China. Our three biggest suppliers, none of whom is related to or affiliated with us, collectively accounted for approximately 32.90% of our total purchases from suppliers for fiscal 2011 as follows:

•	Hongfeng Coal Processing and Coking Co., Ltd., a supplier of raw and processed coal, accounted for approximately 11.47% of total purchases;

•	Gansu Senbao Coal Co., Ltd., a supplier of raw coal, accounted for approximately 10.96% of total purchase; and

•	Shanxi Xinsheng Coal Co., Ltd., a supplier of raw coal, accounted for approximately 10.64% of total purchase.

As with our coke and coal sales, we meet our coking coal needs by entering into non-binding annual letters of intent with suppliers that set forth supply quantities, suggested pricing and monthly delivery schedules at the beginning of the year. Subject to changes in delivery quantity and pricing, which is based on the open market price of metallurgical coal at the time of delivery and agreed to by the parties, we generally make payment upon each delivery throughout the year.

In September 2010, we entered into an agreement with Zhengyun Coal Distribution Co., Ltd. (“Zhengyun Coal”) to purchase up to 3 million metric tons of raw and washed coal annually. Zhengyun Coal is a subsidiary and the sales division of Zhengzhou Coal Industry Group, a Shanghai Stock Exchange listed company (ticker 600121) and one of the six state-owned coal mine consolidators in Henan. Since the mining moratorium, Zhengyun Coal’s priority, like all other state-owned coal producers, has been to supply to state-owned coal users like power plants, steel mills and coking factories. We have accordingly halted our purchases from Zhengyun Coal since December 2010, but expect to resume once the mining moratorium lifts and coal supply can normalize to pre-moratorium level.

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from outside of Henan. During the year ended June 30, 2011, about 40% of our coal purchases were from outside Henan.

Our other principal raw materials include water, which is provided without charge in the form of treated underground water by the operator of the nearby Hangzhuang coal mines, and electricity, most of which is generated onsite from our own power stations and which is supplemented from the local state-owned utility as needed. We also require wood and steel for our operations, and source these materials from nearby suppliers on a per purchase order basis. These materials are readily available and there is no shortage of suppliers to choose from.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2011:

	Number of Employees	% of Employees
Coal-related operations	466	67.63%
Coke-related operations	194	28.16%
Sales and marketing	6	0.87%
Administrative (including management)	23	3.34%
TOTAL	689	100.0%

Since December 31, 2009, our management made certain changes to personnel job descriptions resulting in a reduction in the number of employees categorized as “administrative or executive.” As we are operating at limited capacity as a result of the mining moratorium, both Hongchang coal mine and the coking plant currently operate year round in two shifts of eight hours per day. Once our coal mines resume full operations, we will operate in three shifts of eight hours per day. In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees. We consider our relationship with our employees to be good.

Research and Development

As of June 30, 2011, we did not conduct any research and development activities. We do plan to initiate a program focusing on the extraction of chemicals from coal, and the anticipated costs and benefits of the production and sale of such byproducts are being considered.

Intellectual Property

We have no patents, trademarks, in-bound or outbound licenses, franchises, or royalty arrangements.

Relevant PRC Regulations

We operate in an industry that is highly regulated by local, provincial and central government authorities in the PRC. Applicable regulations include those relating to safety, production, environmental, energy use and labor. While it is not practicable to summarize all applicable laws, the following is a list of names of significant laws and regulations that apply to our business:

Laws and regulations concerning safety of coal mines:

•	Law of the People’s Republic of China on the Coal Industry

•	Regulation on Work Safety Licenses

•	Measures for Administration of Coal Production License

•	Regulations on Administration of Village’s and County’s Coal Mines

•	Law of Mine Safety

•	Production Safety Law, which applies to production activities in general

•	Law of the Coal Industry

•	Regulations on Coal Mine Safety Supervision and Inspection

•	Regulations on Coal Mine Explosives Control

•	Special Provisions for the Prevention of Coal Mine Incidents

•	Requirements for Basic Production Conditions for Coal Mines

•	Penalties for Coal Mine Safety Violations

•	Penalties for Production Safety Violations

Laws and regulations concerning environmental protection and energy conservation:

•	Law of the Prevention and Control of Solid Waste Environmental Pollution, which applies to entities whose production activities may generate pollutive solid waste

•	Law of the Prevention and Control of Atmospheric Pollution, which set restrictions in coal burning and emissions that cause air pollution

•	Mineral Resources Law, which regulates the extraction of mineral resources including coal

•	Law Regarding the Prevention and Control of Water Pollution, which regulates pollution of underground water caused by mining activities

•	Land Administration Law, which restricts mining activities on agricultural land

•	Law of Prevention and Control of Radioactive Pollution, which regulates and prohibits the release of radioactive pollution caused by certain mining activities

•	Laws of Water and Soil Conservation, which regulates mining activities with the aim of preventing soil erosion

•	Environmental Protection Law, which contains certain general provisions that apply to the operation of coal mines

Laws and regulations concerning labor:

•	Labor Law, which protects workers, and contains provisions that apply to a broad range of industries including the mining industry

•	Labor Contract Law of the People’s Republic of China and its implementation, which protect workers, and contains laws that apply to a broad range of industries including the mining industry

Environmental Protection Measures

We incorporate measures to reduce the environmental impacts of our operations. Our large-sized furnace reduces the frequency of coal loading and trundling, thereby reducing the amount of dust and soot that is generated. We capture coal gas emitted during the coking process to generate electricity which we use in our operations. We also recycle water - water that is used for coal washing is treated to remove phenol and other contaminants, and then re-used in the coal washing operation. We also use recycled water, in the form of treated underground water, to quench coke and for our power stations, which is provided without cost by the nearby Hanzhuang coal mines, which mining rights are owned and operated by unrelated third parties. Additionally, we use sound insulation to reduce noise pollution, and we plant vegetation throughout our plant to help mitigate the environmental impact of our operations.

Safety

Management believes that we are in material compliance with all laws and regulations that are applicable to us, including safety laws and regulations. Our mining operations employ an automatic hazard detection system as required by the PRC government, which includes air monitoring, automatic power shut-down, and underground worker tracking systems. Companies with mining operations are required to report violations or mining incidents and casualties to the government authorities. Since inception, except for ordinary and minor injuries, we have suffered no major accidents and no casualties in connection with our mining operations, and have not suffered any reportable incident. Under PRC law, companies with mining operations are subject to random and periodic safety inspections by government mine regulators. Since inception, we have not been found to be in material violation of any mining regulations. As we have no record of violations or mining incidents, management considers our safety record to be excellent.

Property, Plant and Equipment

The location of Pingdingshan, where we are based, is illustrated below:

The locations of our executive office, current coking plant and coal mines, are all in and around Pingdingshan, and are illustrated below:

Coal Mines and Production Facilities

All four coal mines that we currently control are located at Baofeng County in the central part of Henan Province and are in close proximity to one another as well as to roadways. All of the mines are underground mines, and we utilize room-and-pillar method to extract coal. We plan to conduct exploration and development activities for each mine once its amount of extracted coal approaches its maximum estimate amount of proven and probable reserves.

The principal pieces of equipment used in our mining operations, including a safety system, an underground transportation system and a loading system, are manufactured in the PRC, and they generally have an estimated useful life of 15 years. The estimated total annual cost of operating the four coal mines, based on an average output of 750,000 metric tons per year in the aggregate, is approximately $41.25 million per year, or approximately $55 per metric ton of coal produced.

We intend to transfer all of our coal mining operations to Hongyuan CSG. As of the date of this Report, however, such transfers have not been carried out.

Hongchang Coal Mine

Hongchang coal mine originally consisted of four underground mines: Yongshun mine, Liangshuiquan mine, Zhaoxi secondary mine and Zhaozhuang Tanglishu mine. These mines were positioned adjacent to one another, and although once owned and operated by different parties, these mines made use of common passageways and mine shafts. In June 2005 we acquired Yongshun mine (built in 1996) and Zhaoxi secondary mine (built in 1988) from Quinmin Chen. Also in June 2005, we acquired Liangshuiquan mine (built in 1984) from Minjie Li. In April 2005 we acquired Zhaozhuang Tanglishu mine (built in 1984) from Liuqing He and Jiti Li. We assumed the ongoing mining operations, and initiated the consolidation, of these mines, which consolidation process was completed in 2006. Since acquisition in 2005, we have extracted a total of 1,119,430 metric tons of coal from Hongchang coal mine, and prior to such time, its predecessor owners extracted a total of 345,000 metric tons.

We have been operating Hongchang coal mine at 50% capacity since late June 2010 as a result of the mining moratorium. On August 1, 2011, we received clearance to resume operations of Hongchang coal mine at full capacity from the mining engineers and safety experts of Henan Coal Seam Gas. Hongchang coal mine is currently undergoing operational and safety upgrades and has not resumed full operation as of the date of this Report.

Shuangrui Coal Mine

Shuangrui coal mine originally consisted of five underground mines: Zhaozhuang mine (built in 1970), Longsheng mine (built in 1995), New Zhaozhuang mine (built in 2000), Jinpo mine (built in 1999) and West Zhaozhuang mine (built in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1950s, with several subsequent surveys carried out from 1960s to 2001. In August 2010, we entered into an agreement to acquire 60% of the mine’s operator, Shuangrui Coal, and the registration for the transfer of such equity interests to Hongli was completed on May 20, 2011. Shuangrui coal mine has had no operations since the mining moratorium and is currently undergoing safety upgrades.

Xingsheng Coal Mine

Xingsheng coal mine originally consisted of No. 2 Qingnian mine (operation started in 2000) and No. 3 Shuangyushan mine (operation started in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1958. The coal extracted from Xingsheng coal mine is bituminous coal which is suitable for coke production. In August 2010, we entered into an agreement to acquire 60% of the mine’s operator, Xingsheng Coal, and the registration for the transfer of such equity interests to Hongli was completed on May 20, 2011. Like Hongchang coal mine, Xingsheng coal mine was cleared to resume operations on August 1, 2011. Xingsheng coal mine is currently undergoing operational and safety upgrades, and has not resumed operation as of the date of this Report.

Shunli Coal Mine

Shunli coal mine originally consisted of Dongfanghong mine (built in 1995) and Zhenxing mine (built in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1950s. In May 2011, we entered into an agreement to acquire 100% of the mine’s operator, Shunli Coal, and the registration for the transfer of such equity interests to Hongchang was completed on May 20, 2011. Shunli coal mine has had no operations since the mining moratorium and is currently undergoing safety upgrades.

Additional information regarding these mines is listed below:

	Hongchang Mine (6)		Shuangrui Mine (9)		Xingsheng Mine (12)		Shunli Mine (15)
Background data:
Commencement of construction	1984		1970		1970		1995
Commencement of commercial production	1987		1970		1998		1998
Coalfield area (square kilometers)	0.65		0.47		0.19		0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	2,479,000	(7)	1,674,000	(10)	2,475,000	(13)	1,373,300	(16)
Recoverable reserves (metric tons) (3)	1,215,100		1,539,000		2,233,000		1,122,000
Coal washing recovery rate (%) (4)	75		75		75		75
Depth of mining (meters underground)	10 – 210		40 - 270		80 - 90		100 - 130
Average thickness of main coal seams (meters)	Seam B1: 1.14 Seam A4: 5.50 (8)		6.78		Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40 (14)		Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2 (17)
Type of coal	Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical
Leased/owned	Owned		Owned		Owned		Owned
Assigned/unassigned (5)	Assigned		Assigned		Assigned		Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55		Seam B1: 0.55 (11)		Seam A4: 4.90 Seam B1: 0.55		Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5		Seam B1: 1.5		N/A		Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0		Seam B1: 14		Seam A4: 18.64 Seam B1: 14.00		Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0		Seam B1: 29		Seam A4: 38.45 Seam B1: 33.15		Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9		28.5		31.2		Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	150,000		150,000		150,000		150,000
Raw coal production:
2009	260,938		150,000		150,000		150,000
2010	242,878		150,000		150,000		150,000
2011	186,226		1,020		67,981		0
Cumulative raw coal production as of June 30, 2011	690,042		301,020		367,981		300,000

(1)
The reserve data including (i) total in-place proven and probable reserves, (ii) mining and coal preparation plant recovery rates; (iii) depth of mine; and (iv) average thickness of main coal seam are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. We note that the degree of assurance between what would meet the definition of “proven reserves” on the one hand, and “probable reserves” on the other hand, cannot be readily defined. Accordingly, pursuant to the SEC’s Industry Guide 7 – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, in the table above we report proven and probable reserves on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)
Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction. We note that the estimated recoverable reserves is a government estimate created and used by local mining authorities to determine permissible extraction rates, the duration of our mining license, and to approve mine designs and that it is subject to revision. We also utilize this estimate for accounting purposes, to amortize our mining rights. Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)
“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”).

(7)
According to the Hongchang Mining Report, Hongchang coal mine was initially found to have total estimated reserves and resources of 2.81 million metric tons. 334,000 metric tons were removed during exploration, leaving approximately 2.47 million metric tons of estimated reserves and resources.

(8)	Hongchang coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam B1” and the “Seam A4”.

(9)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”).

(10)
According to the Shuangrui Mining Report, Shuangrui coal mine was initially found to have total estimated reserves and resources of 4 million metric tons. 2.33 million metric tons were removed during exploration, leaving approximately 1.67 million metric tons of estimated reserves and resources.

(11)	Shuangrui Ming contains one major economically exploitable coal seam, referred to in this table as the “Seam B1.”

(12)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”).

(13)
According to the Xingsheng Mining Report, Xingsheng coal mine was initially found to have total estimated reserves and resources of 2.74 million metric tons. 260,000 metric tons were removed during exploration, leaving approximately 2.48 million metric tons of estimated reserves and resources.

(14)	Xingsheng coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam A4” and the “Seam B1.”

(15)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”).

(16)
According to the Shunli Mining Report, Shunli coal mine was initially found to have total estimated reserves and resources of 1.44 million metric tons. 647,000 metric tons were removed during exploration, leaving approximately 1.37 million metric tons of estimated reserves and resources.

(17)	Shunli coal mine contains three major economically exploitable coal seams, referred to in this table as the “Seam A4”, the “Seam A6”, and the “Seam B1.”

Mining Rights

Like all coal mines in the PRC, the four mines that we control, including the mine sites and the underlying coal and other minerals, are state-owned. Accordingly, the amount of coal that we can extract from each of mine is based on the mining permit issued to the mine’s operator by the Henan Province Bureau of Land and Resources (the “Henan Land Resources Bureau”). For example, we extract coal from Hongchang coal mine based on the permit issued to Hongchang Coal. Each permit is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and upon approval of such report by the Henan Land Resources Bureau. The amount of coal that can be extracted under the permit represents what we can economically and legally extract under applicable PRC law and as determined by the Henan Land Resources Bureau.

The table below lists our current mining permits:

	Hongchang coal mine	Shuangrui coal mine	Xingsheng coal mine	Shunli coal mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013	October 4, 2011 (1)	July 30, 2012	September 2011 (1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000
Exhaustion date (2)	2013	2016	2020	2013

(1) We intend to apply for extension of these permits once the mines have received clearance to resume operations.

(2) We calculate the exhaustion date for each mine based on the estimated recoverable reserves as stated in the reserves appraisal report for such mine and at the permitted extraction rate of 150,000 metric tons per year per mine.

Under our current mining permits, we are theoretically allowed to extract up to 8,001,300 metric tons of coal from the four coal mines, representing their aggregate estimated in-place proven and probable reserves. Out of such proven and probable reserves, 6,109,100 metric tons are recoverable according to the reserves appraisal reports for these mines.

We are also required to pay for the amount of coal that we wish to extract under each mining permit, generally determined on a per metric ton basis based on proven and probable reserves (rather than actual recoverable coal), as well as prevailing market prices as determined by the Henan Land Resources Bureau. In the event that further exploration results in an increase of estimated proven and probable reserves (and we desire to extract such additional reserves), or if we desire to continue mining beyond a mining permit’s expiration date, we must obtain an additional permit from the Henan Land Resources Bureau and may be subject to additional fees to acquire such permit or to modify an existing permit. We expect that the cost of further exploration in and around the four coal mines would be borne by us. We have been conducting additional geological studies around Hongchang coal mine, and expect to report our findings to the local mining authority. We note that the estimated 6,109,100 metric tons of recoverable reserves for the four coal mines in the aggregate is a government estimate created and used by local mining authorities to determine permissible extraction rates and the duration of our mining permits, and to approve mine designs, and is subject to revision. Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

In August 2007, we made a partial payment of approximately $0.6 million (RMB 4.46 million) to extract from Hongchang coal mine its 2,479,000 metric tons of total reserves. A final payment of approximately $0.4 million (RMB 2.7 million) is anticipated to become due when charged by the Henan Land Resources Bureau. The exact amount of this final payment, however, will depend on market prices as determined by, and our negotiations with, the Henan Land Resources Bureau.

Payments in connection with the mining permits for Shuangrui coal mine, Shunli coal mine and Xingsheng coal mine were made in full in 2005 by their then owners.

Railway Assets

Currently, we have rail assets consisting of approximately 4.5 kilometers of special purpose transportation railway tracks that serve to facilitate the transportation of coal and coke from our site to the national railway system, and ultimately to our customers. We do not own any railcars and locomotives, but instead pay access fees to the Ministry of Railways for the use of government-owned and operated railcars and locomotives. These railcars are loaded with coal and coke products at our yard for delivery through the national railway system.

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

Risks Related To Our Business

Our business and results of operations are dependent on China's coal and coke markets, which may be cyclical.

The principal source of our revenue is from the sale of coal and coke within China, thus the business and operating results are highly dependent on domestic Chinese demand for coal and coke. The Chinese coal and coke markets are cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, general economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. These factors are also linked to or influenced by global economic conditions. Fluctuations in supply and demand for coal and coke affect their prices, which in turn affect our operating and financial performance. We have seen substantial price fluctuations in these commodities in the past and believe that such fluctuations may continue. The demand for coal and coke are primarily influenced by the pace of domestic economic growth and development, and the demand for coal and coke from the power, steel, and construction industries. The supply of coal and coke, on the other hand, are primarily affected by the geographic location of coal mines, the volume of coal and coke produced by the domestic and international coal suppliers, tariffs duties and trade controls, value-added taxes imposed on imports, international freight costs, and the quality and price of competing sources of coal and coke. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar, also have influences on the market demand for coal and coke. Excess supply of coal or coke or significant reduction in the demand for our coal or coke by domestic power or steel producers may have an adverse effect on their prices, which would in turn cause a decline in our profitability. In addition, any significant decline in PRC domestic coal or coke prices could materially and adversely affect our business and results of operations.

Our mining and coking operations are inherently subject to changing conditions that can affect our profitability.

Our mining and coking operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at the mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

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

Our coal and coke operations, like those of other Chinese natural resources and energy companies, are subject to extensive regulations administered by the PRC government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

•	exploration, exploitation and mining rights and licensing;
•	rehabilitation of mining sites after mining is completed;
•	recovery rate requirements;
•	industry-specific taxes and fees;
•	target of our capital investments;
•	pension funds appropriation; and
•	environmental and safety standards.

We believe that our operations are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central, provincial or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures by us to comply. We may face significant constraints on our ability to implement our business strategies or to carry out or expand business operations. We may also be materially and adversely affected by future changes in certain regulations and policies of the PRC government in respect of the coal or coke industry. New legislation or regulations may be adopted that may materially and adversely affect our operations, our cost structure or demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The Henan Province Pingdingshan Municipal Bureau of Land and Resources is requiring coking factories with a furnace height of less than 4.3 meters to phase out their operations in the next two to three years. As our existing coking furnace's height  is 3 meters, we plan to upgrade and retrofit our coking furnace to 5.5 meters in height in the next two years, and we are buildings our new coking facility to have furnaces that exceed these regulatory standards.

We may not be able to resume our coal mining operations in the near future.

With the PRC government’s increasing concern regarding mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate internal safety measures, and the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines, industry-wide coal mine safety inspections have been ongoing in Henan since June 2010. During the course of these inspections, all coal mines in Henan have been shut down, although we have been operating Hongchang caol mine at 50% capacity. On August 1, 2011, Hongchang coal mine and Xingsheng coal mine received clearance from mining engineers and safety experts of Henan Coal Seam Gas to resume coal production. Both mines are currently undergoing operational and safety upgrades and have not resumed full operations as of the date of this Report. We are also preparing Shuangrui coal mine and Shunli coal mine to meet government-set requirements on, among other things, coal mines’ conditions, coal reserve volume and mining equipment. However, we do not know when we can obtain clearance to resume operations at these mines.

This and future interruptions to our coal mining operations, albeit temporary, may have a material effect on our financial results and operations. Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or customers’ ability to use coal and may require our customers to significantly change operations or to incur substantial costs.

Our future success may depend substantially upon our ability to complete and operate the new coking plant.

A central element of our business plan involves the construction and operation of our new coking plant. We entered into several contracts with contractors and suppliers and commenced construction of this new plant and related facilities on March 3, 2010. As of the date of this Report, construction has not yet been completed. As of June 30, 2011, the total amount due under the above-described contracts for the plant construction was approximately $40,915,000, of which approximately $30,102,000 has been paid, and the remaining $10,813,000 will be paid based on construction progress. While we believe new operations resulting from the successful completion of the plant’s construction as planned will be profitable, prior to completion there can be no assurance that we will be able to operate the new plant profitably. The future profitability of our coking operations will also depend on our ability to secure washed coal on a cost-effective basis.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal and coke products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

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

Our operations may produce waste water, gas and solid waste materials. Currently, the PRC government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our current amounts of capital expenditure for environmental regulatory compliance may not be sufficient if additional regulations are imposed and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

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

Demand for coal and coke and the prices that we will be able to obtain for these products are closely linked to consumption patterns of the power generation and steel industries in China. These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar. Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability.

If transportation for our coal or coke becomes unavailable or uneconomic for our customers, our ability to sell our products could suffer.

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our products a less competitive source of energy or could make some of our offerings less competitive than other sources of coal or coke. We rely upon trucking, national, provincial and local highways and roadways, and the national railway system to transport our products. Regulation of, and the overall cost of using these forms of transportation may be outside of our control. Further changes in the accessibility and cost of these forms of transportation could affect our ability to deliver our products to our customers, and which, in turn, could affect the attractiveness of our products relative to competing alternatives. In addition, these modes of transportation depend upon the support of the national, provincial and local governments for their maintenance and operation, and their reliability will depend on the actions and resources of these governments.

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

As with all companies that have coal mining operations, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity to spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns. Although we have conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of coal output or the temporary suspension of operations.

We may suffer losses resulting from industry-related accidents and lack of insurance.

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, our operations, like other coal mining and coking companies, could experience accidents that cause property damage and personal injuries. Although we have implemented safety measures at our operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 9.6% of employees’ total remuneration for employees’ health insurance, there can be no assurance that industry-related accidents will not occur in the future.

We currently do not maintain fire, or other property insurance covering our properties, equipment or inventories. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations. For instance, if it occurred, a major mining accident could prompt government-mandated closure of some or all of our mining operations, which would then require us to spend significant resources on remediation which could consume our available capital resources. Further, until such remediation is completed, we would be required to obtain our raw coal inputs from other third party suppliers at a higher price, which would adversely affect our gross margins on coal and coke products. Although the likelihood of a major mining accident is extremely difficult to predict, we note that we have never suffered a casualty or major mining-related accident since inception, we have never been found to be out of compliance with government safety standards, and management believes our mining operations are safer than the industry average in China.

Our ability to operate effectively could be impaired if we loses key personnel or fails to attract qualified personnel.

Our business is managed by a number of key personnel, the loss of any of which could have a material adverse effect on operations. In addition, as business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We employ our key personnel on an at-will basis, which means that either the Company or the employee may generally terminate the employment relationship at any time for any reason. Accordingly, if we are not able to effectively fill vacancies of departing key persons, our business may be impaired. Further, we note that our management is heavily dependent on the skills, experience, contacts, and business relationships of our founder and chief executive officer, Mr. Jianhua Lv. Accordingly, the loss of Mr. Lv could cause significant impairment to the business of our Company.

A downturn in global economic conditions may materially adversely affect our business and results of operations.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced significant disruption in the past year, including among other things, heightened volatility in security prices, constrained liquidity and credit availability, rating downgrades of certain investments and declining values of others. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses in a number of ways that could result in unfavorable consequences to the Company. Adverse global economic conditions, including within the PRC, could negatively affect commodity prices, or may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales volumes or prices, materially and adversely affecting results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' abilities to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect results of operations and cash flow. In addition, a decline in our customers' abilities to pay as a result of an economic downturn may lead to increased difficulties in the collection of accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

Certain of our shareholders control a significant amount of our common stock.

Approximately 31.7% of our outstanding common stock is controlled by one holding entity, of which our founder and chief executive officer, Mr. Jianhua Lv, is a director and beneficiary. Accordingly, Mr. Lv presently has significant relative voting power and influence over any action requiring shareholder approval, including the election of our directors.

Our acquisitions may disrupt or have a negative impact on our business.

We could have difficulty integrating personnel and operations of Shuangrui Coal, Xingsheng Coal and Shunli Coal with our own. In addition, their key personnel may not be willing to work for us. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the effect of any government regulations which relate to the business acquired;
•	delays and waiting periods associated with required safety inspections, as well as government licensing or permitting procedures;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential unknown liabilities associated with acquired businesses and the associated operations, or the need to spend significant amounts to retool, reposition or modify the existing operations; and
•	the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to the acquisition.

For instance, as a required part of the process of consolidating mines in China, a consolidator is required to undergo safety inspections which apply to its existing and operating mines as well as acquired mines. These government inspections, as well as the required permitting and permitting process, may require substantial time to complete, and this may cause interruptions our coal mining operations. While Xingsheng Coal has received clearance to resume operations, Shauangrui Coal and Shunli Coal have not, and we do not know when such clearance will be issued, if at all. Further, if safety issues are identified by government mine inspection authorities, we may be required to undertake costly and time-consuming remedial measures in order to restore production.

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

We depended on three major customers for a substantial portion of our revenue in fiscal 2011. Nonrenewal or termination of our arrangements with these customers may have a materially adverse effect on our revenue. In the event that any one of our major customers does not renew or terminates its arrangement with us, there can be no assurance that we will be able to enter into another arrangement similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

Risks Related to Our Corporate Structure

If the Chinese government determines that the contractual arrangements through which we control Hongli do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that such agreements do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Hongyuan and Hongli. Although we have been advised by our PRC counsel that based on their understanding of the current PRC laws, rules and regulations, the contractual arrangements with Hongli and its owners, as well our ability to enforce our rights thereunder, comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we, Hongyuan or Hongli are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of Hongli and/or voiding the contractual arrangements;
•	discontinuing or restricting the operations of Hongli;
•	imposing conditions or requirements with which we or Hongyuan or Hongli may not be able to comply;
•	requiring us to restructure the relevant ownership structure or operations;
•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or
•	imposing fines or other forms of economic penalties.

As we do not have direct ownership of Hongli, the imposition of any of these penalties may have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.

We have no equity ownership interest in Hongli, and rely on contractual arrangements to control the company. We cannot assure you that the owners of Hongli will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Hongli could fail to take actions required for our business despite its contractual obligation to do so. If Hongli fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before The China International Economic and Trade Arbitration Commission (CIETAC). According to the Rule of CIETA, to initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance. Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Hongli of the proceeding. Hongli will have 45 days from the receipt of such notice to prepare its statement of defense. While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations. Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese. As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Hongli, which could materially and adversely affect our business, financial conditions and results of operations.

Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Jianhua Lv, our chief executive officer, is also the chairman of Hongli and owns 85.4% of its equity ownership interests. Conflicts of interests between their respective duties to our company and Hongli may arise. As our director and executive officer, he has a duty of loyalty and care to us under U.S. law when there are any potential conflicts of interests between our company and Hongli. We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Hongli’s interests to sever the contractual arrangements with Hongyuan, irrespective of the effect such action may have on us. Because Hongli is our sole operating business and we derive our income entirely from the contractual arrangements, and we would have no or minimal operations and assets if these contractual arrangements are severed. In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Hongli is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the U.S. securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Hongli or our officers or directors who are also members of Hongli’s management, and all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Hongli and its management, all of which are located in China.

Our principle shareholder may be subject to registration requirements under current regulations relating to offshore investment activities by PRC residents, the non-compliance of which may subject us to fines and sanctions that could adversely affect our business.

In October 2005, the State Administration of Foreign Exchange (“SAFE”) promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, that states that if PRC citizens residing in the PRC, or PRC residents, use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

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

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and if this were to occur, we could be required to divest the interests we then hold in Chinese properties or joint-ventures. Any such developments could have a material adverse effect on our business, operations, financial condition and prospects.

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

We may be restricted from freely converting the RMB to other currencies in a timely manner.

The RMB is not a freely convertible currency at present. We receive all of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint-ventures, are no longer subject to the approval of SAFE, but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint-venture parties also are considered “current account transactions.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting Renminbi in a timely manner.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that we will not be able to achieve our business objectives. There can be no assurance that we will be able to enforce any legal rights we may have under our contracts or otherwise.

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses and licenses and/or permits specific to our industry. The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition. Mining licenses in China are generally subject to periodic renewal, and license fees associated with renewal may be subject to negotiation between the Company and the relevant government authorities. The government may in the future decide to increase these fees, or impose levies or surcharges on coal mine and mining rights. No assurance can be given regarding the timing or magnitude of these types of government actions.

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

Our directors and executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult or impossible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, there are no extradition treaties now in effect between the United States and the PRC, which may limit the effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securites law or otherwise.

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

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds we deposit in PRC banks. Depending upon the amount of money we maintain in a PRC bank that fails, our inability to have access to cash could impair operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

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

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 12, 2011. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Our PRC subsidiaries and controlled entities are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investment in our operating subsidiaries in China. As a result of our holding company structure, we rely entirely on contractual payments or dividends from our PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiaries will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves. Further, Hongyuan and our VIEs in China may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

Risks Related to an Investment in Our Securities

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

Under our charter and relevant corporate and securities law, the board of directors may approve the issuance of common stock in connection with certain types of transactions such as of acquisitions of other companies or mining assets, without obtaining shareholder approval. As a result, additional securities may be issued in the event of such transactions, resulting in dilution of the holdings of all pre-transaction shareholders, even though one or more of our shareholders may disagree with our decision to acquire a target or assets.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;
•	changes in financial estimates by securities research analysts;
•	conditions in foreign or domestic coal or coke markets;
•	changes in the economic performance or market valuations of other meat processing companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint-ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	intellectual property litigation; and
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

If we were to become subject to the penny stock rules, it may have difficulty in selling our common stock.

Listed companies with a stock price trading at less than $5.00 per share will be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. As we have become subject to these rules, these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

Our common stock is a relatively new listing, has a limited public float, and a short trading history. As a result, in the near future and beyond, liquidity in our shares may be limited, and you may be unable to sell at or near the purchased price or at all if you need to sell your shares or otherwise liquidate your holdings.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock became listed on NASDAQ in February 2010, and our shares have only a limited amount of trading history. In addition, our common stock has a limited public float, and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there have been and may be periods of several days or more when trading activity in the shares is or will be minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained in the future, or that any particular level of trading volume in our stock will be sustained.

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

The future market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. There are periods during which the trading volume of our stock is relatively low, which may exacerbate volatility and result in exaggerated price changes in the common stock. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of our securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We have incurred and will continue to incur increased costs as a public company which may affect our profitability.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that if we undertake compliance with these new rules and regulations we will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we are required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures. For example, management may need to increase compensation for senior executive officers, engage senior financial officers able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs will affect our financial results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and shareholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under current SEC regulations, we are required to include an auditor’s report on internal controls over financial reporting in our annual 10-K reports with the SEC. Failure to achieve and maintain an effective internal control environment, could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The report issued by our auditors, which report is included in this 10-K, identifies several material weaknesses and deficiencies and concludes that our internal controls are not effective for the fiscal year ended June 30, 2011.

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

Past activities during the period prior to our Share Exchange on February 5, 2010 relating to our prior business then known as “Ableauctions.com, Inc.” may lead to future liability.

Prior to our acquisition of Top Favour Limited (the BVI holding company for our business) on February 5, 2010, the Company, then known as “Ableauctions.com, Inc.,” engaged in businesses unrelated to our current operations. Although certain previously controlling shareholders of Ableauctions.com and its related liquidating trust have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations, warranties and covenants made regarding such acquisition, including a $1 million reserve fund set aside by a liquidating trust for purposes of paying any indemnification claims by us, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us (and indirectly our shareholders) may not be able to benefit from any funds in reserve.

Reverse takeover transactions of the type conducted between the Company (then known as Ableauctions.com) and Top Favour are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

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

We believe that our current cash and cash equivalents, anticipated cash flow from operations, availability of borrowings under the new loan, and the net proceeds from our previous financing will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit. The sale of additional equity securities could result in additional dilution to our shareholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to it, if at all.

The registration and potential sale, either pursuant to our prospectus or pursuant to Rule 144, by certain selling security holders of a significant number of shares could encourage short sales by third parties.

There may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares by certain of selling security holders pursuant to our effective registration statement on Form S-1 and prospectus or under Rule 144, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If the selling security holders sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale of the offered securities pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table lists certain information our current facilities.

Location	Approximate Floor Area (Square Meters)	Ownership Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan, Henan Province, China	600	Leased	Corporate principal executive office (1)
1235-1237/12 F Beichen Century Center, East Beichen Street, Chaoyang District, Beijing, China	455	Leased	Office (2)
1601-16/F, SPD International Finance Center, Jinshui Road, Jinshui District, Zhengzhou, Henan Province, China	455	Leased	Zhonghong’s office (3)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	95,013	Owned	Coking plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	371,628	Owned	New coking plant (4)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	310,000	Owned (5)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	470,000	60% Owned (5)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	190,000	60% Owned (5)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	80,000	Owned (5)	Shunli coal mine

(1)
Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from our current plant, which houses our executive and administrative staff and oversees our operations. We entered into a lease for the premises with the Pingdingshan Rural Cooperative Bank in June 2008, for an annual rent of approximately $8,760 (RMB 66,900). The lease is generally renewable upon expiration and requires an upfront payment of the annual rent.

(2)
On April 16, 2010, we entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013 with monthly lease payment of $21,960 (RMB 145,529) and monthly management fee of $3,875 (RMB 25,681). In August 2010, we entered into another lease agreement to lease three different office units in the same building replacing the original lease from August 14, 2010 to June 14, 2013, with monthly lease payment of $10,497 (RMB 69,565) and monthly management fee of $1,852 (RMB 12,276).

(3)	Zhonghong is leasing an office unit in Zhengzhou from February 25, 2011 to August 24, 2013 with monthly lease payments of $5,595 (RMB 37,075).

(4)
For the year ended June 30, 2011, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to our current plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. We expect to acquire the land use rights by December 31, 2011 at an estimated total cost of $10,682,625 (RMB 70,050,000). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees related to land reconfiguration for industrial use. As of the date of this Report, plant construction has not been completed, although we currently expect to do so by December 2011.

(5)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. Our common stock previously traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “AAC” until February 5, 2010. The following table sets forth the high and low bid information for our common stock on the NYSE Amex through February 5, 2010 and on the NASDAQ Capital Market since February 17, 2010 for the periods indicated:

	The Nasdaq Capital Market Price per Share (1)				The NYSE Amex Price per Share (2)
	High		Low		High		Low
2011
Quarter ended June 30, 2011		9.19		4.50		N/A		N/A
Quarter ended March 31, 2011		14.37		8.15		N/A		N/A

2010
Quarter ended December 31, 2010		$12.98		$7.75	$	N/A	$	N/A
Quarter ended September 30, 2010		18.46		7.30		N/A		N/A
Quarter ended June 30, 2010		31.61		11.22		N/A		N/A
Quarter ended March 31, 2010		53.70		6.25		1.40		0.71
1-for-20 reverse stock split effected on February 5, 2010

2009
Quarter ended December 31, 2009	$	N/A	$	N/A		$15.80		$8.40
Quarter ended September 30, 2009		N/A		N/A		18.80		8.40

(1)	From February 17, 2010 forward.
(2)	Through February 5, 2010.

Holders

As of September 6, 2011, there were approximately 618 record holders of the our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Stock Performance Graph

The following graph compares the cumulative shareholder return on our common stock versus the total cumulative return on the NASDAQ Composite Index and on our industry under SIC Code 3312 (Steel Works, Blast Furnaces Rolling Mills (Coke Ovens)). The comparison assumes $100 was invested as of December 31, 2005 and all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated income statement data for the years ended June 30, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of June 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the years ended June 30, 2008 and 2007, and the selected consolidated balance sheet data as of June 30, 2009, 2008 and 2007 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Income Statement Data:
Revenue	$74,288	$59,027	$51,396	$58,623	$30,079
Gross profit	27,021	22,450	23,873	30,872	7,899
Income from operations	23,497	19,621	21,234	26,971	3,569
Net income	39,908	38,934	16,968	17,665	603
Earnings per share
Basic	1.90	2.49	1.29	1.35	0.05
Diluted	1.90	2.44	1.29	1.35	0.05

	June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Balance Sheet Data:
Current assets	$72,654	$57,383	$15,789	$11,107	$4,410
Long term assets	117,215	56,792	31,699	26,327	26,042
Current liabilities	9,961	21,304	12,281	19,770	32,850
Long-term loans	55,692	—	—	—	—
Equity	118,647	62,435	35,207	17,664	(2,398)

	June 30,
	2011	2010	2009	2008	2007
Selected Operating Data:
Production capacity (metric ton)
Coke	240,000	240,000	240,000	240,000	240,000
Coal tar	13,991	5,239	7,510	10,870	7,330
Raw coal	24,000	18,000	12,000	12,000	12,000
Washed coal	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Metric tons produced
Coke	156,785	106,917	154,648	225,922	150,164
Coal tar	13,991	4,818	7,510	10,870	7,330
Raw coal	132,449	188,593	245,773	200,188	103,832
Washed coal	107,527	186,248	243,958	297,120	208,317
Metric tons sold
Coke	154,553	132,911	154,631	225,779	152,049
Coal tar	13,810	6,182	7,646	10,756	7,330
Raw coal	207,272	369,379	229,480	20,737	44,636
Washed coal	111,244	55,598	55,360	1,860	45,734

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2011, 2010 and 2009 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

We are a vertically-integrated coal and coke producer based in Henan Province, China. We use coal that we extract and buy to produce basic and value-added coal products including raw (unprocessed) coal, washed coal, medium coal and coal slurries (by-products of the coal-washing process), and coke products including chemical and metallurgical coke and coal tar (a by-product of the coke manufacturing process).

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

Presently, our coke related activities are carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by four of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”) and Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”).

The coal-related activities for the periods discussed below are those of Hongchang Coal only, as our other three coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. It is our intention to transfer all coal related activities from all four companies to the joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report.

Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

Results of Operations

General. Our revenue in fiscal 2011 increased approximately 26% from a year ago. Sales of coke and coal products (other than raw coal) increased in response to market demands. However, we had to reduce our raw coal sales in light of the ongoing provincial mining moratorium. The resulting tight coal supply situation is reflected in the breakdown of our revenue by product type, with 53% of total revenue in fiscal 2011 from coke products, as compared to 49% in fiscal 2010, and 47% from coal products in fiscal 2011, as compared to 51% in fiscal 2010.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the continuing effects of the ongoing mine consolidation in Henan on the availability of metallurgical coal in the region, and on the prices of coal and coke products in the short- and mid-term; (2) the acceleration of government-mandated closure of small-sized and less-efficient coking facilities; and (3) the central government’s continuing efforts to provide economic stimulus to maintain momentum and growth in domestic consumption.

Comparison of Years ended June 30, 2011and 2010

Revenue. Revenue for fiscal 2011 was $74,287,993, an increase of $15,260,503 or 25.85% as compared to fiscal 2010. Such increase resulted from increased coke and washed coal sales, offset in part by a 25% decrease in raw coal sales from a year ago.

Revenue and quantity sold by product type for fiscal 2011 and 2010 are as follows:

	Revenues
	Coke Products		Coal Products	Total
Revenue
Fiscal Year 2010	$28,974,918		$30,052,572	$59,027,490
Fiscal Year 2011	39,329,446		34,958,547	74,287,993
Increase (decrease) in $	$10,354,528		$4,905,975	$15,260,503
% Increase (decrease) in $	35.74%	%	16.32%	25.85%
Quantity Sold (metric tons)
Fiscal Year 2010	139,093		424,977	564,070
Fiscal Year 2011	168,363		318,516	486,879
Increase (decrease)	29,270		(106,461)	(77,191)
% Increase (decrease)	21.04%		(25)%	(13.68)%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications. Coal products include both washed and raw coal, which is used by customers primarily for electricity generation and heating applications. As used in this discussion and analysis, the “raw coal” category includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average selling prices per metric ton for our four principal product categories during fiscal 2011 and 2010 are as follows:

Average Selling Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Fiscal Year 2010	$208	214	62	127
Fiscal Year 2011	233	243	73	179
Increase (decrease) in $	25	29	11	52
% Increase (decrease) in $	12.02%	13.55%	17.74%	40.94%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Management believes that the changes in average selling prices from fiscal 2010 to fiscal 2011 were primarily driven by increased demand for all coal-related products and the general lack of coking coal supply in Henan which was caused by the provincial-wide mining moratorium.

We generally sell our raw coal inventory and other coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms. The average price of the raw coal was calculated based on the weighted average price of unprocessed coal, coal byproducts and mixed thermal coal. We note that the average selling prices for coal products were also influenced by changes in the coal mixtures (with different grades and heat content) that we sold to our customers.

Revenue and quantity sold by coke product categories for fiscal 2011 and 2010 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Fiscal 2010	$27,650,175	1,324,743	28,974,918
Fiscal 2011	35,970,933	3,358,513	39,329,446
Increase in $	8,320,758	2,033,770	10,354,528
% Increase in $	30.09%	153.52%	35.74%
Quantity Sold (metric tons)
Fiscal 2010	132,911	6,182	139,093
Fiscal 2011	154,553	13,810	168,363
Increase	21,642	7,628	29,270
% Increase	16.28%	123.39%	21.04%

Revenue from coke for fiscal 2011 increased by 30.09% from a year ago as a result of increased demand by domestic steel manufacturers, which drove up both sales volume and average selling price. Strong market demand from chemical manufacturers also boosted our coal tar revenue for fiscal 2011, an increase of 153.52% from a year ago.

Revenue and quantity sold by coal product categories for fiscal 2011 and 2010 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Fiscal 2010	$22,964,448	7,088,124	30,052,572
Fiscal 2011	15,073,052	19,885,495	34,958,547
Increase (decrease) in $	(7,891,396)	12,797,371	4,905,975
% Increase (decrease) in $	(34.36)%	180.55%	16.32%
Quantity Sold (metric tons)
Fiscal 2010	369,379	55,598	424,977
Fiscal 2011	207,272	111,244	318,516
Increase (decrease)	(162,107)	55,646	(106,461)
% Increase (decrease)	(43.89)%	100.09%	(25.05)%

Revenue from raw coal for fiscal 2011 decreased by 34.36% from a year ago, in spite of the 17.74% increase in the average selling price of raw coal. As a result of the mining moratorium, we were unable to produce or purchase sufficient raw coal to sell.

Revenue from washed coal for fiscal 2011 increased by 180.55% from a year ago, as we sold some of our inventory to take advantage of the 40.94% increase in the average selling price of washed coal that resulted from the increase in raw coal prices.

Cost of Revenue. Cost of revenue for fiscal 2011 increased from $36,577,438 to $47,267,309 as compared to fiscal 2010. Despite the drop in raw coal sales, sales of all other products increased.  In addition, our weighted average purchase cost of raw materials increased due to higher coking coal and washed coal prices in fiscal 2011 as compared to a year ago.

Gross Profit. Gross profit for fiscal 2011 increased by $4,570,632 or 20.36%, to $27,020,684, from $22,450,052 for fiscal 2010, reflecting our higher revenue year over year.

Operating Expenses. Operating expenses, which consist of selling expenses and general and administrative expenses, increased by $693,939 or 24.52% in fiscal 2011 as compared to the fiscal 2010. Selling expense decreased by $178,280 due to the relative consistency of our customer composition, which reduced our customer relations and related expenses. On the other hand, general and administrative expense increased by $872,219. While our legal expense decreased by $313,885 from fiscal 2010, when we incurred certain listing and financing related expenses, in fiscal 2011 our salary expense increased by $346,598, (primarily from management compensations), rental expense increased by $363,130 (due to the leases on our Beijing and Zhengzhou offices), and travel expense increased by $337,706 (primarily from management travels to the United States).

Other Income and Expense. Other income and expense includes finance expense, income and expense not related to our principal operations, and change in fair value of warrants.

Finance expense, which consists of interest expense, increased by $1,213,716, or 413.97% from $293,190 for fiscal 2010 to $1,506,906 for fiscal 2011. This is largely due to our $54.9 million (RMB 360 million) loan from Bairui Trust Co., Ltd. (“Bairui Trust”) in April 2011.

We had expense not related to our principal operations of $152,879 in fiscal 2011, incurred in connection with our $54.9 million loan from Bairui Trust. We also recorded income not related to our principal operations of $107,799 for fiscal 2011, which represent our recovery of uncollectible accounts which was charged to bad debt expense in fiscal 2010.We additionally recorded a gain in fair value of warrants of $23,135,827 for fiscal 2011, as compared to $24,016,417 for fiscal 2010. As a result, we had other income of $21,476,042 in fiscal 2011, as compared to $23,831,016 in fiscal 2010.

Provision for Income Taxes. Provision for income taxes increased by $548,356 for fiscal 2011 from fiscal 2010, due primarily to our increased operational income before tax of $23,497,198 for fiscal 2011, as compared to $19,620,505 for fiscal 2010.

Net income. Net income, including the change in fair value of warrants, was $39,907,860 for fiscal year 2011, as compared to $38,934,497 for fiscal 2010.

We use non-GAAP adjusted net income to measure the performance of our business internally by excluding non-cash charges related to warrants, and believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing this non-GAAP measure that the Company uses internally is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Fiscal
	2010	2011
Net income	$38,934,497	$39,907,860
Change in fair value of warrant liabilities	(24,016,407)	(23,135,827)
Adjusted net income	$14,918,090	$16,772,033

Earnings per share- basic	$2.49	$1.90
Earnings per share- diluted	$2.44	$1.90

Adjusted earnings per share – basic	$0.95	$0.80
Adjusted earnings per share – diluted	$0.94	$0.80

Weighted average number of common shares - basic	15,623,823	20,962,091
Weighted average number of common shares - diluted	15,942,451	21,021,255

Excluding non-cash gains, adjusted net income for fiscal 2010 and 2011 were approximately $15 million and $17 million, respectively, and resulted in $0.95 and $0.80 basic earnings per share, and $0.94 and $0.80 diluted earnings per share for the fiscal 2010 and 2011, respectively.

Comparison of Years ended June 30, 2010 and 2009

Revenue. Our revenue increased by $7,631,498 or 14.85%, in fiscal 2010, to $59,027,490, as compared to $51,395,992 in fiscal 2009.

Such increase was caused primarily by a strong increase in coal product sales revenue, offset by a moderate decrease in revenue from coke sales. Starting from the second quarter of fiscal 2010, the Henan province government started its consolidation process for all local private coal mines which included the temporary closure of coal mines so that safety inspections could take place. Such closures resulted in a decrease in the available coal supply in the market and prices for coal increased accordingly. In response, we started to increase our coal products sales in order to maintain our profitability. In the second half of the fourth quarter of fiscal 2010, the adverse impact of the Chinese government’s policy of slowing down the domestic economy began affecting the demand for our coke products, and thus our revenue from coke sales decreased. In the fiscal 2010, we increased our coal product revenue by 52.63% as compared to the same period ending June 30, 2009. In the second half of the calendar year 2009, the market demand for coke products rebounded, and the market prices for coke also began to recover, peaking at $230 per metric ton in December 2009. Shortly after the end of 2009, local market prices for coke products began to moderate, fluctuating between $200 and $230 per metric ton. In response to these trends, in the first calendar quarter in 2010, we resumed coke production and sales, increasing production significantly though not to the levels achieved in the same period in 2009. However, in the fourth quarter of fiscal 2010, weak demand for coke affected our coke sales, and thus the contribution of coke sales to our total revenues was less than in fiscal 2009. However, the coke market, after June 30, 2010, subsequently recovered due to the decreased supply of coal material, and therefore both the demand and the price of coke increased. Management anticipates that this trend will continue, and the coke market will recover in the near future. At the same time, as further discussed below, we continued to increase our sales of coal products in response to market prices for coal that were considered favorable by management.

Our revenue and quantity sold for fiscal 2010 and 2009, respectively, categorized by product type, are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Fiscal Year 2009	$31,706,265	$19,689,727	$51,395,992
Fiscal Year 2010	28,974,918	30,052,572	59,027,490
Increase (decrease) in $	$(2,731,347)	$10,362,845	$7,631,498
% Increase (decrease) in $	(8.61)%	52.63%	14.85%
Quantity Sold (metric tons)
Fiscal Year 2009	162,277	284,840	447,117
Fiscal Year 2010	139,093	424,977	564,069
Increase (decrease)	(23,184)	140,137	116,952
% Increase (decrease)	(14.29)%	49.20%	26.16%

Average sale prices for our four principal products for fiscal 2010 and 2009, respectively are as follows,

Average Sale Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Fiscal Year 2009	$197	$153	$58	$119
Fiscal Year 2010	208	214	62	127
Increase in $	11	61	4	8
% Increase in $	5.60%	39.87%	6.90%	6.72%

As noted below in this discussion, we changed the composition of the coal mixtures for our coal products sold in the three and twelve month periods ending June 30, 2010, specifically, due to relatively strong demand for thermal coal, which enabled us to sell coal mixtures of lower thermal grade without major reductions in price per ton.

Revenue and quantity sold by coke product category for fiscal 2010 and 2009, respectively, are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Fiscal 2009	$30,534,755	$1,171,510	$31,706,265
Fiscal 2010	27,650,175	1,324,743	28,974,918
Increase (decrease) in $	(2,884,580)	153,233	(2,731,347)
% Increase (decrease) in $	(9.45)%	13.08%	(8.61)%
Quantity Sold (metric tons)
Fiscal 2009	154,631	7,646	162,277
Fiscal 2010	132,911	6,182	139,093
Decrease	(21,720)	(1,464)	(23,184)
% Decrease	(14.05)%	(19.15)%	(14.29)%

In fiscal 2010, our revenue from the sales of coke products decreased by 9.45%, as compared to the year ending June 30, 2009. The decrease for fiscal 2010 was mainly due to the soft demand for coke in the fourth quarter of fiscal 2010, although the sales price stayed at the same level. In the first quarter of calendar year 2010, the Chinese coke market started to recover and thus we increased our coke production and expected further growth to occur in the following months. However, starting in the second quarter of calendar year 2010, affected by the steel production controls by the Chinese government, the demand for coke weakened, and the contribution of coke sales to our total revenues for the entire fiscal 2010 was less than management’s expectation, and total sales revenue of coke for fiscal 2010 decreased. With the current shortage of supply in coal market, and with the pending closing of the unqualified small scale coking factories in China, the demand for coke in the market has slightly recovered since late July 2010, and management believes that such recovery will continue in the coming months.

Coal tar revenue increased by 13.08% in fiscal 2010, or $153,233, as compared to $1,171,510 for fiscal 2009. This increase was primarily driven by an increase in the unit sales price of coal tar, from $153 in fiscal 2009 to $214 in fiscal 2010. The increase in unit sales price was mainly due to an increase in the quality of coal tar sold, and prices for fossil-fuel-related products also generally rebounded in fiscal 2010.

Coal product revenue and quantity sold by coal product category for the fiscal 2010 and 2009 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Fiscal 2009	$13,151,325	6,538,402	$19,689,727
Fiscal 2010	22,964,448	7,088,124	30,052,572
Increase in $	9,813,123	549,722	10,362,845
% Increase in $	74.62%	8.41%	52.63%
Quantity Sold (metric tons)
Fiscal 2009	229,480	55,360	284,840
Fiscal 2010	369,379	55,598	424,977
Increase	139,899	238	140,137
% Increase	60.96%	0.43%	49.20%

We sharply increased our sales, both in terms of revenue and volume, of coal products in fiscal 2010, as compared to the year ending June 30, 2009. During this period, raw coal and washed coal market prices trended upward in the months leading up to the end of 2009, due to colder weather which led to higher demand for thermal coal. Management viewed this period in 2009 as a favorable environment for coal trading. During the period from late calendar year 2009 to early calendar year 2010, we sold thermal coal (included under the “raw coal” category) to our customers at prices above seasonal and annual norms, during winter months when the market supply for thermal coal was low. We sold coal inventory consisting of both coal acquired from third party suppliers, as well as coal extracted from our own mines. In fiscal 2010, we also sold lower grade mixtures of thermal coal, at a lower average price per metric ton. We sold 369,379 metric tons of various mixtures and composites of raw coals and realized more than $22 million in revenue in fiscal 2010, resulting in a 74.62% increase in revenue from the sale of raw coal as compared to the previous year. We also sold approximately 55,600 metric tons of washed coal in fiscal 2010, resulting in revenues of approximately $7 million.

Our results for fiscal 2010 reflect our strategy of selling a larger volume of coal products relative to coke products. During that time period, we increased our inventory of raw coal (especially thermal coal) from both our mining operations and open market purchases, which we anticipated during the winter months. We sold approximately 55,598 metric tons of washed coal during fiscal 2010, most of which were sold in the first 6 months of fiscal 2010. Since the beginning of calendar year 2010, inventories of washed coal were already considered to be low, and rather than sell the washed coal, we opted to maintain a minimum level of washed coal in inventory that was considered by management to be sufficient to ensure an adequate buffer of supplies for our coking operations. In 2009, as discussed, we increased our coal trading activities, and began buying and selling more coal products in order to boost revenue and maintain cash flow and profitability. In the quarter ending September 30, 2009, we sold a significant amount of washed coal, however, during the third fiscal quarter ended March 31, 2010, we did not sell any washed coal as we began to utilize all of our stock of washed coal to increase coke production. Management anticipated that the consolidation conducted by the Henan provincial government would have a significant negative impact on the coal product market, and thus we kept our washed coal inventory to maintain our coking operation.

Cost of Revenue. Cost of revenue increased from $27,523,329 for fiscal 2009 to $36,577,438 for fiscal 2010. The increase in cost of revenue was primarily a result of a sharp increase of coal product sales, especially our coal trading activity, offset by a reduction in coke product sales. In order to meet customer demand for coke products, we increased our purchase of raw coal from external suppliers, resulting in a higher cost of inputs compared to raw coal sourced from our own coal mines.

Gross Profit. Gross profit decreased by $1,422,611 or 5.96%, to $22,450,052 in fiscal 2010 from $23,872,663 in fiscal year 2009. The main reason for the decrease of the gross profit was the decrease of our coke sales and the increase in the cost of revenue.

Operating Expenses. Operating expenses, which consisted of selling expenses and general and administrative expenses, increased by $190,658, or 7.22% in fiscal 2010 as compared to fiscal 2009. The selling expense decreased by $237,959 because we changed our selling policy, which, in turn, led to a decrease in transportation expenses. The Share Exchange and equity financing expense increased our overall general and administrative expenses over $1.2 million, and the maintenance fee for listing as a U.S. public company increased total general and administrative expense in the amount of approximately $1.2 million. At the same time, the expenses for our business operations decreased approximately $0.9 million due to the following reasons: (a) our bad debt accrued decreased by approximately $290,000 in fiscal 2009; (b) the expense for the new coking facility project decreased by approximately $240,000, and (c) the expense for pollution prevention decreased by approximately $130,000 because no payment was required by the government in fiscal 2010.

Other Income and Expense. Other income and expense includes finance expense, net, income and expense not directly related to our main operations, and change in fair value of warrants.

Finance expense decreased by $620,882, or 67.92% from $914,072 for fiscal 2009 to $293,190 for fiscal 2010. This decrease was mainly driven by lower average outstanding loan balances during 2010. We paid off our bank loans during the first two quarters of fiscal 2010, Even though we borrowed $14.73 million at end of May 2010, the loan interest expense was lower than the prior year. In addition, the majority of the related party loans were paid before June 30, 2009 and we imputed interest expense of $490,274 relating to loans borrowed from the related parties in fiscal 2009 while we only imputed an interest expense of $67,269 in fiscal 2010.

We had net other income of $107,799 in fiscal 2010 as compared to $139,823 in fiscal 2009, a decrease of $32,024, or 22.9%. We received $140,000 in government grant in fiscal 2009. Net income of current year represented the recovery of uncollectible accounts which was charged to bad debt expense in prior years.

Change in fair value of warrants amounted to $24,016,417 for the year ended June 30, 2010. We had no such gain in prior year. In connection with our private placement equity financing in 2010, we issued warrants exercisable for 4,039,636 shares of our common stock on February 5, 2010 and March 11, 2010. As a result of the Share Exchange, our functional currency changed from U.S. dollar to RMB starting from February 5, 2010, the completion date of the transaction. Our warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of those warrants need to be recognized currently in earnings and the warrants were recorded as derivative instruments. We used the Cox-Ross-Rubinstein binomial model to value the warrants issued in relation to the equity financing, amounting to in $94,605,650 on the warrant issuance dates. Gross cash proceeds from this equity financing was approximately $44 million and 100% allocated to the warrants issued. The exceeded value of warrants of $40,153,156 was reflected as a loss due to a change in fair value of warrants. This loss was offset by the change of value of warrants between June 30, 2010 and the issuance date of $64,169,573, resulting in the net gain on change fair value of warrants of $24,016,417.

Provision for Income Taxes. Provision for income taxes increased by $1,025,434, for fiscal 2010, as compared to the same period ending June 30, 2009, due primarily from receiving more tax exemptions in fiscal 2009 as compared to fiscal 2010.

Net income. Net income, including the change on fair value of warrants, was $38,934,497 for fiscal year 2010, as compared to $16,967,935 for fiscal 2009.

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income.

	Fiscal
	2010	2009
Net income	$38,934,497	$16,967,935
Change in fair value of warrant liabilities	(24,016,407)	-
Adjusted net income	$14,918,090	$16,967,935

Earnings per share- basic	$2.49	$1.29
Earnings per share- diluted	$2.44	$1.29

Adjusted earnings per share - basic	$0.95	$1.29
Adjusted earnings per share - diluted	$0.94	$1.29

Weighted average number of common shares – basic	15,623,823	13,117,952
Weighted average number of common shares – diluted	15,942,451	13,117,952

Excluding non-cash gain, adjusted net income for the fiscal 2010 and 2009 was approximately $15 million and $17 million, respectively, or $0.95 and $1.29 in basic earnings per share, and $0.94 and $1.29 in diluted earnings per share for fiscal 2010 and 2009, respectively.

The decrease of our adjusted net income for fiscal 2010, as compared with fiscal 2009, was primarily because of the approximately $1.4 million decrease in gross profit, $1.5 million expense related to the Share Exchange and equity financing expense incurred, and a $1 million increase for the provision for income tax as stated above.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Year Ended June 30,
	2011	2010	2009
Net cash provided by operating activities	$16,183,789	$18,293,643	$11,926,128
Net cash used in investing activities	(65,181,932)	(33,415,733)	(10,539,561)
Net cash provided by (used in) financing activities	57,063,837	32,170,537	(5,832,642)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal 2011 was $16,183,789, a decrease of 11.53% as compared to fiscal 2010. A decrease in notes receivable of approximately $1.07 million from redemption of un-matured notes from our customers, and an increase in tax payables of approximately $1.53 million from increased revenue, in fiscal 2011 as compared to fiscal 2010, boosted our operating cash position for fiscal 2011. On the other hand, an increase in accounts receivable of approximately $2.85 million and an increase in advance to suppliers of approximately $4.23 million reduced our operating cash position for fiscal 2011. In light of the central government’s monetary tightening measures, we extended credit to our customers that increased our accounts receivable.  Our increased advances to suppliers resulted from our efforts to secure coking coal in Shanxi and Qinghai provinces, given the supply shortage created by the mining moratorium in Henan.

Net cash provided by operating activities was $18,293,643 in fiscal year 2010, an increase of $6,367,515, or 53.39%, as compared with $11,926,128 for fiscal year 2009. During fiscal 2010, the cash increase was mainly due to a decrease in account receivables of $1.18 million and an increase in advances to suppliers of $3.4 million. The decrease in account receivables was primarily due to the Company’s better sales credit control and timely receivable collection. The Company was in the process of acquiring several coal mines. Due to the potential acquisitions, some of the coal mines did not demand advances for purchases. The cash increase was offset by the following factors: (1) an increase in inventories of $2.1 million, (2) a decrease in customer deposit of $3.65 million, and (3) a decrease in taxes payable of $1.46 million. The increase in inventory corresponded with the anticipated increase in sales. The decrease in customer deposits was mainly because the Company received a large customer deposit in the prior fiscal year while sales demand for the Company’s coke products was strong. The demand of coke product was more moderate in 2010. The decrease in taxes payable was caused by the large amount of income taxes and value tax payment that the Company made in the current year.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal 2011 was $65,181,932, which included: (1) approximately $34.9 million for acquisition of coal companies, (2) approximately $3.6 million for the land use rights to the land underlying our new coking plant, (3) approximately $15.5 million toward equipment and machinery purchases for the new coking plant, (4) approximately $1.2 million long term investment in a local bank, (5) approximately $1.5 million to capitalize Zhonghong for the formation of our joint-venture with Hongyuan CSG, (6) approximately $6.6 million in secured loans to two unrelated third parties with interest rate of 10.08% (of which $4.5 million was repaid in August 2011), and (7) $13 million loaned to an unrelated third party with interest rate of 9.45%. On the other hand, we received a refund of approximately $5.5 million in prepayments made on equipment and machinery purchases that we cancelled, as well as a loan repayment of approximately $5.6 million.

During the fiscal year ending June 30, 2010 the Company had net cash used for investing activities of approximately $33 million, and in fiscal 2009, it had capital expenditures approximately 10.5 million. For the fiscal year ending June 30, 2010, the Company made payments of: (1) approximately $5.1 million toward the expansion and redevelopment of adjacent formerly residential land, (2) approximately $8.8 million was paid for the mine acquisitions, (3) approximately $12.7 million in construction-related expenditures for its new coking facility, (4) approximately $4.3 million toward the construction of new coal mining underground constructions, and (5) a $2.5 million loan to an unrelated party. The increase in capital expenditures in this period as compared to the same period in 2009 was mainly due to the construction and land redevelopment expenditures, as well as the mine acquisitions. In fiscal 2009, the Company spent approximately $10.5 million to pay for the new coking facility construction and improvement of underground construction for further operation.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for fiscal 2011 was $57,063,837. We deposited approximately $6.9 million with Pingdingshan Rural Cooperative Bank (“PRCB”) as restricted cash to obtain $14 million credit to issue bank guaranteed notes, and we issued an aggregate of approximately $19 million in bank guaranteed notes in fiscal 2011. In April 2011, we repaid our approximately $15 million (RMB 100 million) loan from Shanghai Pudong Development Bank (“SPDB”), which released approximately $17 million that was deposited as restricted cash to secure the loan. In May 2011, we also deposited approximately $6.2 million as restricted cash with SPDB to obtain a loan of approximately $4.8 million (RMB 32 million). We paid approximately $22.6 million to PRCB to settle our matured bank guaranteed note payables, which released $10.7 million of restricted cash that was deposited as security on such note payables. We also repaid $528,150 in full to Hongfeng Coal Processing and Coking Co., Ltd. We obtained approximately $1.3 million from the exercise of warrants to purchase 219,756 shares of our common stock. In April 2011, we borrowed approximately $54.9 million (RMB 360 million) from Bairui Trust.  We repaid approximately $400,000 loaned to us by our chief executive officer for working capital.

The net cash received as a result of financing activities for fiscal year 2010 was approximately $32 million. In February and March 2010, the Company raised approximately $44 million by issuing common stock with cash at a cost of approximately $2.26 million. In May 2010, the Company used $17,010,000 as collateral to obtain the $14,730,000 (RMB 100,000,000) bank loan from the SPDB for its Hongyuan subsidiary. This loan bears an interest obligation of 4.78% per annum, and the $17,010,000 was deposited as a 6 months deposit in the bank with interest benefit of 1.3% per annum. The Company then deposited approximately $5.8 million to obtain the credit in the form of 6 months interest free notes in the amount of $11.6 million in order to finance its further investment for its 900,000 tons coking facility construction project. In fiscal 2010, the Company also repaid $2.2 million bank loan in September 2009. In fiscal year 2009, the Company had the net use of cash from financing activities. The cash was mainly used to repay a related party loan in the amount of approximately $5.2 million, and to repay a matured bank loan of approximately $1.1 million.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including our chairman.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% of the face value of the notes as well as a guarantee from our chairman, Hongli or an unrelated third party. We currently have such arrangements with three banks. Under our arrangements with SPDB, we are subject to a diligence review for each note issued, and SPDB charges us a processing fee based on 0.05% of the face value of each note. Under our arrangement with PRCB, we have a line of credit of $30.3 million. Although PRCB also charges the same processing fee as SPDB, we are not subject to a diligence review for each note so long as the aggregate amount of notes issued does not exceed our credit limit.

In addition, on December 29, 2010, we entered into an agreement with Baofeng County Honghao Coking Ltd. (“Honghao”), an unrelated third-party, pursuant to which Honghao agreed to obtain bank notes of approximately $4.5 million from a bank on our behalf. Under this agreement, we deposited approximately $2.3 million into Honghao’s bank account as collateral. Such deposit was refunded to us in full in May 2011.

In January 2011, in connection with our temporary halt of purchasing coal from Zhengzhou Coal in December 2010, Zhengzhou Coal refunded approximately $1.7 million of our prepayments. As of June 30, 2011, approximately $1.87 million in prepayments remained with Zhengzhou Coal.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli the sum of RMB 360 million (approximately $54.9 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011.

Our business plan involves growing our business through: (1) expansion and modernization of our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; and (4) strategic cooperation with Zhengzhou Coal to indirectly control coal resources, secure our internal material requirements (including for our new coking facility still under construction) and ensure stable supply for coal trading.

Of the foregoing, the following is expected to require capital resources:

New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City. Because the new facility will share the electricity, water and heating systems of our existing facilities, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $60 million, including the cost of acquiring additional land use rights to expand the site of the new facility, estimated at $10.6 million. Construction is expected to be completed by the end of December 2011, and production is expected to commence immediately thereafter. On October 12, 2010, PRCB extended by one year its non-binding letter of intent to lend us up to RMB 300 million (approximately $45 million) for construction of this facility. Such loan would be subject to the approval of our loan application, which had not been submitted as of June 30, 2011.

During the year ended June 30, 2011, we had capital expenditures of $56,602,159. Such expenditures were for equipment and machinery purchases and site expansion for our new coking plant, and for acquisitions.

Our management presently anticipates that the proceeds from our prior equity issuance, access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of our new coking facility. We intend to utilize existing cash, cash flow from operations and bank loans to complete our new coking plant. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

We have not experienced any material losses since inception relating to accidents or other similar events.  See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance.”

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of June 30, 2011:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$442,545	$223,462	$219,083	$-	$-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Long-term Debt	55,692,000	-	55,692,000	-	-
Total	$56,134,545	$223,462	$55,911,083	$-	$-

Off-balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. Other than warrants liability, we have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

While our significant accounting policies are described in Note 2 to our financial statements elsewhere in this Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Coal and coke sales represent the invoiced value of goods, net of a value-added tax (“VAT”), sales discounts and actual returns at the time when product is sold to the customer.

Accounts receivables, trade, net

During the normal course of business, we extend unsecured credit to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. We regularly review the credit worthiness of our customers and, based on the results of the credit review, we determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

Intangible - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tones.  Our coal reserves are controlled through direct ownership which generally lasts until the recoverable reserves are depleted.

Recently issued accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of this ASU and we expected the adoption of this ASU will have an impact on our future business combinations.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the Accounting Standards Codification (“ASC”) include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the ASC are effective for interim and annual periods beginning after December 15, 2011. We expect the implementation of this guidance will have no material impact on our consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the ASC to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the ASC are effective for interim and annual periods beginning after December 15, 2011. We expect the implementation of this guidance will have no material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations are conducted in China. All of our sales and purchases are conducted within China in RMB, which is the official currency of China. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in China.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2011, we had approximately $26 million in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Commodity Price Risk

We are a coal and coke producer, and as discussed elsewhere in this Report, our business is affected by prevailing market prices for coal and coke. However, we do not currently engage in any hedging activities, such as futures, forwards, or options contracts, with respect to any of our inputs or products.

Credit Risk

We are exposed to credit risk from our cash at bank and fixed deposits and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, our operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SinoCoking Coal and Coke Chemical Industries, Inc. Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Sinocoking Coal and Coke Chemical Industries, Inc. as of June 30, 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the year then ended. We also have audited Sinocoking Coal and Coke Chemical Industries, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in  Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .  Sinocoking Coal and Coke Chemical Industries, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses and significant deficiencies have been identified and included in management’s assessment as of June 30, 2011:

a) Inadequate U.S. GAAP expertise - The current staff in the accounting department is inexperienced in applying United States generally accepted accounting principles (“U.S. GAAP”) standards and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries. The staff needs substantial training to meet the higher demands of being a U.S. public company. The current staff’s accounting skills and their understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including their skills related to subsidiary financial statements consolidation, is inadequate.

b) Inadequate internal audit resources - The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. The Company was not able to hire sufficient internal audit resources to perform the internal audit functions properly.

c) Inadequate control on corporate governance - During this fiscal year, the Company conducted several material amount investment activities, such as lending a short-term loan to an unrelated party, acquiring a coal mine company, investing in a local commercial bank, and setting up a joint venture, without proper preapproval process in accordance with the internal control policy over investments.

d) Lack of internal control documentations – The Company has set up internal control policies over all major business cycles, however, due to lack of internal audit function and employee trainings, those internal control policies were not completely implemented at the operations level. Some material amount cash disbursement transactions, such as construction prepayments, raw material purchases, and investment payments, were orally approved without written approval documentations.

e) Inadequate Segregation Duties – The Company has an inadequate number of personnel to properly implement control procedures.

f) Lack of internal control over maintaining accounting records – Some external shipping documents were not kept in place due to inadequate management controls over maintaining accounting records. The Company was not able to obtain the extra copies from the external carriers; this significant deficiency delayed the Company’s monthly closing process.

g) Lack of timely internal communications - Due to the lack of timely internal communication and approval process, the information and documents of certain material amount transactions were not timely delivered to the accounting department and resulted in delaying the Company’s monthly and annual closing process.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sinocoking Coal and Coke Chemical Industries, Inc. has not maintained effective internal control over financial reporting as of June 30, 2011, based on the criteria established in  Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sinocoking Coal and Coke Chemical Industries, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 13, 2011

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

/s/ Frazer Frost, LLP (successor entity of Moore Stephens Wurth Frazer & Frost, LLP)

Brea, California
September 28, 2010

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$26,266,687	$17,403,008
Restricted cash	8,320,500	22,902,000
Accounts receivable, trade, net	8,489,272	5,304,684
Loans receivable	16,764,390	2,513,308
Notes receivable	-	1,045,830
Other receivables	232,126	479,121
Other receivables - related parties	-	477,052
Inventories	3,010,926	2,261,816
Advances to suppliers	8,994,833	4,995,703
Advances to suppliers -related party	575,700	-
Total current assets	72,654,434	57,382,522

PLANT AND EQUIPMENT, net	17,157,542	17,100,613

CONSTRUCTION IN PROGRESS	23,204,544	3,829,800

OTHER ASSETS
Prepayments for land use rights	8,980,335	5,074,485
Prepayments for mine acquisitions	25,546,922	8,858,398
Prepayments for construction	8,134,736	17,303,883
Intangible - land use rights, net	1,919,987	1,892,292
Intangible - mining rights, net	29,408,865	2,629,437
Long-term investments	2,753,660	-
Other assets	108,290	103,110
Total other assets	76,852,795	35,861,605

Total assets	$189,869,315	$114,174,540

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - bank	$4,950,400	$14,730,000
Accounts payable, trade	144,147	291,750
Notes payable	-	2,946,000
Short term loans - others	-	515,550
Other payables and accrued liabilities	1,426,285	1,433,121
Other payables - related party	455,768	51,381
Customer deposits	127,965	106,830
Taxes payable	2,856,671	1,229,019
Total current liabilities	9,961,236	21,303,651

LONG TERM LIABILITIES
Long term loans	55,692,000	-
Warrants liability	5,569,047	30,436,087
Total long term liabilities	61,261,047	30,436,087

Total liabilities	71,222,283	51,739,738

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized,
21,090,948 and 20,871,192 issued and outstanding as of
June 30, 2011 and 2010, respectively	21,091	20,871
Additional paid-in capital	3,442,083	67,269
Statutory reserves	3,403,793	1,837,395
Retained earnings	98,004,993	59,373,726
Accumulated other comprehensive income	5,111,872	1,135,541
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	109,983,832	62,434,802

NONCONTROLLING INTERESTS	8,663,200	-

Total equity	118,647,032	62,434,802

Total liabilities and equity	$189,869,315	$114,174,540

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009

REVENUE	$74,287,993	$59,027,490	$51,395,992

COST OF REVENUE	47,267,309	36,577,438	27,523,329

GROSS PROFIT	27,020,684	22,450,052	23,872,663

OPERATING EXPENSES:
Selling	316,663	494,943	732,902
General and administrative	3,206,823	2,334,604	1,905,987
Total operating expenses	3,523,486	2,829,547	2,638,889

INCOME FROM OPERATIONS	23,497,198	19,620,505	21,233,774

OTHER INCOME (EXPENSE)
Finance expense, net	(1,506,906)	(293,190)	(914,072)
Other income (expense), net	(152,879)	107,799	139,823
Change in fair value of warrants	23,135,827	24,016,407	-
Total other income (expense)	21,476,042	23,831,016	(774,249)

INCOME BEFORE INCOME TAXES	44,973,240	43,451,521	20,459,525

PROVISION FOR INCOME TAXES	5,065,380	4,517,024	3,491,590

NET INCOME	39,907,860	38,934,497	16,967,935

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,976,331	355,737	74,264

COMPREHENSIVE INCOME	$43,884,191	$39,290,234	$17,042,199

WEIGHTED AVERAGE NUMBER OF COMMON SHARE
Basic	20,962,091	15,623,823	13,117,952
Diluted	21,021,255	15,942,451	13,117,952

EARNINGS PER SHARE
Basic	$1.90	$2.49	$1.29
Diluted	$1.90	$2.44	$1.29

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated
			Additional		Retained earnings		other
	Common Share		paid-in	Contribution	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	Receivable	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2008	13,117,952	$13,118	$3,032,685	$(1,000)	$573,412	$13,340,814	$705,540	$-	$17,664,569

Shareholder contribution			9,000	1,000					10,000
Shareholder cash contribution and by forfeited imputed interest			490,274						490,274
Net income						16,967,935			16,967,935
Adjustment of statutory reserve					554,298	(554,298)			-
Foreign currency translation adjustments							74,264		74,264

BALANCE, June 30, 2009	13,117,952	$13,118	$3,531,959	$-	$1,127,710	$29,754,451	$779,804	$-	$35,207,042

Shares and warrants issued in reverse merger recapitalization	405,710	406	(406)						-
Shares and warrants sold for cash	7,344,935	7,345	44,062,265						44,069,610
Offering costs related to shares and warrants sold			(12,015,273)						(12,015,273)
Warrants issued reclassified to derivative liability			(35,578,543)			(8,491,067)			(44,069,610)
Cumulative effect of reclassification of existing warrants						(631,002)			(631,002)
Fractional shares due to the one-for-twenty reverse split	2,595	2	(2)						-
Imputed interests on loans from related parties waived			67,269						67,269
Net income						38,934,497			38,934,497
Adjustment of statutory reserve					709,685	(193,153)			516,532
Foreign currency translation adjustments							355,737	-	355,737

BALANCE, June 30, 2010	20,871,192	$20,871	$67,269	$-	$1,837,395	$59,373,726	$1,135,541	$-	$62,434,802

Warrants exercised - cash proceeds	219,756	220	1,318,316						1,318,536
Warrants exercised - derivative value			2,056,498						2,056,498
Noncontrolling interests in acquirees								8,663,200	8,663,200
Net income						39,907,860			39,907,860
Adjustment of statutory reserve					1,566,398	(1,276,593)			289,805
Foreign currency translation adjustments							3,976,331		3,976,331

BALANCE, June 30, 2011	21,090,948	$21,091	$3,442,083	$-	$3,403,793	$98,004,993	$5,111,872	$8,663,200	$118,647,032

See report of independent registered public accounting firm

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2011	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,907,860		$38,934,497	$16,967,935
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1,856,068		3,195,093	2,013,441
Amortization and depletion	1,536,739		2,685,745	2,877,364
Provision for doubtful accounts	31,689		216	293,000
Change in fair value of warrants	(23,135,827)		(24,016,407)	-
Warrants granted for service	325,285		-	-
Additional capital increased by forfeited imputed interest	-		67,269	490,274
Reservation of mine maintenance fee	289,805		516,532	-
Change in operating assets and liabilities
Notes receivable	1,071,390		(682,133)	(358,808)
Accounts receivable, trade	(2,846,415)		1,179,942	(3,180,319)
Other receivables	230,494		(43,272)	774,999
Other receivables - related party	428,636		(416,620)	-
Inventories	(619,872)		(2,144,832)	100,353
Advances to suppliers - related party	(3,665,486)		2,897,074	(6,710,962)
Advances to suppliers	(561,559)		511,878
Accounts payable, trade	(152,894)		(173,590)	(3,346,930)
Other payables and accrued liabilities	(54,950)		893,161	(954,832)
Customer deposits	15,381		(3,649,307)	3,237,596
Taxes payable	1,527,445		(1,461,603)	(276,983)
Net cash provided by operating activities	16,183,789		18,293,643	11,926,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(19,683,800)		(2,513,308)	-
Repayment of loans receivable	5,599,918		-	-
Long-term investment	(2,686,020)		-	-
Payments on equipment and construction-in-progress	(12,249,680)		(7,061,654)	(3,077,553)
Payments for business acquisitions	(14,486,400)		-	-
Prepayments on construction-in-progress	(3,247,319)		(14,388,113)	(7,462,008)
Refunds of construction prepayments	5,504,109		4,420,634	-
Prepayments on land use rights	(3,561,240)		(5,052,782)	-
Prepayments on mine acquisitions	(20,371,500)		(8,820,510)	-
Net cash used in investing activities	(65,181,932)		(33,415,733)	(10,539,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	14,782,500		(22,876,800)	-
Cash proceeds from sale of common stock and warrants	-		44,069,610	-
Cash proceeds from exercise of warrants	1,318,536			-
Cash offering cost related to common stock	-		(2,263,391)	-
Shareholder contribution	-		-	10,000
Proceeds from notes payables	19,617,000		2,933,400	-
Repayments of notes payables	(22,635,000)		-	-
Proceeds from short-term loans - banks	4,828,800		14,667,001	-
Proceeds from long-term loans - banks	54,324,000		-	-
Repayments of short-term loans - banks	(15,090,000)		(2,222,051)	(1,180,790)
Proceeds from short-term loans - others	-		-	586,000
Repayments of short-term loans -others	(528,150)		(586,680)	-
Proceeds from related parties	446,151		-	-
Payments to related parties	-		(1,550,552)	(5,247,852)
Net cash provided by (used in) financing activities	57,063,837		32,170,537	(5,832,642)

EFFECT OF EXCHANGE RATE ON CASH	797,985		76,162	19,345

INCREASE (DECREASE) IN CASH	8,863,679		17,124,609	(4,426,730)

CASH, beginning of year	17,403,008		278,399	4,705,129

CASH, end of year	$26,266,687		$17,403,008	$278,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$4,138,345		$8,902,126	$3,451,585
Cash paid for interest expense, net of capitalized interest	$1,472,368		$85,219	$286,194

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Warrants issued for placement agent fee	$325,285	$		$-
Reclassification of long-term prepayments to other receivable	$526,641		$208,271	$-
Reclassification of derivative liability to equity related to exercise of warrants	$2,056,498		$9,751,882	$-
Construction-in-progress acquired with prepayments made in prior year	$7,008,440	$		$-
Business acquisition with prepayments made in prior year	$4,527,000	$		$-

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

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour”), and Top Favour became a wholly-owned subsidiary of the Company (the “Share Exchange”). In connection with the closing of the Share Exchange, all of the assets and liabilities of the Company’s former business conducted under Ableauctions.com, Inc. were transferred to a liquidating trust, including the capital stock of its former subsidiaries. As a result of the Share Exchange, Top Favour’s shareholders owned approximately 97% of the issued and outstanding shares, and the management members of Top Favour became the directors and officers of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the Share Exchange. As the Share Exchange was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Share Exchange are those of Top Favour except that the equity section and earnings per share have been retroactively restated to reflect the Share Exchange.

As a result of the Share Exchange, the Company is a vertically-integrated coal and coke producer based in the People’s Republic of China (“PRC” or “China”). All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements (see Note 2).

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Top Favour	• A British Virgin Islands company • Incorporated on July 2, 2008	100%

Hongyuan	• A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) • Incorporated on March 18, 2009 • Registered capital of $3 million fully funded	100%

Hongli
•      A PRC limited liability company
•      Incorporated on June 5, 1996
•      Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded
•      85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
•      Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)
		VIE by contractual arrangements (1)

Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	• A PRC limited liability company • Incorporated on July 19, 2007 • Registered capital of $396,000 (RMB 3,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)	• A PRC limited liability company • Incorporated on August 13, 2009 • Registered capital of $461,700 (RMB3,000,000) fully funded • Acquired by Hongchang Coal on May 20, 2011	VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli

Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	• A PRC limited liability company • Incorporated on August 1, 2006 • Registered capital of $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Xingsheng Coal Co., Ltd. (“ Xingsheng Coal”)	• A PRC limited liability company • Incorporated on December 6, 2007 • Registered capital of $559,400 (RMB 3,634,600) fully funded • 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli

Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)	• A PRC limited liability company • Incorporated on March 17, 2009 • Registered capital of $620,200 (RMB4,029,960) fully funded • 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli

Zhonghong Energy Investment Company (“Zhonghong”)
•      A PRC company
•      Incorporated on December 30, 2010
•      Initial registered capital of $1,513,500 (RMB 10,010,000), further increased to $3,044,000 (RMB20 million) on April 14, 2011, and to $7,842,800 (RMB51 million) on July 12, 2011, of which $3,044,000 (RMB 20,000,000) has been paid as of June 30, 2011 and $4,798,800 (RMB30,000,000) was paid on July 12, 2011
•      Equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements
VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	• A PRC limited liability company • Incorporated on May 17, 2011 • Registered capital of $ 4,620,000 (RMB30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

(1)
On March 18, 2009, Hongyuan entered into certain exclusive agreements with Hongli and its equity owners. Pursuant to these agreements, Hongyuan provides exclusive consulting services to Hongli in return for a consulting services fee which is equal to Hongli’s net profits. In addition, Hongli’s equity owners have pledged their equity interests in Hongli to Hongyuan, irrevocably granted Hongyuan an exclusive option to purchase all or part of the equity interests in Hongli and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Hongyuan.

Through these contractual arrangements, Hongyuan has the ability to control Hongli’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As part of these contractual arrangements, Hongyuan and Hongli entered into an operating agreement which, amongst other matters, precludes Hongli from borrowing money, selling or acquiring assets, including intellectual property rights, providing guarantees to third parties or assigning any business agreements, without the prior written consent of Hongyuan. Hongyuan also agreed that, if any guarantee for Hongli’s performance of any contract or loan was required, Hongyuan would provide such guarantee to Hongli.

As a result of these contractual arrangements, Hongyuan is entitled to receive the expected residual returns of Hongli. Additionally, although Hongli has been profitable, in the event that Hongli were to incur losses, Hongyuan would be obligated to absorb a majority of the risk of loss from Hongli’s activities as a result of its inability to receive payment for its accumulated consulting fees that are equal to Hongli’s net income.

The Company believes that the equity investors in Hongli do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Hongli and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Hongli’s results, assets and liabilities in the accompanying financial statements.

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30,	June 30,
	2011	2010
Total current assets	$49,774,889	$22,525,835
Total assets	$166,989,770	$78,803,776
Total current liabilities	$78,860,160	$18,898,385
Total liabilities	$78,860,160	$18,898,385

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd., (see Note 16). As of June 30, 2011, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since they were acquired by the Company (see Note 25).

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) accounting standard for consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described below, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is enabled to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Management makes ongoing assessments of whether Hongyuan is the primary beneficiary of Hongli and its subsidiaries.

Accounting Standards Codification (“ASC”) 810 – “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. The contractual arrangements entered into between Hongyuan and Hongli are comprised of the following series of agreements:

(1)
a Consulting Services Agreement, through which Hongyuan has the right to advise, consult, manage and operate Hongli and its subsidiaries (“the Operating Companies”), collect, and own all of the respective net profits of the Operating Companies;

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

Since Top Favour, Hongyuan and Hongli are under common control, the above corporate structure including the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of Top Favour, Hongyuan and Hongli has been accounted for at historical cost and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtable accounts for accounts receivable;  valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Stock-based compensation expense is recognized based on awards expected to vest.  The United States Generally Accepted Accounting Principles (“U.S. GAAP”) require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking.  Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board.  The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

Coal and coke sales represent the invoiced value of goods, net of a value-added tax (“VAT”), sales discounts and actual returns at the time when product is sold to the customer.

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  Total shipping and handling costs amounted to $0, $25,248 and $202,849 for the years ended June 30, 2011, 2010 and 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, its subsidiary and VIEs in the PRC is denominated in RMB.

For the subsidiaries and VIEs whose functional currencies are other than the U.S. dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of  equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts, with the exception of equity, at June 30, 2011 and 2010 were translated at RMB 6.46 to $1 and RMB 6.79 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2011, 2010 and 2009 were at RMB 6.63 to $1, RMB6.82 to $1 and RMB6.83 to $1, respectively

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (See Note 19). For long-term investments which consisted of a 2.86% interest in a Credit Union in China and an investment in a joint venture company with the local Chinese government, it was impracticable for the Company to obtain their fair values at June 30, 2011.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Carrying Value at June 30, 2011	Fair Value Measurement at June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$5,569,047	$—	$—	$5,569,047

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Beginning fair value	$30,436,087	$-
Issuance of warrants	325,285	94,605,650
Realized gain recorded in earnings	(23,135,827)	(24,016,407)
Exceeded amount between value of warrants and gross proceeds recorded in earnings		(40,153,156)
Value of warrants exercised recorded in APIC	(2,056,498)	-
Ending fair value	$5,569,047	$30,436,087

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on June 30, 2011 and 2010.

	June 30,	June 30,
	2011	2010
Number of shares exercisable	3,906,853	4,076,609
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$4.56	$12.30
Expected term(year)	3.60-5.78	4.61-6.78
Risk-free interest rate	1.10-2.05%	1.63-2.38%
Expected volatility	75%	80%

Due to the relatively short trading history of the Company’s stock, the expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded on United States stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended June 30, 2011, 2010 and 2009, there were no impairment charges.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of June 30, 2011 and 2010, the Company had $34,425,040 and $39,791,148 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has the debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Loans receivable

Loans receivable represents amounts the Company loaned to unrelated parties. The loans either are due on demand or mature within a year, and are either unsecured or  secured by the properties of the borrowers or guaranteed by unrelated parties. All loans receivables are subject to interest charges.

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

Other receivables

Other receivables mainly include advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method.  Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2011 and 2010, management believed that no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements and its new coking plant. Interest incurred during the period of construction, if material, is capitalized.  For the years ended June 30, 2011, 2010 and 2009, $794,011, $0, and $35,914 of interest was capitalized into CIP, respectively.  All other interest is expensed as incurred.  CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights.  Under the accounting standard regarding treatment of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but tested for impairment at least annually. Intangible assets with finite live are amortized over their useful lives and reviewed at least quarterly for impairment.

Intangible - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tones.  The Company’s coal reserves are controlled through direct ownership which generally lasts until the recoverable reserves are depleted.

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  Based on its review, the Company believes that, as of June 30, 2011 and 2010, there was no impairment of long-lived assets.

Long-term investment

Investments in equity securities of privately-held companies in which the Company holds less than 20% voting interest and to which the Company does not have the ability to exercise significant influence are accounted for under the cost method.

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for under the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2011, management believes no impairment charge is necessary.

Asset retirement cost and obligations

The Company follows the pronouncements of the accounting standard to account for the asset retirement cost and obligations to retire tangible long-lived assets. This standard generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. If an entity has a conditional asset retirement obligation, a liability should be recognized when the fair value of the obligations can be reasonably estimated.

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

In May 2009, the Bureau of Finance and the Bureau of Land and Resource of Henan Province issued regulations on mine environmental control and recovery which require mining companies to file an evaluation report regarding the environmental impacts of mining (the “Evaluation Report”) before December 31, 2010. The corresponding authorities will then determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation will be determined by the authorities based on the approved filing. Such requirement was extended along with the extension of the provincial mine consolidation schedule.  However, such extension date has not been finalized by the related provincial authorities.

The Company did not record such asset retirement obligation as of June 30, 2011 and 2010 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2011, 2010 and 2009.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of VAT.  All of the Company’s coal and coke are sold in the PRC and are subject to a Chinese VAT at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products.  The Company records VAT payable and VAT receivable net of payments in the consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

Warrants liability

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

In connection with the Share Exchange, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of the adoption of this accounting standard, all warrants issued after the Share Exchange are recorded as a liability because the strike price of such warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency which is denominated in RMB.

All warrants issued before the Share Exchange, which were treated as equity pursuant to the derivative treatment exemption prior to the Share Exchange, are also no longer afforded equity treatment because the strike price of such warrants is denominated in U.S. dollar, a currency other than the Company’s functional currency which is denominated in RMB. Therefore, such warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such warrants are exercised or expire. The Company has reclassified the fair value of such warrants of $631,002 from equity to liability since the Share Exchange.

Noncontrolling interests

Noncontrolling interests consist of the 40% equity interests of Xingsheng Coal and Shuangrui Coal owned by unrelated third parties. For the year ended June 30, 2011, 2010 and 2009, there was no net income or loss attributable to such noncontrolling interests because neither Xingsheng Coal nor Shuangrui Coal was operational during such periods.

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC – 260 “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants were assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects the adoption of this ASU may have an impact on its future business combinations.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the ASC include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the ASC are effective for interim and annual periods beginning after December 15, 2011. The Company expects the implementation of this guidance will have no material impact on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the ASC to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the ASC are effective for interim and annual periods beginning after December 15, 2011. The Company expects the implementation of this guidance will have no material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the companying consolidated financial statements.

Note 3 - Business reorganization

On February 5, 2010, the Company completed a Share Exchange with Top Favour, and Top Favour became a wholly-owned subsidiary of the Company. In connection with the closing of the Share Exchange, all of the assets and liabilities of Ableauction.com, Inc.’s former business had been transferred to a liquidating trust, including the capital stock of its former subsidiaries. On the closing date, the Company issued 13,117,952 of its common shares to Top Favour’s shareholders in exchange for 100% of the capital stock of Top Favour. Prior to the Share Exchange, the Company had 405,710 shares of common stock issued and outstanding. After the Share Exchange, the Company had 13,523,662 shares of common stock outstanding, and Top Favour’s shareholders owned approximately 97% of the issued and outstanding shares. The management members of Top Favour became the directors and officers of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the Share Exchange. As the Share Exchange was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. Acquisition-related costs incurred to effect the business combination, including finder’s fee, advisory, legal, accounting, valuation, and other professional and consulting fees, were $1,127,612 and accounted for as expense as of June 30, 2010.

Note 4 – Concentration and credit risk

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 For the year ended June 30, 2011, 74.6% of the Company’s total revenue was from three major customers who individually accounted for 38.0%, 21.4%, and 15.2% of total revenue, respectively.  Accounts receivable of these three customers were 27.0%, 20.4%, and 11.1% of the total accounts receivable balance at June 30, 2011, respectively.  For the year ended June 30, 2010, 89.7% of the Company’s total revenue was from three major customers who accounted individually for 43.6%, 34.1%, and 12.0% of total revenue, respectively. Accounts receivable with those three customers were 0%, 58.7%, and 11.9%of the total accounts receivable balance at June 30, 2010, respectively. For the year ended June 30, 2009, 65.2% of the Company’s total revenue was from four major customers who accounted individually for 29.0%, 13.2%, 12.2% and 10.8% of total revenue, respectively.

For the years ended June 30, 2011, 2010 and 2009, all of the Company’s raw material purchases as well as accounts payable were generated in the PRC.

For the year ended June 30, 2011, three major suppliers provided 32.9% of the Company’s total raw material purchases, with each supplier individually accounting for 11.4%, 10.9% and 10.6%, respectively. For the year ended June 30, 2010, three major suppliers provided 62.5% of total raw material purchases, with each supplier individually accounting for 29.2%, 22.2% and 11.1%, respectively. For the year ended June 30, 2009, three major suppliers provided 40.6% of total raw material purchases, with each supplier individually accounting for 15.3%, 15.2% and 10.1%, respectively.

The Company held no accounts payable from its major suppliers as of June 30, 2011 and 2010.

Note 5 – Loans receivable

Top Favour loaned $2,513,308 to Capital Paradise Limited (“CPL”), an unrelated party, which was outstanding on June 30, 2010. The loan was due on demand and unsecured, and carried an annual interest rate of 3%.  The loan was repaid in September and October 2010.

In August 2010 and April 2011, Top Favour loaned $1,000,000 and $2,000,000, respectively, to CPL, and the balance was repaid in full on June 15, 2011.  On June 8, 2011, Top Favour loaned $10,044,200 to CPL, of which $86,610 was repaid prior to the due date. This loan, which will mature on June 7, 2012, is unsecured and carries an annual interest rate of 9.45%. Interest is receivable every six months.

On April 19, 2011, the Company loaned $2,165,800 (RMB 14,000,000) to an unrelated party. This loan, which was due June 30, 2011, is secured by the borrower’s land use rights, carries an annual interest rate of 10.8%. This loan was extended to September 30, 2011.

On June 21, 2011, the Company loaned $4,641,000 (RMB 30, 000,000) to an unrelated party. This loan is due on July 28, 2011 and is guaranteed by an unrelated party, and carries an annual interest rate of 10.8%. This loan was outstanding as of June 30, 2011 and repaid in full on August 17, 2011.

For the year ended June 30, 2011, 2010 and 2009, interest income from loans receivable was approximately $60,000, $0 and $0, respectively.

Note 6 – Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customer’s bank earlier than the scheduled payment date. However, an early request will incur an interest charge and a processing fee. Notes receivable amounted to $0 and $1,045,830 as of June 30, 2011 and 2010, respectively.

Note 7 - Accounts receivable, trade, net

Accounts receivable consisted of the following:
	June 30, 2011	June 30, 2010
Accounts receivable	$8,489,272	$5,304,900
Allowance for doubtful accounts	-	216
Accounts receivable, trade, net	$8,489,272	$5,304,684

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2011and 2010,  the Company did not write off any uncollectible accounts receivables.  The Company wrote off $293,000 of uncollectible accounts receivables during the year ended June 30, 2009.

Note 8 – Other receivables

Other receivables consisted of the following:

	June 30, 2011	June 30, 2010
Prepayment to be refunded due to cancellation of contracts	$-	$209,166
Receivables from an unrelated company	125,503	154,381
Advances to employees	42,740	115,574
Miscellaneous	63,883	-
Other receivables	$232,126	$479,121

The Company cancelled purchase agreements with two suppliers prior to June 30, 2010 and prepayments to these suppliers were refunded to the Company during the year ended June 30, 2011. As of June 30, 2011 and 2010, prepayments to be refunded due to cancellation of contracts amounted to $0 and $209,166, respectively.

For the years ended June 30, 2011, the Company wrote off $32,736 in uncollectible other receivables.  For the years ended June 30, 2010 and 2009, there was no such write-offs. Management believes all other receivables were collectible as of June 30, 2011 and 2010.

Note 9 – Inventories

Inventories consisted of the following:

	June 30, 2011	June 30,2010
Raw materials	$179,957	$157,717
Work in process	751,529	587,886
Supplies	87,430	21,744
Finished goods	1,992,010	1,494,469
Total	$3,010,926	$2,261,816

Note 10 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

The Company temporarily halted its monthly purchases from Zhengyun Coal Distribution Co., Ltd. (“Zhengyun Coal”) beginning in December 2010, due to its inability to supply coal to the Company. Zhengyun Coal refunded a portion of the Company’s advances in the amount of approximately $1.71 million (RMB 11,077,505) in January 2011.

Advances to suppliers as of June 30, 2011 and 2010 amounted to $8,994,833 and $4,995,703, respectively.

Note 11 – Prepayments

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking factory still under construction. As of June 30, 2011 and 2010, prepayments for land use rights amounted to $8,980,335 and $5,074,485, respectively.  Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  The Company expects to acquire the land use rights by December 31, 2011, at an estimated total cost of $10,682,625 (RMB 70,050,000).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for acquisitions

The Company has been in the process of acquiring coal mine companies with annual production capacity of 150,000 to 300,000 metric tons, pursuant to a government-directed coal mine consolidation program.  The Company had prepaid $8,858,398 to six potential targets, two of which, Xingsheng Coal and Shuangrui Coal, the Company acquired 60% of each on May 20, 2011.

As of June 30, 2011, the Company had prepaid $20,905,922 (RMB 135,138,476) in the aggregate in connection with four of the potential targets which the Company later decided not to acquire. Pursuant to the Company’s agreements with the owners of these four targets entered into in August 2011,  $7.5 million of the prepayments has been refunded to the Company, with the balance to be refunded by December 31, 2011.

In December 2010, the Company advanced $4,641,000 (RMB 30,000,000) to Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level mine consolidator, to form a joint-venture with Zhonghong. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), was established on April 28, 2011.

As of June 30, 2011 and 2010, prepayments for mine acquisitions amounted to $25,546,922 and $8,858,398, respectively.

Prepayments for construction

Prepayments for construction are mainly monies advanced to contractors and equipment suppliers in connection with the Company’s new coking plant, as well as for tunnel improvement at the Company’s Hongchang coal mine.

As of June 30, 2011, the Company made prepayments of approximately $10.7 million toward construction of its new coking plant.

The total contract price of construction amounted to approximately $40.9 million. Prepayments for construction, as of June 30, 2011 and 2010, amounted to $8,134,736 and $17,303,883, respectively.

In addition, the Company made prepayment of approximately $1.2 million (RMB 8.0 million) during the year ended June 30, 2010 to improve the existing mining tunnel of Hongchang coal mine. As of June 30, 2011, this project had not commenced.

Note 12 –Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2011	June 30,2010
Buildings and improvements	$10,580,909	$10,074,777
Mine development cost	11,178,672	10,643,945
Machinery and equipment	7,149,957	5,678,274
Other Equipment	421,189	482,716
Total	29,330,727	26,879,712
Less accumulated depreciation	(12,173,185)	(9,779,099)
Total plant and equipment, net	$17,157,542	$17,100,613

Depreciation expense for the years ended June 30, 2011, 2010 and 2009 amounted $1,856,068, $3,195,093 and $2,013,441, respectively.

Note 13 – Construction in progress

Construction in progress at June 30, 2011 and 2010 amounted to $23,204,544 and $3,829,800, respectively, and relate to the Company’s new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total in CIP as of June 30, 2011	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking factory	$23,204,544	$26,585,000	$49,789,544	December 2011

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Intangible – land use rights, net

Land use rights, net, consisted of the following:

	June 30, 2011	June 30,2010
Land use rights	$2,425,247	$2,309,237
Accumulated amortization	(505,260)	(416,945)
Total land use rights, net	$1,919,987	$1,892,292

Amortization expense for the years ended June 30, 2011, 2010 and 2009 amounted to $65,713, $63,871 and $63,798, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended June 30,	Amortization Expense
2012	$65,713
2013	65,713
2014	65,713
2015	65,713
2016	65,713
Thereafter	1,591,422
Total	$1,919,987

Note 15 – Intangible - mining rights, net

Mining rights, net, consisted of the following:

	June 30, 2011	June 30,2010

Mining rights	$41,990,576	$13,173,377
Accumulated depletion	(12,581,711)	(10,543,940)
Total, net	$29,408,865	$2,629,437

Depletion expense for the years ended June 30, 2011, 2010 and 2009 amounted to $1,471,026, $2,621,874 and $2,813,566, respectively. Depletion expenses were charged to cost of revenue in the period incurred using unit-of-production method.

Note 16 – Long-term Investments

Long-term investments consisted of investment accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.2 million (RMB 8.0 million) in Pingdingshan Rural Cooperative Bank (“PRCB”).  This investment represents an approximately 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, the joint venture, Hongyuan CSG, was established by Zhonghong (49%) and Henan Coal Seam Gas (51%). The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of June 30, 2011, approximately $3.09 million (RMB 20 million) of the registered capital of Hongyuan CSG has been funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital of Hongyuan CSG is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method. Hongyuan CSG has not commenced operation since inception.

Note 17 – Notes payable

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

Under the Company’s arrangement with Shanghai Pudong Development Bank (“SPDB”), the Company is required to deposit 50% of the notes payable balance at SPDB as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the notes payables are guaranteed either by the Company’s CEO, Hongli or an unrelated party. SPDB subjects the Company to a diligence review for each note issued, and also charges a processing fee based on 0.05% of the face value of the note.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s arrangement with PRCB, the Company has a line of credit of $30.3 million.  While the Company is required to deposit 50% of the face value of the notes issued under such line of credit as a guarantee deposit, PRCB does not subject the Company to diligence review for each note issued so long as the aggregated amount of notes issued are within the credit limit.

As of June 30, 2011, the Company paid off all short-term notes payable issued through SPDB and PRCB, in the aggregate amount of $20,111,000 (RMB 130,000,000), and these banks released deposits  in the aggregate amount of $10,829,000 (RMB 70,000,000) in connection with such payments.

On January 31, 2011, the Company deposited $2,320,500 (RMB 15,000,000) with Pingdingshan City Rural Credit Union as guarantee deposit to enable Hongguang Power to issue notes payable.  As of June 30, 2011, no agreement had been entered into with the bank, and no notes payable have been issued in connection therewith.

Note 18 – Short-term loans

Short-term loans represent amounts due to various banks  which generally can be renewed.

On May 30, 2010, Hongyuan entered a one-year loan agreement with a local bank to borrow $14,730,000 (RMB 100 million) with per annum interest rate of 4.301%, or 90% of the interest rate of the same-term bank loan set by the People’s Bank of China, which was 4.779% at the time the loan agreement was entered into. The collateral of this bank loan was pledged by Top Favour through a bank deposit with the same bank of $17,010,000 with an annual interest rate of 1.3%. The loan was also guaranteed by the Company’s CEO. The Company paid off this loan on June 1, 2011, and the bank released the deposit in full.

In connection with this one-year bank loan, on May 15, 2010, the Company entered into a foreign currency exchange contract with a local bank. Pursuant to the contract, at the Company’s option, the Company was able to exchange $20,000,000 into RMB with the exchange rate at $1 to RMB 6.7 on October 31, 2010. The Company did not exercise such option when the contract expired.

On June 16, 2011, Hongyuan entered a one-year loan agreement with a local bank to borrow $4,950,400 (RMB 32,000,000) with per annum interest rate of 6.435%. The collateral of this bank loan was pledged by Top Favour through a bank deposit with the same bank of $6,000,000 with an annual interest rate of 1.3%. The loan was also guaranteed by the Company’s CEO.

Note 19 – Long-term loans

Long-term loans represent amounts due to unrelated lenders and mature over one year.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust Co., Ltd. (“Bairui”), an unrelated third party, pursuant to which Bairui agreed to loan Hongli the sum of approximately $55.7 million (RMB 360 million) with annual interest of 6.3%, of which approximately $27.8 million (RMB 180 million) is due on April 2, 2013, and approximately $27.8 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and guaranteed by Hongyuan and the Company’s CEO.

Average interest rate of the short-term and long-term loans was 7.99%, 3.25% and 8.89% for the years ended June 30, 2011, 2010 and 2009, respectively. Total interest expense on short term loans and long-term loans for the years ended June 30, 2011, 2010 and 2009 amounted to $2,246,876, $85,219 and $344,532, respectively, of which $794,011, $0 and $35,914 was capitalized into CIP, respectively.

Note 20 – Other payables and accrued liabilities

Other payables mainly consisted of customer deposits to be returned, and accrued liabilities which consisted of salary, utility, professional service, and other general and administrative expenses incurred.

Other payables and accrued liabilities consisted of the following:

	June 30, 2011	June 30, 2010

Customer deposits to be returned	$-	$823,241
Accrued liabilities	1,426,285	609,880
Total	$1,426,285	$1,433,121

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Taxes

Income Tax

The PRC does not allow consolidation or group filing for corporate income tax purposes. Income and losses from members of the same consolidated group (for financial reporting purposes) are not allowed to offset one another. Therefore, total taxable income (loss) subject to actual PRC corporate tax within the consolidated group does not necessarily equal to the consolidated net income before income tax of the consolidated group. The PRC tax administration system does not necessarily retroactively recognize or allow accounting adjustments that are discovered and posted after the income tax returns are filed as additional taxable income or deductions for the tax year to which such post-filing accounting adjustments relate. The Company considers any U.S. GAAP adjustments to its financial statements made after the statutory tax returns are filed to be permanent differences for the purpose of reconciling differences of income tax provision and actual PRC income tax liabilities.

SinoCoking is subject to the United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands. All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Shunli Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong.

Hongyuan, Hongli, Baofeng Coking, Hongguang Power, Shunli Coal, Xingsheng Coal, Shuangrui Coal and Zhonghong are subject to 25% enterprise income tax rate in China.

As approved by the local tax bureau, Hongchang Coal’s total income tax obligation for the 12 months ended December 31, 2011, 2010 and 2009 was approximately $380,000 (RMB 2,520,000) for each such calendar year, regardless of its actual taxable income during such period.

The estimated tax savings due to the foregoing reduced tax rate amounted to $1,471,736, $902,291 and $1,900,000 for the years ended June 30, 2011, 2010 and 2009, respectively. If the statutory income tax had been applied, the Company would have had decreased basic and diluted earnings per share from $1.90 to $1.83 for the years ended June 30, 2011, respectively, decreased basic and diluted earnings per share from $2.49 to $2.43 and from $2.44 to $2.38 for the year ended June 30, 2010, respectively, and decreased basic and diluted earnings per share from $1.29 to $1.15 for the year ended June 30, 2009.

The provision for income taxes consisted of the following:

	For the years ended June 30,
	2011	2010	2009
U.S. current income tax expense	$-	$-	$-
BVI current income tax expense	-	-	-
PRC current income tax expense	5,065,380	4,517,024	3,491,590
Total provision for income taxes	5,065,380	$4,517,024	$3,491,590

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2011, 2010 and 2009:

	June 30,
	2011	2010	2009
U.S. Statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%	0.0%
PRC income tax	25.0%	25.0%	25.0%
China income tax exemption	(6.2)%	(4.2)%	(10.9)%
Other item (1)	(7.5)%	(10.4)%	3.0%
Effective rate	11.3%	10.4%	17.1%

(1) The (7.5)% for the year ended June 30, 2011 mainly represents gain on change in fair value of warrants of $23,135,827 incurred by the Company, for which the Company did not incur a tax expense. The (10.4)% for the year ended June 30, 2010 mainly represents change in fair value of warrants of $24,016,407 incurred by the Company that was not subject to the income tax. The 3.0% for the year ended June 30, 2009 represents operating losses incurred by Hongguang Power and Hongchang Coal. Management believes the losses may not be recovered through future operations.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2011. As of June 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,353,000, which may be available to reduce future years’ taxable income. The net operating loss will carry forward through 2031 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the years ended 2010 and 2011:

Valuation allowance
Balance at June 30, 2009	$208,000
Additions	68,000
Balance at June 30, 2010	$276,000
Additions	184,000
Balance at June 30, 2011	$460,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $34.5 million as of June 30, 2011, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $15,024,674 and $9,155,023 for the year ended June 30, 2011, $12,735,437 and $7,189,738 for the year ended June 30, 2010, and $9,285,223 and $3,272,861 for the year ended June 30, 2009, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes Payable

Taxes payable consisted of the following:

	June 30, 2011	June 30, 2010
VAT	$888,602	$59,848
Income tax	1,710,717	723,966
Others	257,352	445,205
Total taxes payable	$2,856,671	$1,229,019

Note 22 – Private placement equity financing

On February 5, 2010, simultaneously with the Share Exchange and immediately following a 1-for-20 reverse stock split (Note 23), the Company executed a private placement financing in which it sold and issued 1,180,892 units for the aggregated proceeds of $7,085,352, at a purchase price of $6.00 per unit, to 34 non-U.S. investors. Each unit consists of one share of common stock and a warrant (“Investor warrants”) for the purchase of 0.5 shares of common stock with an exercise price of $12.00 per whole share. The Investor warrants are exercisable for a period of five years from the date of issuance.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the foregoing, the Company entered into a registration rights agreement with the U.S. investors under with the Company agreed to file a registration statement to register both the shares of common stock, and the common stock underlying the warrants, that were issued to the U.S. investors in the financing, within 60 days after the closing date of March 11, 2010. The Company agreed to use its best efforts to have this registration statement declared effective by the Commission within 120 days, subject to certain exceptions. The Company also agreed to undertake commercially reasonable efforts to register the shares of common stock and warrants issued to the non-U.S. investors in the initial closing on February 5, 2010, as well as the securities issued to non-U.S. investors on March 11, 2010. The registration statement was filed with SEC on May 11, 2010 and was declared effective by the SEC on September 13, 2010.

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

The following table summarizes the securities issued and expenses incurred in connection with this equity financing.

	# of shares of underlying common stock	Value
Investor warrants@$12.00 per share	590,446	$11,898,728
Callable investor warrants@$12.00 per share	3,082,027	72,324,038
Total warrants to investors	3,672,473	84,222,766
Gross cash proceeds from equity financing
Allocated to warrants		(44,069,610)
Excess charged to current period expense		$40,153,156
Common stock issued to investors	7,344,935	$-

Callable agent warrants @$6.00 per share	250,000	$6,791,519
Callable agent warrants @$12.00 per share	117,163	2,960,363
7% cash fee paid to placement agents		2,188,391
Legal fee in connection with Equity financing		75,000
Total issuance costs		12,015,273
Less beginning balance in paid in capital		(3,524,206)
Remaining amount of issuance costs charged to retained earnings		$8,491,067

Note 23 – Capital transactions

Stock split

On February 5, 2010, the Company affected a 1-for-20 reverse split of its outstanding common shares.  All references to share and per-share data for all periods presented in the consolidated financial statements have been adjusted to give effect to this stock split.

Issuance of capital stock

Immediately before the Share Exchange, the Company had 405,710 shares of outstanding common stock on February 5, 2010.

In connection with the Share Exchange, on February 5, 2010, the Company issued 13,117,952 shares of the Company’s common stock.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the private placement equity financing disclosed in Note 22, the Company issued 1,180,892 and 6,164,043 shares of the Company’s common stock to investors at the first closing date February 5, 2010, and the second closing date of March, 11, 2010, respectively.

The Company issued 2,593 round-up shares of common stock in connection with the Share Exchange and private placement equity financing.

Increase of registered capital in Hongli

As required by the local government and in order for Hongli to retain its coal trading license, Hongli increased its registered capital by $3,050,000 (RMB 20,000,000). The increased amount was paid by Hongli’s equity owners on August 26, 2010.  The registration for the registered capital increase was complete as of June 30, 2011.

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

On February 5, 2010, the completion date of the Share Exchange, there were options exercisable for 11,124 shares of the Company’s common stock outstanding.

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

These outstanding options were fully vested before the completion of the Share Exchange on February 5, 2010, and through June 30, 2011, no additional options had been granted.

The following consisted of the outstanding and exercisable options at June 30, 2011

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	3.11 years	$86.79	10,851	3.11 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2009	-
Granted	11,124
Forfeited	273
Exercised	-
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2011	10,851

Warrants

In connection with the equity financing disclosed in Note 22, the Company issued warrants exercisable into 4,039,636 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,973 shares of the Company’s common stock (“Existing Warrants”) outstanding on February 5, 2010.

On July 1, 2010, the Company granted callable warrants underlying 50,000 shares of the Company’s common stock to exchange for consulting service. These warrants expire on July 1, 2015 with exercise price of $20.00, and such exercise price was changed to $15.00 in March 2011. The fair value of these warrants was $325,285, and was charged to general and administrative expense for the year ended June 30, 2011.

On November 12, 2010, warrants underlying 1,000 shares of the Company’s common stock were exercised at $6.00 per share.  The fair value of these warrants on the exercise date was $6,438. In addition, 218,756 warrants underlying 218,756 shares of the Company’s common stock were exercised at $6.00 per share during the third quarter ended March 31, 2011. The fair value of these warrants on the exercise date was $2,050,060.

The Company follows the provisions of an accounting standard regarding instrument that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, the Existing Warrants are not afforded equity treatment because the strike price of such warrants is denominated in U.S. dollar, a currency other than the Company’s functional currency RMB. Therefore such warrants are not considered indexed to the Company’s own stock, and as such, all changes in the fair value of such warrants are recognized currently in earnings until such time as such warrants are exercised or expire.

As of June 30, 2011 and 2011, warrants that were exercisable into 3,906,853 and 4,076,609 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $5,569,047 and $30,436,087 at June 30, 2011 and 2010, respectively. The decrease of fair value of warrants was $23,135,827 and it was recorded as a gain on change in fair value of warrants. Fair value of $2,056,498 in relation to the warrants exercised during the year ended June 30, 2011 was recorded to the additional paid in capital.  $325,285 was the fair value of the 50,000 warrants at the issuance date of July 1, 2010, which was charged to the general and administrative expense.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in warrant activity is presented as follows:

	Existing warrants @$48.00 (1)	Investor warrants @12.00 (2)	Callable warrants @$12.00 (3)(6)	Callable warrants @6.00 (4)(6)	Callable warrants@ 15.00 (5)(6)	Total

Outstanding, June 30, 2009	-	-		-	-	-
Granted	36,973	590,446	3,199,190	250,000	-	4,076,609
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-
Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted	-	-	-	-	50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	(219,756)	-	(219,756)
Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 5.78 years as of June 30, 2011

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 3.60 years as of June 30, 2011.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual terms of 3.70 and 3.72 years as of June 30, 2011, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with a remaining contractual term of 3.70 years as of June 30, 2011.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with a remaining contractual term of 4.00 years as of June 30, 2011.

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

Note 24 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2011, 2010 and 2009:

	For the years ended June 30,
	2011	2010	2009
Net income for earnings per share	$39,907,860	$38,934,497	$16,967,935

Weighted average shares used in basic computation	20,962,091	15,623,823	13,117,952
Diluted effect of warrants	59,164	318,628	-
Weighted average shares used in diluted computation	21,021,255	15,942,451	13,117,952
Earnings per share – Basic	$1.90	$2.49	$1.29
Earnings per share – Diluted	$1.90	$2.49	$1.29

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in aggregate at June 30, 2011. For the year ended June 30, 2011, 3,876,609 of outstanding warrants and 10,851 of outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 30,244 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.

As of June 30, 2010, the Company had warrants and options exercisable in aggregate of 4,087,460 shares of the Company’s common stock. For the year ended June 30, 2010, all outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 4,039,631 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.

The Company had no warrants and options outstanding on June 30, 2009, and therefore no diluted effect on the earnings per share calculation for year ended June 30, 2009.

Note 25- Acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain mutually agreed upon terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company, other than such company’s mining rights, would be disposed of by the sellers on or before the closing of the Company’s acquisition, or assume by the sellers until their disposal. At June 30, 2011, the Company’s acquisition of the three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through June 30, 2011, which were mainly from disposing assets and liabilities (other than their mining rights), have not been included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three companies, the parties’ intention, as memorialized in the Supplemental Agreement, is for the Company to acquire only their mining rights without any of their other assets or liabilities, which assets and liabilities remain with the sellers. Thus, the Company has accounted for these transactions in substance as acquisitions of assets.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2011, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $155,000 (RMB 1 million) due by December 31, 2011.

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered an equity purchase agreement to acquire 60% of equity interests of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Xingsheng Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. As of June 30, 2011, payment of the purchase price has been paid in full.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered an equity purchase agreement to acquire 100% of equity interests of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongchang owns 100% of the equity interests of Shunli Coal. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. As of June 30, 2011, payment of the purchase price has been made in full.

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since the closing of these acquisitions. Pro forma information is not presented because these business acquisitions were insignificant to the Company’s consolidated financial statements. Total assets at June 30, 2010 would have increased by approximately $20 million if these acquisitions occurred in the prior year.

Note 26 – Commitments and contingencies

Lease agreement:

The Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013 with monthly lease payment of $21,960 (RMB 145,529) and monthly management fee of $3,875 (RMB 25,681).

In August 2010, the Company entered into another lease agreement for three different office units within the same building replacing the original lease (see above) from August 14, 2010 to June 14, 2013, with monthly lease payment of $10,497 (RMB 69,565) and monthly management fee of $1,852 (RMB 12,276).

Zhonghong is leasing an office unit in Zhengzhou from February 25, 2011 to August 24, 2013 with monthly lease payments of $5,595 (RMB 37,075).

Hongli is also leasing an office unit in Pingdingshan from October 1, 2010 to September 30, 2011 with monthly lease payment of $2,040 (RMB 13,520).

For the years ended June 31, 2011, 2010 and 2009, lease expense were $363,130, $19,830, and $0, respectively.

As of June 30, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended June 30,	Amount
2012	$223,462
2013	209,158
2014	9,925
Total	$442,545

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of its new coking facility and for equipment purchases. As of June 30, 2011, the total amount due under these contracts was approximately $40,915,000. The Company has made payments of approximately $30,102,000, with the remaining $10,813,000 to be paid based on construction progress.

Note 27 – Statutory reserves

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

Each of the Company’s subsidiary and VIEs in the PRC is required to transfer 10% of its net income, as determined in accordance with the PRC Company Law, to a statutory surplus reserve fund until such reserve balance reaches 50% of each such entity’s registered capital. The transfer must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2011, the statutory surplus reserves of Hongchang Coal had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of June 30, 2011. The newly acquired Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses. During the year ended June 30, 2011, Hongli made additional contribution of $1,276,593to the statutory reserve in response to its increase of registered capital of $2,946,000 (RMB 20,000,000).

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. The newly acquired Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of  June 30, 2011.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of June 30, 2011 and 2010:
	June 30, 2011	June 30, 2010	50% of registered capital	Future contributions required as of June 30, 2011

Hongli	$1,824,797	$548,204	$2,057,204	$232,407
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Shunli Coal	-	-	230,850	230,850
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,043,158	766,565	9,942,782	7,899,624
Mine reproduction reserve	1,360,635	1,070,830	-	-
Total statutory reserve	$3,403,793	$1,837,395	$9,942,782	$7,899,624

Note 28 – Related party transactions

Other receivables from related parties at June 30, 2011 and 2010 amounted to $0 and $477,052, respectively. The balance at June 30, 2010 represented $418,410 in funds advanced to Mr. Hui Zheng, the Director and Vice President of Operation of Hongli, for him to perform business and acquisition development activities on behalf the Company, and over-repayment of $58,642 to Mr. Liuchang Yang, the former Vice President of the Company.

Advances to suppliers – related party at June 30, 2011 and 2010 amounted to $575,700 and $0, respectively. The balance at June 30, 2011 represented prepayments to the 40% owner of Xingsheng Coal for coal purchases. The Company acquired 60% equity interests of Xingsheng Coal on May 20, 2011(see Note 25).

The Company also received funds from its CEO. Payables to the CEO amounted to $455,768 and $51,381 at June 30, 2011 and 2010, respectively. Such payables are interest free, due on demand and will be settled by cash payment.

Note 29 – Revenues by products

Based on qualitative and quantitative criteria established by the FASB accounting standard regarding disclosures about segments of an enterprise and related information, the Company considers itself, including coal mining, coking and the sales of all products as a result of these business activities, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the years ended June 30, 2011, 2010 and 2009 are as summarized as follows:

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2011	2010	2009
Coke	$35,970,933	$27,650,175	$30,534,755
Coal tar	3,358,513	1,324,743	1,171,510
Raw coal	15,073,052	22,964,448	13,151,325
Washed coal	19,885,495	7,088,124	6,538,402
Total	$74,287,993	$59,027,490	$51,395,992

Note 30 – Quarterly Data (Unaudited)

Year ended June 30, 2011	First quarter	Second quarter	Third quarter	Fourth quarter	Full year (audited)
Revenue	$13,008,462	$16,745,332	$19,872,461	$24,661,738	$74,287,993
Gross profit	$4,644,353	$7,110,377	$7,235,710	$8,030,244	$27,020,684
Net income	$15,481,998	$(6,989,723)	$17,138,441	$14,277,144	$39,907,860
Basic net income per share	$0.74	$(0.33)	$0.81	$0.68	$1.90
Diluted net income per share	$0.73	$(0.33)	$0.81	$0.68	$1.90

Year ended June 30, 2010	First quarter	Second quarter	Third quarter	Fourth quarter	Full year (audited)
Revenue	$18,129,461	$14,763,958	$15,247,494	$10,886,577	$59,027,490
Gross profit	$9,060,396	$6,027,147	$5,641,605	$1,720,904	$22,450,052
Net income	$6,547,377	$4,736,299	$(36,876,262)	$64,527,083	$38,934,497
Basic net income per share	$0.50	$0.36	$(2.39)	$4.02	$2.49
Diluted net income per share	$0.50	$0.36	$(2.39)	$3.97	$2.44

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain“disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2011. Based on that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2011 due to the material weaknesses described in the “Management’s Report on Internal Control over Financial Reporting” section below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

 (b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. These controls are designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

As of June 30, 2011, management as then constituted assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of June 30, 2011, such internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those response

The specific material weaknesses identified by its Chief Executive Officer and Chief Financial Officer as of June 30, 2011 are described as follows:

(a) Inadequate U.S. GAAP expertise - The current staff in the accounting department is inexperienced in applying United States generally accepted accounting principles (“U.S. GAAP”) standards and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries. The staff needs substantial training to meet the higher demands of being a U.S. public company. The current staff’s accounting skills and their understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including their skills related to subsidiary financial statements consolidation, is inadequate.

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

(c) Inadequate control on corporate governance - During this fiscal year, we conducted several material investment activities, such as lending a short-term loan to an unrelated party, acquiring a coal mine company, investing in a local commercial bank, and setting up a joint venture, without proper preapproval process in accordance with the internal control policy over investments.

The specific significant deficiencies identified by its Chief Executive Officer and Chief Financial Officer as of June 30, 2011 are described as follows:

(a) Lack of internal control documentations - Although  we have set up internal control policies over all major business cycles, due to the lack of internal audit function and employee trainings, those internal control policies were not completely implemented at the operation level. A material amount of cash disbursement transactions, such as construction prepayments, raw material purchases, and investment payments, were orally approved without written approval documentations.

(b) Inadequate Segregation Duties - We have an inadequate number of personnel to properly implement control procedures.

(c) Lack of internal control over maintaining accounting records – Some external shipping documents were not kept in place due to inadequate management controls over maintaining accounting records. We were not able to obtain the extra copies from the external carriers; this significant deficiency delayed our monthly closing process.

(d) Lack of timely internal communications - Due to the lack of timely internal communication and approval process, the information and documents of certain material amount transactions were not delivered to the accounting department timely and resulted in delays in the monthly and annual closing process.

Notwithstanding these material weaknesses and significant deficiencies in our internal control over financial reporting, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of June 30, 2011, and consolidated results of operations for the year ended June 30, 2011.

Management’s Remediation Initiatives

Management is committed to continuing its efforts to further strengthen the internal control systems of the Company. During the fourth quarter of the fiscal year ended June 30, 2011, we hired an independent accounting advisor firm who is familiar with the U.S. GAAP and internal control procedures over financial reporting to assist us in preparing our consolidated financial statements under the U.S. GAAP, and in implementing adequate control procedures and processes in many areas, and they will also help us identify the areas in which we still need to make substantial improvements in our procedures and processes. The remediation measures that we have undertaken, or plan to undertake, have focused on these efforts.

We plan to recruit more experienced accounting and finance personnel at the management level and staff level and at both the corporate and subsidiary levels so that we can maintain a skilled and competent accounting team across the entire company.

We plan to invest in more resources and expand our corporate internal audit group by adding more professionals experienced with audit to enhance our internal audit team. The internal audit group assists the top management in assessing the effectiveness of our internal controls over financial reporting. The internal audit group prepares audit plans, performs internal testing periodically based on our design of the internal controls over financial reporting, summarizes issues identified through internal testing, develops remediation plans, and submits the plans to our Chief Financial Officer and Chief Executive Officer for approval.

We plan to provide extensive and continuous training to our inexperience staff in applying the United States generally accepted accounting principles (“U.S. GAAP”) standard and to strengthen the importance of implementing internal control procedures and the requirements of internal control documentation.

We also plan to strengthen the overview function of the Board of Directors.  The Board will meet on a regular basis to discuss and approve the material business activities the Company plans to conduct.

We plan to enhance the accountability of our management and staff and to restructure our management and staff incentive system based on the evaluation of operational performances and result of the effectiveness of our internal controls..

In addition, we are in the process of installing an Enterprise Resource Planning (“ERP”) system to improve our financial and internal control system, and the ERP system is expected to be implemented by the end of June, 2012.

 (c) Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee to report suspected violations of law or of our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our independent accounting advisor company tested the effectiveness of internal controls in accordance to our internal control policies, and reported the test results to our CEO and CFO. The test results and the remediation plans were discussed and approved by our Board of Directors and Audit Committee.

(d) Changes in Internal Control over Financial Reporting

Other than the management’s remediation initiatives noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter covered by this Annual Report on Form 10-K. Material weaknesses and significant deficiencies discovered during evaluation process led management to conclude that internal controls over financial reporting in certain areas need further improvement.

Our independent registered public accounting firm, Friedman, LLP, with direct access to our Board of Directors through our Audit Committee, has audited our consolidated financial statements and independently assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As reported in our current report on Form 8-K filed with the SEC on June 3, 2011, Mr. Liuchang Yang and Mr. Jin Yao resigned from all of their offices and positions held with the Company effective May 31, 2011. At the time of resignation, Mr. Yang was a director and the Company’s vice president and secretary, and Mr. Yao was a director and a member of the audit, compensation and nominating committees of the board of the directors.

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	43	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Zan (“Sam”) Wu	34	Chief Financial Officer	February 5, 2010
Hui Zheng	39	Vice President of Operations and Director	February 5, 2010
Yushan Jiang	57	Independent Director	February 5, 2010
Hui Huang	43	Independent Director	February 5, 2010
Haoyi Zhang	37	Independent Director	February 5, 2010

Business Experience

The following is a summary of the educational background and business experience during the past five years of each of our directors and executive officers. The following information includes the person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jianhua Lv has been the executive director and chairman of Hongli since 1996, when he founded the company. Prior to this, from 1989 to 1996 Mr. Lv held a number of positions at the Henan Province Pingdingshan Coal Group, where he developed many years of experience in the coal and coking industries. In early 2007, Mr. Lv was appointed as a standing committee member of the Chinese People’s Political Consultative Conference of Baofeng, Henan Province, and as a standing committee member of the National People’s Congress of Baofeng, Henan Province. Mr. Lv has been honored as an outstanding entrepreneur of the year in 2003 and 2004. Mr. Lv holds a bachelor’s degree from Henan University in Chinese, a master’s degree in economics from Henan University, and a master of law degree from the Central Party School. Mr. Lv’s experience as our Chief Executive Officer and Chairman, and his extensive knowledge of the coal and coking industries qualifies him to serve on our Board.

Zan (“Sam”) Wu has served as the chief financial officer of Hongli since July 2009. Prior to this, Mr. Wu worked as an auditor at the Zhong Rui Hui Accounting Firm from 2000 to 2001. Mr. Wu was a financial analyst at VIR Consultancy Ltd. from 2003 to 2004. From 2004 through 2006, Mr. Wu held the positions of assistant manager and financial manager at Domino Scientific Equipment Ltd. Mr. Wu was the chief representative of Global American, Inc. (China Representative Office) from 2006 – 2009. Except for Hongli, our VIE, none of these companies is related to or affiliated with the Company. Mr. Wu holds a bachelor’s degree in accounting from the Capital University of Economics and Business and a master’s degree in financial management and control from Aston Business School.

Hui Zheng has served as vice manager of Human Resources at Hongli since 2006. Prior to this Mr. Zheng worked at SinoCoking as a statistician, secretary and vice-dean from 1998 until 2006. Mr. Zheng has worked in the materials industry since 1996. Mr. Zheng holds a degree from Zhengzhou University. Mr. Zheng’s in-depth working experience as vice manager at Hongli and operating business in the PRC, his knowledge and his lengthy working experience in the Chinese coal and materials industries qualify him to serve on our Board.

Yushan Jiang has served as the chief executive officer of the Pingdingshan Coal Group Shoushan Coking Co., Ltd. since February 2007. Prior to this, from 2001 to 2007, he was chief engineer at the Henan Tianhong Coking Company. Prior to this Mr. Jiang developed expensive experience in the coking industry as he held numerous positions since 1972 as a worker, director, and head of research and development for various coking operations. None of these operations is related to or affiliated with the Company. Mr. Jiang is also currently a vice-director and member of the Coking Committee of the Henan Province Metals Association, and vice-secretary of the Henan Province Institute of Coal & Coke. Mr. Jiang holds a Bachelor’s degree in Coal and Chemistry from the Wuhan College of Iron & Steel. Mr. Jiang’s extensive working and leadership experience in the coking industry and his educational background qualify him to serve on our Board.

Hui Huang is the chairman and chief executive officer of Wuhan Pingdingshan Coal and Wuhan Steel Unification Coking Company (“WPCWSUCC”). Mr. Huang has also served as director of sales and administration of the same company from 1985 to 1996. He then served as director of the Economics and Technology Cooperation Center of the Pingdingshan Coal Group (now known as the Wuhan Pingdingshan Coal and Wuhan Steel Unification Coking Company) from 1996 to 2008, of which he is now chairman of the board. None of these companies is related to or affiliated with the Company. Mr. Huang is also a director of the China Association of Comprehensive Resource Utilization, a vice-director of the Henan Institute of Coal (a branch of the China Association of Comprehensive Resource Utilization), and vice-secretary of the Pingdingshan Youth Union. Mr. Huang holds a bachelor’s degree in Economic Management and an MBA from the University of Mining and Technology. Mr. Huang’s vast experience in the coal and coking industry in management and as an executive officer and director of WPCWSUCC and as a leader in various coal industry related associations qualify him to serve on our Board.

Haoyi Zhang serves as the chief financial officer of Henan Pinggao Electricity Ltd., one of the major A-Share public companies traded on the Shanghai Stock Exchange, a position he has held since January 2005. From January 2005 to March 2009, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd., a Sino-Japanese Joint-venture with Toshiba, concurrently with his position as the chief financial officer at Henan Pinggao Electricity Ltd. From April to December 2004, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd. Mr. Zhang held numerous positions from July 1995 to March 2004 as the deputy director, the director, the deputy chief accountant, the assistant general manager and the chief accountant at China Beifang Industry Company, Xiamen Branch. None of these companies is related to or affiliated with the Company. Mr. Zhang holds a Bachelor’s degree in Accounting from Xiamen University and an EMBA degree from Xian Jiaotong University. Mr. Zhang’s extensive financial and accounting experience at numerous Chinese companies and his educational background qualify him to serve on our Board.

There are no family relationships among our current directors or executive officers.

During the past ten years none of our current directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

Mr. Lv was appointed to his director and officer positions, and Mr. Wu was appointed to his officer position, because they had held similar positions at Hongli, and upon the closing of the Share Exchange on February 5, 2010, they assumed these respective positions. Messrs. Huang and Jiang were selected to serve as independent directors on the board because of their deep and substantial experience in the coal and coking industry. Mr. Haoyi Zhang was selected to serve on as an independent director because of his expertise in public company matters, with particular expertise in accounting, auditing, controls and procedures and financial matters.

Board of Directors

Our board of directors is currently composed of five members. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than one and not more than seven.

Director Independence and Board Committees

Based upon information submitted to the Company, the board of directors has determined that Messrs. Yushan Jiang, Hui Huang and Haoyi Zhang are each “independent” under the listing standards of the NASDAQ Stock Market.

The board of directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee members include Mr. Haoyi Zhang (chairman), Mr. Hui Huang and Mr. Yushan Jiang. Mr. Zhang is the audit committee financial expert who is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market. The audit committee operates under a written charter adopted by the board of directors on February 16, 2010.

The board of directors established a compensation committee on February 16, 2010. The compensation committee consists of Mr. Yushan Jiang (chairman), Mr. Haoyi Zhang, and Mr. Hui Huang, each of whom is an independent director. Our compensation committee oversees and, as appropriate, makes recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers, and other related policies, and provides assistance and recommendations with respect to our compensation policies and practices. The compensation committee operates under a written charter adopted by the board of directors on February 16, 2010.

The board of directors established a nominating committee on February 16, 2010. The nominating committee consists of Mr. Hui Huang (chairman), Mr. Haoyi Zhang and Mr. Yushan Jiang, each of whom is an independent director. Our nominating committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual shareholder meetings and fill any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The nominating committee operates under a written charter adopted on February 16, 2010.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Directors, executive officers and persons who own more than 10% of our common stock are required by SEC regulations to furnish to the Company copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the Company believes that during our 2011 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party. Any written requests should be mailed to us at Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, P.R. China 467000.

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

Compensation Benchmarking and Peer Group

Our compensation committee did not rely on any consultants or utilize any peer company comparisons or benchmarking in setting executive compensation levels for fiscal 2011. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our board of directors regarding our executives’ compensation for fiscal 2011. As our Company grows, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the compensation committee has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the Company and business segment level are achieved.

Elements of Compensation

The principal elements of our executive compensation may include:

•	base salary;
•	discretionary annual cash bonuses;
•	stock incentive plan awards; and
•	perquisites and other compensation.

While base salary is generally included as an element of compensation of our executive officers in every year, the granting of bonuses, stock incentive awards and perquisites is determined on a case-by-case basis. During the fiscal year ended December 31, 2009, our compensation program consisted solely of base salary. For fiscal 2011, executive compensation consists of base salary, and we have no immediate plans to include bonuses, stock option grants or perquisites as elements of executive compensation.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. When establishing base salaries for 2011, subject to the provisions of each person’s employment agreement, our compensation committee and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Discretionary Annual Cash Bonuses

Our compensation committee has discretion to recommend and approve the annual cash bonus for our chief executive officer and each other named executive officer. Bonus awards will be generally based on our management’s recommendations and ultimately approved by our compensation committee. There were no bonuses granted in fiscal 2011. The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance, and for achieving important operational and financial milestones during the relevant fiscal year.

Stock Incentive Plan Awards

Our stock option plans are designed to provide long term incentives to our executives and other employees and award recipients, to increase shareholder value through competent, effective management of the Company. Management believes that the ability to grant stock options as a component of compensation will provide the Company with an advantage in attracting qualified management and employees to our Company. There were no stock option awards granted in fiscal 2011. Stock option award decisions, if any are granted, will be evaluated on a case-by-case basis giving consideration to factors such as the recipient’s qualifications and abilities, the nature of the recipient’s position, and the recipient’s ability to contribute to the Company’s development and achievement of its business objectives.

Perquisites and Other Compensation

Our compensation committee may include perquisites and other benefits as an element of compensation from time to time on a discretionary basis. Presently, the Company does not include perquisites or other benefits as a part of executive compensation.

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

Executive Compensation – Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
Jianhua Lv (1)	2011	192,000		—	—	—	—	—	—		192,000
Chairman and	2010	80,000		—	—	—	—	—	—		80,000
Chief Executive Officer	2009	8,357		—	—	—	—	—	—		8,357
Liuchang Yang (2)	2011	9,167		—	—	—	—	—	—		9,167
Former Director, Vice	2010	4,056		—	—	—	—	—	—		4,056
President and Secretary	2009	—		—	—	—	—	—	—		—
Zan Wu (3)	2011	120,000		—	—	—	—	—	—		120,000
Chief Financial Officer	2010	50,000		—	—	—	—	—	—		50,000
	2009	n/a		n/a	n/a	n/a	n/a	n/a	n/a		n/a
Abdul Ladha (4)	2010	-		-	-	-	-	-	-		-
Former President, CEO and Director	2009	156,000	(5)	-	-	-	-	-	781,842	(6)	937,842

(1)
Mr. Lv was appointed as our president, chief executive officer and chairman of the board on February 5, 2010 in connection with the Share Exchange. Compensation reported above consists of compensation received as the principal executive officer of Hongli, and is translated from Chinese RMB to U.S. Dollars using an exchange rate of RMB 6.63 to US $1.00 for fiscal 2011, RMB 6.82 to US $1.00 for fiscal 2010, and RMB 6.83 to US $1.00 for fiscal 2009.

(2)	Mr. Yang was appointed as our vice president of operation, secretary and director on February 5, 2010 in connection with the Share Exchange and resigned from these positions on May 31, 2011.

(3)
Mr. Wu was appointed as our chief financial officer on February 5, 2010 in connection with the Share Exchange. Prior to this date Mr. Wu served as Chief Financial Officer of Hongli since July 2009 (commencing in fiscal 2010).

(4)
Mr. Ladha resigned as our president, chief executive officer and director on February 5, 2010 in connection the Share Exchange. Mr. Ladha’s compensation is reported for the fiscal year ended December 31, 2009, when the Company, then named “Ableauctions.com, Inc.”, had a fiscal year ending December 31. On April 14, 2010, we changed our fiscal year end from December 31 to June 30.

(5)
All of the compensation paid to Mr. Ladha was paid to him in Canadian dollars. The table above sets forth the amount of Mr. Ladha’s compensation as reported in U.S. dollars, using an exchange rate of $0.87601 U.S. dollars per Canadian dollar.

(6)
This amount consists of a fee paid to Mr. Ladha pursuant to the Development Agreement the predecessor Company (then known as “Ableacutions.com, Inc.,” entered into on October 6, 2008 for his services in connection with a project by the predecessor company which was completed prior to the Share Exchange.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2011.

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

Employment Agreements

We entered into an employment agreement with Mr. Jianhua Lv, our president and chief executive officer, on February 5, 2010. The compensation committee of the board of directors approved and established Mr. Lv’s salary at a rate of $160,000 per annum for the 2010 fiscal year, beginning from February 2010. Mr. Lv agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company. Both the Company and Mr. Lv have the right to terminate Mr. Lv’s employment with or without cause by giving prior notice. Any disputes arising from Mr. Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decision of the court located in Henan Province, China. Mr. Lv’s agreement does not provide for any fixed term or duration, and Mr. Lv is employed by the Company on an at-will basis.

We entered into an employment agreement with Mr. Zan Wu, our chief financial officer, treasurer and secretary, on February 5, 2010. The compensation committee of the board of directors approved and established Mr. Wu’s salary at a rate of USD $120,000 per annum for the 2010 fiscal year, beginning from February 2010. Mr. Wu agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company. Both the Company and Mr. Wu have the right to terminate Mr. Wu’s employment with or without cause by giving prior notice. Any disputes arising from Mr. Wu’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China. Mr. Wu’s agreement does not provide for any fixed term or duration, and Mr. Wu is employed by the Company on an at-will basis.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianhua Lv (1)	$-	$-	$-	$-	$-	$-	$-

Liuchang Yang (1)	$-	$-	$-	$-	$-	$-	$-

Hui Zheng	$10,000	$-	$-	$-	$-	$-	$10,000

Yushan Jiang	$10,000	$-	$-	$-	$-	$-	$10,000

Jin Yao	$10,000	$-	$-	$-	$-	$-	$10,000

Hui Huang	$10,000	$-	$-	$-	$-	$-	$10,000

Haoyi Zhang	$10,000	$-	$-	$-	$-	$-	$10,000

(1)	This individual’s compensation is reflected in the Summary Compensation Table for our executive officers above.

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors in 2010. The terms and conditions under these agreements remained effective for 2011.

Corporate Governance

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Company’s disclosures under “Compensation Discussion and Analysis,” beginning on page 56 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 for filing with the Securities and Exchange Commission (“Form 10-K”).

Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

MEMBERS OF THE COMPENSATION COMMITTEE:

YUSHAN JIANG, CHAIR
HUI HUANG
HAOYI ZHANG

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 6, 2011, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group. All officers and directors above utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	6,694,091	31.7%
Zan (“Sam”) Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (6 total)	6,694,091	31.7%
Honour Express Limited (2)	6,694,091	31.7%

Applicable percentage ownership is based on 21,090,948 shares of common stock outstanding as of September 6, 2011.

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

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

To our knowledge, none of our directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party that is adverse to the Company in any material legal proceeding.

Securities authorized for issuance under equity compensation plans

We maintain the following equity compensation plans. The discussions below give effect to the 1-for-12 reverse stock split effected on January 15, 2009 and the 1-for-20 reverse stock split the Company effected on February 5, 2010.

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

The following table illustrates, as of June 30, 2011, information relating to all of our equity compensation plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are our related party transactions since July 1, 2008:

Acquisition of Top Favour

On December 30, 2009, our shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009, with Top Favour, pursuant to which we (formerly named “Ableauctions.com, Inc.”) agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 13,117,952 shares of our common stock to the shareholders of Top Favour (the “Share Exchange”). The Share Exchange was consummated at 5:00 p.m. Pacific time on February 5, 2010 (the “Closing Date”).

On the Closing Date:

•	We ceased operating our historical auctions and real estate-related businesses;
•	We changed our name from “Ableauctions.com, Inc.” to “SinoCoking Coal and Coke Chemical Industries, Inc.” to reflect the business of Top Favour;
•	All of our directors and officers prior to the Share Exchange resigned, and successor officers and directors designated by Top Favour were appointed to the board and management;
•
All of our pre-Share Exchange assets (e.g. relating to online auctions, liquidation, real estate services, finance and development) were transferred to a liquidating trust (the “Liquidating Trust”); these assets included the capital stock of our pre-Share Exchange subsidiaries;

•	The Liquidating Trust assumed all of our pre-Share Exchange liabilities;
•	Top Favour and its controlled companies and subsidiaries became our controlled companies and subsidiaries;
•	The business, operations and assets of Top Favour (e.g., production of coal and coke) became our sole business, operations and assets.

Liquidation of Our Former Business

The operations of our former pre-Share Exchange subsidiaries, now held by the Liquidating Trust, are in the process of being wound down and will eventually be liquidated. Any proceeds from the liquidation which remain after the payment of liabilities and expenses relating to the liquidation will be distributed by the Liquidating Trust to the shareholders of record prior to the consummation of the Share Exchange.

Other Related Party Transactions

We advanced funds to Mr. Hui Zheng, the Director and Vice President of Operation, for him to perform business and acquisition developments activities on our behalf. Mr. Zheng returned the full amount of $418,410 to the Company by end of August 2010. As of June 30, 2011 and 2010, due from Mr. Hui Zheng amounted to $0 and $418,410, respectively.

We also had loans from Mr. Jianhua Lv, our President and CEO, and Mr. Liuchang Yang, our former Director and Vice President, to fund our acquisitions and the construction of our new coking plant. These loans were unsecured, payable on demand and bear no interest. We paid off these loans before June 30, 2009.

Mr. Lv and Mr. Yang also advanced funds to us for daily operations. We overpaid Mr. Yang by $58,642 as of June 30, 2010, which he returned to us in full on September 24, 2010. As of June 30, 2011 and 2010, the payables to Mr. Lv amounted to $455,768 and $51,381, respectively.

As of June 30, 2011, we had $575,700 in prepayments to the 40% owner of Xingsheng Coal for coal purchases. We became 60% owner of Xingsheng Coal on May 20, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported in our Current Report on Form 8-K filed with the SEC on May 18, 2011, effective May 17, 2011, Friedman LLP was engaged to serve as the new certifying accountant to audit the Company’s financial statements. The following table shows the fees that were billed for audit and other services provided by Friedman LLP during the 2011 fiscal year:

Fiscal Year Ended June 30, 2011

Audit Fees (1)	$220,000
Audit-related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$220,000

Our former accountant, Frazer Frost, LLP, was appointed on April 14, 2010 as our auditor. The following table shows the fees that were billed for audit and other services provided by Frazer Frost, LLP, during the years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
	2011	2010
Audit Fees (1)	$295,000	$240,000
Audit-related Fees (2)	-	34,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$295,000	$274,000

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

Pre-Approval Policies and Procedures of the Audit Committee

Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  Prior to engaging its accountants to perform particular services, our Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of SinoCoking for the years ended June 30, 2011 and 2010 and for the three years ended June 30, 2011 are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2
First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011*
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011*
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011*
14	Code of Ethics (8)
21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
23.1	Consent of Frazer Frost LLP *
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1
Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)

99.2
Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)

99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 *
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 *

99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 *
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 *
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 *
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 *
99.14
Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 *

99.15	Mining permit of Hongchang coal mine *
99.16	Mining permit of Shunli coal mine *
99.17	Mining permit of Xingsheng coal mine *
99.18	Mining permit of Shuangrui coal mine *

 * Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on January 18, 2011.

(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 5, 2011.

(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on June 23, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on September 12, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2011	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianhua Lv	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 13, 2011
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 13, 2011
Zan Wu

/s/ Hui Huang	Director	September 13, 2011
Hui Huang

/s/ Haoyi Zhang	Director	September 13, 2011
Haoyi Zhang

/s/ Yushan Jiang	Director	September 13, 2011
Yushan Jiang