Form 10-K/A
period 2011-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-09-29
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 13, 2011 (the “Form 10-K”), is solely to furnish a revised report by Friedman LLP, the registrant’s independent registered public accounting firm (“Friedman”), with respect to the registrant’s financial statements as of and for the fiscal year ended June 30, 2011, and the registrant’s internal control over financial reporting as of June 30, 2011.   Friedman’s original report contains a typographical error in its second-to-last paragraph, located on page F-2 of the Form 10-K, with respect to the financial statement year audited by Friedman.  Friedman’s revised report corrects such error by replacing “2010” with “2011.”

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the registrant’s principal executive officer and principal financial and accounting officer, filed as exhibits hereto.  The “Exhibit Index” under Part IV, Item 15, has been updated accordingly.

Except for the inclusion of the information described above (including the exhibits filed herewith), this Amendment is not intended to revise any other information presented in the Form 10-K.  No other changes have been made to the Form 10-K, which continues to speak as of its original filing date, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosure made in the Form 10-K.  Accordingly, this Amendment should be read in conjunction with the registrant’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to such filings.  The filing of this Amendment shall not be deemed to be an admission that the Form 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SinoCoking Coal and Coke Industries, Inc.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2011:

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

c)
Inadequate control on corporate governance - During this fiscal year, the Company conducted several material amount investment activities, such as lending a short-term loan to an unrelated party, acquiring a coal mine company, investing to a local commercial bank, and setting up a joint venture, without proper preapproval process in accordance with the internal control policy over investments.

d)
Lack of internal control documentations - The Company has set up internal control policies over all major business cycles, however, due to lack of internal audit function and employee trainings, those internal control policies were not completely implement at the operation level. Some material amount cash disbursement transactions, such as construction prepayments, raw material purchases, and investment payments, were orally approved without written approval documentations.

F-1

e)	Inadequate Segregation Duties - The Company has an inadequate number of personnel to properly implement control procedures.

f)
Lack of internal control over maintaining accounting records - Some external shipping documents were not kept in place due to inadequate management control over maintaining accounting records. The Company was not able to obtain the extra copies from the external carriers; this significant deficiency delayed our monthly closing process.

g)
Lack of timely internal communications - Due to the lack of timely internal communication and approval process, the information and documents of certain material amount transactions were not delivered to the accounting department timely and resulted in delaying on the monthly and annual closing process.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SinoCoking Coal and Coke Industries, Inc. has not maintained effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .  Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SinoCoking Coal and Coke Industries, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 13, 2011

F-2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011 (15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011 (15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011 (15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011 (15)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011 (15)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011 (15)
14	Code of Ethics (8)
21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
23.1	Consent of Frazer Frost LLP (15)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
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

99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (15)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (15)
99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (15)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (15)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (15)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (15)
99.14
Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (15)

 * Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on January 18, 2011.

(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 5, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on June 23, 2011.

(15)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the Securities and Exchange Commission on September 13, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2011	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianhua Lv	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 29, 2011
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	September 29, 2011
Zan Wu

/s/ Hui Huang	Director	September 29, 2011
Hui Huang

/s/ Haoyi Zhang	Director	September 29, 2011
Haoyi Zhang

/s/ Yushan Jiang	Director	September 29, 2011
Yushan Jiang