Form 10-Q
period 2011-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-11-09
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of November 2, 2011, the Registrant had 21,090,948 shares of common stock outstanding.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks are in the section entitled “Risk Factors” beginning on page 23 of our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	June 30,
	2011	2011
CURRENT ASSETS
Cash	$12,412,010	$26,266,687
Restricted cash	8,846,000	8,320,500
Accounts receivable, trade, net	12,386,707	8,489,272
Loans receivable	9,994,337	16,764,390
Notes receivable, trade	4,067,964	-
Other receivables	12,929,242	232,126
Inventories	5,539,090	3,010,926
Advances to suppliers	10,688,291	8,994,833
Advances to suppliers -related party	582,026	575,700
Total current assets	77,445,667	72,654,434

PLANT AND EQUIPMENT, net	16,925,992	17,157,542

CONSTRUCTION IN PROGRESS	34,010,565	23,204,544

OTHER ASSETS
Prepayments for land use rights	10,330,220	8,980,335
Prepayments for mine acquisitions	4,692,000	25,546,922
Prepayments for construction	17,853,677	8,134,736
Intangible - land use rights, net	1,924,059	1,919,987
Intangible - mineral rights, net	29,511,485	29,408,865
Long-term investments	2,783,920	2,753,660
Other assets	110,052	108,290
Total other assets	67,205,413	76,852,795

Total assets	$195,587,637	$189,869,315

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - bank	$5,004,800	$4,950,400
Accounts payable, trade	98,547	144,147
Other payables and accrued liabilities	865,918	1,426,285
Other payables - related party	579,400	455,768
Customer deposits	89,789	127,965
Taxes payable	1,908,056	2,856,671
Total current liabilities	8,546,510	9,961,236

LONG TERM LIABILITIES
Long term loans	56,304,000	55,692,000
Warrants liability	2,549,325	5,569,047
Total long term liabilities	58,853,325	61,261,047

Total liabilities	67,399,835	71,222,283

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized,
21,090,948 and 21,090,948 issued and outstanding as of
September 30 and June 30, 2011, respectively	21,091	21,091
Additional paid-in capital	3,442,083	3,442,083
Statutory reserves	3,687,214	3,403,793
Retained earnings	106,073,598	98,004,993
Accumulated other comprehensive income	6,300,616	5,111,872
Total SinoCoking Coal and Coke Chemicals Industries, Inc.’s equity	119,524,602	109,983,832

NONCONTROLLING INTERESTS	8,663,200	8,663,200

Total equity	128,187,802	118,647,032

Total liabilities and equity	$195,587,637	$189,869,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010

REVENUE	$22,151,334	$13,008,462

COST OF REVENUE	14,947,457	8,364,109

GROSS PROFIT	7,203,877	4,644,353

OPERATING EXPENSES:
Selling	81,543	84,467
General and administrative	643,929	935,147
Total operating expenses	725,472	1,019,614

INCOME FROM OPERATIONS	6,478,405	3,624,739

OTHER INCOME (EXPENSE)
Finance income (expense), net	107,326	(56,950)
Other income (expense), net	179,644	(56,698)
Change in fair value of warrants	3,019,722	12,919,675
Total other income	3,306,692	12,806,027

INCOME BEFORE INCOME TAXES	9,785,097	16,430,766

PROVISION FOR INCOME TAXES	1,476,384	948,768

NET INCOME	8,308,713	15,481,998

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,188,744	1,146,299

COMPREHENSIVE INCOME	$9,497,457	$16,628,297

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,090,948	20,871,192
Diluted	21,090,948	21,288,959

EARNINGS PER SHARE
Basic	$0.39	$0.74
Diluted	$0.39	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2010	20,871,192	$20,871	$67,269	$1,837,395	$59,373,726	$1,135,541	$-	$62,434,802

Net income					15,481,998			15,481,998
Adjustment of statutory reserve				68,690				68,690
Foreign currency translation adjustments						1,146,299		1,146,299
BALANCE, September 30, 2010	20,871,192	$20,871	$67,269	$1,906,085	$74,855,724	$2,281,840	$-	$79,131,789

Warrants exercised-cash proceeds	219,756	220	1,318,316					1,318,536
warrants exercised-derivative value			2,056,498					2,056,498
Noncontrolling interest in acquirees							8,663,200	8,663,200
Net income					24,425,862			24,425,862
Adjustment of statutory reserve				1,497,708	(1,276,593)			221,115
Foreign currency translation adjustments						2,830,032		2,830,032
BALANCE, June 30, 2011	21,090,948	$21,091	$3,442,083	$3,403,793	$98,004,993	$5,111,872	$8,663,200	$118,647,032

Net income					8,308,713			8,308,713
Adjustment of statutory reserve				283,421	(240,108)			43,313
Foreign currency translation adjustments						1,188,744		1,188,744
BALANCE, September 30, 2011	21,090,948	21,091	3,442,083	3,687,214	106,073,598	6,300,616	8,663,200	128,187,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,308,713	$15,481,998
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation	421,287	413,694
Amortization and depletion	236,821	386,521
Change in fair value of warrants	(3,019,722)	(12,919,675)
Warrants granted for service	-	325,285
Reservation of mine maintenance fee	43,313	67,864
Change in operating assets and liabilities
Notes receivable	(4,054,959)	1,020,510
Accounts receivable, trade	(3,791,984)	(3,823,314)
Other receivables	(516,448)	(1,441,009)
Inventories	(2,487,100)	829,288
Advances to suppliers	(488,437)	(4,910,761)
Accounts payable, trade	(47,030)	11,546
Other payables and accrued liabilities	(569,367)	(922,311)
Customer deposits	(39,455)	50,851
Taxes payable	(976,874)	904,050
Net cash used in operating activities	(6,981,242)	(4,525,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal of loans receivable	(1,892,300)	(2,042,695)
Repayment of loans receivable	8,718,653	1,497,006
Payments on equipment and construction-in-progress	(10,519,831)	(220,230)
Prepayments on construction-in-progress	(9,598,763)	-
Refunds of coal mine acquisition prepayments	7,827,739	-
Prepayments on land use rights	(1,247,200)	(3,490,440)
Prepayments on mine acquisitions	-	(2,958,000)
Net cash used in investing activities	(6,711,702)	(7,214,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(500,000)	(4,437,000)
Proceeds from notes payables	-	4,732,800
Proceeds from short-term loans - banks	4,988,800	-
Repayments of short-term loans - banks	(4,988,800)	-
Repayments of short-term loans -others	-	(517,650)
Proceeds from related parties	118,810	718,063
Net cash provided by (used in) financing activities	(381,190)	496,213

EFFECT OF EXCHANGE RATE ON CASH	219,457	57,588

DECREASE IN CASH	(13,854,677)	(11,186,021)

CASH, beginning of period	26,266,687	17,403,008

CASH, end of period	$12,412,010	$6,216,987

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,546,837	$556,124
Cash paid for interest expense, net of capitalized interest	$338,656	$42,595

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Bank loan interest paid by shareholder	$-	$162,690
Notes payables not delivered to payee	$-	$11,536,200
Reclassification of prepayment for coal mine acquisition to advance to suppliers	$1,101,079	$-
Reclassification of coal mine prepayment made in prior year to other receivable	$12,139,270	$-
Construction-in-progress acquired with prepayments made in prior year	$-	$887,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 5, 2010, the Company completed a share exchange transaction with Top Favour Limited (“Top Favour”), and Top Favour became a wholly-owned subsidiary of the Company (the “Share Exchange”). In connection with the closing of the Share Exchange, all of the assets and liabilities of the Company’s former business conducted under Ableauction.com, Inc.’s were transferred to a liquidating trust, including the capital stock of its former subsidiaries.

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

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Top Favour	●	A British Virgin Islands company	100%
	●	Incorporated on July 2, 2008
Hongyuan	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on March 18, 2009
Registered capital of $3 million fully funded
Hongli	●	A PRC limited liability company	VIE by contractual arrangements (1)
	●	Incorporated on June 5, 1996
	●	Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded
	●	85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
	●	Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)
Baofeng Hongchang Coal Co.,	●	A PRC limited liability company	VIE by contractual arrangements as a
Ltd. (“Hongchang Coal”)	●	Incorporated on July 19, 2007	wholly-owned subsidiary of Hongli
	●	Registered capital of $396,000 (RMB 3,000,000) fully funded
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)	● ● ● ●	A PRC limited liability company Incorporated on August 13, 2009 Registered capital of $461,700 (RMB3,000,000) fully funded Acquired by Hongchang Coal on May 20, 2011	VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli
Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	● ● ●	A PRC limited liability company Incorporated on August 1, 2006 Registered capital of $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Xingsheng Coal Co., Ltd. (“Xingsheng Coal”)	● ● ● ●	A PRC limited liability company Incorporated on December 6, 2007 Registered capital of $559,400 (RMB 3,634,600) fully funded 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli

Baofeng Shuangrui Coal Co., Ltd. (“Shuangrui Coal”)	● ● ● ●	A PRC limited liability company Incorporated on March 17, 2009 Registered capital of $620,200 (RMB4,029,960) fully funded 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli
Zhonghong Energy Investment Company (“Zhonghong”)	● ● ●
A PRC company
Incorporated on December 30, 2010
Registered capital of $7,842,800 (RMB51,000,000)) fully funded Equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements
VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	● ● ●	A PRC limited liability company Incorporated on May 17, 2011 Registered capital of $ 4,620,000 (RMB30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	September 30, 2011	June 30, 2011
Total current assets	$75,549,101	$49,774,889
Total assets	$173,442,162	$166,989,770
Total current liabilities	$52,172,764	$78,860,160
Total liabilities	$75,549,101	$78,860,160

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (see Note 13). As of September 30, 2011, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 19).

Note 2 – Summary of significant accounting policies

Basis of presentation

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the annual report on Form10-K for the fiscal year ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on September 13, 2011 and was subsequently amended on September 29, 2011.

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

Since Top Favour, Hongyuan and Hongli are under common control, the above corporate structure including the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of Top Favour, Hongyuan and Hongli has been accounted for at historical cost and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements.

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

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense. The Company did not have shipping and handling costs for the three months ended September 30, 2011 and 2010 because the customers paid for such expenses.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, its subsidiaries and VIEs in the PRC is denominated in RMB.

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

The balance sheet amounts, with the exception of equity, at September 30, 2011 and June 30, 2011 were translated at RMB 6.39 to $1 and RMB 6.46 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2011 and 2010 were at RMB 6.41 to $1 and RMB 6.76 to $1, respectively

Fair value of financial instruments

The Company uses the FASB’s accounting standards regarding fair value of financial instruments and related fair value measurements. Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Carrying Value at September 30, 2011	Fair Value Measurement at September 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$2,549,325	$—	$—	$2,549,325

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011 and June 30, 2011:

Fair value at June 30, 2010	$30,436,087
Issuance of warrants	325,285
Realized gain recorded in earnings	(23,135,827)
Value of warrants exercised recorded in APIC	(2,056,498)
Fair value at June 30 2011	5,569,047
Realized gain recorded in earnings	(3,019,722)
Fair value at September 30, 2011	$2,549,325

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on September 30, 2011 and June 30, 2011.

	September 30, 2011	June 30, 2011
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$3.11	$4.56
Expected term (year)	3.35-5.53	3.60-5.78
Risk-free interest rate	0.52-1.08%	1.10-2.05%
Expected volatility	75%	75%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three months ended September 30, 2011 and 2010, there were no impairment charges.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of September 30, 2011 and June 30, 2011, the Company had $21,147,799 and $34,425,040 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has the debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

Notes receivable, trade

Notes receivable represent trade accounts receivable due from various customers where the customer’s banks have guaranteed payments of the receivables. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the early request will incur an interest charge and a processing fee.

Loans receivable

Loans receivable represent amounts the Company loaned to unrelated parties. The loans either are due on demand or mature within a year, and are either unsecured or secured by the properties of the borrowers or guaranteed by unrelated parties. All loans receivables are subject to interest charges.

Other receivables

Other receivables include mine acquisition refund, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2011 and June 30, 2011, management believed that no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements and its new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended September 30, 2011 and 2010, $347,938 and $180,630 of interest was capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Intangible - land use rights, net

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

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of September 30, 2011 and June 30, 2011, there was no impairment of long-lived assets.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of September 30, 2011, management believes no impairment charge is necessary.

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

The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves as determined under SEC Industry Guide 7, multiplied by the production during the period.

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

The Company did not record such asset retirement obligation as of September 30, 2011 and June 30, 2011 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended September 30, 2011 and 2010.

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

Warrants liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of warrants.”

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

Noncontrolling interests

Noncontrolling interests mainly consist of the 40% equity interests of Xingsheng Coal and Shuangrui Coal owned by unrelated parties. For the three months ended September 30, 2011 and 2010, there was no net income or loss attributable to such noncontrolling interests because neither Xingsheng Coal nor Shuangrui Coal was operational during such periods.

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

Note 3 – Concentration and credit risk

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

For the three months ended September 30, 2011, 82.6% of the Company’s total revenues were from four major customers who individually accounted for 23.6%, 22.0%, 19.2% and 17.8% of total revenues, respectively. Accounts receivable of these four customers were 17.2%, 20.9%, 15.8%, and 27.9% of the total accounts receivable balance at September 30, 2011, respectively. For the three months ended September 30, 2010, 96.3% of the Company’s total revenues were from three major customers who individually accounted for 46.7%, 29.6% and 20.0% of total revenues, respectively.

For the three months ended September 30, 2011 and 2010, all of the Company’s raw material purchases as well as accounts payable were generated in the PRC.

For the three months ended September 30, 2011, four major suppliers provided 52.4% of the Company’s total raw material purchases, with each supplier individually accounting for 15.0%, 14.2%, 12.2% and 11.0% of total raw material purchases, respectively. For the three months ended September 30, 2010, four major suppliers provided 73.2% of total raw material purchases, with each supplier individually accounting for 35.7%, 14.8%, 12.2% and 10.5% of total raw material purchases, respectively.

The Company held no accounts payable from its major suppliers as of September 30, 2011 and June 30, 2011.

Note 4 – Loans receivable

On June 8, 2011, Top Favour loaned $10,044,200 to Capital Paradise Limited (“CPL”), an unrelated party. This loan matures on June 7, 2012 and is unsecured and bears an annual interest rate of 9.45%. Interest is due every six months. On July 19, 2011, CPL repaid $1,859,053 of the loan principal.

On April 19, 2011, the Company loaned $2,165,800 (RMB 14 million) to Mr. Qimin Jian, an unrelated party. This loan was secured by the borrower’s land use rights, and carried an annual interest rate of 10.8%. Subsequent to June 30, 2011, both parties agreed to change the annual interest rate to 24%, starting from July 1, 2011. The principal of this loan was repaid in full on September 30, 2011.

On June 21, 2011, the Company loaned $4,641,000 (RMB 30 million) to Mr. Chong Chen, an unrelated party. This loan was guaranteed by an unrelated party, and carried an annual interest rate of 10.8%. Subsequent to June 30, 2011, both parties agreed to change the annual interest rate to 24%, starting from July 1, 2011. The principal of this loan, which was due on July 28, 2011, was repaid in full on August 17, 2011.

In August 2011, Top Favour loaned an additional $801,000 to CPL, This loan is unsecured, interest free, and due on demand.

On September 19, 2011, the Company loaned $1,094,800 (RMB 7 million) to Pingdingshan Hongxin Industrial Co., Ltd., an unrelated party. This loan is due on December 19, 2011, is unsecured, and carries an annual interest rate of 6.0%.

For the three months ended September 30, 2011 and 2010, interest income from loans receivable amounted to $537,113 and $0, respectively.

Note 5 – Other receivables

Other receivables consisted of the following:

	September 30, 2011		June 30, 2011
Prepayments to be refunded	$12,178,203	(1)	$-
Receivables from an unrelated company	116,561		125,503
Advances to employees	27,851		42,740
Interest receivable	600,332		-
Miscellaneous	6,295		63,883
Other receivables	$12,929,242		$232,126

(1)	From cancellation of acquisition agreements (see Note 8).

For the three months ended September 30, 2011 and 2010, the Company did not write off any uncollectible other receivables.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2011	June 30, 2011
Raw materials	$1,154,350	$179,957
Work in process	1,968,434	751,529
Supplies	89,634	87,430
Finished goods	2,326,672	1,992,010
Total	$5,539,090	$3,010,926

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers as of September 30, 2011 and June 30, 2011 amounted to $10,688,291 and $8,994,833, respectively.

Note 8 – Prepayments

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable. In July and August 2011, the Company made deposits in aggregate of $1,251,200 (RMB 8 million) to Pingdingshan Bureau of Land and Resources for obtaining the land use right certificates. As of September 30, 2011 and June 30, 2011, prepayments for land use rights amounted to $10,330,220 and $8,980,335, respectively. The Company expects to acquire the land use rights by December 31, 2011, at an estimated total cost of $11,425,020 (RMB 73,050,000).

Prepayments for acquisitions

The Company has been in the process of acquiring coal mine companies with annual production capacity of 150,000 to 300,000 metric tons, pursuant to a government-directed coal mine consolidation program. As of June 30, 2011, the Company had prepaid $20,905,922 (RMB 135,138,476) in the aggregate in connection with four potential targets which the Company later decided not to acquire. Pursuant to the Company’s agreements with the owners of these four targets entered into in August 2011, the Company’s prepayments will be refunded to the Company by December 31, 2011. In August 2011, $7.86 million (RMB 50,210,000) was refunded to the Company and $1.1 million (RMB 7,062,727) was reclassified as coal product purchase deposit. The balance of $12,178,203 was reclassified to other receivables as of September 30, 2011 (see Note 5).

In December 2010, the Company advanced $4,641,000 (RMB 30 million) to Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level mine consolidator, to form a joint-venture with Zhonghong for the purpose of acquiring coal mines within Henan Province. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), was established on April 28, 2011.

As of September 30, 2011 and June 30, 2011, prepayments for mine acquisitions amounted to $4,692,000 and $25,546,922, respectively.

Prepayments for construction

Prepayments for construction are mainly monies advanced to contractors and equipment suppliers in connection with the Company’s new coking plant, as well as for tunnel improvement at the Company’s Hongchang coal mine.

As of September 30, 2011, the Company made prepayments of approximately $16.6 million toward construction of its new coking plant.

In addition, the Company made prepayments of approximately $1.25 million (RMB 8 million) during the year ended June 30, 2010 to improve the existing mining tunnel of its Hongchang coal mine. As of September 30, 2011, this project had not commenced.

The total contract price of construction amounted to approximately $64.1 million. Prepayments for construction, as of September 30, 2011 and June 30, 2011, amounted to $17,853,677 and $8,134,736, respectively.

Note 9 –Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2011	June 30, 2011
Buildings and improvements	$10,697,183	$10,580,909
Mine development cost	11,301,514	11,178,672
Machinery and equipment	7,228,528	7,149,957
Other equipment	428,361	421,189
Total	29,655,586	29,330,727
Less accumulated depreciation	(12,729,594)	(12,173,185)
Total plant and equipment, net	$16,925,992	$17,157,542

Depreciation expense for the three months ended September 30, 2011 and 2010 amounted to $421,287 and $413,694, respectively.

Note 10 – Construction in progress

Construction in progress at September 30, 2011 and June 30, 2011 amounted to $34,010,565 and $23,204,544, respectively. Construction in progress was related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of September 30, 2011	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking plant	$34,010,565	$30,244,226	$64,254,791	December 2011

Note 11 – Intangible – land use rights, net

Land use rights, net, consisted of the following:

	September 30, 2011	June 30, 2011
Land use rights	$2,451,898	$2,425,247
Accumulated amortization	(527,839)	(505,260)
Total land use rights, net	$1,924,059	$1,919,987

Amortization expense for the three months ended September 30, 2011 and 2010 amounted to $16,973 and $16,102, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2012	$50,918
2013	67,891
2014	67,891
2015	67,891
2016	67,891
Thereafter	1,601,577
Total	$1,924,059

Note 12 – Intangible – mining rights, net

Mining rights, net, consisted of the following:

	September 30, 2011	June 30, 2011

Mining rights	$42,452,011	$41,990,576
Accumulated depletion	(12,940,526)	(12,581,711)
Total mining rights, net	$29,511,485	$29,408,865

Depletion expense for the three months ended September 30, 2011 and 2010 amounted to $219,848 and $370,419, respectively. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method.

Note 13 – Long-term investments

Long-term investments consisted of investment accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.2 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents an approximately 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of June 30, 2011, approximately $3.09 million (RMB 20 million) of the registered capital was funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method. Hongyuan CSG has not commenced operation since inception.

Note 14 – Short-term loans

Short-term loans represent amounts due to various banks which generally can be renewed.

On June 16, 2011, Hongyuan entered a one-year loan agreement with a local bank to borrow $4,950,400 (RMB 32 million) with per annum interest rate of 6.435%. The collateral of this bank loan was pledged by Top Favour through a bank deposit with the same bank of $6 million with an annual interest rate of 1.3%. The loan was guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan entered into another one-year loan agreement with the same local bank to borrow $5,004,800 (RMB 32 million) with per annum interest rate of 6.71%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with the same bank of $6.5 million with an annual interest rate of 1.3%.

Note 15 – Long-term loans

Long-term loans represent amounts due to unrelated lenders and mature over one year.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust Co., Ltd. (“Bairui”), an unrelated party, pursuant to which Bairui agreed to loan Hongli the sum of approximately $55.7 million (RMB 360 million) with annual interest of 6.3%, of which approximately $27.8 million (RMB 180 million) is due on April 2, 2013, and approximately $27.8 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

Average interest rate of the short-term and long-term loans was 5.03% and 4.89% for the three months ended September 30, 2011 and 2010, respectively. Total interest expense on short-term and long-term loans for the three months ended September 30, 2011 and 2010 amounted to $763,497 and $223,225, respectively, of which $347,938 and $180,630 was capitalized into CIP, respectively.

Note 16 – Taxes

Income tax

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

As approved by the local tax bureau, Hongchang Coal’s total income tax obligation for each of the calendar years 2010 and 2011 is approximately $380,000 (RMB 2,520,000), regardless of its actual taxable income during each such period.

The estimated tax savings due to the foregoing reduced tax rate amounted to $319,376 and $160,618 for the three months ended September 30, 2011 and 2010, respectively. If the statutory income tax had been applied, the Company would have had decreased basic and diluted earnings per share from $0.39 to $0.38 for the three months ended September 30, 2011, respectively, and decreased basic and diluted earnings per share from $0.74 to $0.73 and from $0.73 to $0.72 for the three months ended September 30, 2010, respectively.

The provision for income taxes consisted of the following:

	For the three months ended September 30,
	2011	2010
U.S. current income tax expense	-	$-
BVI current income tax expense	-	-
PRC current income tax expense	1,476,384	948,768
Total provision for income taxes	1,476,384	$948,768

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	(4.7)%	(3.6)%
Other item (1)	(5.2)%	(15.6)%
Effective rate	15.1%	5.8%

(1)
The (5.2)% for the three months ended September 30, 2011 mainly represents gain on change in fair value of warrants of $3,019,722 incurred by the Company, which did not incur tax expense to the Company. The (15.6%) for the three months ended September 30, 2010 mainly represents gain on change in fair value of warrants of $12,919,675 incurred by the Company, which was not subject to the income tax.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2011. As of September 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,495,600, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2031 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011 and June 30, 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three months ended September 30, 2011 and 2010.

	September 30, 2011	September 30, 2010
Beginning balance	$460,000	$276,000
Additions	48,000	159,000
Ending balance	$508,000	$435,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $39.9 million as of September 30, 2011, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $4,252,029 and $3,201,915 for the three months ended September 30, 2011, respectively, and $2,659,646 and $1,416,319 for the three months ended September 30, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

Taxes payable

Taxes payable as of September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
VAT	$57,385	$888,602
Income tax	1,678,183	1,710,717
Others	172,488	257,352
Total taxes payable	$1,908,056	$2,856,671

Note 17 – Capital transactions

Increase of registered capital in Hongli

As required by the local government and in order for Hongli to retain its coal trading license, Hongli increased its registered capital by $3,050,000 (RMB 20 million). The increased amount was paid by Hongli’s equity owners on August 26, 2010. The registration for the registered capital increase was completed as of September 30, 2011.

Options

2002 Stock Option Plan for Directors

In 2002, the Board of Directors adopted the 2002 Stock Option Plan for Directors (the “Directors Plan”). The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as its directors. On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057. This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding. The Directors Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors. The grant of an option under the Directors Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person. The term of an option granted pursuant to the Directors Plan may not be more than 10 years.

2002 Consultant Stock Plan

In 2002 the Board of Directors adopted the 2002 Consultant Stock Plan (the “Consultants Plan”). The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the registrant the opportunity to participate in the registrant’s growth by paying for such services with equity awards. The Consultants Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors. Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions. The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the person or with a fully recourse promissory note, subject to applicable law. The term of an option granted pursuant to the Consultants Plan may not be more than 10 years.

1999 Stock Option Plan

In 1999 the Board of Directors adopted the 1999 Stock Option Plan (the “Option Plan”). The purpose of the Option Plan is to enable the Company retain the services of employees and consultants and others who are valuable to the registrant and to offer incentives to such persons to achieve the objectives of the registrant’s shareholders. The total number of shares of common stock subject to the Option Plan is 45,417. The Option Plan is administered by the Board of Directors, or any Committee that may be authorized by the Board of Directors. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of the registrant’s common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the registrant already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of the registrant’s common stock, or 10 years for all other recipients and for recipients of non-qualified stock options.

On February 5, 2010, the completion date of the Share Exchange, there were options exercisable for 11,124 shares of the Company’s common stock outstanding.

Under the Directors Plan, there were outstanding options exercisable to 4,792 shares of the Company’s common stock. Options exercisable for 1,666 shares of the Company’s common stock were granted on October 11, 2002, with an exercise price of $36.00 per share and an expiration date of October 15, 2012. Options exercisable for 3,126 shares of the Company’s common stock were granted on November 16, 2004, with an exercise price of $96.00 per share and an expiration date of November 16, 2014.

Under the Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with an exercise price of $96.00 per share and an expiration date of November 14, 2014. These outstanding options were fully vested before the completion of the Share Exchange on February 5, 2010, and no additional options had been granted.

The following consisted of the outstanding and exercisable options at September 30, 2011

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	2.81 years	$86.79	10,851	2.81 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2011	10,851

Warrants

In connection with its equity financing, the Company issued warrants exercisable into 4,039,636 shares of the Company’s common stock. In addition, the Company had existing warrants exercisable into 36,973 shares of the Company’s common stock (“Existing warrants”) outstanding on February 5, 2010.

On July 1, 2010, the Company granted callable warrants exercisable for 50,000 shares of the Company’s common stock in exchange for consulting service. These warrants expire on July 1, 2015 with an exercise price of $20.00, and such exercise price was modified to $15.00 in March 2011. The fair value of these warrants was $325,285, and was charged to general and administrative expense for the year ended June 30, 2011.

On November 12, 2010, warrants underlying 1,000 shares of the Company’s common stock were exercised at $6.00 per share. The fair value of these warrants on the exercise date was $6,438. In addition, warrants underlying 218,756 shares of the Company’s common stock were exercised at $6.00 per share during the third quarter ended March 31, 2011. The fair value of these warrants on the exercise date was $2,050,060.

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

As a result, the Company’s warrants are not afforded equity treatment because their strike price is denominated in U.S. dollar, a currency other than the Company’s functional currency RMB, and are therefore not considered indexed to the Company’s own stock. As such, all changes in the fair value of the Company’s warrants are recognized currently in earnings until such time as such warrants are exercised or expire.

As of September 30, 2011 and June 30, 2011, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $2,549,325 and $5,569,047 at September 30, 2011 and June 30, 2011, respectively. The decrease in fair value of warrants was $3,019,722 and was recorded as gain on change in fair value of warrants.

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted					50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	(219,756)	-	(219.756)
Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-		-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding September 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 5.53 years as of September 30, 2011.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 3.35 years as September 30, 2011.

(3)
The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 3.45 and 3.47 years as of September 30, 2011, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 3.45 years as of September 30, 2011.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 3.75 years as of September 30, 2011.

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

Note 18 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010
Net income	$8,308,713	$15,481,998

Weighted average shares used in basic computation	21,090,948	20,871,192
Dilutive effect of warrants	-	417,768
Weighted average shares used in diluted computation	21,090,948	21,288,960
Earnings per share – Basic	$0.39	$0.74
Earnings per share – Diluted	$0.39	$0.73

The Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in the aggregate at September 30, 2011. For the three months ended September 30, 2011, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive. For the three months ended September 30, 2010, all outstanding options were excluded from the diluted earnings per share calculation due to anti-dilution while warrants exercisable into 4,039,636 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.

Note 19- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through September 30, 2011, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of September 30, 2011, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $155,000 (RMB 1 million) due by December 31, 2011.

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Xingsheng Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of equity interests of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongchang owns 100% of the equity interests of Shunli Coal. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. The purchase price was paid in full in June 2011.

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 20 – Commitments and contingencies

Lease agreement

In August 2010, the Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013, with monthly lease payment of $22,688 (RMB 145,529) and monthly management fee of $4,003 (RMB 25,681).

In August 2010, the Company entered into another lease agreement for three different office units within the same building to replace the above lease. The new lease is from August 14, 2010 to June 14, 2013, with monthly lease payment of $10,845 (RMB 69,565) and monthly management fee of $1,914 (RMB 12,276).

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,780 (RMB 37,075).

Hongli leased an office place in Pingdingshan from October 1, 2010 to September 30, 2011, with monthly lease payment of $2,108 (RMB 13,520). The Company is in the process of renewing the leasing agreement.

For the three months ended September 30, 2011 and 2010, lease expense was $60,215 and $101,453, respectively.

As of September 30, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2012	$168,346
2013	216,089
2014	10,404
Total	$394,839

Line of credit

Under the Company’s arrangement with Cooperative Bank, the Company has a line of credit of $30.3 million (RMB 200 million). While the Company is required to deposit 50% of the face value of the notes issued under such line of credit as a guarantee deposit, the Company is not subject to diligence review for each note issued as long as the aggregated amount of notes issued are within the credit limit. As of September 30, 2011, the Company did not borrow any funds under this line of credit.

On January 31, 2011, the Company deposited $2,346,000 (RMB 15 million) with Pingdingshan City Rural Credit Union as guarantee deposit to enable Hongguang Power to issue notes payable. As of September 30, 2011, no agreement had been entered into with the bank, and no notes payable issued in connection therewith.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of its new coking facility and for equipment purchases. As of September 30, 2011, the aggregate contract amount was approximately $64,104,000. The Company has made payments of approximately $49,461,000, with the remaining $14,643,000 to be paid based on construction progress.

Note 21 – Statutory reserves

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2011, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of September 30, 2011. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses. During the three months ended September 30, 2011, Hongli made additional contribution of $240,108 to the statutory reserve in response to its increase of registered capital of $2,946,000 (RMB 20 million).

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of September 30, 2011.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011	50% of registered capital	Future contributions required as of September 30, 2011

Hongli	$2,064,905	$1,824,797	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Shunli Coal	-	-	230,850	230,850
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,283,266	2,043,158	9,950,483	7,667,217
Mine reproduction reserve	1,403,948	1,360,635	-	-
Total statutory reserve	$3,687,214	$3,403,793	$9,950,483	$7,667,217

Note 22 – Related party transactions

Advances to suppliers – related party at September 30, 2011 and June 30, 2011 amounted to $582,026 and $575,700 respectively. The balance represented prepayments to the 40% owner of Xingsheng Coal for coal purchases. The Company acquired 60% of Xingsheng Coal’s equity interests on May 20, 2011 (see Note 19).

The Company also received funds from its CEO. Advances from the CEO amounted to $579,400 and $455,768 at September 30, 2011 and June 30, 2010, respectively. Such advances are interest free, due on demand and will be settled by cash payment.

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective revenues for the three months ended September 30, 2011 and 2010 are summarized as follows:

	For the three months ended September 30,
	2011	2010
Coke	$10,145,826	$8,709,145
Coal tar	701,795	415,838
Raw coal	3,019,933	2,663,592
Washed coal	8,283,780	1,219,887
Total	$22,151,334	$13,008,462

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2011and 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

In addition, we intend to operate our new coking plant through a newly established subsidiary of Hongli, Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”). We currently expect to complete the plant by the end of calendar year 2011 and commence operations immediately thereafter.

Since the provincial-wide mining moratorium was imposed in June 2010, Hongchang Coal has been operating at approximately 50% capacity while operations at our other three coal mine companies have halted.  As such, the coal-related activities for the periods discussed below are those of Hongchang Coal only. In August 2011, both Hongchang Coal and Xingsheng Coal received clearance to resume operations from Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator with whom we formed a joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”). In September 2011, Hongchang Coal halted operations to complete certain mine engineering works and safety upgrades, which have been completed as of the date of this report. Henan Coal Seam Gas has also applied with the appropriate provincial-level agencies to confirm the clearances it has issued to Hongchang Coal and Xingsheng Coal, after which confirmation we expect both companies will be issued the necessary licenses and permits to resume operations at full capacity. As the date of this report, Shuangrui Coal and Shunli Coal are still waiting for clearance from Henan Coal Seam Gas to resume operations.

We intend to transfer all coal related activities from all four companies to Hongyuan CSG, although such transfer has not been carried out as of the date of this report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

Results of Operations

General. Revenue for the three months ended September 30, 2011 increased approximately 70.28% from a year ago. Volume of coke and coal products sold (other than raw coal) increased in response to market demands. However, volume of raw coal sold declined in light of the ongoing provincial mining moratorium. Because we have been accumulating processed coal (washed coal) in anticipation of the commencement of operations at our new coking facility that is still under construction, our inventory was sufficient to enable us to also engage in trading, the sales from which greatly contributed to our overall revenue increase. The increased processed coal sales during the quarter are reflected in the revenue breakdown by product type, with 48.97% and 51.03% of total revenue in the first quarter of fiscal 2012 from coke products and coal products, respectively, as compared to 70.15% and 29.85% from a year ago, respectively.

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

Revenue. Revenue for the three months ended September 30, 2011 was $22,151,334, an increase of $9,142,872 or 70.28% as compared to a year ago. Such increase was a result of the increase in all product categories in terms of both sales volumes and selling prices except for the slight decrease in the raw coal sales volume.

Revenue and quantity sold by product type for the three months ended September 30, 2011 and 2010 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three Months Ended September 30, 2010	$9,124,983	$3,883,479	$13,008,462
Three Months Ended September 30, 2011	10,847,621	11,303,713	22,151,334
Increase in $	$1,722,638	$7,420,234	$9,142,872
% Increase in $	18.88%	191.07%	70.28%
Quantity Sold (metric tons)
Three Months Ended September 30, 2010	40,322	52,856	93,178
Three Months Ended September 30, 2011	45,060	84,085	129,145
Increase (decrease)	4,738	31,229	35,967
% Increase (decrease)	11.75%	59.08%	38.60%

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

Average selling prices per metric ton for our four principal product categories for the three months ended September 30, 2011 and 2010 are as follows:

Average Selling Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Three Months Ended September 30, 2010	$226	238	60	151
Three Months Ended September 30, 2011	240	252	77	185
Increase (decrease) in $	14	14	17	34
% Increase (decrease) in $	6.19%	5.88%	28.33%	22.52%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Management believes that the changes in average selling prices from fiscal 2011 to fiscal 2012 were primarily driven by increased demand for all coal-related products and the general lack of coking coal supply in Henan which was caused by the provincial-wide mining moratorium.

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

Revenue and quantity sold by coke product categories for the three months ended September 30, 2011 and 2010 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Three Months Ended September 30, 2010	$8,709,145	415,838	9,124,983
Three Months Ended September 30, 2011	10,145,826	701,795	10,847,621
Increase in $	1,436,681	285,957	1,722,638
% Increase in $	16.50%	68.77%	18.88%
Quantity Sold (metric tons)
Three Months Ended September 30, 2010	38,577	1,745	40,322
Three Months Ended September 30, 2011	42,272	2,788	45,060
Increase	3,695	1,043	4,738
% Increase	9.58%	59.77%	11.75%

Revenue from coke for the three months ended September 30, 2011 increased by 16.50% from a year ago as a result of the increased sales volume and price. The increased sales volume was mainly due to the increased demand for coke by steel mills, and the increased selling price was due to the increased demand for coke, as well as the shortage of coking coal in China. Strong market demand from chemical manufacturers also boosted our coal tar revenue for the first quarter 2012, an increase of 68.77% from a year ago.

Revenue and quantity sold by coal product categories for the three months ended September 30, 2011 and 2010 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Three Months Ended September 30, 2010	$2,663,592	1,219,887	3,883,479
Three Months Ended September 30, 2011	3,019,933	8,283,780	11,303,713
Increase in $	356,341	7,063,893	7,420,234
% Increase in $	13.38%	579.06%	191.07%
Quantity Sold (metric tons)
Three Months Ended September 30, 2010	44,751	8,105	52,856
Three Months Ended September 30, 2011	39,360	44,725	84,085
Increase (decrease)	(5,391)	36,620	31,229
% Increase (decrease)	(12.05)%	451.82%	59.08%

Revenue from raw coal for the three months ended September 30, 2011 increased 13.38% from a year ago. Although we were unable to produce or purchase sufficient raw coal to sell as a result of the mining moratorium, the increased selling price of the raw coal driven by the shortage of raw coal supply generated a 13.38% increase in revenue despite a 12.05% decrease in sales volume.

Revenue from washed coal for the three months ended September 30, 2011 increased by 579.06% from a year ago, as we sold some of our inventory to take advantage of the 23.06% increase in the average selling price of washed coal that resulted from the increase in raw coal prices.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2011 increased from $8,364,109 to $14,947,457 as compared to a year ago. Despite the drop in raw coal sales volume, sales of all other products increased. In addition, our weighted average purchase cost of raw materials increased due to higher raw coal price driven by the shortage of supply.

Gross Profit. Gross profit for the three months ended September 30, 2011 increased by $2,559,524 or 55.11%, to $7,203,877, from $4,644,353 for the three months ended September 30, 2010, reflecting our higher revenue period over period.

Operating Expenses. Operating expenses, which consist of selling expenses and general and administrative expenses, decreased by $294,142 or 28.85% during the three months ended September 30, 2011 as compared to the same period in 2010, largely due to a decrease in general and administrative expenses. As a result of warrants issued to a consultant during the three months ended September 30, 2010, general and administrative expenses for such period was higher by $291,218 as compared to the same period in 2011, when no such warrants were issued.

Other Income and Expense. Other income and expense includes finance expense (income), expense not related to our principal operations, and change in fair value of warrants.

Finance expense (income) consists of interest expense (income). We had finance income of $107,326 for the three months ended September 30, 2011 as compared to finance expense of $56,950 for the three months ended September 30, 2010. Such income was the result of $537,113 of interest income related to loan receivables, offset by $415,559 of interest expense, net of capitalized interest, related to loans from a local bank and Bairui Trust Co., Ltd. (“Bairui Trust”), and $14,228 of other bank charges and expenses.

Provision for Income Taxes. Provision for income taxes increased by $527,616 for the three months ended September 30, 2011 from a year ago, due primarily to an increase in income from operations.

Net income. Net income, including the change in fair value of warrants, was $8,308,713 for the three months ended September 30, 2011, as compared to $15,481,998 for the same period in 2010.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three Months Ended September 30
	2011	2010
Net income	$8,308,713	$15,481,998
Change in fair value of warrant liabilities	(3,019,722)	(12,919,675)
Adjusted net income	$5,288,991	$2,562,323

Earnings per share- basic	$0.39	$0.74
Earnings per share- diluted	$0.39	$0.73

Adjusted earnings per share – basic	$0.25	$0.12
Adjusted earnings per share – diluted	$0.25	$0.12

Weighted average number of common shares - basic	21,093,604	20,871,192
Weighted average number of common shares - diluted	21,093,604	21,288,959

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Three Months Ended September 30
	2011	2010
Net cash used in operating activities	$(6,981,242)	$(4,525,463)
Net cash used in investing activities	(6,711,702)	(7,214,359)
Net cash provided by (used in) financing activities	(381,190)	496,213

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 was $6,981,242. Net operating outflows resulted from increases in notes receivable, accounts receivable, and inventories. Although our accounts receivable increased by approximately $7.9 million, our customers’ creditworthiness remained relatively consistent as our collections maintained at less than 90 days. We increased our raw and washed coal inventories during the quarter ended September 30, 2011 in order to have sufficient raw materials for our new coking plant, the construction of which is expected to be completed by the end of calendar 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2011 was $6,711,702, which included: (1) approximately $20.1 million for purchasing the equipment and machineries, as well as the payment for the construction of the buildings and other infrastructures for the new coking facilities, (2) approximately $1.2 million for the land use rights to the land underlying our new coking plant, (3) approximately $1.9 million in loans to two unrelated parties. We were refunded approximately $7.8 million in refundable deposits made to owners of four coal companies that we were planning to acquire, when they were allocated by government to be acquired by Pingdingshan Coal Group. We also received approximately $8.7 million in repayments from unrelated-party loans.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended September 30, 2011 was $381,190. Restricted cash increased by $500,000, because of a cash guarantee for a $ 5 million (RMB 32 million) loan from Shanghai Pudong Development Bank (“SPDB”), which we extended for another six months. We also received $118,810 from Mr. Jianhua Lv, our CEO as working capital to support our operations.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from individuals including our CEO.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% of the face value of the notes as well as a guarantee from our CEO, Hongli or an unrelated third party. We currently have such arrangements with two banks. Under our arrangements with SPDB, we are subject to a diligence review for each note issued, and SPDB charges us a processing fee based on 0.05% of the face value of each note. Under our arrangement with Pingdingshan Rural Cooperative Bank (“PRCB”), we have a line of credit of $30.3 million. Although PRCB also charges the same processing fee as SPDB, we are not subject to a diligence review for each note so long as the aggregate amount of notes issued does not exceed our credit limit.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli the sum of RMB 360 million (approximately $54.9 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with an annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011.

Our business plan involves growing our business through: (1) expansion and modernization of our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; and (4) strategic cooperation with Zhengzhou Coal Industry Group Co., Ltd. (“Zhengzhou Coal”) to indirectly control coal resources, secure our internal material requirements (including for our new coking facility still under construction) and ensure stable supply for coal trading, although our arrangement with Zhengzhou Coal is currently halted due to its lack of coal supply.

Of the foregoing, the following is expected to require capital resources:

New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City. Because the new facility will share the electricity, water and heating systems of our existing facilities, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $60 million, including the cost of acquiring additional land use rights to expand the site of the new facility, estimated at $10.6 million. Construction is expected to be completed by the end of December 2011, and production is expected to commence immediately thereafter. On October 12, 2010, PRCB extended by one year its non-binding letter of intent to lend us up to RMB 300 million (approximately $45 million) for construction of this facility. Such loan would be subject to the approval of our loan application, which had not been submitted as of September 30, 2011.

During the three months period ended September 30, 2011, we had capital expenditures of $20,118,594. Such expenditures were for equipment and machinery purchases and site expansion for our new coking plant.

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

We have not experienced any material losses since inception relating to accidents or other similar events. See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance” in our annual report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of September 30, 2011:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$394,839	$168,346	$226,493	$-	$-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Long-term Debt	56,304,000	-	56,304,000	-	-
Total	$56,698,839	$168,346	$56,530,493	$-	$-

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

Notes receivable, trade

Notes receivable represent trade accounts receivable due from various customers where the customer’s banks have guaranteed payments of the receivables. This amount is non-interest bearing and is normally paid within three to nine months. We are allowed to submit our request for payment to the customer’s bank earlier than the scheduled payment date. However, the early request will incur an interest charge and a processing fee.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2011, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our annual report on Form 10-K for the year ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended September 30, 2011:

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

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2011 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we have engaged with an independent accounting advisor firm who is familiar with the U.S. GAAP and internal control procedures over financial reporting to assist us to prepare the consolidated financial statements under the U.S. GAAP, and implement the adequate control procedures and processes in many areas, and to identify the areas in which we still need to make substantial improvements in our procedures and processes.

We plan to recruit more experienced accounting and finance personnel at the management level and staff level and at both the corporate and subsidiary levels so that we can maintain a skilled and competent accounting team across the entire company.

We plan to invest in more resources and expand our corporate internal audit group by adding more professionals experienced with audit to enhance our internal audit team. The internal audit group assists the top management in the assessment of the effectiveness of our internal controls over financial reporting. The internal audit group prepares audit plans, performs internal testing periodically based on our design of the internal controls over financial reporting, summarizes issues identified through internal testing, develops remediation plans, and submits the plans to our Chief Financial Officer and Chief Executive Officer for approval.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in the Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2
First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
14	Code of Ethics (8)
21.1	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (16)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (16)

99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (16)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (16)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (16)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (16)
99.14
Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)

99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on January 18, 2011.

(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 5, 2011.

(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on June 23, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on September 12, 2011.

(16)	Incorporated by reference to the Form 10-K Annual Report filed by the Company with the Securities and Exchange Commission on September 13, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)