Form 10-Q/A
period 2011-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2011-11-22
CIK 1099290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number 001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of November 2, 2011, the Registrant had 21,090,948 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
14	Code of Ethics (8)
21.1	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
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

99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase Document* XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Previously filed as an exhibit to the Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on November 9, 2011.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2010.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2010.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company on March 30, 2004.

(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2010.

(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2010.

(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on January 18, 2011.

(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 5, 2011.

(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on June 23, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on September 12, 2011.

(16)	Incorporated by reference to the Form 10-K Annual Report filed by the Company with the Securities and Exchange Commission on September 13, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2011	SINOCOKING COAL AND COKE
CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)