Form 10-Q
period 2011-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2012-02-09
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.

(Exact name of issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0695811 (I.R.S. employer identification number)

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

As of February 9, 2012, the Registrant had 21,090,948 shares of common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31	June 30,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$4,284,601	$26,266,687
Restricted cash	10,432,500	8,320,500
Accounts receivable, trade, net	11,855,965	8,489,272
Loans receivable	10,000,637	16,764,390
Notes receivable, trade	5,112,250	-
Other receivables	1,487,951	232,126
Receivable, mine acquisition prepayments	12,248,282	-
Inventories	8,731,766	3,010,926
Advances to suppliers	9,854,042	8,994,833
Advances to suppliers -related party	-	575,700
Total current assets	74,007,994	72,654,434

PLANT AND EQUIPMENT, net	16,723,340	17,157,542

CONSTRUCTION IN PROGRESS	38,983,421	23,204,544

OTHER ASSETS
Prepayments for land use rights	11,033,400	8,980,335
Prepayments for mine acquisitions	4,719,000	25,546,922
Prepayments for construction	21,641,955	8,134,736
Intangible - land use rights, net	1,918,006	1,919,987
Intangible - mineral rights, net	29,681,308	29,408,865
Long-term investments	2,803,195	2,753,660
Other assets	110,682	108,290
Total other assets	71,907,546	76,852,795

Total assets	$201,622,301	$189,869,315

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - bank	$5,033,600	$4,950,400
Accounts payable, trade	3,995	144,147
Notes payable, trade	3,146,000	-
Other payables and accrued liabilities	811,608	1,426,285
Other payables - related party	409,048	455,768
Customer deposits	90,306	127,965
Taxes payable	2,820,436	2,856,671
Total current liabilities	12,314,993	9,961,236

LONG TERM LIABILITIES
Long term loans	56,628,000	55,692,000
Warrants liability	1,206,111	5,569,047
Total long term liabilities	57,834,111	61,261,047

Total liabilities	70,149,104	71,222,283

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized, 21,090,948 and 21,090,948 issued and outstanding as of December 31 and June 30, 2011, respectively	21,091	21,091
Additional paid-in capital	3,442,083	3,442,083
Statutory reserves	3,687,214	3,403,793
Retained earnings	108,718,378	98,004,993
Accumulated other comprehensive income	6,941,231	5,111,872
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	122,809,997	109,983,832

NONCONTROLLING INTERESTS	8,663,200	8,663,200

Total equity	131,473,197	118,647,032

Total liabilities and equity	$201,622,301	$189,869,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

REVENUE	$17,297,333	$16,745,332	$39,448,667	$29,753,794

COST OF REVENUE	14,008,015	9,634,955	28,955,472	17,999,064

GROSS PROFIT	3,289,318	7,110,377	10,493,195	11,754,730

OPERATING EXPENSES:
Selling	43,324	71,447	124,867	155,914
General and administrative	906,367	736,493	1,333,786	1,671,640
Total operating expenses	949,691	807,940	1,458,653	1,827,554

INCOME FROM OPERATIONS	2,339,627	6,302,437	9,034,542	9,927,176

OTHER INCOME (EXPENSE)
Interest income	218,749	943	777,300	8,030
Interest expense	(315,463)	(230,937)	(731,022)	(273,532)
Other finance expense	(37,767)	(283,112)	(73,433)	(304,554)
Other income (expense), net	8,492	(52,689)	(9,089)	(109,387)
Change in fair value of warrants	1,343,214	(11,447,532)	4,362,936	1,472,143
Total other income (loss)	1,217,225	(12,013,327)	4,326,692	792,700

INCOME (LOSS) BEFORE INCOME TAXES	3,556,852	(5,710,890)	13,361,234	10,719,876

PROVISION FOR INCOME TAXES	911,148	1,278,833	2,406,817	2,227,601

NET INCOME (LOSS)	2,645,704	(6,989,723)	10,954,417	8,492,275

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	640,615	1,055,897	1,829,359	2,202,196

COMPREHENSIVE INCOME (LOSS)	$3,286,319	$(5,933,826)	$12,783,776	$10,694,471

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,090,948	20,871,725	21,090,948	20,871,458
Diluted	21,090,948	20,871,725	21,090,948	20,984,101

EARNINGS (LOSS) PER SHARE
Basic	$0.13	$(0.33)	$0.52	$0.41
Diluted	$0.13	$(0.33)	$0.52	$0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended December 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,954,417	$8,492,275
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	722,325	717,228
Amortization and depletion	254,771	779,628
Bad debt expense	360,929	31,324
Change in fair value of warrants	(4,362,936)	(1,472,143)
Warrants granted for service	-	325,285
Reservation of mine maintenance fee	43,480	141,911
Equity investment income	(3,238)	-
Change in operating assets and liabilities
Notes receivable	(5,086,250)	881,315
Accounts receivable, trade	(3,207,619)	(10,274,564)
Other receivables	(1,028,284)	(1,892,010)
Inventories	(5,641,398)	262,624
Advances to suppliers	400,882	(5,789,974)
Accounts payable, trade	(141,847)	224,846
Other payables and accrued liabilities	(628,006)	(780,044)
Customer deposits	(39,607)	22,882
Taxes payable	(182,413)	1,171,547
Net cash used in operating activities	(7,584,794)	(7,157,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(1,896,500)	(2,051,578)
Proceeds from loans receivable	8,745,053	2,513,308
Payments on equipment and construction-in-progress	(15,314,057)	(512,205)
Prepayments on construction-in-progress	(13,302,500)	(735,310)
Refunds of coal mine acquisition prepayments	7,857,865	1,193,280
Prepayments on land use rights	(1,892,461)	(3,520,176)
Prepayments on mine acquisitions	-	(7,458,000)
Net cash used in investing activities	(15,802,600)	(10,570,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,065,000)	(4,474,800)
Cash proceeds from exercise of warrants	-	6,000
Proceeds from notes payable	3,130,000	9,397,080
Proceeds from short-term loans - bank	5,008,000	-
Repayments of short-term loans - bank	(5,008,000)	(522,060)
Proceeds from (repayments of) related parties	(53,740)	710,189
Net cash provided by financing activities	1,011,260	5,116,409

EFFECT OF EXCHANGE RATE ON CASH	394,048	167,704

DECREASE IN CASH	(21,982,086)	(12,444,438)

CASH, beginning of period	26,266,687	17,403,008

CASH, end of period	$4,284,601	$4,958,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,552,791	$1,423,742
Cash paid for interest expense, net of capitalized interest	$660,987	$273,532

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Transferred from advances to suppliers to other receivables	$582,398	$1,652,321
Construction-in-progress acquired with prepayments made in prior year	$-	$2,386,560
Reclassification of prepayment for coal mine acquistion to advance to suppliers	$1,105,317	$-
Reclassification of coal mine prepayment made in prior year to other receivables	$12,185,990	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to an accident during the quarter ended December 31, 2011, at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level consolidators in Henan all mid-scale mines are required to undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines, including the Hongchang and Xingsheng coal mines which were previously awaiting government confirmation to resume operations.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Top Favour	•	A British Virgin Islands company	100%
	•	Incorporated on July 2, 2008
Hongyuan	•	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	•	Incorporated on March 18, 2009
	•	Registered capital of $3 million fully funded
Hongli	•	A PRC limited liability company	VIE by contractual arrangements (1)
	•	Incorporated on June 5, 1996
	•	Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded
	•	85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
	•	Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)
Baofeng Hongchang Coal Co., Ltd.	•	A PRC limited liability company	VIE by contractual arrangements as a
(“Hongchang Coal”)	•	Incorporated on July 19, 2007	wholly-owned subsidiary of Hongli
	•	Registered capital of $396,000 (RMB 3,000,000) fully funded
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)	•	A PRC limited liability company	VIE by contractual arrangements as an indirect
	•	Incorporated on August 13, 2009	wholly-owned subsidiary of Hongli
	•	Registered capital of $461,700 (RMB3,000,000) fully funded
	•	Acquired by Hongchang Coal on May 20, 2011

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Hongguang Power Co., Ltd.	•	A PRC limited liability company	VIE by contractual arrangements as a
(“Hongguang Power”)	•	Incorporated on August 1, 2006	wholly-owned subsidiary of Hongli
	•	Registered capital of $2,756,600 (RMB 22,000,000) fully funded
Baofeng Xingsheng Coal Co., Ltd.	•	A PRC limited liability company	VIE by contractual
(“ Xingsheng Coal”)	•	Incorporated on December 6, 2007	arrangements as a 60% owned
	•	Registered capital of $559,400 (RMB 3,634,600) fully funded	subsidiary of Hongli
	•	60% of equity ownership acquired by Hongli on May 20, 2011
Baofeng Shuangrui Coal Co., Ltd.	•	A PRC limited liability company	VIE by contractual
( “Shuangrui Coal”)	•	Incorporated on March 17, 2009	arrangements as a 60% owned
	•	Registered capital of $620,200 (RMB4,029,960) fully funded	subsidiary of Hongli
	•	60% of equity ownership acquired by Hongli on May 20, 2011
Zhonghong Energy Investment Company	•	A PRC company	VIE by contractual
(“Zhonghong”)	•	Incorporated on December 30, 2010	arrangements as a
	•	Registered capital of $7,842,800 (RMB51,000,000)) fully funded Equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements	wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd.	•	A PRC limited liability company	VIE by contractual
(“Hongrun”)	•	Incorporated on May 17, 2011	arrangements as a
	•	Registered capital of $ 4,620,000 (RMB30 million) fully funded	wholly-owned subsidiary of Hongli

(1)	On March 18, 2009, Hongyuan entered into certain exclusive agreements with Hongli and its equity owners. Pursuant to these agreements, Hongyuan provides exclusive consulting services to Hongli in return for a consulting services fee which is equal to Hongli’s net profits. In addition, Hongli’s equity owners have pledged their equity interests in Hongli to Hongyuan, irrevocably granted Hongyuan an exclusive option to purchase all or part of the equity interests in Hongli and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Hongyuan.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	December 31, 2011	June 30, 2011
Total current assets	$52,079,781	$49,774,889
Total assets	$179,693,516	$166,989,770
Total current liabilities	$22,959,673	$78,860,160
Total liabilities	$79,587,673	$78,860,160

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (see Note 13). As of December 31, 2011, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 19).

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtable accounts for accounts receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  The Company did not have shipping and handling costs for the three months and six months ended December 31, 2011 and 2010 because the customers paid for such expenses.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet amounts, with the exception of equity, at December 31, 2011 and June 30, 2011 were translated at RMB 6.36 to $1 and RMB 6.46 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2011 and 2010 were at RMB 6.37 to $1 and RMB 6.65 to $1, respectively, and at RMB 6.39 to $1 and RMB 6.70 to $1 for the six months ended December 31, 2011 and 2010, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31, 2011	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$1,206,111	$—	$—	$1,206,111

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011 and June 30, 2011:

Fair value at June 30, 2010	$30,436,087
Issuance of warrants	325,285
Realized gain recorded in earnings	(23,135,827)
Value of warrants exercised recorded in APIC	(2,056,498)
Fair value at June 30 2011	5,569,047
Realized gain recorded in earnings	(4,362,936)
Fair value at December 31, 2011	$1,206,111

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on December 31, 2011 and June 30, 2011.

	December 31, 2011	June 30, 2011
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$2.26	$4.56
Expected term (year)	3.10-5.28	3.60-5.78
Risk-free interest rate	0.48-1.15%	1.10-2.05%
Expected volatility	75%	75%

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and six months ended December 31, 2011 and 2010, there were no impairment charges.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of December 31, 2011 and June 30, 2011, the Company had $14,563,792 and $34,425,040 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

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

Loans receivable

Loans receivable represents amount the Company loaned to unrelated parties. The loans either are due on demand or mature within a year, and are either unsecured or secured by the properties of the borrowers or guaranteed by unrelated parties. All loans receivables are subject to interest charges.

Other receivables

Other receivables include advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Receivable, mine acquisition prepayments

Receivable, mine acquisitions prepayments were made for acquiring coal mines and are refundable upon cancellation of the acquisition agreements.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2011 and June 30, 2011, no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements and its new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three and six months ended December 31, 2011, $439,482 and $787,420 in interest were capitalized into CIP, respectively. For the three and six months ended December 31, 2010, $94,963 and $140,120 of interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Intangible - land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights.  Under the accounting standard regarding treatment of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but tested for impairment at least annually. Intangible assets with finite live are amortized over their useful lives and reviewed at least annually for impairment.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of December 31, 2011 and June 30, 2011, there was no impairment of long-lived assets.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of December 31, 2011, management believes no impairment charge is necessary.

Asset retirement cost and obligations

The Company accounts for the asset retirement cost and obligations to retire tangible long-lived assets in accordance with U.S. GAAP, which requires that the Company’s legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. If an entity has a conditional asset retirement obligation, a liability should be recognized when the fair value of the obligations can be reasonably estimated.

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

The Company did not record such asset retirement obligation as of December 31, 2011 and June 30, 2011 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended December 31, 2011 and 2010.

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

Noncontrolling interests

Noncontrolling interests mainly consist of the 40% equity interests of Xingsheng Coal and Shuangrui Coal owned by unrelated parties. For the three and six months ended December 31, 2011 and 2010, there was no net income or loss attributable to such noncontrolling interests because neither Xingsheng Coal nor Shuangrui Coal was operational during such periods.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. ASU2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 will have no significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements

Note 3 – Concentration and credit risk

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

For the three months ended December 31, 2011, 93.3% of the Company’s total revenue was from four major customers who individually accounted for 26.6%, 22.3%, 22.2% and 22.2% of total revenue, respectively. For the six months ended December 31, 2011, 87.3% of the Company’s total revenue was from the same four major customers who individually accounted for 24.9%, 22.1% and 20.6% and 19.7of total revenue, respectively. Accounts receivable of these four customers were 28.7%, 24.2%, 22.1%, and 20.5% of the total accounts receivable balance at December 31, 2011, respectively. For the three months ended December 31, 2010, 87.2% of the Company’s total revenue was from three major customers who individually accounted for 53.3%, 21.9% and 12.0% of total revenue, respectively. For the six months ended December 31, 2010, 91.2% of the Company total revenue was from the same three major customers who individually accounted for 50.4%, 25.3% and 15.6% of total revenues, respectively. Accounts receivable of these three major customers who individually accounted for 52.1%, 27.4% and 9.7% of the total accounts receivable balance at December 31, 2010, respectively.

For the three and six months ended December 31, 2011 and 2010, all of the Company’s raw material purchases as well as accounts payable were generated in the PRC.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2011, five major suppliers provided 63.7% of the Company’s total raw material purchases, with each supplier individually accounting for 15.8%, 13.9%, 12.3%, 11.3% and 10.5% of total raw material purchases, respectively. For the three months ended December 31, 2010, six major suppliers provided 75.1% of total raw material purchases, with each supplier individually accounting for 10.4%, 11.8%, 13.8%, 13.4%, 12.7% and 13.0% of total raw material purchases, respectively. For the six months ended December 31, 2011, five major suppliers provided 63.0% of total raw material purchases, with each supplier individually accounting for 15.4%, 14.0%, 11.8%, 11.6% and 10.1% of total purchases, respectively. For the six months ended December 31, 2010, four major suppliers provided 58.4% of total raw material purchases, with each supplier individually accounting for 10.1%, 13.1%, 12.5% and 22.8% of total raw material purchases respectively. As of December 31, 2011 and 2010, the Company did not have payables to any of these suppliers.

The Company held no accounts payable from its major suppliers as of December 31, 2011 and June 30, 2011.

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

For the three and six months ended December 31, 2011, the Company wrote off $360,929 of uncollectible other receivables representing interest on the loans to Mr. Qimin Jian and Mr. Chong Chen from the prior fiscal year and for the three months ended September 30, 2011.

In August 2011, Top Favour loaned an additional $801,000 to CPL, This loan is unsecured, interest free, and due on demand.

On September 19, 2011, the Company loaned $1,094,800 (RMB 7 million) to Pingdingshan Hongxin Industrial Co., Ltd. (“Hongxin”), an unrelated party. This loan was due on December 19, 2011, is unsecured, and carries an annual interest rate of 6.0%. In September 2011, the Company and Hongxin entered into a supplemental agreement to extend the loan to March 31, 2012.

For the three months ended December 31, 2011 and 2010, interest income from loans receivable amounted to $210,815 and $0, respectively. For the six months ended December 31, 2011 and 2010, interest income from loans receivable amounted to $747,928 and $0, respectively.

Note 5 – Other receivables

Other receivables consisted of the following:

	December 31, 2011	June 30, 2011
Receivables from an unrelated company	$729,045	$125,503
Advances to employees	190,334	42,740
Interest receivable	560,192	-
Miscellaneous	8,380	63,883
Other receivables	$1,487,951	$232,126

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2011	June 30, 2011
Raw materials	$599,485	$179,957
Work in process	4,441,161	751,529
Supplies	75,552	87,430
Finished goods	3,615,568	1,992,010
Total	$8,731,766	$3,010,926

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers as of December 31, 2011 and June 30, 2011 amounted to $9,854,042 and $8,994,833, respectively.

Note 8 – Prepayments

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable. In July and August 2011, the Company made deposits in aggregate of $1,251,200 (RMB 8 million) to Pingdingshan Bureau of Land and Resources for obtaining the land use right certificates. As of December 31, 2011 and June 30, 2011, prepayments for land use rights amounted to $11,033,400 and $8,980,335, respectively. The Company expects to acquire the land use rights by the fiscal year end June 30, 2012, at an estimated total cost of $11,490,765 (RMB 73, 050,000).

Prepayments for acquisitions

The Company has been in the process of acquiring coal mine companies with annual production capacity of 150,000 to 300,000 metric tons, pursuant to a government-directed coal mine consolidation program. As of June 30, 2011, the Company had prepaid $20,905,922 (RMB 135,138,476) in the aggregate in connection with four potential targets which the Company later decided not to acquire. Pursuant to the Company’s agreements with the owners of these four targets entered into in August 2011, the Company’s prepayments would be refunded to the Company by December 31, 2011. In August 2011, $7.86 million (RMB 50,210,000) was refunded to the Company and $1.1 million (RMB 7,062,727) was reclassified as coal product purchase deposit. The balance of $12,248,282 is accounted as refund receivable of mine acquisition prepayments in the accompanying consolidated condensed balance sheets as of December 31, 2011. The Company is actively communicating with the local government to ensure that the mine owners repay the remaining balance within the near future.

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

As of December 31, 2011 and June 30, 2011, prepayments for mine acquisitions amounted to $4,719,000 and $25,546,922, respectively.

Prepayments for construction

Prepayments for construction are mainly monies advanced to contractors and equipment suppliers in connection with the Company’s new coking plant, as well as for tunnel improvement at the Company’s Hongchang coal mine.

As of December 31, 2011, the Company made prepayments of approximately $20.4 million toward construction of its new coking plant.

In addition, the Company made prepayments of approximately $1.25 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels. As of December 31, 2011, this project had not commenced. The Company expects to start this project in late 2012.

The total contract price of construction amounted to approximately $64.5 million. Prepayments for construction, as of December 31, 2011 and June 30, 2011, amounted to $21,641,955 and $8,134,736, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 –Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2011	June 30, 2011
Buildings and improvements	$10,758,740	$10,580,909
Mine development cost	11,366,548	11,178,672
Machinery and equipment	7,270,124	7,149,957
Other equipment	431,722	421,189
Total	29,827,134	29,330,727
Less accumulated depreciation	(13,103,794)	(12,173,185)
Total plant and equipment, net	$16,723,340	$17,157,542

Depreciation expense amounted to $301,038 and $ 303,534 for the three month ended December 31, 2011 and 2010, respectively, and $722,325 and $717,228 for the six months ended December 31, 2011 and 2010, respectively.

Note 10 – Construction in progress

Construction in progress at December 31, 2011 and June 30, 2011 amounted to $38,983,421 and $23,204,544, respectively. Construction in progress was related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of December 31, 2011	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking plant	$38,983,421	$25,489,571	$64,472,992	December 2012

Note 11 – Intangible – land use rights, net

Land use rights, net, consisted of the following:

	December 31, 2011	June 30, 2011
Land use rights	$2,466,008	$2,425,247
Accumulated amortization	(548,002)	(505,260)
Total land use rights, net	$1,918,006	$1,919,987

Amortization expense for the three months ended December 31, 2011 and 2010 amounted to $17,103 and $16,376, respectively. Amortization for the six months ended December 31, 2011 and 2010 amounted to $34,076 and $32,478, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2012	$34,076
2013	68,152
2014	68,152
2015	68,152
2016	68,152
Thereafter	1,611,322
Total	$1,918,006

Note 12 – Intangible – mining rights, net

Mining rights, net, consisted of the following:

	December 31, 2011	June 30, 2011

Mining rights	$42,696,300	$41,990,576
Accumulated depletion	(13,014,992)	(12,581,711)
Total mining rights, net	$29,681,308	$29,408,865

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depletion expense for the three months ended December 31, 2011 and 2010 amounted to $0 and $376,731, respectively. Depletion expense for the six months ended December 31, 2011 and 2010 amounted to $220,695 and $747,150. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of coal mines for the quarter ended December 31, 2011.

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

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of December 31, 2011, approximately $3.09 million (RMB 20 million) of the registered capital was funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method.

Note 14 – Short-term loans

Short-term loans represent amounts due to various banks which generally can be renewed.

On June 16, 2011, Hongyuan entered a one-year loan agreement with a local bank to borrow $4,950,400 (RMB 32 million) with per annum interest rate of 6.435%. The collateral of this bank loan was pledged by Top Favour through a bank deposit with the same bank of $6 million with an annual interest rate of 1.3%. The loan was guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with the same local bank to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with the same bank of $6.5 million with an annual interest rate of 1.3% and the loan is guaranteed by the Company’s CEO.

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

Average interest rate of the short-term and long-term loans was 5.00% and 4.99% for the three months ended December 31, 2011 and 2010, respectively. Total interest expense on short-term and long-term loans for the three months ended December 31, 2011 and 2010 amounted to $754,945 and $230,937, respectively, of which $439,482 and $0 was capitalized into CIP, respectively.

Weighted average interest rate was 5.01% and 4.94% for the six months ended December 31, 2011 and 2010, respectively. Total interest expense on short-term and long-term loans for the six months ended December 31, 2011 and 2010 amounted to $1,518,442 and $411,306, respectively, of which $787,420 and $137,774 was capitalized into CIP, respectively.

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

As approved by the local tax bureau, Hongchang Coal’s total income tax obligation for each of the calendar years 2011 and 2010 and is approximately $380,000 (RMB 2,520,000), regardless of its actual taxable income during such period.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are no estimated tax savings from the foregoing reduced tax rate for the three months ended December 31, 2011. The estimated tax savings from the foregoing reduced tax rate amounted to $402,047 for the three months ended December 31, 2010. If the statutory income tax had been applied, the Company would have had increased basic and diluted loss per share from $0.33 to $0.35 for the three months ended December 31, 2010.

The estimated tax savings from the foregoing reduced tax rate amounted to $209,873 and $562,665 for the six months ended December 31, 2011 and 2010, respectively. If the statutory income tax had been applied, the Company would have had decreased basic and diluted earnings per share from $0.52 to $0.51 for the six months ended December 31, 2011, and decreased basic and diluted earnings per share from $0.41 and $0.40, respectively, to $0.38 for the six months ended December 31, 2010.

The provision for income taxes consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	911,148	1,278,833	2,406,817	2,227,601
Total provision for income taxes	$911,148	$1,278,833	$2,406,817	$2,227,601

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2011. As of December 31, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,587,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2031 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011 and June 30, 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and six months ended December 31, 2011 and 2010.

	For three months ended		For six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Beginning balance	$508,000	$435,000	$460,000	$276,000
Additions	31,000	7,000	79,000	166,000
Ending balance	$539,000	$442,000	$539,000	$442,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $41.4 million as of December 31, 2011, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $2,943,738 and $2,818,790 for the three months ended December 31, 2011, respectively, and $3,318,650 and $1,885,137 for the three months ended December 31, 2010, respectively.

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $7,195,767 and $6,020,705 for the six months ended December 31, 2011, respectively, and $5,978,296 and $3,301,456 for the six months ended December 31, 2010, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable

Taxes payable as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011

VAT	$58,891	$888,602
Income tax	2,597,860	1,710,717
Others	163,685	257,352
Total taxes payable	$2,820,436	$2,856,671

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with an exercise price of $96.00 per share and an expiration date of November 14, 2014. These outstanding options were fully vested before the completion of the Share Exchange on February 5, 2010, no additional options had been granted.

The following consisted of the outstanding and exercisable options at December 31, 2011

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	2.56 years	$86.79	10,851	2.56 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2011	10,851

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

The Company follows the provisions of U.S. GAAP regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Company’s warrants are not afforded equity treatment because their strike price is denominated in U.S. dollar, a currency other than the Company’s functional currency RMB, and are therefore not considered indexed to the Company’s own stock, and as such, all changes in the fair value of such warrants are recognized currently in earnings until such time as such warrants are exercised or expire.

As of December 31, 2011 and June 30, 2011, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $1,206,111 and $5,569,047 at December 31, 2011 and June 30, 2011, respectively. The decrease in fair value of warrants was $1,343,214, and $4,362,936 for the three and six months ended December 31, 2011, and was recorded as gain on change in fair value of warrants.

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted					50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	(219,756)	-	(219,756)
Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding December 31, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 5.28 years as of December 31, 2011

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 3.10 years as December 31, 2011.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 3.19 and 3.21 years as of December 31, 2011, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 3.19 years as of December 31, 2011.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 3.50 years as of December 31, 2011.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended December 31, 2011 and 2010:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010

Net income (loss) for earnings per share	$2,645,704	$(6,989,723)	$10,954,417	$8,492,275

Weighted average shares used in basic computation	21,090,948	20,871,725	21,090,948	20,871,458
Diluted effect of warrants	-	-	-	112,643
Weighted average shares used in diluted computation	21,090,948	20,871,725	21,090,948	20,984,101
Earnings (loss) per share - Basic	$0.13	$(0.33)	$0.52	$0.41
Earnings (loss) per share – Diluted	$0.13	$(0.33)	$0.52	$0.40

The Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in the aggregate at December 31, 2011. For the three months ended December 31, 2011 and 2010, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they are anti-dilution. For the six months ended December 31, 2011, all outstanding options were excluded from the diluted earnings per share calculation since they are anti-dilution. For the six months ended December 31, 2010, all outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants exercisable for 249,000 common shares were included in the diluted earnings per share calculation using treasury method.

Note 19- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through December 31, 2011, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of December 31, 2011, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $155,000 (RMB 1 million) to be paid in early 2012. The Company is planning to acquire the remaining 40% of the equity interests of Shuangrui in early 2012.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 20 – Commitments and contingencies

Lease agreement

In April 2010, the Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013, with monthly lease payment of $22,688 (RMB 145,529) and monthly management fee of $4,003 (RMB 25,681). On August 12, 2010, the Company renewed the lease agreement to relocate the office units and lease the new units from August 15, 2010 to June 14, 2013, with monthly lease payment of $10,845 (RMB 69,565) and monthly management fee of $1,914 (RMB 12,276). The prior lease was terminated on August 14, 2010.

In August 2011, the Company entered into another lease agreement for three different office units within the same building to replace the above lease. The new lease is from September 15, 2011 to June 14, 2013, with monthly lease payment of $7,258 (RMB 46,565) and monthly management fee of $1,281 (RMB 8,184). The prior lease agreement was terminated on September 14, 2011.

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,780 (RMB 37,075).

Hongli leased an office place in Pingdingshan from October 1, 2010 to December 31, 2011, with monthly lease payment of $2,108 (RMB 13,520). The Company is in the process of renewing the leasing agreement.

For the three months ended December 31, 2011 and 2010, lease expense was $25,235 and $83,310, respectively. For the six months ended December 31, 2011 and 2010, lease expense was $85,450 and $159,276, respectively.

As of December 31, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2012	$86,959
2013	167,821
2014	10,444
Total	$265,224

Line of credit

Under Hongli’s bank acceptance agreement with Cooperative Bank, the Company has credit for issuing bank acceptance of $30.3 million (RMB 200 million). While Hongli is required to deposit as security 50% of the face value of each issuance, the Company is not subject to diligence review for each note issued as long as the aggregated amount of notes issued are within the credit limit. As of December 31, 2011, the Company did not borrow any funds under this line of credit.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2011, the Company deposited $2,346,000 (RMB 15 million) with Pingdingshan City Rural Credit Union as collateral deposit to enable Hongguang Power to issue notes payable. As of December 31, 2011, no agreement had been entered into with the bank, and no notes payable issued in connection therewith.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of its new coking facility and for equipment purchases. As of December 31, 2011, the aggregate contract amount was approximately $64,104,000. The Company has made payments of approximately $57,768,175, with the remaining $6,335,825 to be paid based on construction progress.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2011, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of December 31, 2011. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses. During the six months ended December 31, 2011, Hongli made additional contributions of $240,108 to the statutory reserve in response to its increase of registered capital of $2,946,000 (RMB 20 million).

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of December 31, 2011.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011	50% of registered capital	Future contributions required as of December 31, 2011

Hongli	$2,064,905	$1,824,797	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Shunli Coal	-	-	230,850	230,850
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,283,266	2,043,158	9,950,483	7,667,217
Mine reproduction reserve	1,403,948	1,360,635	-	-
Total statutory reserve	$3,687,214	$3,403,793	$9,950,483	$7,667,217

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Related party transactions

Advances to suppliers – related party at December 31, 2011 and June 30, 2011 amounted to $0 and $575,700 respectively. The balance represented prepayments to the 40% owner of Xingsheng Coal for coal purchases. The Company acquired 60% of Xingsheng Coal’s equity interests on May 20, 2011(see Note 19).

The Company also received funds from its CEO. Advances from the CEO amounted to $409,048 and $455,768 at December 31, 2011 and June 30, 2011, respectively. Such advances are interest free, due on demand and will be settled by cash payment.

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the three and six months ended December 31, 2011 and 2010 are summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Coke	$8,448,817	$8,732,427	$18,594,643	$17,441,572
Coal tar	426,785	806,932	1,128,580	1,222,771
Raw coal	728,837	2,852,070	3,748,770	5,515,661
Washed coal	7,692,894	4,353,903	15,976,674	5,573,790

Total	$17,297,333	$16,745,332	$39,448,667	$29,753,794

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2011and 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

In addition, we intend to operate our new coking plant through a newly established subsidiary of Hongli, Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”). We currently expect to complete the plant by the end of December 2012, and commence operations immediately thereafter.

Since the provincial-wide mining moratorium was imposed in June 2010, Hongchang Coal had been operating at approximately 50% capacity while operations at our other three coal mine companies were halted. In August 2011, both Hongchang Coal and Xingsheng Coal received clearance to resume operations from Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator with whom we formed a joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”). In September 2011, Hongchang Coal halted operations to complete certain mine engineering works and safety upgrades, which were completed by the end of September 2011. Henan Coal Seam Gas has also applied with the appropriate provincial-level agencies to confirm the clearances it has issued to Hongchang Coal and Xingsheng Coal, after which confirmation we expect both companies will be issued the necessary licenses and permits to resume operations at full capacity. Due to an accident in November 2011 at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level consolidators in Henan, all mid-scale mines in Henan Province were required to undergo mandatory safety checks and inspections by the relevant authorities before receiving clearance to resume coal mining operations.  This requirement applies to all SinoCoking mines, including Hongchang and Xingsheng coal mines which were previously awaiting governmental confirmation to resume operations.  As such, the coal related activities for the periods discussed below are those of Hongchang Coal only. At present, we expect to receive clearance for our four coal mines in the spring of 2012.

We intend to transfer all coal related activities from all four companies to Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), a joint-venture we formed with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator, although such transfer has not been carried out as of the date of this report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

Results of Operations

General. Our overall revenue for the three and six months ended December 31, 2011 increased by 3.30% and 32.58%, respectively. Coal supply in Henan Province remained tight during the three and six months ended December 31, 2011 as production activities throughout the industry continued to remain well below capacity in light of the mining moratorium.  Since the shutdown of mining operations in late June 2010, Hongchang Coal had been operating at approximately 50% capacity until it halted its operation in September 2011 in order to complete certain mine engineering work and safety upgrades which were completed by the end of September 2011. As of December 31, 2011, Hongchang Coal was still waiting for governmental confirmation to resume operations. As a result, volume of coke and coal products sold (other than washed coal) decreased in the second quarter of fiscal 2012. However, because we have been accumulating washed coal in anticipation of the commencement of operations at our new coking facility that is still under construction, our inventory was sufficient to enable us to also engage in trading, the sales from which, in addition to favorable average selling price, greatly contributed to our overall revenue increase.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the continuing effects of the ongoing mine consolidation in Henan Province and the availability of metallurgical coal in the region, and on the prices of coal and coke products in the short- and mid-term; (2) the central government’s continuing control on the inflation and CPI index, which affects the market demand for coke products.

Three and Six Months Ended December 31, 2010 Compared to Three and Six Months Ended December 31, 2011

Revenue. Revenue for the three months ended December 31, 2011, increased by $552,001 or 3.30% from a year ago, due to strong revenue from coal products but offset by weaker revenue from coke products. 51.31% of the revenue came from coke products and 48.69% from coal products, as compared to 56.97% from coke products and 43.03% from coal products for the same period a year ago. The percentage changes reflect the decreased market demand for coke products and the increased market demand for coal products as a result of tight coal supply. Volume of coke and coal products sold both decreased by 5.64% and 16.25%, respectively, during the three months ended December 31, 2011.

Our revenue for the six months ended December 31, 2011, increased by $9,694,874, or 32.58%, from the same period a year ago, primarily due to increased coke and coal sales. 50.00% of the revenue for the six months ended December 31, 2011 came from coke products and 50.00% from coal products, as compared to 62.73% from coke products and 37.27% from coal products for the same period a year ago.  The percentage changes reflect decreased demand of coke products and increased demand of coal products. Volume of coke and coal products sold increased by 3.09% and 18.13%, respectively, due to increased sales for both product categories during the first quarter of fiscal 2012.

Revenue and quantity sold by product category for the three months ended December 31, 2011 and 2010 were as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three Months Ended December 31, 2010	$9,539,359	$7,205,973	$16,745,332
Three Months Ended December 31, 2011	8,875,602	8,421,731	17,297,333
Increase (decrease) in $	$(663,757)	$1,215,758	$552,001
% Increase (decrease)	(6.96)%	16.87%	3.30%
Quantity Sold (metric tons)
Three Months Ended December 31, 2010	40,020	62,951	102,971
Three Months Ended December 31, 2011	37,762	52,721	90,483
Decrease	(2,258)	(10,230)	(12,488)
% Decrease	(5.64)%	(16.25)%	(12.13)%

Revenue and quantity sold by product category for the six months ended December 31, 2011 and 2010 were as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Six Months Ended December 31, 2010	$18,664,343	$11,089,451	$29,753,794
Six Months Ended December 31, 2011	19,723,223	19,725,444	39,448,667
Increase in $	$1,058,880	$8,635,993	$9,694,873
% Increase	5.67%	77.88%	32.58%
Quantity Sold (metric tons)
Six Months Ended December 31, 2010	80,342	115,806	196,148
Six Months Ended December 31, 2011	82,821	136,806	219,627
Increase	2,479	21,000	23,479
% Increase	3.09%	18.13%	11.97%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications. Coal products include unprocessed metallurgical coal, processed coal (washed coal), and by-products during the coal processing which is used by customers primarily for electricity generation and heating applications. We put the unprocessed metallurgical coal and by-products into the category of raw coal, and processed coal into the category of washed coal.

Average selling prices per metric ton for our four principal product types for the three months ended December 31, 2011 and 2010 were as follows:

Average Selling Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Three Months Ended December 31, 2010	$238	$241	$74	$180
Three Months Ended December 31, 2011	234	255	72	181
Increase (decrease) in $	(4)	14	(2)	1
% Increase (decrease)	(1.68)%	5.81%	(2.7)%	0.56%

Average selling prices per metric ton for our four principal product types for the six months ended December 31, 2011 and 2010 were as follows:

Average Selling Prices	Coke	Coal Tar	Raw Coal	Washed Coal
Six Months Ended December 31, 2010	$232	$240	$66	$173
Six Months Ended December 31, 2011	237	253	76	183
Increase in $	5	13	10	10
% Increase	2.16%	5.42%	15.15%	5.78%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.

We generally sell our raw coal inventory and other coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms. The average price of raw coal was calculated based on the weighted average price of unprocessed coal, coal byproducts and mixed thermal coal. In general, the price of unprocessed coal is higher than coal by-products and mixed thermal coal; therefore, the weight of the sales volume between unprocessed coal and the coal by-products is one of the key factors that influences the average selling price of raw coal. Market demand and the supply of coal are also key factors influencing the price of raw coal. We note that the average selling prices for coal products are also influenced by changes in the coal mixtures (with different grades and heat content) that we sell to our customers.

Revenue and quantity sold of each coke product for the three months ended December 31, 2011 and 2010 were as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Three Months Ended December 31, 2010	$8,732,427	806,932	9,539,359
Three Months Ended December 31, 2011	8,448,817	426,785	8,875,602
Decrease in $	(283,610)	(380,147)	(663,757)
% Decrease	(3.25)%	(47.11)%	(6.96)%
Quantity Sold (metric tons)
Three Months Ended December 31, 2010	36,677	3,343	40,020
Three Months Ended December 31, 2011	36,094	1,668	37,762
Decrease	(583)	(1,675)	(2,258)
% Decrease	(1.59)%	(50.10)%	(5.64)%

Revenue and quantity sold of each coke product for the six months ended December 31, 2011 and 2010 were as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Six Months Ended December 31, 2010	$17,441,572	1,222,771	18,664,343
Six Months Ended December 31, 2011	18,594,643	1,128,580	19,723,223
Increase in $	1,153,071	(94,191)	1,058,880
% Increase	6.61%	(8.35)%	5.67%
Quantity Sold (metric tons)
Six Months Ended December 31, 2010	75,254	5,088	80,342
Six Months Ended December 31, 2011	78,365	4,456	82,821
Increase (decrease)	3,111	(632)	2,479
% Increase (decrease)	4.13%	(12.42)%	3.09%

Revenue from coke for the three months ended December 31, 2011 decreased by 3.25% from a year ago as a result of weaker demands from steel mills. Revenue from coal tar for the three months ended December 31, 2011 decreased by 47.11% from a year ago due to decreased market demand, despite a 5.81% increase in average selling price. The increased average selling price was mainly due to higher-quality coal tar we are able to produce from upgrading our coking system in February 2010, and the decreased sales volume was due to lower market demand.

Revenue from coke for the six months ended December 31, 2011 increased by 6.61% from a year ago, due largely to increases in both selling price and sales volume in the first quarter of fiscal 2012. Revenue from coal tar for the six months ended December 31, 2011 decreased by 8.35% from a year ago, despite a 5.42% increase in average selling price. The increased average selling price was mainly due to higher-quality coal tar we are able to produce from upgrading our coking system in February 2010, and the decreased sales volume was due to lower market demand.

Revenue and quantity sold of each coal product for the three months ended December 31, 2011 and 2010 were as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Three Months Ended December 31, 2010	$2,852,070	4,353,903	7,205,973
Three Months Ended December 31, 2011	728,837	7,692,894	8,421,731
Increase in $	(2,123,233)	3,338,991	1,215,758
% Increase (decrease)	(74.44)%	76.69%	16.87%
Quantity Sold (metric tons)
Three Months Ended December 31, 2010	38,746	24,205	62,951
Three Months Ended December 31, 2011	10,116	42,605	52,721
Increase (decrease)	(28,630)	18,400	(10,230)
% Increase (decrease)	(73.89)%	76.02%	(16.25)%

Revenue and quantity sold of each coal product for the six months ended December 31, 2011 and 2010 were as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Six Months Ended December 31, 2010	$5,515,662	5,573,790	11,089,452
Six Months Ended December 31, 2011	3,748,770	15,976,674	19,725,444
Increase (decrease) in $	(1,766,892)	10,402,884	8,635,993
% Increase (decrease)	(32.03)%	186.64%	77.88%
Quantity Sold (metric tons)
Six Months Ended December 31, 2010	83,497	32,309	115,806
Six Months Ended December 31, 2011	49,476	87,330	136,806
Increase	34,021	55,021	21,000
% Increase (decrease)	(40.75)%	170.30%	18.13%

Revenue from raw coal for the three months ended December 31, 2011 decreased by 74.44% from a year ago as a result of decreased average selling price and sales volume. We sold less raw coal during our second fiscal quarter since Hongchang Coal’s shutdown in November 2011. The decrease in average selling price of raw coal was mainly due to the significantly decreased sales volume of unprocessed coal as a result of the provincial mining moratorium. Revenue from raw coal for the six months ended December 31, 2011 decreased by 32.03% from a year ago as a result of decreased sales volume of raw coal.

Revenue from washed coal increased by 76.69% and 186.64% for three and six months ended December 31, 2011, respectively, as compared to a year ago, due to the increase in sales volume and average selling price. As selling price remained favorable, we continued to sell washed coal from our inventory to balance against the less than favorable raw coal sales.

Cost of Revenue. Cost of revenue for the three months ended December 31, 2011 increased from $9,634,955 to $14,008,015 as compared to a year ago. Cost of revenue for the six months ended December 31, 2011 increased from $17,999,064 to $28,955,472 as compared to a year ago. The increase for both three-and-six-month periods was a result of increased purchasing cost of unprocessed coal and washed coal. Since September 2011, we have been purchasing coal from other provinces, such as Gansu, Shanxi and Inner Mongolia, as reflected in the significant increase of cost of revenue for both three- and six-month periods as compared to a year ago.

Gross Profit. Gross profit for the three months ended December 31, 2011 decreased by $3,821,059 or 53.74%, from $7,110,377 a year ago to $3,289,318. Gross profit for the six months ended December 31, 2011 decreased by 10.73% from $11,754,730 a year ago to $10,493,195. The decreased gross profit in both periods was a result of significant increase in cost of revenue as we purchased all our coal from open market, rather than extracting them from our coal mines, which, in turn, increased our unit production cost of our coke, raw coal and washed coal products, despite higher total revenue for both periods as compared to a year ago.

Gross profit as a percentage of revenue, or gross margin, for all product categories decreased to 19.02% for the three months ended December 31, 2011, from 42.46% for the same period in 2010.  Gross margin across all product categories for the six months ended December 31, 2011, decreased to 26.60% from 39.51% a year ago.

Operating Expenses. Operating expenses, which consist of selling and general and administrative expenses, increased by 17.54% for the three months ended December 31, 2011 as compared to the same period in 2010, largely due to a write off $360,929 in uncollectable interest income from two unrelated individual borrowers whom we have determined are unlikely to repay the interest on their loans. With a net increase in bad debt expense of $329,605, an increase in legal and accounting expenses of $134,184 and payroll of $86,660, which were offset by various over accruals from prior period in the amount of $112,833 and a decrease in rental expense of $54,008, travel expense of $158,093, training expense of $30,341 and other miscellaneous expenses of $53,423. Operating expenses decreased by 20.19% for the six months December 31, 2011 as compared to the same period in 2010, largely due to a write off $360,929 in uncollectable interest income which resulted in a net increase of bad debt expense of $329,605 and an increase of payroll of $116,232, which were offset by various over accruals from prior period in the amount of $353,500, and a decrease in rental expense of $95,246, legal and accounting expenses of $174,851, travel expense of $125,568, training expense of $37,588 and other miscellaneous expenses of $27,985.

Other Income and Expense. Other income and expense includes interest income and expense, other finance expense, other income (expense) not related to our principal operations, and change in fair value of warrants.

For the three months period ended December 31, 2011, we earned bank interest income of $7,934 and interest income from loans to unrelated third parties of $210,815. We had interest expense of $315,463 for our loans with Bairui Trust Co., Ltd. (“Bairui Trust”), and other finance expense of $37,767 from cashing bank guaranteed notes prior to their maturity and other bank charges. For the six months period ended December 31, 2011, we earned bank interest income of $29,372 and accrued interest income from loans to unrelated third parties of $747,928. We had interest expense of $731,022 for our loans with Bairui Trust, and other finance expenses of $73,433 from cashing the immature bank guaranteed notes and other bank charges.

For the three months period ended December 31, 2010, we had interest income of $943, interest expense of $230,937, and other finance expense of $283,112. For the six-month period ended December 31, 2010, we had interest income of $8,030, interest expense of $273,532, and other finance expense of $304,554.

Change in fair value of warrants amounted to $1,343,214 and $4,362,936 in gain for the three and six months ended December 31, 2011, respectively, as compared to $11,447,532 in loss and $1,472,143 in gain for the three and six months ended December 31, 2010.  Because our functional currency is denominated in the Chinese Renminbi (“RMB”), our warrants cannot be considered indexed to our own common stock and, as such, we must record them as derivative instruments and recognize any change in their fair value in our earnings.  The primary factor affecting the fair value of the warrants is the price of our common stock during the relevant period.

Provision for Income Taxes. Provision for income taxes decreased by $367,685 for the three months ended December 31, 2011 from a year ago, due primarily to decreased income. Provision for income taxes increased by $179,216 for the six months ended December 31, 2011 from a year ago primarily due to increased income.

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

The following table provides a non-GAAP financial measure and a reconciliation of that non-GAAP measure to the GAAP net income:

	Three months ended December 31,		Six months ended December 31,
	2010	2011	2010	2011
Net (loss) income	$(6,989,723)	$2,645,704	$8,492,275	$10,954,417
Change in fair value of warrant liabilities	(11,447,532)	1,343,214	1,472,143	4,362,936
Adjusted net income	$4,457,809	$1,302,490	$7,020,132	$6,591,481

(Loss) earnings per share - basic	$(0.33)	$0.13	$0.41	$0.52
(Loss) earnings per share - diluted	$(0.33)	$0.13	$0.40	$0.52
Adjusted earnings per share - basic	$0.21	$0.06	$0.33	$0.31
Adjusted earnings per share - diluted	$0.21	$0.06	$0.33	$0.31

Weighted average number of common shares - basic	20,871,725	21,090,948	20,871,458	21,090,948
Weighted average number of common shares - diluted	20,871,725	21,090,948	20,984,101	21,090,948
Adjusted average number of common shares - basic	20,871,725	21,090,948	20,984,101	21,090,948
Adjusted average number of common shares - diluted	20,952,823	21,090,948	20,984,101	21,090,948

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Six Months Ended December 31
	2011	2010
Net cash used in operating activities	$(7,584,794)	$(7,157,870)
Net cash used in investing activities	(15,802,600)	(10,570,681)
Net cash provided by financing activities	1,011,260	5,116,409

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2011 was $7,584,794, as compared to the $7,157,870 for the same period in 2010. Net operating outflows mainly resulted from increases in (1) notes receivable of approximately $5.1 million, (2) accounts receivable of approximately $3.2 million, and (3) inventories of approximately $5.6 million. Increased reliance on bank guaranteed notes over cash by our major customers resulted in our increased notes receivable. Our accounts receivable increased from credits extended to major customers to maintain their business. Our inventories increased from purchasing coal. These increases were offset by net operating inflows of net income after adjusting for non-cash items and decrease in advances to suppliers.

For the six months ended December 31, 2010, cash outflows of $7,157,870 mainly resulted from an increase of $1,171,547 in tax payables and a decrease of $881,315 in note receivables. The cash inflows were offset by (1) an increase in accounts receivable of approximately $10.3 million, (2) an increase in other receivables of approximately $1.9 million, and (3) an increase in prepayment to suppliers of approximately $5.8 million. The increase in accounts receivable was caused by credit tightening measures taken by the Chinese government near the end of 2010 to control inflation, which impacted the domestic steel mills that rely heavily on their bank credit lines. The increase in other receivables is largely accounted for by the approximately $1.7 million in receivables from Zhengzhou Coal Group. During the three months ended December 31, 2010, we temporarily cancelled our purchase orders with Zhengzhou Coal Group due to its inability to meet our coal requirements. We increased prepayment to suppliers in order to ensure adequate coal inventory through the Chinese New Year holiday in early February.

Net Cash Used in Investing Activities

During the six months period ended December 31, 2011, we had net cash used in investing activities of $15,802,600. We provided loans to two unrelated individual borrowers in the amounts of approximately $1.09 million and 0.81 million, respectively. We also purchased and advanced payments of approximately $28 million for the equipment and machineries for our new coking facilities. We prepaid approximately $1.89 million to purchase the land use right for expanding our current coking site in order to accommodate the coal preparation system. For the six months period ended December 31, 2011, we received: (1) repayments of loans from the two borrowers of approximately $8.75 million, and (2) refund of prepayment for mine acquisitions of approximately $7.86 million.

For the six months period ended December 31, 2010, we had net cash used in investing activities of $10,570,681, which included: (1) approximately $7.5 million of deposits in connection with coal mine acquisitions, (2) approximately $3.5 million for purchasing the land use right for the expansion of our new coking plant , and (3) approximately $1.3 million for purchasing the equipment and machineries, as well as the payment for the construction of the buildings and other infrastructures for our new coking facilities. We received a refund of a prepayment of approximately $1.2 million from one of our contractors.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2011, we had net cash provided by financing activities of $1,011,260. We deposited approximately $1.5 million in Shanghai Pudong Development Bank (“SPDB”) in order to obtain approximately $3.1 million in credit to issue bank guaranteed notes. Hongyuan also renewed its one-year loan agreement with the same bank to borrow approximately $5.0 million, with additional deposit of approximately $500,000 as collateral.

Net cash provided by financing activities for the six months ended December 31, 2010 was $5,116,409. We received cash proceeds of approximately $9.4 million through the discounting of bank notes. We used approximately $4.5 million in cash as bank deposit in connection with outstanding notes. We also repaid a loan owed to an unrelated third party in the amount of approximately $552,000, and received $710,189 from two of our officers.

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

Our business plan involves growing our business through: (1) expansion and modernization of our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and production of more high value-added chemical products; (3) acquisition of other coal mines to source raw materials; and (4) strategic cooperation with state owned coal companies including Zhengzhou Coal Group to indirectly control coal resources, secure our internal material requirements (including for our new coking facility still under construction) and ensure stable supply for coal trading, although our arrangement with Zhengzhou Coal is currently halted due to its lack of coal supply.

Of the foregoing, the following is expected to require capital resources:

New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City. Because the new facility will share the electricity, water and heating systems with our existing facilities, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $64.3 million, including the cost of acquiring additional land use rights to expand the site of the new facility, estimated at $10.6 million. Construction is expected to be completed by the end of 2012 calendar year, and production is expected to commence immediately thereafter.

During the six months period ended December 31, 2011, we had capital expenditures of approximately $28.6 million. Such expenditures were for purchasing equipment and machineries and expanding the site for our new coking plant.

Our management presently anticipates that the proceeds from our prior equity issuance, access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of our new coking facility. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete our new coking plant. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

We have not experienced any material losses since inception relating to accidents or other similar events. See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance” in our annual report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2011:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$265,224	$173,004	$92,220	$-	$-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Long-term Debt	56,628,000	-	56,628,000	-	-
Total	$56,893,224	$173,004	$56,720,220	$-	$-

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

Accounts receivables, trade, net

During the normal course of business, we extend unsecured credit to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of the credit review, we determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption will have no significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended December 31, 2011, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our annual report on Form 10-K for the year ended June 30, 2011.

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of December 31, 2011:

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

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at December 31, 2011 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in the Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED.)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)

10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
14	Code of Ethics (8)
21.1	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)
99.2	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)
99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (16)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (16)
99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (16)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (16)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (16)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (16)
99.14	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)
101. INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Dated: February 9, 2012	SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

- 41 -