Form 10-Q
period 2012-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2012-05-10
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	____________________________________ to _____________________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices and zip code)	(Zip Code)

+86-3752882999
(Registrant’s telephone number, including area code)

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

As of May 7, 2012, the registrant had 21,090,948 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 23 of the registrant’s annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the registrant’s business operations. The registrant is not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$3,650,347	$26,266,687
Restricted cash	12,040,500	8,320,500
Accounts receivable, trade, net	12,220,958	8,489,272
Notes receivable, trade	1,583,000	-
Other receivables	1,661,965	232,126
Loans receivable	10,957,437	16,764,390
Receivable, mine acquisition prepayments	17,075,148	-
Inventories	7,580,251	3,010,926
Advances to suppliers	14,455,894	8,994,833
Advances to suppliers -related party	-	575,700
Total current assets	81,225,500	72,654,434

PLANT AND EQUIPMENT, net	16,515,488	17,157,542

CONSTRUCTION IN PROGRESS	39,697,825	23,204,544

OTHER ASSETS
Prepayments for land use rights	11,103,542	8,980,335
Prepayments for mine acquisitions	-	25,546,922
Prepayments for construction	21,779,538	8,134,736
Intangible - land use rights, net	1,912,966	1,919,987
Intangible - mineral rights, net	29,870,000	29,408,865
Long-term investments	2,821,015	2,753,660
Other assets	111,382	108,290
Total other assets	67,598,443	76,852,795

Total assets	$205,037,256	$189,869,315

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - bank	$5,698,800	$4,950,400
Accounts payable, trade	4,020	144,147
Notes payable	4,749,000	-
Other payables and accrued liabilities	907,990	1,426,285
Other payables - related party	263,860	455,768
Customer deposits	90,880	127,965
Taxes payable	1,687,930	2,856,671
Total current liabilities	13,402,480	9,961,236

LONG TERM LIABILITIES
Long term loans	56,988,000	55,692,000
Warrants liability	1,042,717	5,569,047
Total long term liabilities	58,030,717	61,261,047

Total liabilities	71,433,197	71,222,283

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized, 21,090,948 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	21,091	21,091
Additional paid-in capital	3,442,083	3,442,083
Statutory reserves	3,687,214	3,403,793
Retained earnings	110,134,963	98,004,993
Accumulated other comprehensive income	7,655,508	5,111,872
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	124,940,859	109,983,832

NONCONTROLLING INTERESTS	8,663,200	8,663,200

Total equity	133,604,059	118,647,032

Total liabilities and equity	$205,037,256	$189,869,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

REVENUE	$16,804,057	$19,872,461	$56,252,724	$49,626,255

COST OF REVENUE	14,166,799	12,636,751	43,122,271	30,635,815

GROSS PROFIT	2,637,258	7,235,710	13,130,453	18,990,440

OPERATING EXPENSES:
Selling	43,602	75,894	168,469	231,808
General and administrative	648,834	870,284	1,982,620	2,541,924
Total operating expenses	692,436	946,178	2,151,089	2,773,732

INCOME FROM OPERATIONS	1,944,822	6,289,532	10,979,364	16,216,708

OTHER INCOME (EXPENSE)
Interest income	222,583	105,403	999,883	113,433
Interest expense	(302,746)	(120,401)	(1,033,768)	(393,933)
Other finance expense	(34,002)	(104,313)	(107,435)	(408,867)
Other income (expense), net	(47)	(542)	(9,136)	(109,929)
Change in fair value of warrants	163,394	12,191,235	4,526,330	13,663,378
Total other income, net	49,182	12,071,382	4,375,874	12,864,082

INCOME BEFORE INCOME TAXES	1,994,004	18,360,914	15,355,238	29,080,790

PROVISION FOR INCOME TAXES	576,341	1,222,473	2,983,158	3,450,074

NET INCOME	1,417,663	17,138,441	12,372,080	25,630,716

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	714,277	2,680,710	2,543,636	2,680,710

COMPREHENSIVE INCOME	$2,131,940	$19,819,151	$14,915,716	$28,311,426

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,090,948	21,043,206	21,090,948	20,927,453
Diluted	21,090,948	21,057,332	21,090,948	20,941,252

EARNINGS PER SHARE
Basic	$0.07	$0.81	$0.59	$1.22
Diluted	$0.07	$0.81	$0.59	$1.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,372,080	$25,630,716
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	1,037,539	1,074,925
Amortization and depletion	273,024	1,175,244
Bad debt expense	362,544	31,479
Change in fair value of warrants	(4,526,330)	(13,663,378)
Warrants granted for service	-	325,285
Reservation of mine maintenance fee	43,674	212,259
Equity investment income	(3,252)	-
Change in operating assets and liabilities
Accounts receivable, trade	(3,509,574)	(10,167,772)
Notes receivable	(1,572,000)	(1,932,432)
Other receivables	(1,198,467)	(1,974,874)
Inventories	(4,467,994)	(4,991,051)
Advances to suppliers	(4,104,990)	26,108
Accounts payable, trade	(142,481)	137,638
Other payables and accrued liabilities	(536,543)	(876,867)
Customer deposits	(39,784)	46,838
Taxes payable	(1,226,634)	367,959
Net cash used in operating activities	(7,239,188)	(4,577,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(1,901,400)	(2,056,795)
Repayment of loans receivable	-	2,513,308
Long-term investment	-	(1,199,200)
Repayment of loans receivable	7,832,653	-
Payments on equipment and construction-in-progress	(15,845,887)	(2,022,663)
Prepayments on construction-in-progress	(13,362,000)	(515,607)
Refunds of coal mine acquisition prepayments	7,893,012	-
Refunds of construction prepayments	-	4,646,900
Prepayments on land use rights	(1,900,925)	(3,537,640)
Prepayments on mine acquisitions	-	(8,095,177)
Net cash used in investing activities	(17,284,547)	(10,266,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,644,000)	3,747,500
Cash proceeds from exercise of warrants	-	1,318,536
Proceeds from notes payable	4,716,000	19,487,000
Repayments of notes payables	-	(22,485,000)
Proceeds from short-term loans - bank	10,689,600	-
Repayments of short-term loans - bank	(10,060,800)	(524,650)
Proceeds from (repayments of) related parties	(201,572)	800,780
Net cash provided by financing activities	1,499,228	2,344,166

EFFECT OF EXCHANGE RATE ON CASH	408,167	220,486

DECREASE IN CASH	(22,616,340)	(12,280,145)

CASH, beginning of period	26,266,687	17,403,008

CASH, end of period	$3,650,347	$5,122,863

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$3,691,322	$3,033,071
Cash paid for interest expense, net of capitalized interest	$1,037,842	$393,933

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Transferred from advances to suppliers to other receivables	$585,003	$-
Construction-in-progress acquired with prepayments made in prior year	$-	$4,873,249
Reclassification of derivative liability to equity related to exercise of warrants	$-	$2,056,498
Reclassification of prepayment for coal mine acquisition to advance to suppliers	$1,110,261	$-
Reclassification of coal mine prepayment made in prior year to receivable, mine acquisition prepayments	$16,956,496	$-

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

Due to an accident during the quarter ended December 31, 2011 at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level consolidators in Henan, all mid-scale mines are required to undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines, including the Hongchang and Xingsheng coal mines which were previously awaiting government confirmation to resume operations.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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
Zhonghong Energy Investment Company (“Zhonghong”)

•      A PRC company

•      Incorporated on December 30, 2010

•      Registered capital of $7,842,800 (RMB51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	March 31, 2012	June 30, 2011
Total current assets	$63,226,690	$49,774,889
Total assets	$191,786,874	$166,989,770
Total current liabilities	$32,094,356	$78,860,160
Total liabilities	$89,082,356	$78,860,160

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (see Note 13). As of March 31, 2012, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 19).

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense.  The Company did not have shipping and handling costs for the three months and nine months ended March 31, 2012 and 2011 because the customers paid for such expenses.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet amounts, with the exception of equity, at March 31, 2012 and June 30, 2011 were translated at RMB 6.32 to $1 and RMB 6.46 to $1, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 were at RMB 6.31 to $1 and RMB 6.58 to $1, respectively, and at RMB 6.36 to $1 and RMB 6.67 to $1 for the nine months ended March 31, 2012 and 2011, respectively.

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

Level 3	Inputs to the valuation methodology are unobservable.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Carrying Value at March 31, 2012	Fair Value Measurement at March 31, 2012
		Level 1	Level 2	Level 3
Warrants liability	$1,042,717	$—	$1,042,717	$—

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on March 31, 2012 and June 30, 2011.

	March 31, 2012	June 30, 2011
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$2.25	$4.56
Expected term (year)	2.85-5.03	3.60-5.78
Risk-free interest rate	0.48-1.05%	1.10-2.05%
Expected volatility	75%	75%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended March 31, 2012 and 2011, there were no impairment charges.

The Company did not identify any other assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of March 31, 2012 and June 30, 2011, the Company had $15,518,149 and $34,425,040 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has the debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the condensed consolidated balance sheets.

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

Other receivables

Other receivables include advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection.

Loans receivable

Loans receivable represents the amount the Company expects to collect from unrelated parties. The loans either are due on demand or mature within a year, and are either unsecured or secured by the properties of the borrowers or guaranteed by unrelated parties. All loans receivables are subject to interest charges.

Receivable, mine acquisition prepayments

Receivable, mine acquisitions prepayments were made for acquiring coal mines and are refundable upon cancellation of the acquisition agreements. Acquisition agreements may be cancelled at any time until government approval is obtained. (See Note 8.)

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2012 and June 30, 2011, no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction of mining tunnel improvements and its new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three and nine months ended March 31, 2012, $466,855 and $1,254,275 in interest were capitalized into CIP, respectively. For the three and nine months ended March 31, 2011, $74,974 and $215,094 of interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Intangible - land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights.  Under the accounting standard regarding treatment of goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but tested for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

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

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment, at least annually, but more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing the asset’s net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of March 31, 2012 and June 30, 2011, there was no impairment of long-lived assets.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of March 31, 2012, management believes no impairment charge is necessary.

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

The Company did not record such asset retirement obligation as of March 31, 2012 and June 30, 2011 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

Income taxes

Deferred income taxes are provided on the liability method for temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended March 31, 2012 and 2011.

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

Noncontrolling interests

Noncontrolling interests mainly consist of the 40% equity interests of Xingsheng Coal and Shuangrui Coal owned by unrelated parties. For the three and nine months ended March 31, 2012 and 2011, there was no net income or loss attributable to such noncontrolling interests because neither Xingsheng Coal nor Shuangrui Coal was operational during such periods.

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

For the three months ended March 31, 2012, 90.7% of the Company’s revenue was from four major customers who individually accounted for 26.2%, 24.5%, 20.2% and 19.9%. For the nine months ended March 31, 2012, 88.4% of the Company’s revenue was from the same four major customers who individually accounted for 24.8%, 23.3% and 20.4% and 19.9%. Accounts receivable of these four customers represented 28.2%, 24.9%, 24.5%, and 16.6% of the total accounts receivable balance at March 31, 2012.  For the three months ended March 31, 2011, 78.1% of the Company’s revenue was from three major customers who individually accounted for 39.8%, 22.6% and 15.7%. For the nine months ended March 31, 2011, 85.9% of the Company’s revenue was from the same three major customers who individually accounted for 46.1%, 21.5% and 18.3%. Accounts receivable of these three major customers individually accounted for 32.9%, 22.6% and 15.2% of the total accounts receivable balance at March 31, 2011.

For the three and nine months ended March 31, 2012 and 2011, all of the Company’s raw material purchases as well as accounts payable were generated in the PRC.

For the three months ended March 31, 2012, five major suppliers provided 66.8% of the Company’s raw material purchases, with each supplier individually accounting for 15.8%, 14.2%, 13.6%, 12.1% and 11.1%. For the nine months ended March 31, 2012, five major suppliers provided 62.3% of raw material purchases, with each supplier individually accounting for 15.5%, 14.1%, 12.2%, 10.4% and 10.2%. For the three months ended March 31, 2011, five major suppliers provided 40.9% of raw material purchases. For the nine months ended March 31, 2011, five major suppliers provided 45.5% of raw material purchases, including 10% from one supplier. As of March 31, 2012, the Company did not have payables to any of these suppliers. As of March 31, 2011, accounts payable to these five suppliers accounted for 34.6% of the total accounts payable.

Note 4 – Loans receivable

On June 8, 2011, Top Favour loaned $10,044,200 to Capital Paradise Limited (“CPL”), an unrelated party. This loan matures on June 7, 2012 and is unsecured and bears an annual interest rate of 9.45%. Interest is due every six months. On July 19, 2011, CPL repaid $1,859,053 of the loan principal.

On April 19, 2011, the Company loaned $2,165,800 (RMB 14 million) to Mr. Qimin Jian, an unrelated party. This loan was secured by the borrower’s land use rights, and carried an annual interest rate of 10.8%. Subsequent to June 30, 2011, both parties agreed to change the annual interest rate to 24%, commencing July 1, 2011. The principal of this loan was repaid in full on September 30, 2011.

On June 21, 2011, the Company loaned $4,641,000 (RMB 30 million) to Mr. Chong Chen, an unrelated party. This loan was guaranteed by an unrelated party, and carried an annual interest rate of 10.8%. Subsequent to June 30, 2011, both parties agreed to change the annual interest rate to 24%, commencing July 1, 2011. The principal of this loan, which was due on July 28, 2011, was repaid in full on August 17, 2011.

For the nine months ended March 31, 2012, the Company wrote off $360,929 of uncollectible other receivables representing interest on the loans to Mr. Qimin Jian and Mr. Chong Chen from the prior fiscal year and for the three months ended September 30, 2011.

In August 2011, Top Favour loaned an additional $801,000 to CPL, This loan is unsecured, interest free, and due on demand.

On September 19, 2011, the Company loaned $1,094,800 (RMB 7 million) to Pingdingshan Hongxin Industrial Co., Ltd. (“Hongxin”), an unrelated party. This loan was due on December 19, 2011, is unsecured, and carries an annual interest rate of 6.0%. In September 2011, the Company and Hongxin entered into a supplemental agreement to extend the loan to March 31, 2012. The principal of this loan was repaid in full on April 28, 2012. The related interest was accrued and included in other receivables. Management believes that the interest will be collected by June 30, 2012.

On February 20, 2012, the Company loaned $949,800 (RMB 6 million) to Pingdingshan Hongfeng Coal Wash Co., Ltd. (“Hongfeng”), an unrelated party. This loan is due on August 20, 2012, is unsecured, and carries an annual interest rate of 3.5%.

For the three months ended March 31, 2012 and 2011, interest income from loans receivable amounted to $212,488 and $0, respectively. For the nine months ended March 31, 2012 and 2011, interest income from loans receivable amounted to $960,416 and $0, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables consisted of the following:

	March 31, 2012	June 30, 2011
Receivables from an unrelated company	$741,019	$125,503
Advances to employees	140,334	42,740
Interest receivable	772,208	-
Miscellaneous	8,404	63,883
Other receivables	$1,661,965	$232,126

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2012	June 30, 2011
Raw materials	$279,852	$179,957
Work in process	3,278,845	751,529
Supplies	79,333	87,430
Finished goods	3,942,221	1,992,010
Total	$7,580,251	$3,010,926

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers as of March 31, 2012 and June 30, 2011 amounted to $14,455,894 and $8,994,833, respectively.

Note 8 – Prepayments

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of March 31, 2012 and June 30, 2011, prepayments for land use rights amounted to $11,103,542 and $8,980,335, respectively. The Company is in the process of registering the land use right certificates with Pingdingshan Bureau of Land and Resources Department and expects to such registrations by December 31, 2012, at an estimated total cost of $11,490,765 (RMB 73, 050,000).

Prepayments for acquisitions

The Company has been in the process of acquiring coal mine companies with annual production capacity of 150,000 to 300,000 metric tons, pursuant to a government-directed coal mine consolidation program. As of June 30, 2011, the Company had prepaid $20,905,922 (RMB 135,138,476) in the aggregate in connection with four potential targets which the Company later decided not to acquire. Pursuant to the Company’s agreements with the owners of these four targets entered into in August 2011, the Company’s prepayments would be refunded to the Company by December 31, 2011. In August 2011, $7.86 million (RMB 50,210,000) was refunded to the Company and $1.1 million (RMB 7,062,727) was reclassified as coal product purchase deposit. The balance of $12,326,148 is accounted for as a receivable of mine acquisition prepayments in the accompanying condensed consolidated balance sheets as of March 31, 2012. The Company is actively communicating with the local government to ensure that the mine owners repay the remaining balance by December 31, 2012.

In December 2010, the Company advanced approximately $4.7 million (RMB 30 million) to Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level mine consolidator, to form a joint-venture with Zhonghong for the purpose of acquiring coal mines within Henan Province. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), was established on April 28, 2011. Henan Coal Seam Gas will return such advance to the Company as soon as the Company commences to consolidate 60% of its existing mines under Hongyuan CSG. The balance of $4,749,000 is accounted for as a refund receivable of mine acquisition prepayments in the condensed consolidated balance sheet as of March 31, 2012.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and June 30, 2011, prepayments for mine acquisitions amounted to $0 and $25,546,922, respectively.

Prepayments for construction

Prepayments for construction are mainly monies advanced to contractors and equipment suppliers in connection with the Company’s new coking plant, as well as for tunnel improvement at the Company’s Hongchang coal mine.

As of March 31, 2012, the Company made prepayments of approximately $21.8 million toward construction of its new coking plant.

In addition, the Company made prepayments of approximately $1.25 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels. As of March 31, 2012, this project had not commenced. The Company expects to start this project in late 2012.

The total contract price of construction amounted to approximately $64.5 million. Prepayments for construction, as of March 31, 2012 and June 30, 2011, amounted to $21,779,538 and $8,134,736, respectively.

Note 9 –Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2012	June 30, 2011
Buildings and improvements	$10,827,136	$10,580,909
Mine development cost	11,438,809	11,178,672
Machinery and equipment	7,316,342	7,149,957
Other equipment	434,466	421,189
Total	30,016,753	29,330,727
Less accumulated depreciation	(13,501,265)	(12,173,185)
Total plant and equipment, net	$16,515,488	$17,157,542

Depreciation expense amounted to $315,214 and $ 357,697 for the three month ended March 31, 2012 and 2011, respectively, and $1,037,539 and $1,074,925 for the nine months ended March 31, 2012 and 2011, respectively.

Note 10 – Construction in progress

Construction in progress at March 31, 2012 and June 30, 2011 amounted to $39,697,825 and $23,204,544, respectively. Construction in progress was related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of March 31, 2012	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking plant	$39,697,825	$26,237,938	$65,935,763	December 2012

Note 11 – Intangible – land use rights, net

Land use rights, net, consisted of the following:

	March 31, 2012	June 30, 2011
Land use rights	$2,481,685	$2,425,247
Accumulated amortization	(568,719)	(505,260)
Total land use rights, net	$1,912,966	$1,919,987

Amortization expense for the three months ended March 31, 2012 and 2011 amounted to $17,267 and $16,480, respectively. Amortization for the nine months ended March 31, 2012 and 2011 amounted to $51,343 and $48,958, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2012	$17,114
2013	68,457
2014	68,457
2015	68,457
2016	68,457
Thereafter	1,622,024
Total	$1,912,966

Note 12 – Intangible – mining rights, net

Mining rights, net, consisted of the following:

	March 31, 2012	June 30, 2011

Mining rights	$42,967,732	$41,990,576
Accumulated depletion	(13,097,732)	(12,581,711)
Total mining rights, net	$29,870,000	$29,408,865

Depletion expense for the three months ended March 31, 2012 and 2011 amounted to $0 and $379,136, respectively. Depletion expense for the nine months ended March 31, 2012 and 2011 amounted to $221,681 and $1,126,286. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of coal mines in September 2011 for the quarter ended March 31, 2012.

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

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of March 31, 2012, approximately $3.09 million (RMB 20 million) of the registered capital was funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method.

Note 14 – Loans

Short-term loans

On June 16, 2011, Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%; the loan was guaranteed by the Company’s Chief Executive Officer (“CEO”). The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan and borrowed $5,698,800 (RMB 36,000,000) for one year with a per annum interest rate of 7.22%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO.

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

Average interest rate of the short-term and long-term loans was 4.96% and 5.22% for the three months ended March 31, 2012 and 2011, respectively. Total interest expense on short-term and long-term loans for the three months ended March 31, 2012 and 2011 amounted to $769,601 and $197,721, respectively, of which $466,855 and $74,974 was capitalized into CIP, respectively.

Weighted average interest rate was 7.49% and 5.36% for the nine months ended March 31, 2012 and 2011, respectively. Total interest expense on short-term and long-term loans for the nine months ended March 31, 2012 and 2011 amounted to $2,288,043 and $609,027, respectively, of which $1,254,275 and $215,094 was capitalized into CIP, respectively.

Note 15 – Notes payable

Notes payable represents lines of credit extended by banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on such lines of credit. The short term note payable is guaranteed by the banks for its complete face value through a letter of credit and matures within three to six months of issuance.

On December 22, 2011, the Company entered into a note payable agreement with Shanghai Pudong Development Bank (“SPDB”). Pursuant to the agreement, SPDB agreed to issue a line of credit of $3,166,000 (RMB 20 million), which matures on June 21, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 50% of the notes payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, this note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the note.

On March 19, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to issue a line of credit of $1,583,000 (RMB 10million), which matures on September 21, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 100% of the notes payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, this note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the note.

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

As approved by the local tax bureau, Hongchang Coal’s total income tax obligation for each of the calendar years 2011 and 2010 and is approximately $380,000 (RMB 2,520,000), regardless of its actual taxable income during such period. However, Hongchang Coal has not been required to pay income tax since its operations were halted in September 2011.

There are no estimated tax savings from the foregoing reduced tax rate for the three months ended March 31, 2012. The estimated tax savings from the foregoing reduced tax rate amounted to $506,070 for the three months ended March 31, 2011. If the statutory income tax had been applied, the Company’s basic and diluted earnings per share would have decreased from $0.81 to $0.79 for the three months ended March 31, 2011.

The estimated tax savings from the foregoing reduced tax rate amounted to $322,039 and $1,068,736 for the nine months ended March 31, 2012 and 2011, respectively. If the statutory income tax had been applied, the Company’s basic and diluted earnings per share would have decreased from $0.59 to $0.57 for the nine months ended March 31, 2012, and from $1.22 to $1.17 for the nine months ended March 31, 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	576,341	1,222,473	2,983,158	3,450,074
Total provision for income taxes	$576,341	$1,222,473	$2,983,158	$3,450,074

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2011. As of March 31, 2012, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,683,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2031 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2012 and June 30, 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and nine months ended March 31, 2012 and 2011.

	For three months ended		For nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Beginning balance	$533,000	$442,000	$454,000	$276,000
Additions	38,000	-	117,000	166,000
Deductions	-	(85,000)	-	(85,000)
Ending balance	$571,000	$357,000	$571,000	$357,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $42.9 million as of March 31, 2012, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $2,871,690 and $2,105,635 for the three months ended March 31, 2012, respectively, and $4,038,852 and $3,389,965 for the three months ended March 31, 2011, respectively.

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $10,067,457 and $8,126,340 for the nine months ended March 31, 2012, respectively, and $10,017,148 and $6,691,421 for the nine months ended March 31, 2011, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

Taxes payable

Taxes payable as of March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012	June 30, 2011
VAT	$447,683	$888,602
Income tax	1,037,407	1,710,717
Others	202,840	257,352
Total taxes payable	$1,687,930	$2,856,671

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following consisted of the outstanding and exercisable options at March 31, 2012

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	2.31 years	$86.79	10,851	2.31 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2012	10,851

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

As of March 31, 2012 and June 30, 2011, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $1,042,717 and $5,569,047 at March 31, 2012 and June 30, 2011, respectively. The decrease in fair value of warrants was $163,394, and $4,526,330 for the three and nine months ended March 31, 2012, and was recorded as gain on change in fair value of warrants.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted					50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	(219,756)	-	(219,756)
Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding March 31, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 5.03 years as of March 31, 2012

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 2.85 years as March 31, 2012.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 2.95 and 2.96 years as of March 31, 2012, respectively.

(4) (5)

The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 2.95 years as of March 31, 2012.

The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 3.25 years as of March 31, 2012.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 18 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2012 and 2011:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011

Net income for earnings per share	$1,417,663	$17,138,441	$12,372,080	$25,630,716

Weighted average shares used in basic computation	21,090,948	21,043,206	21,090,948	20,927,453
Dilutive effect of warrants	-	14,126	-	13,799
Weighted average shares used in diluted computation	21,090,948	21,057,332	21,090,948	20,941,252
Earnings per share - Basic	$0.07	$0.81	$0.59	$1.22
Earnings per share – Diluted	$0.07	$0.81	$0.59	$1.22

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in the aggregate at March 31, 2012. For the three and nine months ended March 31, 2012 and 2011, all outstanding options were excluded from the diluted earnings per share calculation since they are anti-dilutive. For the three and nine months ended March 31, 2011, warrants exercisable for 249,000 common shares were included in the diluted earnings per share calculation using treasury method.

Note 19- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through March 31, 2012, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying condensed consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of March 31, 2012, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $155,000 (RMB 1 million) to be paid in connection with the acquisition of the remaining 40% equity interests, to occur as soon as Shuangrui is permitted to resume operations. As of the date of this report, however, the Company is not able to determine when this will occur.

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

Hongli leased an office place in Pingdingshan from October 1, 2010 to September 31, 2011, with monthly lease payment of $2,108 (RMB 13,520). The Company renewed the leasing agreement to release the office from October 2011 to September 2012, with monthly lease payment of $2,550 (RMB 16,220).

For the three months ended March 31, 2012 and 2011, lease expense was $44,259 and $83,863, respectively. For the nine months ended March 31, 2012 and 2011, lease expense was $129,709and $243,139, respectively.

As of March 31, 2012, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2012	$51,193
2013	176,221
2014	10,491
Total	$237,905

Line of credit

Under Hongli’s bank acceptance agreement with Cooperative Bank, the Company has a credit facility for issuing bank acceptances of up to $30.3 million (RMB 200 million). While Hongli is required to deposit as security 50% of the face value of each issuance, the Company is not subject to diligence review for each note issued as long as the aggregated amount of notes issued are within the credit limit. As of March 31, 2012, the Company did not borrow any funds under this line of credit.

On January 31, 2011, the Company deposited $2,346,000 (RMB 15 million) with Pingdingshan City Rural Credit Union as collateral to enable Hongguang Power to issue notes payable. As of March 31, 2012, no agreement had been entered into with the bank, and no notes payable issued in connection therewith.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of its new coking facility and for equipment purchases. As of March 31, 2012, the aggregate contract amount was approximately $64,882,865. The Company has made payments of approximately $58,135,423, with the remaining $6,747,442 to be paid based on construction progress.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required.

As of March 31, 2012, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of March 31, 2012. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses. During the nine months ended March 31, 2012, Hongli made additional contributions of $240,108 to the statutory reserve in response to its increase of registered capital of $2,946,000 (RMB 20 million).

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of March 31, 2012.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011	50% of registered capital	Future contributions required as of March 31, 2012

Hongli	$2,064,905	$1,824,797	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Shunli Coal	-	-	230,850	230,850
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,283,266	2,043,158	9,950,483	7,667,217
Mine reproduction reserve	1,403,948	1,360,635	-	-
Total statutory reserve	$3,687,214	$3,403,793	$9,950,483	$7,667,217

Note 22 – Related party transactions

Advances to suppliers – related party at March 31, 2011 and June 30, 2011 amounted to $0 and $575,700 respectively. The balance represented prepayments to the 40% owner of Xingsheng Coal for coal purchases. The Company acquired 60% of Xingsheng Coal’s equity interests on May 20, 2011(see Note 19).

The Company also received funds from its CEO. Advances from the CEO amounted to $263,860 and $455,768 at March 31, 2012 and June 30, 2011, respectively. Such advances are interest free, due on demand and will be settled by cash payment.

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective revenues for the three and nine months ended March 31, 2012 and 2011 are summarized as follows:

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Coke	$8,521,844	$7,807,796	$27,116,487	$25,259,342
Coal tar	186,887	1,098,429	1,530,707	2,320,468
Raw coal	1,342,559	4,961,427	4,876,089	10,473,771
Washed coal	6,752,767	6,004,809	22,729,441	11,572,674
Total	$16,804,057	$19,872,461	$56,252,724	$49,626,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2012 and 2011, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“China” or “PRC”). We use coal that we extract and buy to produce basic and value-added coal products including raw (unprocessed) coal, washed coal, medium coal and coal slurries (by-products of the coal-washing process), and coke products including chemical and metallurgical coke and coal tar (a by-product of the coke manufacturing process).

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

In addition, we intend to operate our new coking plant through a newly established subsidiary of Hongli, Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”). We currently expect to complete the plant by the end of December 2012.

After the provincial-wide mining moratorium was imposed in June 2010, Hongchang Coal operated at approximately 50% capacity while operations at our other three coal mine companies were halted. In August 2011, both Hongchang Coal and Xingsheng Coal received clearance to resume operations from Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator with whom we formed a joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”). In September 2011, Hongchang Coal halted operations to complete certain mine engineering works and safety upgrades, which were completed by the end of September 2011. Henan Coal Seam Gas has also applied with the appropriate provincial-level agencies to confirm the clearances it has issued to Hongchang Coal and Xingsheng Coal. However, due to an accident in November 2011 at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level consolidators in Henan, all mid-scale mines in Henan Province were ordered to undergo safety checks and inspections by the relevant authorities. This requirement applies to all four of our mines, and at present, we do not know when clearance to resume mining operations can be issued. As such, we continue to meet our coal requirements largely from outside of Henan, and our coal-related revenue for the periods discussed below are largely from coal-trading activities.

We intend to operate our four mines through Hongyuan CSG, by transferring shares into the JV, although such transfer has not been carried out as of the date of this report. Management believes that such transfer would reduce the Company’s risk of loss relating to mine safety issues and mining policy changes. However, after such transfer and assuming that all of our four mines operate at full capacity, the income from Hongchang Coal and Shunli Coal would be reduced by 31%, and the income from Shuangrui Coal and Xingsheng Coal would be reduced by 7%.

Results of Operations

Three and Nine months Ended March 31, 2012 as Compared to Three and Nine months Ended March 31, 2011

General. Our overall revenue for the three and nine months ended March 31, 2012 decreased by 15.44% and increased by 13.35%, respectively, from the same periods a year ago. Coal supply in Henan Province remained tight as production activities throughout the industry continued to remain well below capacity in light of the mining moratorium. Since the shutdown of mining operations in late June 2011, Hongchang Coal had been operating at approximately 50% capacity until it halted its operation in September 2011 in order to complete certain mine engineering work and safety upgrades which were completed by the end of September 2011. As of March 31, 2012, all of our mines were still waiting for governmental confirmation to resume operations. As a result, volume of raw coal sold decreased in the third quarter of fiscal 2012. However, because we have been accumulating washed coal in anticipation of the commencement of operations at our new coking facility that is still under construction, our inventory was sufficient to enable us to also engage in trading, the sales from which, in addition to favorable average selling price, greatly contributed to our overall revenue increase.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the continuing effects of the ongoing mine consolidation in Henan Province and the availability of metallurgical coal in the region, and on the prices of coal products in the short- and mid-terms; (2) the central government’s continuing control on the inflation and CPI index, which affects the market demand for coke products.

Revenue. Revenue for the three months ended March 31, 2012, decreased by $3,068,404 or 15.44% from a year ago, due to decreased sales of coal tar and raw coal, offset by increased sales of coke and washed coal. 51.83% of the revenue came from coke products and 48.17% from coal products, as compared to 44.82% from coke products and 55.18% from coal products for the same period a year ago. The percentage changes reflect the inadequate raw coal supply in Henan that should continue at least for the near term until the mining moratorium can be lifted. Overall volume of coke and coal products sold decreased by 2.22% and 26.18% from a year ago, respectively, due to the decreased coal tar and raw coal sales.

Revenue for the nine months ended March 31, 2012, increased by $6,626,469, or 13.35%, from the same period a year ago, due to increased sales of coke and washed coal, offset by decreased sales of coal tar and raw coal. 50.93% of the revenue came from coke products and 49.07% from coal products, as compared to 55.58% from coke products and 44.42% from coal products for the same period a year ago. The percentage changes mainly resulted from increased sales of washed coal and decreased sales of raw coal. Nevertheless, overall volume of coal products sold decreased by 9.09% from a year ago as Henan’s tight raw coal supply limited how much raw coal we sold. On the other hand, overall volume of coke products sold increased by 2.96% from a year ago despite a drop in the volume of coal tar sold.

Revenue and quantity sold by product category for the three months ended March 31, 2012 and 2011 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three months ended March 31, 2011	$8,906,225	$10,966,236	$19,872,461
Three months ended March 31, 2012	8,708,731	8,095,326	16,804,057
Decrease in $	$(197,494)	$(2,870,910)	$(3,068,404)
Decrease in %	(2.22)%	(26.18)%	(15.44)%

Quantity sold (metric tons)
Three months ended March 31, 2011	37,656	94,307	131,963
Three months ended March 31, 2012	38,674	54,203	92,877
Increase (decrease)	1,018	(40,104)	(39,086)
% increase (decrease)	2.70%	(42.53)%	(29.62)%

Revenue and quantity sold by product category for the nine months ended March 31, 2012 and 2011 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Nine months ended March 31, 2011	$27,579,810	$22,046,445	$49,626,255
Nine months ended March 31, 2012	28,647,194	27,605,530	56,252,724
Increase in $	$1,067,384	$5,559,085	$6,626,469
Increase in %	3.87%	25.22%	13.35%

Quantity sold (metric tons)
Nine months ended March 31, 2011	117,998	210,115	328,113
Nine months ended March 31, 2012	121,494	191,009	312,503
Increase (decrease)	3,496	(19,106)	(15,610)
% increase (decrease)	2.96%	(9.09)%	(4.76)%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications. Coal products include unprocessed metallurgical coal, processed coal (washed coal), and by-products during the coal processing which are used by customers primarily for electricity generation and heating applications. We categorized unprocessed metallurgical coal and by-products as raw coal, and processed coal as washed coal.

Average selling prices per metric ton for our four principal product types for the three months ended March 31, 2012 and 2011 are as follows:

	Coke	Coal Tar	Raw Coal	Washed Coal
Three months ended March 31, 2011	$236	$244	$81	$183
Three Months ended March 31, 2012	230	257	88	176
Increase (decrease) in $	(6)	13	7	(7)
Increase (decrease) in %	(2.54)%	5.33%	8.64%	(3.83)%

Average selling prices per metric ton for our four principal product types for the nine months ended March 31, 2012 and 2011 are as follows:

	Coke	Coal Tar	Raw Coal	Washed Coal
Nine months ended March 31, 2011	$233	$242	$72	$178
Nine months ended March 31, 2012	235	255	76	181
Increase in $	2	13	4	3
Increase in %	0.88%	5.37%	5.56%	1.66%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.

We generally sell our raw coal inventory and other coal products when prices are stable at seasonally high levels, or at levels that are considered above historical norms. The average price of raw coal was calculated based on the weighted average price of unprocessed coal, coal byproducts and mixed thermal coal. In general, the price of unprocessed coal is higher than coal by-products and mixed thermal coal; therefore, the weight of the sales volume between unprocessed coal and the coal by-products is one of the key factors that influence the average selling price of raw coal. Market demand and the supply of coal are also key factors influencing the price of raw coal. We note that the average selling prices for coal products are also influenced by changes in the coal mixtures (with different grades and heat content) that we sell to our customers.

Revenue and quantity sold of each coke product for the three months ended March 31, 2012 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Three months ended March 31, 2011	$7,807,796	$1,098,429	$8,906,225
Three months ended March 31, 2012	8,521,844	186,887	8,708,731
Increase (decrease) in $	714,048	(911,542)	(197,494)
Increase (decrease) in %	9.15%	(82.99)%	(2.22)%

Quantity sold (metric tons)
Three months ended March 31, 2011	33,153	4,503	37,656
Three months ended March 31, 2012	37,111	1,563	38,674
Increase (decrease)	3,958	(2,940)	1,018
% increase (decrease)	11.94%	(65.29)%	2.70%

Revenue and quantity sold of each coke product for the nine months ended March 31, 2012 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Nine months ended March 31, 2011	$25,259,342	$2,320,468	$27,579,810
Nine months ended March 31, 2012	27,116,487	1,530,707	28,647,194
Increase (decrease) in $	1,857,145	(789,761)	1,067,384
Increase (decrease) in %	7.35%	(34.03)%	3.87%

Quantity sold (metric tons)
Nine months ended March 31, 2011	108,407	9,591	117,998
Nine months ended March 31, 2012	115,476	6,018	121,494
Increase (decrease)	7,069	(3,573)	3,496
% increase (decrease)	6.52%	(37.24)%	2.96%

Revenue from coke for the three months ended March 31, 2012 increased by 9.15% from a year ago as a result of higher sales volume, despite a slightly lower average selling price from a year ago. Revenue from coke for the nine months ended March 31, 2012 increased by 7.35% from a year ago mainly attributed to the increase in sales volume. The increased sales volume for the nine-month period was mainly due to the increased demand for coke by steel mills during the quarter ended September 30, 2011. However, coke demand began to weaken in the quarter ended December 31, 2011 and continued into the quarter ended March 31, 2012, mainly due to China’s inflation control policy. Such policy impacted the real estate industry directly and downstream industries such as ours and the steel industry indirectly. Thus, the higher sales volume during the quarter ended March 31, 2012 was achieved through slightly lowering our selling price.

Revenue from coal tar for the three and nine months ended March 31, 2012 decreased by 82.99% and 34.03% from the same respective periods a year ago, because of decreased production. In February 2011, our current coking plant was upgraded, which led to production of a higher-quality coal tar that pushed up our selling price. However, it also resulted in less coal tar produced while we were testing to achieve the best washed coal mix for our coking ovens.

Revenue and quantity sold of each coal product for the three months ended March 31, 2012 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Three months ended March 31, 2011	$4,961,427	$6,004,809	$10,966,236
Three months ended March 31, 2012	1,342,559	6,752,767	8,095,326
Increase (decrease) in $	(3,618,868)	747,958	(2,870,910)
Increase (decrease) in %	(72.94)%	12.46%	(26.18)%

Quantity sold (metric tons)
Three months ended March 31, 2011	61,437	32,870	94,307
Three months ended March 31, 2012	15,778	38,425	54,203
Increase (decrease)	(45,659)	5,555	(40,104)
% increase (decrease)	(74.32)%	16.90%	(42.53)%

Revenue and quantity sold of each coal product for the nine months ended March 31, 2012 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Nine months ended March 31, 2011	$10,473,771	$11,572,674	$22,046,445
Nine months ended March 31, 2012	4,876,089	22,729,441	27,605,530
Increase (decrease) in $	(5,597,682)	11,156,767	5,559,085
Increase (decrease) in %	(53.44)%	96.41%	25.22%

Quantity sold (metric tons)
Nine months ended March 31, 2011	144,933	65,182	210,115
Nine months ended March 31, 2012	65,254	125,755	191,009
Increase (decrease)	(79,679)	60,573	(19,106)
% increase (decrease)	(54.98)%	92.93%	(9.09)%

Revenue from raw coal for the three and nine months ended March 31, 2012 decreased by 72.94% and 53.44% from the same periods a year ago, respectively, mainly from the lack of raw coal available to sell as extracting from mines in Henan including ours continue to be halted. As a result, our raw coal supply is largely limited by what we can secure from outside the province. We are currently exploring the availability of coal resources in northwest China in an effort to boost our access to raw coal.

Revenue from washed coal for the three and nine months ended March 31, 2012 increased by 12.46% and 96.41% from a year ago as a result of increased sales volume. We had originally stocked up on washed coal in anticipation of our new coking plant. Once the plant’s construction completion date was delayed to December 2012, however, we began selling more washed coal.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2012 increased by 12.11% to $14,166,799 as compared to a year ago. Cost of revenue for the nine months ended March 31, 2012 increased by 40.76% to $43,122,271 as compared to a year ago. The increase is the result of increased raw material costs, primarily for unprocessed coal and washed coal, driven by the lack of available raw coal in Henan. Since September 2011, we have been purchasing coal from other provinces, such as Gansu, Shanxi and Inner Mongolia, which significantly increased our cost.

Gross Profit. Gross profit for the three months ended March 31, 2012 decreased by $4,598,452 or 63.55% from a year ago to $2,637,258, as a result of both decreased revenue and increased cost of revenue. Gross profit for the nine months ended March 31, 2012 decreased by $5,859,987 or 30.86% from a year ago to $13,130,453, as a result of increased cost of revenue, despite increased revenue.

Gross profit as a percentage of revenue, or gross margin, across all products decreased to 15.69% for the three months ended March 31, 2012, from 36.41% a year ago. The decrease is mainly due to the significant increase in our coal purchase since September 2011, which significantly increased our cost of revenue. Gross margin across all products for the nine months ended March 31, 2012, decreased to 23.34% from 38.27% a year ago.

Operating Expenses. Operating expenses, which consist of selling and general and administrative expenses, decreased by 26.8% for the three months ended March 31, 2012 from a year ago, mainly due to decreases in travel expenses of $163,231, rental expenses of $50,657, various over-accruals of $16,310, depreciation and amortization expenses of $20,612 and other miscellaneous expenses of $51,691. Such decreases were offset by increased professional expenses of $34,201, as we engaged a consulting firm to assist us with designing and implementing our internal controls over financial reporting, and increased payroll expenses of $16,254. Operating expenses for the nine months ended March 31, 2012 decreased by 22.4% from a year ago largely due to decreases in over-accruals of $369,810, travel expenses of $288,799, rental expenses of $145,903, professional expenses of $146,516, training expense of $44,520, depreciation and amortization expenses of $36,481, and other miscellaneous expenses of $47,117. Such decreases were offset by a write off of $362,544 in uncollectable interest income from two unrelated individual borrowers whom we have determined are unlikely to repay the interest on their loans, which resulted in a net increase of $331,065 in bad debt expenses, and increased payroll expenses of $127,134 as we increased our executives’ salaries starting in July 2011.

Other Income and Expense. Other income and expense includes interest income and expense, other finance expense, other income and expense not related to our principal operations, and change in fair value of warrants.

For the three months period ended March 31, 2012, we had bank interest income of $10,095 and interest income from loans to unrelated third parties of $212,488. We also had interest expense of $302,746 mainly from our loans with Bairui Trust Co., Ltd. (Bairui Trust”), and other finance expense of $34,002 from cashing bank guaranteed notes prior to their maturity and other unrelated bank charges. For the nine months period ended March 31, 2012, we had bank interest income of $39,467 and interest income from loans to unrelated third parties of $960,416. We also had interest expense of $1,033,768 from our loans with Bairui Trust, and other finance expense of $107,435 from cashing bank guaranteed notes prior to their maturity and other bank charges.

Change in fair value of warrants amounted to $163,394 and $4,526,330 in gain for the three and nine months ended March 31, 2012, respectively, as compared to $12,191,235 and $13,663,378 in gain for the same periods a year ago, respectively. Because our functional currency is denominated in the Chinese Renminbi (“RMB”), our warrants cannot be considered indexed to our own common stock and, as such, we must record them as derivative instruments and recognize any change in their fair value in our earnings.  The primary factor affecting the fair value of the warrants is the price of our common stock during the relevant period.

Provision for Income Taxes. Provision for income taxes for the three and nine months ended March 31, 2012 decreased by $646,132 and $466,916 from the same periods a year ago, respectively, due to decreased income. In addition, Hongchang has not been required to accrue for its fixed annual income of approximately $380,000 (RMB 2,520,000) since in October 2011, after its operations were halted in September 2011.

We use non-GAAP adjusted net income to measure the performance of our business internally by excluding non-cash charges related to warrants, and believe that such non-GAAP financial measure allows us to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing such non-GAAP financial measure is useful to investors for a number of reasons. The non-GAAP financial measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information that are used by our management. Non-GAAP financial measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded. However, we compensate for these limitations by providing the relevant disclosure of excluded charges.

The following table provides our adjusted net income and a reconciliation of such non-GAAP financial measure to our GAAP net income:

	Three months ended March 31,		Nine months ended March 31,
	2011	2011	2012	2011
Net income	$1,417,663	$17,138,441	$12,372,080	$25,630,716
Change in fair value of warrant liabilities	163,394	12,191,235	4,526,330	13,663,378
Adjusted net income	$1,254,269	$4,947,206	$7,845,750	$11,967,338

Earnings per share - basic	$0.07	$0.81	$0.59	$1.22
Earnings per share - diluted	$0.07	$0.81	$0.59	$1.22
Adjusted earnings per share – basic	$0.06	$0.24	$0.37	$0.57
Adjusted earnings per share - diluted	$0.06	$0.23	$0.37	$0.57

Weighted average number of common shares - basic	21,090,948	21,043,206	21,090,948	20,927,453
Weighted average number of common shares - diluted	21,090,948	21,057,332	21,090,948	20,941,252
Adjusted average number of common shares - basic	21,090,948	21,043,206	21,090,948	20,927,453
Adjusted average number of common shares - diluted	21,090,948	21,057,332	21,090,948	20,941,252

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Nine months ended March 31
	2012	2011
Net cash used in operating activities	$(7,239,188)	$(4,577,923)
Net cash used in investing activities	(17,284,547)	(10,266,874)
Net cash provided by financing activities	1,499,228	2,344,166

Net Cash Used in Operating Activities

For the nine months ended March 31, 2012, net operating outflows was $7,239,188. Excluding non-cash adjustments, our cash outflow were mainly the result from: (1) increased note receivables of approximately $1.57 million as we increased reliance on bank guaranteed notes over cash by major customers, (2) increased accounts receivable of approximately $3.51 million as we extended credit to major customers to maintain their business, (3) increase in other receivable of approximately $1.20 million as we have accrued interest receivable from a third party loan, (4) increased inventory of approximately $4.47 million to maintain sufficient level of washed coal for trading, (5) increased advances to suppliers of approximately $4.10 million to secure future inventory purchase, and (6) decreased tax payable of approximately $1.23 million as we paid off and accrued additional income tax and value-added tax.

Net cash used in operating activities for the nine months ended March 31, 2011 was $4,577,923. The cash inflows mainly resulted from an increase of depreciation, amortization and tax payable, in the amount of $1,074,925, $1,175,244, and $367,959, respectively.  The cash inflows were offset by the following: (1) increase in accounts receivable of approximately $10.2 million, (2) increase in other receivables of approximately $2.0 million, (3) increase in inventories of approximately $5.0 million, and (4) increase in notes receivables of approximately $1.9 million.  The accounts receivable increase was caused by credit tightening measures taken by the government near the end of 2010 to control inflation, which impacted Chinese steel factories that rely heavily on their bank credit lines.  The increase in other receivables is largely accounted for by the approximately $2.3 million in receivables from an unrelated party to apply for RMB 30 million of bank notes on our behalf.  We increased our inventories to maintain sufficient level of washed coal for trading.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2012, net cash used in investing activities was $17,284,547. We provided loans to two unrelated individual borrowers in the amounts of approximately $1.09 million and $0.81 million, respectively. We also purchased and advanced payments of approximately $29.2 million for equipment and machineries for our new coking plant. We prepaid approximately $1.9 million to purchase the land use right for a piece of land adjacent to our current coking plant to accommodate a new coal preparation system. During the same period, we received: (1) loan repayments from the two borrowers of approximately $7.83 million in the aggregate, and (2) refund of prepayment for mine acquisitions of approximately $7.89 million.

Net cash used in investing activities for the nine months ended March 31, 2011 was $10,266,874.  Funds used for the 2011 period included approximately $8.1 million of refundable deposits made in connection with coal mine acquisitions, approximately $3.5 million for purchase of additional land use rights to expand the site of our new coking plant still under construction, prepayments and payments of approximately $2.5 million to contractors and equipment vendors in connection with the new coking plant, and long-term investment of approximately $1.2 million to Pingdingshan Xinhua District Rural Credit Union.  We also loaned approximately $4.6 million in the aggregate to two unrelated parties, of which approximately $2.5 million was refunded. We also received approximately $4.6 million in refund from contractors with whom we cancelled our contracts.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2012, net cash provided by financing activities was $1,499,228. We deposited approximately $3.1 million with Shanghai Pudong Development Bank (SPDB”) in order to obtain approximately $4.7 million in credit to issue bank guaranteed notes. Hongyuan also renewed its loan agreement with SPDB twice during the period to borrow approximately $5.0 million and $5.7 million, respectively, with an additional deposit of approximately $0.5 million as collateral.

For the nine months ended March 31, 2011, net cash provided by financing activities was $2,344,166. The cash inflows were from change in restricted cash, cash proceeds from exercise of warrants and cash proceeds from related parties. We paid off all bank notes issued under our arrangements with SPDB and Pingdingshan Rural Cooperative Bank (“Pingdingshan Cooperative”), and both banks released the restricted cash securing such notes in the aggregate amount of approximately $10.7 million (RMB 70 million). We deposited approximately $2.3 million (RMB 15 million) with Pingdingshan City Rural Credit Union (“Pingdingshan Credit Union”) enable Hongguang Power to issue approximately $4.6 million (RMB 30 million) of notes, resulting in change in restricted cash in the amount of approximately $3.7 million. We received cash proceeds of $1,318,536 from exercise of 218,756 warrants at $6.00 per share. Our chairman, Mr. Jianhua Lv, loaned us $316,720 for working capital. One of our directors, Mr. Liuchang Yang, returned funds that we previously overpaid him in connection with a loan he made to us, and Mr. Hui Zheng, a director and vice president of operation of Hongli, paid us funds previously advanced to him to perform business and acquisition development activities on our behalf, in the aggregate amount of $484,060. The foregoing cash inflows were offset by our note repayments of approximately $19.5 million (RMB 130 million) in the aggregate to SPDB and Pingdingshan Cooperative, based on approximately $16.5 million (RMB 110 million) of notes issued during the nine months ended March 31, 2011, which resulted in change in notes payables of $2,998,000. We also paid off $524,650 in short-term loan obtained from an unrelated party.

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

New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking plant to be located adjacent to our current plant in Pingdingshan City. Because the new plant will share the electricity, water and heating systems with our existing plant, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $66.0 million, including the cost of acquiring additional land use rights to expand the site of the new plant, estimated at $10.6 million. Construction is expected to be completed by the end of the 2012 calendar year.

During the nine months period ended March 31, 2012, we had capital expenditures of approximately $31.1 million, for purchasing equipment and machineries and expanding the site for our new coking plant.

Our management presently anticipates that the proceeds from our prior equity issuance, access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of our new coking plant. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete our new coking plant. Any future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

We have not experienced any material losses since inception relating to accidents or other similar events. See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance” in our annual report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 13, 2011.

Contractual Commitments

The following table sets forth payments due by period for fixed contractual obligations as of March 31, 2012:

			Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$237,905	$188,488	$49,417	$-	$-
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	6,747,442	6,747,442	-	-	-
Long-term Debt	62,686,800	5,698,000	56,988,000	-	-
Total	$69,672,147	$12,634,730	$57,037,417	$-	$-

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

While our significant accounting policies are described in Note 2 to our condensed consolidated financial statements elsewhere in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; collectability of accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment of warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Coal and coke sales represent the invoiced value of goods, net of a value-added tax, sales discounts and actual returns at the time when product is sold to the customer.

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

During the three months ended March 31, 2012, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our annual report on Form 10-K for the year ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of March 31, 2012:

(a)	Inadequate U.S. GAAP expertise - The current staff in the accounting department is inexperienced in applying U.S. GAAP standards and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries. The staff needs substantial training to meet the higher demands of being a U.S. public company. The current staff’s accounting skills and their understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including their skills related to subsidiary financial statements consolidation, is inadequate.

(b)	Inadequate internal audit resources - The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to the limited qualified resources in the region, we were not able to hire sufficient internal audit resources to perform the internal audit functions properly.

Based on our evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our annual report on Form 10-K for the year ended June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2012 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we have engaged with an independent accounting advisor firm who is familiar with U.S. GAAP and internal control procedures over financial reporting to assist us to prepare the consolidated financial statements under U.S. GAAP, and to implement adequate control procedures and processes required in many areas, and to help identify the areas in which we still need to make substantial improvements in our procedures and processes.

We plan to recruit more experienced accounting and finance personnel at the management level and staff level and at both the corporate and subsidiary levels so that we can maintain a skilled and competent accounting team across the entire company.

We also plan to invest in more resources and expand our corporate internal audit group by adding more professionals experienced in audit processes and procedures to enhance our internal audit team. The internal audit group assists the top management in the assessment of the effectiveness of our internal controls over financial reporting. The internal audit group prepares audit plans, performs internal testing periodically based on our design of the internal controls over financial reporting, summarizes issues identified through internal testing, develops remediation plans, and submits the plans to our principal executive officer and principal financial officer for approval.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations, as the Company has no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2011 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2011 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2011 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
14	Code of Ethics (8)
21.1	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2011 (11)
99.2	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2011 (11)

99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (16)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (16)
99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (16)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (16)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (16)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (16)
99.14	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)

101. INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

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

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 filed by the Company with the Securities and Exchange Commission on March 27, 2003.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission on May 8, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2009.

(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2011.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 filed by the Company on March 30, 2004.

(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on March 15, 2011.

(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on August 10, 2011.

(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on January 18, 2011.

(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on April 5, 2011.

(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on June 23, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the Securities and Exchange Commission on September 12, 2011.

(16)	Incorporated by reference to the Form 10-K Annual Report filed by the Company with the Securities and Exchange Commission on September 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: May 10, 2012	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

