Form 10-K
period 2012-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2012-09-28
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	001-15931

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, Inc.
(Exact name of issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86-3752882999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of December 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32.5 million, based on a closing price of $2.26 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of September 21, 2012, the registrant had 21,121,372 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED MARCH 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports filed by the registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I

ITEM 1.  BUSINESS.

General Overview

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) is a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products include raw coal, washed coal, “medium” coal and slurries, coke and coal tar. We also generate electricity with gas emitted during the coking process, which we use primarily to power our operations.

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

Currently:

•	Coking related operations are carried out by Baofeng Coking Factory (“Baofeng Coking), a branch of Hongli.

•	Coal related operations are under the following three subsidiaries of Hongli:
(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

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

In addition, once we complete construction of our new coking plant, we intend to operate the plant through Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun Coking”), a wholly-owned subsidiary of Hongli. As of the date of this Report, however, construction has not been completed (see “Our Products and Operations – Coke – New Coking Facility” below), and Hongrun Coking has not commenced operations.

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

On March 11, 2010 we completed two private placement financings, pursuant to exemptions under Regulation S and Regulation D, respectively, in which we sold and issued a total of 7,344,935 shares of common stock, and five-year warrants for the purchase of an additional 3,789,631 shares of common stock, resulting in aggregate proceeds of $44 million (collectively referred to as the “Financing”). The Financing was conducted pursuant to Securities Purchase Agreements dated February 5, 2010 and March 10, 2010, in two closings.  The registration statement to register the shares of common stock issued or underlying the securities issued in connection with the Financing was filed on May 11, 2010 and was declared effective on September 13, 2010.

Top Favour

Top Favour is a holding company incorporated in the British Virgin Islands on July 2, 2008. Top Favour was formed by the owners of Hongli as a special vehicle for raising capital outside of the PRC. Other than holding 100% of the equity interests in Hongyuan and facilitating loan transactions for Hongli and its subsidiaries, Top Favour has no operations of its own.

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

Hongli

Hongli is a limited liability company organized in the PRC on July 5, 1996 with registered capital of 8,808,000 Renminbi (“RMB”), held by four Chinese nationals: 83.66% by Mr. Jianhua Lv, our chairman and chief executive officer, 6.44% by Ms. Xin Zheng, 4.95% by Mr. Wenqi Xu, and 4.95% by Mr. Guoxiang Song. In August 2010, the Pingdingshan municipal government directed Hongli to increase its registered capital to RMB 28,080,000 in order to maintain its coal trading license. Accordingly, the owners of Hongli contributed the additional registered capital in full in August 2010, although not in proportion to their original ownership percentages: Mr. Lv and Ms. Zheng increased their holdings to 85.40% and 9.19%, respectively, while Mr. Xu and Mr. Song decreased their holdings to 3.99% and 1.42%, respectively. Registration of such additional contribution and change in ownership percentages with the Administration for Industry and Commerce (“AIC”) of Pingdingshan was completed in April 2011.

Currently, Hongli has a branch, six subsidiaries and a joint-venture as follows (collectively “Hongli Group”):

Branch:

•	Baofeng Coking was established on May 31, 2002 as a branch of Hongli, and operates our existing coking plant.

Subsidiaries*:

•	Hongchang Coal is a limited liability company formed in the PRC on July 19, 2007 with registered capital of RMB 3 million. Hongchang Coal is a wholly-owned subsidiary of Hongli and holds the rights to mine Hongchang coal mine. All mining activities at the mine are currently on hold pending the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” and “below).

•	Hongguang Power is a limited liability company formed in the PRC on August 1, 2006 with registered capital of RMB 22 million. Hongguang Power is wholly owned by Hongli.

•	Hongrun Coking is a limited liability company formed in the PRC on May 17, 2011 with registered capital of RMB 30 million. Hongrun Coking is a wholly-owned subsidiary of Hongli. We intend to operate our new coking plant through Hongrun Coking. As the date of this Report, Hongrun Coking has not commenced operations as construction of the new coking plant has not been completed.

•	Shuangrui Coal** is a limited liability company formed in the PRC on March 17, 2009 with registered capital of RMB 4,029,960. Hongchang Coal currently holds 100% of the equity interests of Shuangrui Coal. Hongli initially acquired 60% of such interests on May 20, 2011, and when it acquired the remaining 40% on June 20, 2012, Hongli concurrently transferred all 100% of Shuangrui Coal to Hongchang Coal, which transfer has been registered with the Pingdingshan AIC. As of the date of this Report, Hongli has not yet paid any consideration for the 40% as negotiation with its seller remains ongoing, although we have accrued for such consideration based on its fair market value. Shuangrui Coal holds the rights to mine the Shuangrui coal mine, although there are currently no mining operations in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below). We intend to dissolve Shuangrui Coal in the future and consolidate its mine assets under Hongchang Coal.

•	Xingsheng Coal** is a limited liability company formed in the PRC on December 6, 2007 with registered capital of RMB 3,634,600. Hongli currently holds 60% of the equity interests of Xingsheng Coal. Xingsheng Coal holds the rights to mine the Xingsheng coal mine. All mining activities at the mine are currently on hold pending the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below).

•	Zhonghong is a limited liability company formed in the PRC on December 30, 2010 with initial registered capital of RMB 10,010,000, which was further increased to RMB 20 million on April 14, 2011, and to RMB 51 million on July 12, 2011, of which RMB 30 million has been paid and the balance due by December 20, 2015. Zhonghong’s equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements, including Messrs. Hui Zheng and Jiangong Fan, vice president of operations and a department manager of Hongli, respectively, and an unrelated party who also serves as Zhonghong’s general manager. Zhonghong holds our interests in Hongyuan CSG, our joint-venture with Henan Coal Seam Gas.

Joint-Venture:

•	Hongyuan CSG is a joint-venture established in the PRC on April 28, 2011 by Zhonghong (49%) and Henan Coal Seam Gas (51%). Hongli’s interests in the joint-venture are held by Zhonghong. We intend to transfer all coal related operations from Hongli’s subsidiaries to Hongyuan CSG, although such transfers have not been carried out as of the date of this Report.

*	We acquired 100% of Baofeng Shunli Coal Ming Co., Ltd. (“Shunli Coal”) on May 20, 2011. On July 4, 2012, Shunli was dissolved, and we are in the process of applying to transfer its mine assets to, and consolidating them under, Hongchang Coal, which we currently expect to complete by the end of fiscal 2013. Shunli Coal’s mine assets consist of the rights to mine Shunli coal mine, although there are currently no mining operations in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below).

**	Our objective in acquiring these companies (and Shunli Coal) is their mining rights, and their sellers were required to dispose of all other assets and liabilities before the transfer of equity interests to us is complete, and to assume all rights and obligations to such assets and liabilities until their disposal, which rights and obligations we would disclaim should any such asset or liability remains in the company after the transfer of equity interests to us is complete. Although equity interests have been transferred to us, the assets and liabilities that the sellers agreed to dispose of remain intact as of the date of this Report. In accordance with our agreements with them, the sellers are in the process of disposing all such assets and liabilities, and on September 2, 2011, we entered into a supplemental agreement with them to memorialize such agreements, which were not previously reduced to writing. Aside from the mining moratorium, we expect such disposals to be completed prior to any resumption of mining operations.

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

 On September 9, 2011 the operating agreement, option agreement, voting rights proxy agreement and option agreement were re-executed by and among Hongyuan, Hongli and the owners of Hongli. The re-executions were necessary to reflect RMB 20 million of additional registered capital contributed by Hongli’s owners in August 2010, and the change in each owner’s ownership percentage as a result of such contribution. We were made a party to the re-executed agreements to acknowledge them. However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Hongli Group, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.” Mr. Lv held approximately 31.7% of our issued and outstanding common stock, and 85.40% of the equity interests of Hongli, as of September 21, 2012. As such, we believe that our interests are aligned with those of Hongli Group and its owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned. See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

Our Products and Operations

Overview

We are based in Henan Province in the central part of China, known as a coal-rich region of the country. Our current operations are located in west Baofeng County, a part of Pingdingshan Prefecture south of Zhengzhou, the provincial capital. Our business involves three principal products: coal, coke and electricity.

Coal

We sell coal as a product (in the forms of raw coal, washed coal and byproducts from washing coal), and also use it for our coke production. We currently control four coal mines (see “Property, Plant and Equipment” below). Until June 2010, we largely extracted coal from Hongchang coal mine to meet our needs, although we also engaged in coal trading. As described under “Coal Mining Moratorium” below, however, we have been operating Hongchang coal mine at less than full capacity since June 2010, and been unable to extract coal since September 2011. We have instead been relying on coal purchased elsewhere, including from Shanxi, Qinghai and Inner Mongolia, to meet our requirements. As a result, our coal production has been in decline:

Fiscal Year	Annual Production (metric tons)
2011	132,449
2012	19,160

Coal Mining Moratorium

In December 2009, the Henan government issued a directive to consolidate coal mines with annual production capacity below 300,000 metric tons (each a “targeted mine” and collectively the “targeted mines”), spurred by the central government’s decision to consolidate China’s coal industry in order to improve production efficiency and reduce coal mine accidents. In March 2010, the Henan government directed all lower-level governments within the province to begin shutting down all targeted mines, and further designated six state-owned enterprises (“SOEs”) to consolidate the targeted mines. Once shut down, the targeted mines cannot resume operations until they are consolidated and their facilities satisfy certain safety requirements.

In February and April 2010, the Baofeng government and the Pingdingshan government designated Hongli to consolidate targeted mines within the county and municipality, respectively. Because the Henan government’s directive requires that safety responsibility at each targeted mine be borne by a designated SOE, we reached an arrangement with one of them, Henan Coal Seam Gas, to form a joint-venture that would allow us to comply with the Henan government’s directive while maintaining operational control over any targeted mine that we consolidate. Such joint-venture, Hongyuan CSG, was formed in April 2011.

In late June 2010, pursuant to the Henan government’s directive, the Pingdingshan government imposed a mining moratorium on all targeted mines within Pingdingshan. Nevertheless, we continued to operate our only mine at that time, Hongchang coal mine, at approximately 50% capacity until September 2011, when we halted operation in order to complete certain engineering and safety upgrades. Operations at our other three mines (Shuangrui, Xingsheng and Shunli) were already halted when we acquired controlling interests in them in May 2011, and have not resumed since.

In August 2011, Henan Coal Seam Gas, as a designated SOE consolidator, determined that Hongchang and Xingsheng coal mines were safe to resume operations, and applied with the Henan government to confirm such determination and issue the necessary licenses and permits to resume operations at both mine sites. However, due to an accident in November 2011 at a mine owned by Yima Coal Group, another designated SOE consolidator, the Henan government ordered all targeted mines to undergo further safety inspections and upgrades. We have made approximately $3.2 million in prepayments for works to increase our mining capacity at Hongchang coal mine to 450,000 metric tons, as well as to upgrade the monitoring system (by installing additional detectors), automatic control system (including power controls and ventilation), and escape system (with additional refuge compartments) at Hongchang and Xingsheng coal mines. Although such works have not commenced, we have submitted the related engineering plans to Henan Coal Seam Gas for its approval and submission to the Henan government. Accordingly, the applications to resume operations at these two mines remain pending as of the date of this Report. As we are also in the process of consolidating Shunli coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above), the application approval for Hongchang coal mine may be subject to additional delay.

Henan Coal Seam Gas has not yet made a determination as to the safety at Shuangrui and Shunli coal mines, and we do not know when such determination will be made, if at all.

Assuming all four mines can resume operations, it is our present intention to transfer our interests in them to, and to operate them through, Hongyuan CSG. Such transfer, if carried out, would reduce any future revenue we may receive from these mines by 31%, or pro rata to the 49% of the joint-venture that we control. Nevertheless, we believe that such transfer would be in our best interests by reducing any risk of loss from potential future policy changes by the central and provincial governments through the presence and influence of Henan Coal Seam Gas, our joint-venture partner.

Coal Mine Acquisitions

Between May 2010 and September 2010, we made refundable deposits of approximately $20.91 million (RMB 135,138,476) in the aggregate to four coal mine companies to potentially acquire them. However, we have recently abandoned such plans when such companies were assigned by the provincial government to be acquired by a state-owned consolidator. Pursuant to our agreements with their owners entered into in August 2011, approximately $7.86 million (RMB 50,210,000) of our deposits was settled in August 2011, and the balance of approximately $13.42 million (RMB 84,928,476) was settled in May 2012.

Coal Trading

In addition to mining coal, we also engage in coal trading for profit. In the past, we would broker coal from small independent mine operators around us that lacked the means to transport coal from their mine sites or were otherwise unable to sell their coal due to the size of their operations. If their coal met our coking requirements, we would generally use it to produce coke; otherwise, we would hold and sell the coal when market conditions were favorable. Since the mining moratorium, however, we have only engaged in coal trading periodically, and currently with mine operations outside Henan.

Our total coal purchases from third parties for the fiscal years ended June 30, 2011 and 2012 are as follows:

Fiscal Year	Annual Purchases* (metric tons)
2011	325,550
2012	461,932

* Including coal for washing, coking and trading.

Coal Washing

We operate a coal-washing facility at our plant site that is capable of processing up to 750,000 metric tons of coal per year. Under current Chinese coking industry standards, raw coal with no more than 1% sulfur content is deemed suitable for coking, although other factors are also considered. In addition to low sulfur content, the industry preference is for lower ash content and volatile matters. While much of the coal from our mines and that we purchase is generally suitable for coking based on these parameters, the coal must nevertheless be washed before it is ready for the coking ovens, in order to reduce ash and sulfur content, and to increase thermal value. We use a water-based jig washing process, which is prevalent in China, and use both underground and recycled water. Sorting machines that can process up to 600 metric tons per hour sort the washed coal according to size. Washed coal is also typically blended with other coal in order to achieve the proper chemical composition and thermal value for coking.

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. In addition to washed coal, the coal-washing process produces two byproducts:

•	“Medium” coal (sometimes referred to as “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, and sold for electricity generation, and domestic and industrial heating applications.

•	Coal slurries, sometimes called coal slime, are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with mid-coal to produce a blended mixture.

Our annual production volumes of washed coal, mid-coal and coal slurries for fiscal years ended June 30, 2011 and 2012 are as follows:

	Annual Production (metric tons)
Fiscal Year	Washed Coal	Medium Coal*	Coal Slurries*
2011	107,526	35,852	17,926
2012	104,545	34,848	17,424

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

Metallurgical coke is primarily used for steel manufacturing. Chemical coke, commonly referred in China to as gas coke, is mainly used in China to produce synthesis gas, a gas mixture largely of hydrogen and carbon monoxide that is combustible and often used as a fuel source or as an intermediate for the production of other chemicals including methanol, formaldehyde and ammonia. China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatilization, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter. Chemical coke, on the other hand, must have more than 80% fixed carbon, less than 18% ash content, less than 1% sulfur content and less than 3% volatile matter. According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality – and chemical coke is its separate grade. Generally, our customers do not have specific content requirements, but we may make certain adjustments, such as to moisture content, if requested by customers. The amount of each grade of coke that we produce is based on market demands, although historically our customers have mostly required Grade II metallurgical coke which has higher profit margin than other types of coke. For the fiscal years ended June 30, 2011 and 2012, we only produced Grade II coke.

Metallurgical coke and chemical coke are produced using an identical manufacturing process. At our current plant, we produce coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. Our metallurgical coke is typically 85% fixed carbon, less than 12% ash, less than 1.9% volatile matter and less than 0.7% sulfur. Our chemical coke, on the other hand, is typically more than 80% fixed carbon, less than 18% ash, less than 3% volatile matter and less than 0.8% sulfur.

After being processed at our coal-washing facility, coal is sent to a coal blending room where it is crushed and blended to achieve an optimal coking mixture. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is next tamped, or packed, prior to being transported by conveyor to a coal bin to be fed into the waiting oven below. This tamping process allows the use of lower quality washed coal without affecting the quality of the coke produced. After processing through the three temperature-controlled ovens at temperature of 1200° C (2,192° F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to our private rail line to be air-dried. Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.

For the fiscal years ended June 30, 2011 and 2012, we did not produce any chemical coke, and produced the following volumes of metallurgical coke:

Fiscal Year	Annual Production (metric tons)
2011	156,785
2012	163,202

Prior to the cessation of our mining operations due to the mining moratorium, substantially all of the coal that we extracted that was suitable for coking was used to make coke. When the amount of metallurgical-quality coal that we extracted was not sufficient for our full production capacity, we would source additional coal from third parties.  We now make coke largely from coal that we purchase.

The Pingdingshan Bureau of Land and Resources is requiring coking factories with a furnace height of less than 4.3 meters to phase out their operations in the next two to three years. As the two sets of coking furnaces in our existing coking plant are 3 meters in height, we plan to upgrade and retrofit them to 5.5 meters in height after completing our new coking facility, which will also have furnaces that exceed these regulatory standards (see “New Coking Facility” below).

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

Coking Byproducts

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

Our annual production volumes of coal tar for the fiscal years ended June 30, 2011 and 2012 are as follows:

Fiscal Year	Annual Production (metric tons)
2011	13,810
2012	7,421

While our fiscal 2012 production volume was lower than the prior fiscal year, the quality of the coal tar improved. Other byproducts include benzene, sulfur-based chemicals and methanol, which our current plant does not produce.

New Coking Facility

On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to our current plant in Pingdingshan.  As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack, and are in the process of installing the coal preparation, cooling, recycling, and auxiliary systems. Originally anticipated to be completed at the end of December 2011, we slowed down construction in light of soft market conditions for coke. Nevertheless, we plan to complete the plant and commence operations when the coke market improves, which we currently anticipates to be in the first half of calendar 2013.

When completed as designed, this new plant is expected to have an estimated coke-producing capacity of up to 900,000 metric tons per year, as well as the ability to generate power and distill chemicals such as crude benzol, sulfur and ammonium sulfate from the coking process. The new plant is also expected to produce purified coal gas. Our plans to provide the coal gas as a fuel source to local residents through the state-owned gas grid have received approval from the authorities of Daying County, and we currently plan to offer the coal gas at a price per thermal equivalent unit that is estimated to be 20% less than the current price of liquid natural gas, a competing alternative.

Electricity Generation

After coal tar is separated, the resulting purified coal gas is piped to two onsite 3,000-kilowatt power stations (the Daying power station and the Sunling power station) to generate electricity, each of which has an estimated maximum generating capacity of 26,280,000 kilowatt-hours per year.  The generated electricity primarily powers operations at our current coking plant and at Hongchang coal mine.  Electricity for Shunli, Xingsheng and Shuangrui coal mines is purchased from Baofeng Power Bureau, a local state-owned electric utility provider.

Our annual amounts of electricity generated for the fiscal years ended June 30, 2011 and 2012 are as follows:

Fiscal Year	Annual Generation (kilowatt)
2011	9,410,144
2012	6,783,760

 Sales and Marketing

We enter into non-binding annual letters of intent that set forth current year supply quantities, suggested pricing, and monthly delivery schedules with our customers for both coal and coke products at the beginning of each calendar year.  The terms of the letters of intent are usually negotiated during the Annual National Coal Trading Convention organized by the China Coal Transport and Distribution Association.  A significant portion of our sales are made through attendance at this convention.  Changes in delivery quantity and pricing, which is based on open market pricing at the time of delivery, must be documented in a final written contract on a 30-day advance notice submitted by the party making the change and accepted by the other party. All of our current customers are generally required to make payment upon delivery of each shipment. In pricing our products, we consider factors such as the prices offered by competitors, the quality and grade of the product, the volume in national and regional coal inventory build-up and forecasted future trends for coal and coke prices. The remaining portion of our sales is derived from purchase orders placed by customers throughout the year when they require additional coal and coke products.

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

Coke Sales

Our annual coke sales for the years ended June 30, 2011 and 2012, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2011	154,553	$35,970,933	48%	$233
2012	166,373	$38,656,637	49%	$232

Although our fiscal 2012 coke sales exceeded the prior fiscal year, the coke market was fairly soft for much of fiscal 2012, impacted by weak steel demands from tighter governmental control of real estate and land developments, as well as China’s economic slowdown which has negatively affected heavy industries.

Raw Coal Sales

Our annual raw coal sales for the fiscal years ended June 30, 2011 and 2012, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Raw Coal Sales
Fiscal Year	Annual Sales (metric tons) (1)	Annual Sales* ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2011	207,272	$15,073,052	20%	$73
2012	73,990	$5,441,981	7%	$74

*	Includes raw coal extracted from Hongchang coal mine and purchased as part of our coal trading activities, and raw coal/medium coal/coal slurry mixtures. Excludes any raw coal we used internally as raw material to produce washed coal and coke.

Sales prices per metric ton are influenced largely by the quality and composition of the coal sold. Generally, the thermal value of the coal, together with its chemical composition and other properties such as moisture, ash, sulfur, and other chemical content, affect the price at which we can sell coal. Sale prices for raw coal are also affected by general market conditions, supply and demand. Especially since the second half of fiscal 2012, the raw coal market has shown a declining trend due to a general slowdown in the Chinese economy.

Washed Coal Sales

Our annual washed coal sales for the fiscal years ended June 30, 2011 and 2012, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Washed Coal Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2011	111,244	$19,885,495	27%	$179
2012	183,903	$32,867,839	42%	$179

Our sales prices per metric ton of washed coal are heavily influenced by the quality and composition of the coal sold. Washed coal prices are also influenced by general market conditions in the washed coal market, such as aggregate supply and demand. The washed coal market for fiscal 2012 was similar to the raw coal market, although demand for high quality washed coal remained fairly robust.

Coal Tar Sales

Our annual coal tar sales for the fiscal years ended June 30, 2011 and 2012, in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2011	13,810	$3,358,513	5%	$243
2012	7,648	$1,946,314	2%	$254

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

Customers

We sell all of our products within China. The following customers each accounted for 10% or more our total revenue for fiscal 2012:

Customer	Sales to Customer ($)	Sales to Customer as a % of Revenue
Daye Special Steel Co., Ltd.	$20 million	25.4%
Wuhan Railway Zhongli Group	$19 million	23.6%
Hongxin Industrial Co., Ltd.	$17 million	21.0%
Zhengzhou Baonuo Trading Co., Ltd.	$16 million	20.5%

The largest customer of each product for fiscal 2012 is as follows:

Customer	Product	% of Product Bought by Customer
Daye Special Steel Co., Ltd.	Coke	51.7%
Zhengzhou Baonuo Trading Co., Ltd.	Coal*	42.3%
Mr. Xiangbin Cheng	Coal tar	25.3%

*	Includes both raw and washed coal.

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

Competitors

We compete primarily with coal and coke producers in the central, eastern and southern regions of China. Coke competitors range from Shanxi Coking Co., Ltd., a national coke producer, to local operations like Hongyue Coke Factory, Dongxin Coke Factory and Hongjiang Coke Factory. We also compete with China Pingmei Shenma Group (“China Pingmei”), a Pingdingshan-based state-owned coke and coal producer with similar product-mix as us. China Pingmei is also the largest regional coal producer and one of Henan’s six SOE consolidators, all of whom are our competitors in the coal market.  Competitive factors include geographic location, quality (i.e. thermal value, ash and sulfur content, washing and processing, and other characteristics), and reliability of delivery. The mining moratorium has also created a competitive advantage for the six SOE consolidators, as their mines are the only ones currently operating in Henan.

Suppliers

We purchase from various suppliers within China. The following suppliers each accounted for 10% or more our total purchases for fiscal 2012:

Supplier	Materials Supplied	Amount of Purchase ($)	% of Total Purchases
Yaojie Coal Electricity Croup Co., Ltd	Raw coal	9 million	15.8%
Sanmenxia Yinghao Coal Co., Ltd	Raw coal	8 million	12.7%
Ruzhou Jialingnan Coal Co., Ltd	Raw coal	7 million	12.5%
Pingdingshan Hongfeng Coal Processing & Coking Co., Ltd	Washed coal	6 million	10.7%
Gansu Senbao Coal Co., Ltd	Raw coal	6 million	10.2%

None of these suppliers are related to or affiliated with us.

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

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from outside of Henan. During the fiscal year ended June 30, 2012, about 33% of our coal purchases were from outside Henan, with the remaining from SOEs in Henan whose mining operations have not been affected by the mining moratorium. On September 6, 2012, we entered into an inventory purchase agreement with Datong Coal Mine Group, Ltd. (“Datong Group”), a SOE based in Shanxi Province, pursuant to which Datong Group will supply us with up to 120,000 metric tons of thermal coal through the end of September 2012.

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2012:

	Number of Employees	% of Employees
Coal-related operations	39	15.9%
Coke-related operations	190	77.2%
Sales and marketing	4	1.6%
Administrative (including management)	13	5.3%
TOTAL	246	100.0%

Our existing coking plant currently operates year round in two shifts of eight hours per day. Although mining operations are currently shut down, we have staff at the mine sites for necessary maintenance and repairs during the moratorium. Once our coal mines can resume full operations, we anticipate operating in three shifts of eight hours per day. In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees. We consider our relationship with our employees to be good.

Research and Development

As of June 30, 2012, we did not conduct any research and development activities. We do plan to initiate a program focusing on the extraction of chemicals from coal, and the anticipated costs and benefits of the production and sale of such byproducts are being considered.

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

Safety

Under PRC law, companies with mining operations are required to report violations or mining incidents and casualties to the government authorities. Since inception, except for ordinary and minor injuries, we have suffered no major accidents and no casualties in connection with our mining operations, and have not suffered any reportable incident. In addition, mining companies are subject to random and periodic safety inspections by government mine regulators. Since inception, we have not been found to be in material violation of any mining regulations. As we have no record of violations or mining incidents, management considers our safety record to be excellent. See also “Our Products and Operations – Coal – Coal Mining Moratorium” above.

Property, Plant and Equipment

The location of Pingdingshan, where we are based, is illustrated below:

RUSSIA
KAZAKHSTAN
KIRGIZSTAN
MONGOLIA
HEILONGJIANG
JILIN
LIAONING
XINJIANG
INNER MONGOLIA
Beijing
GANSU
PAKISTAN
Tianjin
Yellow Sea
NORTH KOREA
SOUTH KOREA
QINGHAI
Yellow River
NINGXIA
SHANXI
HEBEI
SHANDONG
CHINA
HENAN
JIANGSU
Pingdingshan
TIBET
SHAANXI
SICHUAN
CHONGQING
HUBEI
ANHUI
SHANGHAI
NEPAL
Yangtze River
ZHEJIANG
East China Sea
BHUTAN
JIANGXI
HUNAN
GUIZHOU
FUJIAN
INDIA
BANGLADESH
YUNNAN
GUANGXI
GUANGDONG
TAIWAN
Hong Kong
BURMA
VIETNAM
Macau
LAOS
South China Sea
HAINAN
0
400 km

The locations of our executive office, current coking plant and coal mines, are all in and around Pingdingshan, and are illustrated below:

Hongchang Mine
Shuangrui Mine
Coking Plant
Shunli Mine
Xingsheng Mine
Executive Office
Jiaxian
郏县
Shilong
石龙区
Baofeng
宝丰县
Lushan
鲁山县
Xinhua
新华区
Weidong
卫东区
Xiangcheng
襄城县
Yexian
叶县
S88 Wuxi Expy
G36 Ningluo Expy
汝州市
禹州市

Coal Mines and Production Facilities

The description below is based on operations prior to the mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above):

All four coal mines that we currently control are located at Baofeng County in the central part of Henan Province and are in close proximity to one another as well as to roadways. All of the mines are underground mines, and the “room-and-pillar” method is used to extract coal. Under such method, a coal stratum is divided into horizontal planes and the coal is removed from each plane while leaving “pillars” of un-mined materials as supports, working from the uppermost plane down. Each plane is further divided into grids to determine the optimal pillar placements. Drilling and blasting techniques are used to extract the coal. We plan to conduct exploration and development activities for each mine once its amount of extracted coal approaches its maximum estimate amount of proven and probable reserves.

All raw coal would be loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 2.5 metric tons, and approximately 400 crates would be carried to the surface during each 8-hour mining shift. Rock material would be used for floor ballast with the excess sent to the surface for disposal. Air compressors would provide for underground air tool use. Electrical power would be supplied from our own power stations as well as from the Baofeng Power Bureau through state-owned power lines, and supplied to the underground work site through a double-circuit cable designed to mitigate and circumvent potential power supply disruptions.

Normal water inflow into the mines would be controlled by a system of ditches, sumps, pumps and drainpipes installed throughout the mine tunnels. Each mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans would be used as needed.

The principal pieces of equipment used in our mining operations, including safety system, underground transportation system and loading system, are manufactured in the PRC, and they generally have an estimated useful life of 15 years. Once the mining moratorium is lifted and we are able to resume operations, we currently estimate the total annual operating costs for the four coal mines to be approximately $45 million, or $50 per metric ton of coal produced, based on an average output of 900,000 metric tons per year in the aggregate.

The extracted coal would be trucked to our processing plant located nearly (approximately 1.5 kilometers from Hongchang coal mine) for washing and sorting at our coal washing facility. Samples would be taken prior to and after the coal washing process to analyze and determine coking readiness based primarily on moisture, ash, sulfur and volatile contents. We would use washed coal that meets certain chemical and thermal requirements to make coke, although we would also sell some to customers.

We intend to transfer all of our coal mining operations to Hongyuan CSG. As of the date of this Report, however, such transfers have not been carried out.

Hongchang Coal Mine

Hongchang coal mine originally consisted of four underground mines: Yongshun mine, Liangshuiquan mine, Zhaoxi secondary mine and Zhaozhuang Tanglishu mine. These mines were positioned adjacent to one another, and although once owned and operated by different parties, these mines made use of common passageways and mine shafts. In June 2005 we acquired Yongshun mine (built in 1996) and Zhaoxi secondary mine (built in 1988) from Quinmin Chen. Also in June 2005, we acquired Liangshuiquan mine (built in 1984) from Minjie Li. In April 2005 we acquired Zhaozhuang Tanglishu mine (built in 1984) from Liuqing He and Jiti Li. We assumed the ongoing mining operations, and initiated the consolidation, of these mines, which consolidation process was completed in 2006. Since acquisition in 2005, we have extracted a total of 709,202 metric tons of coal from Hongchang coal mine, and prior to such time, its predecessor owners extracted a total of 345,000 metric tons. Coal extracted from Hongchang coal mine consists of bituminous coal, and based on historical mining activities, approximately 75% of the coal extracted typically possesses properties that meet the requirements for coking (metallurgical) coal.

Hongchang coal mine is currently not operational (see “Our Products and Operations – Coal – Coal Mining Moratorium” above).

Shuangrui Coal Mine

Shuangrui coal mine originally consisted of five underground mines: Zhaozhuang mine (built in 1970), Longsheng mine (built in 1995), New Zhaozhuang mine (built in 2000), Jinpo mine (built in 1999) and West Zhaozhuang mine (built in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1950s, with several subsequent surveys carried out from 1960s to 2001. Hongchang Coal currently holds 100% of the mine’s operator, Shuangrui Coal (see “History and Corporate Structure – Hongli” above). Coal extracted from Shuangrui coal mine consists of bituminous coal, and based on historical mining activities, approximately 75% of the coal extracted typically possesses properties that meet the requirements for coking (metallurgical) coal.

Shuangrui coal mine is currently not operational (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). We also plan to dissolve Shuangrui Coal and consolidate its coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above). Once such consolidation is completed, Shuangrui coal mine will become part of Hongchang coal mine.

Xingsheng Coal Mine

Xingsheng coal mine originally consisted of No. 2 Qingnian mine (operation started in 2000) and No. 3 Shuangyushan mine (operation started in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1958. The coal extracted from Xingsheng coal mine is bituminous coal which is suitable for coke production. In August 2010, we entered into an agreement to acquire 60% of the mine’s operator, Xingsheng Coal, and the registration for the transfer of such equity interests to Hongli was completed on May 20, 2011. Coal extracted from Xingsheng coal mine consists of bituminous coal, and based on historical mining activities, approximately 75% of the coal extracted typically possesses properties that meet the requirements for coking (metallurgical) coal.

Xingsheng coal mine is currently not operational (see “Our Products and Operations – Coal – Coal Mining Moratorium” above).

Shunli Coal Mine

Shunli coal mine originally consisted of Dongfanghong mine (built in 1995) and Zhenxing mine (built in 1998). The first on-site geological survey for mining purpose of these mines was conducted in 1950s. In May 2011, we entered into an agreement to acquire 100% of the mine’s operator, Shunli Coal, and the registration for the transfer of such equity interests to Hongchang was completed on May 20, 2011. Coal extracted from Shunli coal mine consists of bituminous coal, and based on historical mining activities, approximately 75% of the coal extracted typically possesses properties that meet the requirements for coking (metallurgical) coal.

Shunli coal mine is currently not operational (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). We are also in the process of consolidating Shunli coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above). Once consolidation is completed, Shunli coal mine will become part of Hongchang coal mine.

Additional information regarding these mines is listed below:

	Hongchang Mine (6)		Shuangrui Mine (9)		Xingsheng Mine (12)		Shunli Mine (15)
Background data:
Commencement of construction	1984		1970		1970		1995
Commencement of commercial production	1987		1970		1998		1998
Coalfield area (square kilometers)	0.65		0.47		0.19		0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	2,479,000	(7)	1,674,000	(10)	2,475,000	(13)	1,373,300	(16)
Recoverable reserves (metric tons) (3)	1,215,100		1,539,000		2,233,000		1,122,000
Coal washing recovery rate (%) (4)	75		75		75		75
Depth of mining (meters underground)	10 – 210		40 – 270		80 - 90		100 - 130
Average thickness of main coal seams (meters)	Seam B1: 1.14 Seam A4: 5.50 (8)		6.78		Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40 (14)		Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2 (17)
Type of coal	Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical
Leased/owned	Owned		Owned		Owned		Owned
Assigned/unassigned(5)	Assigned		Assigned		Assigned		Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55		Seam B1: 0.55 (11)		Seam A4: 4.90 Seam B1: 0.55		Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5		Seam B1: 1.5		N/A		Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0		Seam B1: 14		Seam A4: 18.64 Seam B1: 14.00		Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0		Seam B1: 29		Seam A4: 38.45 Seam B1: 33.15		Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9		28.5		31.2		Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	150,000		150,000		150,000		150,000
Raw coal production:
2009	260,938		150,000		150,000		150,000
2010	242,878		150,000		150,000		150,000
2011	186,226		1,020		67,981		0
2012	19,160		0		0		0
Cumulative raw coal production as of June 30, 2012	709,202		301,020		367,981		300,000

(1)	The reserve data including (i) total in-place proven and probable reserves, (ii) mining and coal preparation plant recovery rates; (iii) depth of mine; and (iv) average thickness of main coal seam are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. We note that the degree of assurance between what would meet the definition of “proven reserves” on the one hand, and “probable reserves” on the other hand, cannot be readily defined. Accordingly, pursuant to the SEC’s Industry Guide 7 – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, in the table above we report proven and probable reserves on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)	Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction. We note that the estimated recoverable reserves is a government estimate created and used by local mining authorities to determine permissible extraction rates, the duration of our mining license, and to approve mine designs and that it is subject to revision. We also utilize this estimate for accounting purposes, to amortize our mining rights. Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)	“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”).

(7)	According to the Hongchang Mining Report, Hongchang coal mine was initially found to have total estimated reserves and resources of 2.81 million metric tons. 334,000 metric tons were removed during exploration, leaving approximately 2.47 million metric tons of estimated reserves and resources.

(8)	Hongchang coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam B1” and the “Seam A4”.

(9)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”).

(10)	According to the Shuangrui Mining Report, Shuangrui coal mine was initially found to have total estimated reserves and resources of 4 million metric tons. 2.33 million metric tons were removed during exploration, leaving approximately 1.67 million metric tons of estimated reserves and resources.

(11)	Shuangrui Ming contains one major economically exploitable coal seam, referred to in this table as the “Seam B1.”

(12)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”).

(13)	According to the Xingsheng Mining Report, Xingsheng coal mine was initially found to have total estimated reserves and resources of 2.74 million metric tons. 260,000 metric tons were removed during exploration, leaving approximately 2.48 million metric tons of estimated reserves and resources.

(14)	Xingsheng coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam A4” and the “Seam B1.”

(15)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”).

(16)	According to the Shunli Mining Report, Shunli coal mine was initially found to have total estimated reserves and resources of 1.44 million metric tons. 647,000 metric tons were removed during exploration, leaving approximately 1.37 million metric tons of estimated reserves and resources.

(17)	Shunli coal mine contains three major economically exploitable coal seams, referred to in this table as the “Seam A4”, the “Seam A6”, and the “Seam B1.”

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

The table below lists our current mining permits:

	Hongchang coal mine	Shuangrui coal mine	Xingsheng coal mine	Shunli coal mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013	October 4, 2011 (1)	July 30, 2012 (1)	September 2011 (1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000

(1)	These permits have not been renewed in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). In addition, we are in the process of consolidating Shunli coal mine under Hongchang Coal, and plans to do the same with Shuangrui coal mine (see “History and Corporate Structure – Hongli” above). Once consolidation is completed, we will have only one permit to mine all three mine sites.

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

In August 2007, we made a partial payment of approximately $0.6 million (RMB 4.46 million) to extract from Hongchang coal mine its 2,479,000 metric tons of total reserves. A final payment of approximately $0.4 million (RMB 2.7 million) is anticipated to become due when charged by the Henan Land Resources Bureau. The exact amount of this final payment, however, will depend on market prices as determined by our negotiations with the Henan Land Resources Bureau, as well as any new regulations after the consolidation program ends.

Payments in connection with the mining permits for Shuangrui, Shunli and Xingsheng coal mines were made in full in 2005 by their then owners.

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

The principal source of our revenue is from the sale of coal and coke within China, thus the business and operating results are highly dependent on domestic Chinese demand for coal and coke. The Chinese coal and coke markets are cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, general economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. These factors are also linked to or influenced by global economic conditions. Fluctuations in supply and demand for coal and coke affect their prices, which in turn affect our operating and financial performance. We have seen substantial price fluctuations in these commodities in the past and believe that such fluctuations may continue. The demand for coal and coke are primarily influenced by the pace of domestic economic growth and development, and the demand for coal and coke from the power, steel, and construction industries. The supply of coal and coke, on the other hand, are primarily affected by the geographic location of coal mines, the volume of coal and coke produced by the domestic and international coal suppliers, tariffs duties and trade controls, value-added taxes imposed on imports, international freight costs, and the quality and price of competing sources of coal and coke. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar, also have influences on the market demand for coal and coke. Excess supply of coal or coke or significant reduction in the demand for our coal or coke by domestic power or steel producers may have an adverse effect on their prices, which would in turn cause a decline in our profitability. In addition, any significant decline in Chinese domestic coal or coke prices could materially and adversely affect our business and results of operations.

Our mining and coking operations are inherently subject to changing conditions that can affect our profitability.

Our mining and coking operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at the mines would result in a decrease in our revenues and profitability, which could be material (see “We may not be able to resume our coal mining operations in the near future” below). Other factors affecting the production and sale of our coal and coke that could result in decreases in our profitability include:

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

We believe that our operations are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central, provincial or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures by us to comply (see “We may not be able to resume our coal mining operations in the near future” below). We may face significant constraints on our ability to implement our business strategies or to carry out or expand business operations. We may also be materially and adversely affected by future changes in certain regulations and policies of the PRC government in respect of the coal or coke industry. New legislation or regulations may be adopted that may materially and adversely affect our operations, our cost structure or demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The Henan Province Pingdingshan Municipal Bureau of Land and Resources is requiring coking factories with a furnace height of less than 4.3 meters to phase out their operations in the next two to three years. As our existing coking furnace's height  is 3 meters, we plan to upgrade and retrofit our coking furnace to 5.5 meters in height after completing our new coking facility, which will also have furnaces that exceed these regulatory standards.

We may not be able to resume our coal mining operations in the near future.

With the PRC government’s increasing concern regarding mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate internal safety measures, and the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines, industry-wide coal mine safety inspections have been ongoing in Henan since June 2010. During the course of these inspections, all coal mines in Henan have been shut down. We continued to operate our only mine at that time, Hongchang coal mine, at approximately 50% capacity until September 2011, when we halted operation in order to complete certain engineering and safety upgrades. Operations at our other three mines (Shuangrui, Xingsheng and Shunli) were already halted when we acquired controlling interests in them in May 2011, and have not resumed since (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). At this time, we do not know when we can obtain clearance to resume operations at these mines.

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

A central element of our business plan involves the construction and operation of our new coking plant. We entered into several contracts with contractors and suppliers and commenced construction of this new plant and related facilities on March 3, 2010. As of the date of this Report, construction has not yet been completed. As of June 30, 2012, the total amount due under the contracts for the plant construction was approximately $64.9 million, of which approximately $58.2 million has been paid, and the remaining $6.7 million will be paid based on construction progress. While we believe new operations resulting from the successful completion of the plant’s construction as planned will be profitable, prior to completion there can be no assurance that we will be able to operate the new plant profitably. The future profitability of our coking operations will also depend on our ability to secure washed coal on a cost-effective basis.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal and coke products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

•	impose fees for the discharge of waste substances;
•	require the establishment of reserves for reclamation and rehabilitation;

•	require the payment of fines for serious environmental offences; and
•	allow the Chinese Government, at its discretion, to close any facility that fails to comply with environmental regulations or government orders.

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

Demand for coal and coke and the prices that we will be able to obtain for these products are closely linked to consumption patterns of the power generation and steel industries in China. These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar. Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability. For much of fiscal 2012, the steel industry especially has suffered from tighter governmental control of real estate and land developments, resulting in a soft coke market. Likewise, the general slowdown in the Chinese economy has negatively impacted the coal market, especially in the second half of fiscal 2012, although state-mandated consolidation programs such as the one taking place in Henan have buoyed demand somewhat.

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

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced significant disruption in the past year, including among other things, heightened volatility in security prices, constrained liquidity and credit availability, rating downgrades of certain investments and declining values of others. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses in a number of ways that could result in unfavorable consequences to us. Adverse global economic conditions, including within the PRC, could negatively affect commodity prices, or may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales volumes or prices, materially and adversely affecting results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' abilities to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect results of operations and cash flow. In addition, a decline in our customers' abilities to pay as a result of an economic downturn may lead to increased difficulties in the collection of accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

For instance, as a required part of the process of consolidating mines in China, a consolidator is required to undergo safety inspections which apply to its existing and operating mines as well as acquired mines. These government inspections, as well as the required permitting and permitting process, may require substantial time to complete, and this may cause interruptions our coal mining operations. In light of the mining moratorium, we do not know when such clearance will be issued, if at all (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). Further, if safety issues are identified by government mine inspection authorities, we may be required to undertake costly and time-consuming remedial measures in order to restore production.

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

We depended on four major customers for a substantial portion of our revenue in fiscal 2012. Nonrenewal or termination of our arrangements with these customers may have a materially adverse effect on our revenue. In the event that any one of our major customers does not renew or terminates its arrangement with us, there can be no assurance that we will be able to enter into another arrangement similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

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

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Hongyuan and Hongli. Although we have been advised by our PRC counsel that based on their understanding of the current PRC laws, rules and regulations, the contractual arrangements with Hongli and its owners, as well our ability to enforce our rights thereunder, comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, they will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

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

Mr. Jianhua Lv, our chief executive officer, is also the chairman of Hongli and owns 85.4% of its equity ownership interests. Conflicts of interests between their respective duties to our company and Hongli may arise. As our director and executive officer, he has a duty of loyalty and care to us under U.S. law when there are any potential conflicts of interests between our company and Hongli. We cannot, however, assure you that when conflicts of interest arise, he will act completely in our interests, or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Hongli’s interests to sever the contractual arrangements with Hongyuan irrespective of the effect such action may have on us. Because we derive our income entirely from the contractual arrangements with Hongli, we would have no or minimal operations and assets if these contractual arrangements are severed. In addition, Mr. Lv could violate his legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Hongli is obligated to remit to us under the consulting services agreement.

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

Our principal shareholder may be subject to registration requirements under current regulations relating to offshore investment activities by PRC residents, the non-compliance of which may subject us to fines and sanctions that could adversely affect our business.

In October 2005 and June 2011, the State Administration of Foreign Exchange (“SAFE”) promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, and its implement rule, respectively, that state that if PRC citizens residing in the PRC, or PRC residents, use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

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

Our directors and executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult or impossible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, there are no extradition treaties now in effect between the United States and the PRC, which may limit the effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities law or otherwise.

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

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 6% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2012. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Our PRC subsidiary and controlled entities are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investment in the VIEs that we control in China. As a result of our holding company structure, we rely entirely on contractual payments from the VIEs and dividends from our PRC subsidiary for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiary and VIEs is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, they are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiary and VIEs will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves. Further, our PRC subsidiary and VIEs may incur debt on their own in the future, and the instruments governing such debt may restrict their ability to make contractual or dividend payments to us. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiary and VIEs, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

Listed companies with a stock price trading at less than $5.00 per share will be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. As we have become subject to these rules, these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

We have incurred and will continue to incur increased costs as a public company which may affect our profitability.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that as we continue to undertake compliance with these new rules and regulations, our legal and financial compliance costs will continue to rise, and some activities will become more time-consuming and costly. For example, we are required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures. Management may also need to increase compensation for senior executive officers, engage senior financial officers able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs will affect our financial results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and shareholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not required to have an auditor’s report on internal controls over financial reporting under current SEC regulations, our management has concluded that our internal controls were ineffective for the fiscal year ended June 30, 2012.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table lists certain information our current facilities.

Location	Approximate Floor Area (Square Meters)	Ownership Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan, Henan Province, China	600	Leased	Corporate principal executive office (1)
1235-1237/12 F Beichen Century Center, East Beichen Street, Chaoyang District, Beijing, China	303	Leased	Office (2)
1601-16/F, SPD International Finance Center, Jinshui Road, Jinshui District, Zhengzhou, Henan Province, China	455	Leased	Zhonghong’s office (3)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	95,013	Owned	Coking plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	371,628	Owned	New coking plant (4)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	310,000	Owned (5)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	470,000	Owned (5)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	190,000	60% Owned (5)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	80,000	Owned (5)	Shunli coal mine

(1)	Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from our current plant, which houses our executive and administrative staff and oversees our operations. We entered into a lease for the premises with the Pingdingshan Rural Cooperative Bank from October 1, 2010 to September 30, 2011, for monthly rent of $2,108 (RMB 13,520). The lease was renewed from October 1, 2011 to September 30, 2012, for monthly rent of $2,550 (RMB 16,220). We currently plan to renew this lease for an addition one-year term after its expiration.

(2)	In April 2010, we entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013, with monthly rent of $22,688 (RMB 145,529) and monthly management fee of $4,003 (RMB 25,681). On August 12, 2010, we renewed the lease but for three different office units from August 15, 2010 to June 14, 2013, with monthly rent of $10,845 (RMB 69,565) and monthly management fee of $1,914 (RMB 12,276). In August 2011, we entered into another lease agreement for three different office units within the same building to replace the above lease. The new lease is from September 15, 2011 to June 14, 2013, with monthly rent of $7,258 (RMB 46,565) and monthly management fee of $1,281 (RMB 8,184). The prior lease agreement was terminated on September 14, 2011.

(3)	Zhonghong is leasing an office unit in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,780 (RMB 37,075).

(4)	As of June 30, 2012, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to our current plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. We expect to acquire the land use rights by June 30, 2013 at an estimated total cost of approximately $11.5 million (RMB 73.05 million). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees relating to reconfiguring the land for industrial use. As of the date of this Report, plant construction has not been completed.

(5)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. The following table sets forth the high and low bid information for our common stock on the NASDAQ Capital Market since February 17, 2010 for the periods indicated:

	The Nasdaq Capital Market Price per Share (1)
	High	Low
2012
Quarter ended September 30, 2012 (2)	$2.33	$1.60
Quarter ended June 30, 2012	2.46	1.76
Quarter ended March 31, 2012	3.25	2.20

2011
Quarter ended December 31, 2011	$4.08	$2.03
Quarter ended September 30, 2011	5.54	2.08
Quarter ended June 30, 2011	9.19	4.50
Quarter ended March 31, 2011	14.37	8.15

2010
Quarter ended December 31, 2010	$12.98	$7.75

(1)	From February 17, 2010 forward.
(2)	Through September 21, 2012.

Holders

As of September 21, 2012, there were approximately 612 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On May 25, 2012, we issued a total of 30,424 restricted shares of common stock to Horizon Consulting Associates, LLC (“Horizon Consulting”), as a part of the consideration for accounting-related consulting services under the consulting agreement with Horizon Consulting.  Such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, in reliance upon Regulation D as promulgated by the SEC under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2012 and 2011 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements.” The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

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

As of June 30, 2012, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by four of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”) and Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). In July 2012, we dissolved Shunli Coal and are in the process of transferring its mine assets to, and consolidating them under, Hongchang Coal.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although its mining operations halted in September 2011. Our other three coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. It is our intention to transfer all coal related activities to the joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report.

Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

Results of Operations

Our revenue in fiscal 2012 increased approximately 6.23% from a year ago. Such increase was mainly contributed by increased sales of coke and washed coal. Because of persistent softening demand for coke, we slowed down construction of our new coking facility, and sold some of the washed coal originally set aside for its operations. Had we gone ahead with completing the facility and commencing its operations during such market conditions, we believe that we would have unnecessarily increased our odds of operating at a loss with any slight decrease in coke price (or slight increase in raw or washed coal price). Our increased revenue was offset by decreased sales of raw coal (in light of the ongoing mining moratorium) and coal tar (from lower production). Such factors affecting our revenue are reflected in the breakdown of our revenue by product type, with 51% of total revenue in fiscal 2012 from coke products, as compared to 53% in fiscal 2011, and 49% from coal products in fiscal 2012, as compared to 47% in fiscal 2011.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the economic slowdown and the tightening real estate and land developments in China are negatively impacting upstream industries such as steel and raw materials; (2) state-mandated coal mine consolidations in Henan and elsewhere are tempering the negative impact of the slowing economy on coal price; and (3) the Chinese government’s policy to improve mining safety will increase the overall operating cost for the mining industry.

Comparison of Years ended June 30, 2012 and 2011

Revenue

Revenue for fiscal 2012 increased by $4,624,777 or 6.23% as compared to fiscal 2011. Such increase resulted from increased sales of coke and washed coal, offset in part by decrease in coal tar and raw coal sales. Revenue and quantity sold by product type for fiscal 2011 and 2010 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Fiscal Year 2011	$39,329,446	$34,958,547	$74,287,993
Fiscal Year 2012	$40,602,951	$38,309,820	$78,912,771
Increase (decrease) in $	$1,273,504	$3,351,273	$4,624,777
% increase (decrease) in $	3.24%	9.59%	6.23%

Quantity Sold (metric tons)
Fiscal Year 2011	168,363	318,516	486,879
Fiscal Year 2012	174,021	257,893	431,914
Increase (decrease)	5,658	(60,623)	(54,965)
% increase (decrease)	3.36%	(19.03)%	(11.29)%

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which has various industrial applications. Coal products include both washed and raw coal, which is used by customers primarily for electricity generation and heating applications. As used in this discussion and analysis, raw coal includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average selling prices per metric ton for our four principal products during fiscal 2012 and 2011 are as follows:

Average Selling Price	Coke	Coal Tar	Raw Coal	Washed Coal
Fiscal Year 2011	$233	$243	$73	$179
Fiscal Year 2012	$232	$254	$74	$179
Increase (decrease) in $	$(1)	$11	$1	$0
% increase (decrease) in $	(0.43)%	4.53%	1.37%	0.00%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.  Although our average selling prices for coke, raw coal and washed coal changed slightly as compared to our last fiscal year, they nevertheless reflect a declining trend in fiscal 2012 due to China’s economic slowdown. Our higher price for coal tar was achieved through better-quality coal tar we are able to produce from upgrading our existing coking facility.

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

Revenue and quantity sold of each coke product for fiscal 2012 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Fiscal 2011	$35,970,933	$3,358,513	$39,329,446
Fiscal 2012	$38,656,637	$1,946,314	$40,602,951
Increase (decrease) in $	$2,685,704	$(1,412,199)	$1,273,504
% increase (decrease) in $	7.47%	(42.05)%	3.24%

Quantity Sold (metric tons)
Fiscal 2011	154,553	13,810	168,363
Fiscal 2012	166,373	7,648	174,021
Increase (decrease)	11,820	(6,162)	5,658
% increase (decrease)	7.65%	(44.62)%	3.36%

The higher coke revenue for fiscal 2012 resulted from the additional 11,820 metric tons of coke we sold as compared to a year ago. The lower coal tar revenue for fiscal 2012 resulted from less sales volume due to decreased production, offset by an $11 increase in average selling price, as compared to a year ago. We upgraded our current coking facility in March 2011 to better control the quality of our coke and coal tar. But it sacrificed our production volume of coal tar.

Revenue and quantity sold of each coal product for fiscal 2012 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Fiscal 2011	$15,073,052	$19,885,495	$34,958,547
Fiscal 2012	$5,441,981	$32,867,839	$38,309,820
Increase (decrease) in $	$(9,631,071)	$12,982,344	$3,351,273
% increase (decrease) in $	(63.90)%	65.29%	9.59%

Quantity Sold (metric tons)
Fiscal 2011	207,272	111,244	318,516
Fiscal 2012	73,990	183,903	257,893
Increase (decrease)	(133,282)	72,659	(60,623)
% increase (decrease)	(64.30)%	65.31%	(19.03)%

The lower raw coal revenue for fiscal 2012 resulted from our inability to produce coal due to the ongoing mining moratorium, despite of a 1.37% average price increase as compared to a year ago. We currently anticipate that the mining moratorium will end sometime in the first half of calendar 2013, although there cannot be any assurance as to the exact timing.

The higher washed coal revenue for fiscal 2012 resulted from a significantly higher sales volume as compared to a year ago. Since we slowed down the construction of our new coking plant in light of a weak coke market, we did not need to stockpile washed coal for the new plant as originally anticipated and instead sold most of our washed coal inventory.

Cost of Revenue

Cost of revenue increased to $63,745,461 for fiscal 2012 from $47,267,309 a year ago. This was mainly driven by two factors: (1) increased coke and washed coal sales volumes, offset by decreased raw coal sales volume, and (2) the mining moratorium, which drove up our overall production cost for raw coal processing and coking as we were largely unable to obtain raw coal from our own mines.

Gross Profit

Gross profit for fiscal 2012 was $15,167,309, a decrease of $11,853,375 or 43.87% from $27,020,684 for fiscal 2011, reflecting our increased cost of revenue discussed above. As a result, gross profit margin for fiscal 2012 decreased by approximately 17% from approximately 36% for the prior fiscal year.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $3,204,148 for fiscal 2012, a decrease of $319,338 or 9.06% from a year ago. Selling expenses decreased by $106,095 or 33.50%, to $210,568, due to decreased raw coal sales. General and administrative expenses decreased by $213,243 or 6.65%, to $2,993,580, due to lower rental expense of $208,909 and travel expense of $403,294, offset by higher professional expenses (including legal, accounting and internal control consulting) in the amount of $432,294, and a $498,166 write off of bad debt.

Other Income and Expense

Other income and expense includes finance expense (which consists of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants.

Finance expense was $1,167,401 for fiscal 2012, a decrease of $339,505 or 22.53% from fiscal 2011. This is largely due to interest income of approximately $1 million from our loans to an unrelated party, as well as an approximately $0.9 million decrease in interest expense of our $54.9 million (RMB 360 million) loan from Bairui Trust Co., Ltd. (“Bairui Trust”) in April 2011, and an approximately $0.2 million decrease of other finance expense.

We had income not related to our principal operations of $241,635. We received approximate $190,000 of income from our investment in Pingdingshan Rural Cooperative Bank (“PRCB”) – Xinhua District Branch. In addition, we had approximately $0.6 million of other income. We had expense not related to our principal operations of $152,879 in fiscal 2011, incurred in connection with our loan from Bairui Trust. We also recorded gains in fair value of warrants of $4,852,399 for fiscal 2012, as compared to $23,135,827 for fiscal 2011.

As a result of the foregoing, we had other income of $3,926,633 for fiscal 2012, as compared to $21,476,042 for fiscal 2011.

Provision for Income Taxes

Provision for income taxes for fiscal 2012 decreased by $1,670,143 from fiscal 2011, due to lower operational income before tax of $15,889,794 as compared to $44,973,240 a year ago.

Net income

Net income, including the change in fair value of warrants, was $12,494,557 for fiscal 2012, as compared to $39,907,860 for fiscal year 2011.

We use non-GAAP adjusted net income to measure the performance of our business internally by excluding non-cash charges related to warrants, and believe that the non-GAAP adjusted financial measure allows us to focus on managing business operating performance because the measure reflects the Company’s essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing this non-GAAP measure that we use internally is useful to investors for a number of reasons. The non-GAAP measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate our performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of such non-GAAP measure to the GAAP net income:

	Fiscal
	2011	2012
Net income	$39,907,860	$12,494,557
Change in fair value of warrant liabilities	(23,135,827)	(4,852,399)
Adjusted net income	$16,772,033	$7,642,158

Earnings per share- basic	$1.90	$0.59
Earnings per share- diluted	$1.90	$0.59

Adjusted earnings per share – basic	$0.80	$0.36
Adjusted earnings per share – diluted	$0.80	$0.36

Weighted average number of common shares – basic	20,962,091	21,093,525
Weighted average number of common shares – diluted	21,021,255	21,093,525

Excluding non-cash gains, adjusted net income for fiscal 2011 and 2012 is approximately $17 million and $8 million, respectively, which resulted in basic earnings of $0.80 and $0.36 per share, respectively, and diluted earnings of $0.80 and $0.36 per share, respectively.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Year Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(12,232,756)	$15,755,153
Net cash used in investing activities	(15,856,609)	(65,181,932)
Net cash provided by financing activities	3,755,806	57,492,473

Net Cash Provided by (used in) Operating Activities

Net cash used in operating activities for fiscal 2012 was approximately $12.2 million, as compared to net cash provided by operating activities approximately $15.8 million for fiscal 2011. The cash position in operation for fiscal 2012 was due to the combination of the following factors: (a) we received bank guaranteed notes from our customers rather than cash, which increased our note receivables by approximately $14.1 million while reducing our cash inflow; (b) accounts receivable increased by approximately $3.30 million from a decrease in the average accounts receivable turnover ratio, from 10.8 in fiscal 2011 to 7.7; (c) advances to suppliers increased by approximately $3.17 million from coal purchases; (d) other receivable increased by approximately $0.99 million from money borrowed by unrelated parties, although such loans were repaid in August 2012; and (e) tax payables decreased by $1.39 million from lower taxable income.

Net cash provided by operating activities for fiscal 2011 resulted largely from a decrease in notes receivable of approximately $1.07 million from redemption of un-matured notes from our customers, and an increase in tax payables of approximately $1.53 million from increased revenue. On the other hand, an increase in accounts receivable of approximately $2.85 million and an increase in advance to suppliers of approximately $4.23 million reduced our operating cash position for fiscal 2011. In light of the central government’s monetary tightening measures, we extended credit to our customers that increased our accounts receivable.  Our increased advances to suppliers resulted from our efforts to secure coking coal in Shanxi and Qinghai provinces, given the supply shortage created by the mining moratorium in Henan.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal 2012 included: (1) approximately $32.05 million for the construction of our new coking plant, (2) approximately $2.85 million borrowed by two unrelated parties at interest rates of 6% and 3.5%, respectively, and (3) approximately $1.90 million for the land use rights to the land underlying our new coking plant. On the other hand, we received approximately $9.89 million from loan receivable repayments and approximately $11.06 million in refund of prepayments for mine acquisitions that were cancelled.

Net cash used in investing activities for fiscal 2011 included: (1) approximately $34.9 million for acquisition of coal companies, (2) approximately $3.6 million for the land use rights to the land underlying our new coking plant, (3) approximately $15.5 million toward equipment and machinery purchases for the new coking plant, (4) approximately $1.2 million long term investment in a local bank, (5) approximately $1.5 million to capitalize Zhonghong for the formation of our joint-venture with Hongyuan CSG, (6) approximately $6.6 million in secured loans to two unrelated third parties with interest rate of 10.08% (of which $4.5 million was repaid in August 2011), and (7) $13 million loaned to an unrelated third party with interest rate of 9.45%. On the other hand, we received a refund of approximately $5.5 million in prepayments made on equipment and machinery purchases that we cancelled, as well as a loan repayment of approximately $5.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for fiscal 2012 largely resulted from activities related to short-term borrowings, including our proceeds from, and our repayments of, such borrowings. On September 14, 2011, we repaid approximately $5.04 million (RMB 32 million) in short-term loan from Shanghai Pudong Development Bank (“SPDB”) and we renewed the loan for another year with SPDB to borrow approximately $5.04 million (RMB 32 million) with annual interest rate of 6.71%. On March 15, 2012, the loan was repaid and we entered into a new loan and borrowed approximately $5.67 million (RMB 36,000,000) for one year with annual interest rate of 7.22%. Top Favour deposited $6.5 million with SPDB with an annual interest rate of 1.3% as collateral, and the new loan is also guaranteed by our CEO. On December 22, 2011, we deposited approximately $1.57 million (RMB 10 million) with SPDB as restricted cash, and issued approximately $3.14 million of guaranteed bank notes. Such notes matured and were repaid on June 21, 2012, and the related restricted cash was returned to us accordingly. On March 19, 2012, we entered into an agreement with SPDB and issued approximately $1.57 million (RMB 10 million) of bank guaranteed notes by depositing the same amount as restricted cash with the bank. On April 25, 2012, we entered into another agreement with SPDB, and issued approximately $3.14 million (RMB 20 million) of bank guaranteed notes, and deposited approximately $1.57 million (RMB 10 million) as restricted cash for such notes. We also repaid our CEO approximately $0.31 million that he loaned us for working capital.

Net cash provided by financing activities for fiscal 2011 also mainly resulted from activities related to short-term borrowings. We deposited approximately $6.9 million with PRCB as restricted cash to obtain $14 million credit to issue bank guaranteed notes, and we issued an aggregate of approximately $19 million in bank guaranteed notes in fiscal 2011. In April 2011, we repaid our approximately $15 million (RMB 100 million) loan from SPDB, which released approximately $17 million that was deposited as restricted cash to secure the loan. In May 2011, we also deposited approximately $6.2 million as restricted cash with SPDB to obtain a loan of approximately $4.8 million (RMB 32 million). We paid approximately $22.6 million to PRCB to settle our matured bank guaranteed note payables, which released $10.7 million of restricted cash that was deposited as security on such note payables. We also repaid $528,150 in full to Hongfeng Coal Processing and Coking Co., Ltd. We obtained approximately $1.3 million from the exercise of warrants to purchase 219,756 shares of our common stock. In April 2011, we borrowed approximately $54.9 million (RMB 360 million) from Bairui Trust. We also borrowed approximately $400,000 from our CEO for working capital, and received approximately $420,000 from one of our directors (who is also a management member of Hongli) that we previously advanced to him for business development activities.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our CEO.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% or 100% of the face value of the notes as well as guarantees from our CEO, Hongli and/or an unrelated third party. We currently have such arrangements with SPDB. Under our arrangements with SPDB, we are subject to a diligence review for each note issued, and SPDB charges us a processing fee based on 0.05% of the face value of each note.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.0 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) will now be due on October 2, 2012, RMB 100 million (approximately $15.8 million) will now be due on April 2, 2013, RMB 50 million (approximately $7.9 million) will now be due on October 2, 2013, and RMB 180 million (approximately $28.5 million) will now be due on April 2, 2014.

Our business plan involves growing our business through: (1) expanding and modernizing our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products; (3) acquiring other coal mines to source raw materials; and (4) looking for opportunities to build up long term strategic business relations with quality mining companies to expand our coal trading business.

Of the foregoing, the following are expected to require capital resources:

•	New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located beside our current facilities in Pingdingshan City. Because the new facility will share the electricity, water and heating systems of our existing facilities, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $60 million. We intend to use the line of credit from PRCB to complete the construction of our new coking facility, although we have slowed down construction in light of the weak coke market.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. We also intend to use our line of credit from PRCB to complete these projects. These projects have not commenced as of the date of this Report, although we currently expect to complete them sometime during calendar 2013.

During fiscal year ended June 30, 2012, we had capital expenditures of approximately $29.6 million. Such expenditures were for equipment and machinery purchases and site expansion for our new coking plant.

Our management presently anticipates that the proceeds from our prior equity issuance, access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of our new coking facility, and the upgrades to our coal mine safety systems. We intend to utilize existing cash, cash flow from operations and bank loans to complete our new coking plant and mine safety upgrades. Any future facility expansion, improvement projects and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

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

Accounts receivables, trade, net

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. No allowance for doubtful accounts is considered necessary at the balance sheets dates.

Intangible assets - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons.  Our coal reserves are controlled through direct ownership by our VIEs which generally last until the recoverable reserves are depleted.

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.  As of June 30, 2012 and 2011, there was no impairment of long-lived assets.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2012, we had approximately $12 million in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our audited consolidated financial statements for the fiscal years ended June 30, 2012 and 2011, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SinoCoking Coal and Coke Chemical Industries, Inc.

We have audited the accompanying consolidated balance sheets of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows and equity for the years then ended. SinoCoking Coal and Coke Chemical Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2012

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$2,366,718	$26,266,687
Restricted cash	9,668,000	8,320,500
Accounts receivable, trade, net	12,017,231	8,489,272
Notes receivable, trade	14,176,800	-
Notes receivable, mine acquisition	9,155,520	-
Other receivables	1,412,008	232,126
Loans receivable	9,849,937	16,764,390
Refundable deposit	4,752,000	-
Inventories	2,382,444	3,010,926
Advances to suppliers	12,267,806	8,994,833
Advances to suppliers - related parties	-	575,700
Prepaid expenses	633,313	-
Total current assets	78,681,777	72,654,434

PLANT AND EQUIPMENT, net	16,211,984	17,157,542

CONSTRUCTION IN PROGRESS	39,379,553	23,204,544

OTHER ASSETS
Prepayments	36,071,853	42,661,993
Intangible assets, net	31,635,487	31,328,852
Long-term investments	2,825,730	2,753,660
Other assets	110,880	108,290
Total other assets	70,643,950	76,852,795

Total assets	$204,917,264	$189,869,315

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - banks	$26,294,400	$4,950,400
Accounts payable, trade	4,023	144,147
Notes payable	4,752,000	-
Other payables and accrued liabilities	802,028	1,271,585
Other payables - related parties	156,227	455,768
Acquisition payable	4,593,600	154,700
Customer deposits	138,457	127,965
Taxes payable	1,522,062	2,856,671
Total current liabilities	38,262,797	9,961,236

LONG TERM LIABILITIES
Long term loans	36,432,000	55,692,000
Warrants liability	716,648	5,569,047
Total long term liabilities	37,148,648	61,261,047

Total liabilities	75,411,445	71,222,283

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized, 21,121,372 and 21,090,948 issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	21,121	21,091
Additional paid-in capital	3,592,053	3,442,083
Statutory reserves	3,689,941	3,403,793
Retained earnings	110,257,132	98,004,993
Accumulated other comprehensive income	7,613,972	5,111,872
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	125,174,219	109,983,832

NONCONTROLLING INTERESTS	4,331,600	8,663,200

Total equity	129,505,819	118,647,032

Total liabilities and equity	$204,917,264	$189,869,315

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED JUNE 30,
	2012	2011

REVENUE	$78,912,770	$74,287,993

COST OF REVENUE	63,745,461	47,267,309

GROSS PROFIT	15,167,309	27,020,684

OPERATING EXPENSES:
Selling	210,568	316,663
General and administrative	2,993,580	3,206,823
Total operating expenses	3,204,148	3,523,486

INCOME FROM OPERATIONS	11,963,161	23,497,198

OTHER INCOME (EXPENSE)
Interest income	1,413,937	416,614
Interest expense	(2,356,333)	(1,472,368)
Other finance expense	(225,005)	(451,152)
Other income (expense), net	241,635	(152,879)
Change in fair value of warrants	4,852,399	23,135,827
Total other income, net	3,926,633	21,476,042

INCOME BEFORE INCOME TAXES	15,889,794	44,973,240

PROVISION FOR INCOME TAXES	3,395,237	5,065,380

NET INCOME	12,494,557	39,907,860

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,502,100	3,976,331

COMPREHENSIVE INCOME	$14,996,657	$43,884,191

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,093,525	20,962,091
Diluted	21,093,525	21,021,255

EARNINGS PER SHARE
Basic	$0.59	$1.90
Diluted	$0.59	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2010	20,871,192	$20,871	$67,269	$1,837,395	$59,373,726	$1,135,541	$-	$62,434,802
Warrants exercised-cash proceeds	219,756	220	1,318,316					1,318,536
Warrants exercised-derivative value			2,056,498					2,056,498
Noncontrolling interest in acquirees							8,663,200	8,663,200
Net income					39,907,860			39,907,860
Adjustment of statutory reserve				1,566,398	(1,276,593)			289,805
Foreign currency translation adjustments						3,976,331		3,976,331
BALANCE, June 30, 2011	21,090,948	21,091	3,442,083	3,403,793	98,004,993	5,111,872	8,663,200	118,647,032
Shares issued for services	30,424	30	149,970					150,000
Acquisition of noncontrolling interest							(4,331,600)	(4,331,600)
Net income					12,494,557			12,494,557
Adjustment of statutory reserve				286,148	(242,418)			43,730
Foreign currency translation adjustments						2,502,100		2,502,100
BALANCE, June 30, 2012	21,121,372	$21,121	$3,592,053	$3,689,941	$110,257,132	$7,613,972	$4,331,600	$129,505,819

The accompanying notes are an integral part of these audited consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,494,557	$39,907,860
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,352,871	1,856,068
Amortization and depletion	439,871	1,536,739
Write-off of other receivables and advances to suppliers	530,902	31,689
Change in fair value of warrants	(4,852,399)	(23,135,827)
Warrants granted for service	-	325,285
Reservation of mine maintenance fee	43,730	289,805
Equity investment income	(6,171)	-
Stock issued for services	150,000	-
Change in operating assets and liabilities
Accounts receivable, trade	(3,303,927)	(2,846,415)
Notes receivable, trade	(14,087,300)	1,071,390
Other receivables	(993,811)	230,494
Inventories	1,807,743	(619,872)
Advances to suppliers	(3,165,668)	(561,559)
Advances to suppliers - related parties	-	(3,665,486)
Prepaid expenses	(628,746)	-
Accounts payable, trade	(142,663)	(152,894)
Other payables and accrued liabilities	(485,054)	(54,950)
Customer deposits	7,385	15,381
Taxes payable	(1,394,076)	1,527,445
Net cash (used in) provided by operating activities	(12,232,756)	15,755,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(2,847,200)	(19,683,800)
Long-term investment	-	(2,686,020)
Repayment of loans receivable	9,886,453	5,599,918
Payments on equipment and construction in progress	(15,526,921)	(12,249,680)
Payments on business acquisitions	-	(14,486,400)
Prepayments on construction in progress	(16,527,000)	(3,247,319)
Refunds of construction prepayments	-	5,504,109
Refunds of coal mine acquisition prepayments	11,061,403	-
Prepayments of intangible assets	(1,903,344)	(23,932,740)
Net cash used in investing activities	(15,856,609)	(65,181,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(1,287,000)	14,782,500
Cash proceeds from exercise of warrants	-	1,318,536
Proceeds from notes payable	7,870,000	19,617,000
Payments of notes payables	(3,148,000)	(22,635,000)
Proceeds from short-term loans - bank	10,703,200	4,828,800
Proceeds from long-term loans - bank	-	54,324,000
Payments of short-term loans - bank	(10,073,600)	(15,090,000)
Payments of short-term loans - others	-	(528,150)
(Payments to)/proceeds from related parties	(308,794)	874,787
Net cash provided by financing activities	3,755,806	57,492,473

EFFECT OF EXCHANGE RATE ON CASH	433,590	797,985

(DECREASE)/INCREASE IN CASH	(23,899,969)	8,863,679

CASH, beginning of year	26,266,687	17,403,008

CASH, end of year	$2,366,718	$26,266,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$4,326,734	$4,138,345
Cash paid for interest expense, net of capitalized interest	$2,984,940	$1,472,368

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Warrants issued for placement agent fee	$-	$325,285
Reclassification of long-term prepayments to other receivable	$-	$526,641
Transferred from advances to suppliers - related parties to other receivables	$585,748	$-
Construction-in-progress acquired with prepayments made in prior year	$-	$7,008,440
Reclassification of derivative liability to equity related to exercise of warrants	$-	$2,056,498
Reclassification of prepayment to refundable deposit	$4,722,000	$-
Reclassification of coal mine acquisition prepayments to notes receivable, mine acquisition	$9,097,720	$-
Refunds of coal mine acquisition prepayments offset by inventory purchases	$1,111,673	$-
Business acquisition with prepayments made in prior year	$-	$4,527,000
Acquisition payable accrued for coal mine acquisition	$4,407,200	$-

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

As a result of the Share Exchange, Top Favour’s shareholders owned approximately 97% of the issued and outstanding shares immediately after the Share Exchange, and the management members of Top Favour became the directors and officers of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) is, in substance, those of Top Favour (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the Share Exchange. As the Share Exchange was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction.

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

Due to an accident during the quarter ended December 31, 2011 at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level coal mine consolidators in Henan, all mid-scale mines are required to undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines, including the Hongchang, Xingsheng, Shuangrui and Shunli coal mines which were previously awaiting government confirmation to resume operations.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities as of June 30, 2012:

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

•     85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

•     Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)

		VIE by contractual arrangements (1)
Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	• A PRC limited liability company • Incorporated on July 19, 2007 • Registered capital of $396,000 (RMB 3,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)	• A PRC limited liability company • Incorporated on August 13, 2009 • Registered capital of $461,700 (RMB3,000,000) fully funded • Acquired by Hongchang Coal on May 20, 2011	VIE by contractual arrangements as a wholly-owned subsidiary of Hongchang Coal

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	• A PRC limited liability company • Incorporated on August 1, 2006 • Registered capital of $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Xingsheng Coal Co., Ltd. (“ Xingsheng Coal”)	• A PRC limited liability company • Incorporated on December 6, 2007 • Registered capital of $559,400 (RMB 3,634,600) fully funded • 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli
Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)

•     A PRC limited liability company

•     Incorporated on March 17, 2009

•     Registered capital of $620,200 (RMB4,029,960) fully funded

•     60% of equity ownership acquired by Hongli on May 20, 2011

•     100% of equity ownership acquired by Hongchang Coal on June 20, 2012

VIE by contractual arrangements as a wholly-owned subsidiary of Hongchang Coal
Zhonghong Energy Investment Company (“Zhonghong”)

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

In August 2010, the Pingdingshan municipal government notified Hongli to increase its registered capital by RMB 20,000,000 to RMB 28,080,000 in order to maintain its coal trading license. Accordingly, the equity owners of Hongli contributed such additional registered capital, which amount was contributed in full as of August 26, 2010. However, the equity owners did not contribute in proportion to their original ownership percentages, such that Hongli is now 85.40% owned by Mr. Jianhua Lv (the Company’s CEO), 9.1% by Ms. Xin Zheng, 3.99 % by Mr. Wenqi Xu, and 1.42% by Mr. Guoxiang Song. As a result, on September 9, 2011, certain of the contractual arrangements between Hongyuan and Hongli (namely, the operating agreement, option agreement, voting rights proxy agreement and equity pledge agreement) were re-executed to reflect such new ownership percentages in Hongli from the increased registered capital, and the Company was made a party to such re-executions. Otherwise, the terms of these agreements remain unchanged. Registration of the additional registered capital and the change in ownership percentages in Hongli with the Pingdingshan Administration for Industry and Commerce was completed on April 29, 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the equity owners of Hongli do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Hongli and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Hongli’s results, assets and liabilities in the accompanying financial statements.

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30, 2012	June 30, 2011
Total current assets	$58,535,803	$49,774,889
Total assets	$184,771,289	$166,989,770
Total current liabilities	$53,633,472	$78,860,160
Total liabilities	$90,065,472	$78,860,160

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 13). As of June 30, 2012, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 21).

Note 2 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Accounting Standards Codification (“ASC”) 810 – “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. The contractual arrangements entered into between Hongyuan and Hongli are comprised of the following series of agreements:

(1)	a Consulting Services Agreement, through which Hongyuan has the right to advise, consult, manage and operate Hongli and its subsidiaries (“the Operating Companies”), collect, and own all of the respective net profits of the Operating Companies;

(2)	an Operating Agreement, through which Hongyuan has the right to recommend director candidates and appoint the senior executives of the Operating Companies, approve any transactions that may materially affect the assets, liabilities, rights or operations of the Operating Companies, and guarantee the contractual performance by the Operating Companies of any agreements with third parties, in exchange for a pledge by the Operating Companies of their respective accounts receivable and assets;

(3)	a Proxy Agreement, under which the equity holders of the Operating Companies have vested their voting control over the Operating Companies to Hongyuan and will only transfer their equity interests in the Operating Companies to Hongyuan or its designee(s);

(4)	an Option Agreement, under which the equity holders of the Operating Companies have granted Hongyuan the irrevocable right and option to acquire all of its equity interests in the Operating Companies, or, alternatively, all of the assets of the Operating Companies; and

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	an Equity Pledge Agreement, under which the equity holders of the Operating Companies have pledged all of their rights, title and interest in the Operating Companies to Hongyuan to guarantee the Operating Companies’ performance of their respective obligations under the Consulting Services Agreement.

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

Stock-based compensation expense is recognized based on awards expected to vest.  U.S. GAAP require forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

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

Shipping and handling costs

Shipping and handling costs related to goods sold are included in selling expense. There were no shipping and handling costs for the years ended June 30, 2012, and 2011, because the customers paid for such expenses.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, its subsidiaries and VIEs in the PRC is denominated in RMB.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the subsidiaries and VIEs whose functional currencies are other than the U.S. dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

The balance sheet amounts, with the exception of equity, at June 30, 2012 and 2011 were translated at RMB 6.31 to $1 and RMB 6.46 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2012 and 2011 were at RMB 6.35 to $1 and RMB 6.63 to $1, respectively.

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (See Note 14). For long-term investments (which consist of a 2.86% equity interest in a credit union in China and a 49% equity interest in a joint venture between Zhonghong and Henan Coal Seam Gas), it was impracticable for the Company to obtain their fair values at June 30, 2012.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Carrying Value at June 30, 2012	Fair Value Measurement at June 30, 2012
		Level 1	Level 2	Level 3
Warrants liability	$716,648	$—	$716,648	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011
Beginning fair value	$5,569,047	$30,436,087
Issuance of warrants	-	325,285
Realized gain recorded in earnings	(4,852,399)	(23,135,827)
Value of warrants exercised recorded in APIC	-	(2,056,498)
Ending fair value	$716,648	$5,569,047

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on June 30, 2012 and 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	June 30, 2011
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$2.05	$4.56
Expected term (year)	2.60-4.78	3.60-5.78
Risk-free interest rate	0.38-0.69%	1.10-2.05%
Expected volatility	75-85%	75%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended June 30, 2012 and 2011, the two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of June 30, 2012 and 2011, the Company had $11,880,025 and $34,425,040 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

Notes receivable, trade

These notes receivable represent trade accounts receivable due from customers where the customers’ banks have guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customers’ banks prior to the due dates. However, early request for payment will incur an interest charge and a processing fee.

Notes receivable, mine acquisition

These notes receivable represent settlement of the receivables from payments made for mine acquisition where the issuers’ banks have guaranteed payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the issuers’ banks earlier than the scheduled payment dates. However, early request for payment will incur an interest charge and a processing fee.

Other receivables

Other receivables include advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans receivable

Loans receivable represents the amount the Company expects to collect from unrelated parties. The loans either are due on demand or mature within a year, and are either unsecured or secured by the properties of the borrowers or guaranteed by unrelated parties. All loans receivables are subject to interest charges. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

Refundable deposit

A deposit was made to Henan Coal Seam Gas and is refundable when the joint venture between it and Zhonghong (see Note 13) commences operations.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2012 and 2011, no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies to certain suppliers for raw material purchases. These advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the years ended June 30, 2012 and 2011, $914,688, and $794,011 in interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons.  The Company’s coal reserves are controlled by its VIEs and generally last until the recoverable reserves are depleted.

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value.  As of June 30, 2012 and 2011, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2012, management believes no impairment charge is necessary.

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

In May 2009, the Bureau of Finance and the Bureau of Land and Resource of Henan Province issued regulations on mine environmental control and recovery which require mining companies to file an evaluation report regarding the environmental impacts of mining (the “Evaluation Report”) before December 31, 2010. The corresponding authorities would then determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation will be determined by the authorities based on the approved filing. Such requirement was extended along with the extension of the provincial mine consolidation schedule. However, such extension date has not been finalized by the related provincial authorities.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record such asset retirement obligation as of June 30, 2012 and 2011 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

Income taxes

Deferred income taxes are provided on the asset and liability method for temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2012, and 2011.  As of June 30, 2012, federal and state tax returns filed for June 30, 2011, 2010 and 2009 remain subject to examination by the taxing authorities.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests

As further discussed in Note 21, as of June 30, 2012, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. As of June 30, 2011, noncontrolling interests include the 40% interests of Xingsheng Coal and a 40% equity interest of Shuangrui Coal, also owned by unrelated parties. For the years ended June 30, 2012, and 2011, there was no net income or loss attributable to such noncontrolling interests because neither entity was operational during such periods.

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC – 260 “Earnings Per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants were assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive income

FASB’s accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires all items to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated income statements.

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

For the year ended June 30, 2012, 90.5% of the Company’s revenue was from four major customers who individually accounted for 25.4%, 23.6%, 21.0% and 20.5% of total revenue, respectively. Accounts receivable from these four customers represented 25.5%, 22.9%, 22.8%, and 22.2% of the total accounts receivable balance as of June 30, 2012, respectively.  For the year ended June 30, 2011, 74.6% of the Company’s revenue was from three major customers who individually accounted for 38.0%, 21.4%, and 15.2% of total revenue, respectively. Account receivables from these three customers were 27.0%, 20.4%, and 11.1% of the total account receivable balance as of June 30, 2011, respectively.

For the year ended June 30, 2012, five major suppliers provided 61.9% of the Company’s raw material purchases, with each supplier individually accounting for 15.8%, 12.7%, 12.5%, 10.7% and 10.2% of total purchases, respectively. For the year ended June 30, 2011, three major suppliers provided 32.9% of the Company’s total raw material purchases, with each supplier individually accounting for 11.4%, 10.9% and 10.6% of total purchases, respectively. The Company held no accounts payable from its major suppliers as of June 30, 2012 and 2011.

Note 4 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, the Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On June 15, 2011, CPL repaid $86,610 of the loan principal, and on July 19, 2011, CPL repaid $1,859,053 of the loan principal.

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

During the year ended June 30, 2012, the Company wrote off $353,561 of certain other receivables representing interest on the loans to Mr. Qimin Jian and Mr. Chong Chen from the prior fiscal year and for the three months ended September 30, 2011.

In August 2011, Top Favour loaned an additional $801,000 to CPL. This loan is unsecured, interest free, and due on demand. On November 4, 2011, Top Favour entered a supplement agreement with CPL to extend the loan to November 4, 2012 and to add an annual interest rate of 7%.

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

On February 20, 2012, the Company loaned $950,400 (RMB 6 million) to Pingdingshan Hongfeng coal wash Co., Ltd. (“Hongfeng”), an unrelated party. This loan was due on August 20, 2012, was unsecured, and had an annual interest rate of 3.5%. The principal of this loan was settled in full on August 9, 2012 by a note from Hongfeng guaranteed by its bank. The note is due on February 9, 2013.

For the years ended June 30, 2012 and 2011, interest income from loans receivable amounted to $1,370,939, and $60,097, respectively.

Note 5 – Other receivables

Other receivables consisted of the following:

	June 30, 2012	June 30, 2011
Receivables from an unrelated company	$1,099,910	$125,503
Advances to employees	117,394	42,740
Interest receivable	193,119	-
Miscellaneous	1,585	63,883
Other receivables	$1,412,008	$232,126

For the years ended June 30, 2012 and 2011, the Company wrote off $50,211 and $31,689 in uncollectible other receivables, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2012	June 30, 2011
Raw materials	$244,425	$179,957
Work in process	315,143	751,529
Supplies	55,043	87,430
Finished goods	1,767,833	1,992,010
Total	$2,382,444	$3,010,926

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances to suppliers as of June 30, 2012 and 2011 amounted to $12,267,806 and $8,994,833, respectively. For the year ended June 30, 2012, the Company wrote off $127,130 in uncollectible advances to suppliers.

Note 8 – Prepaid expenses

Prepaid expenses consisted of the following:

	June 30, 2012	June 30, 2011
Prepaid interest	$620,995	$-
Prepaid rental	11,745	-
Miscellaneous	573	-
	$633,313	$-

Prepaid interest arose from the Company’s loans from Bairui Trust Co., Ltd. (“Bairui”) (see Note 14). As required by its supplemental loan agreement with Bairui, the Company prepaid one year of interest on April 2, 2012, the beginning date of the loans per the supplemental loan agreement, at an annual interest rate of 1.5%, and is required to pay the remaining 4.8% annual interest on a monthly basis.

Note 9 – Prepayments

Prepayments consisted of the following:

	June 30, 2012	June 30, 2011
Land use rights	$11,110,556	$8,980,335
Mine acquisitions	-	25,546,922
Construction	24,961,297	8,134,736
Total	$36,071,853	$42,661,993

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of June 30, 2012 and 2011, prepayments for land use rights amounted to $11,110,556 and $8,980,335, respectively. The Company is in the process of registering the land use right certificates with Pingdingshan Bureau of Land and Resources and expects to obtain such registrations by December 31, 2012, at an estimated total cost of $11,571,120 (RMB 73,050,000).

Prepayments for acquisitions

The Company has been pursuing acquisitions of coal mine companies with annual production capacity of 150,000 to 300,000 metric tons, pursuant to a government-directed coal mine consolidation program. As of June 30, 2011, the Company prepaid $20,905,922 (RMB 135,138,476) in the aggregate in connection with four potential targets which the Company later decided not to acquire. Pursuant to the Company’s agreements with the owners of these four targets entered into in August 2011, the Company’s prepayments would be refunded to the Company by December 31, 2011. In August 2011, $7.86 million (RMB 50,210,000) was refunded to the Company and approximately $1.1 million (RMB 7,062,727) was reclassified as coal product purchase deposit and subsequently offset against inventory purchases. The balance of $12,323,520 (RMB 77.8 million) was accounted for as a receivable of mine acquisition prepayments. Such amount was settled in the form of notes receivable and cash, including notes receivable amounting to $9,155,520 during the year ended June 30, 2012 (see Note 2).

In December 2010, the Company advanced $4,752,000 (RMB 30 million) to Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level mine consolidator as security deposit, to form a joint-venture with Zhonghong for the purpose of acquiring coal mines within Henan Province and future operations. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), was established on April 28, 2011. Henan Coal Seam Gas will return such advance to the Company as soon as the Company commences to consolidate all of its existing mines under Hongyuan CSG. Such advance was reclassified as refundable deposit as of June 30, 2012.

As of June 30, 2012 and June 30, 2011, prepayments for mine acquisitions amounted to $0 and $25,546,922, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for construction

Prepayments for construction are mainly cash advanced to contractors and equipment suppliers in connection with the Company’s new coking plant under construction, as well as for tunnel improvement at the Company’s Hongchang coal mine.

As of June 30, 2012, the Company made prepayments of approximately $28.2 million (RMB 177.8 million) toward construction of its new coking plant.

In addition, the Company made prepayments of approximately $1.27 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels. As of June 30, 2012, this project had not commenced. The Company expects to start this project in late 2012.

The Company also made prepayments of approximately $3.17 million (RMB 20 million) during May 2012 for upgrading the safety instruments at the Hongchang coal mine. This project has not commenced. The Company expects to complete this project in the middle of 2013.

The total contract price of construction amounted to approximately $64.9 million. Prepayments for construction, as of June 30, 2012 and 2011, amounted to $24,961,297 and $8,134,736, respectively.

Note 10 –Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2012	June 30, 2011
Buildings and improvements	$10,833,976	$10,580,909
Mine development cost	11,446,035	11,178,672
Machinery and equipment	7,320,964	7,149,957
Other equipment	436,810	421,189
Total	30,037,785	29,330,727
Less accumulated depreciation	(13,825,801)	(12,173,185)
Total plant and equipment, net	$16,211,984	$17,157,542

Depreciation expense amounted to $1,352,871, and $1,856,068 for the years ended June 30, 2012, and 2011, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations in September 2011.

Note 11 – Construction in progress

Construction in progress at June 30, 2012 and 2011 amounted to $39,379,553 and $23,204,544, respectively. Construction in progress was related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of June 30, 2012	Estimate cost to complete	Estimated total cost	Estimated completion date
New coking plant	$39,379,553	$26,258,137	$65,637,690	June 2013

Note 12 – Intangible assets

Intangible assets consisted of land use rights and mining rights, which consisted of the following:

	June 30, 2012	June 30, 2011
Land use rights	$2,483,253	$2,425,247
Mining rights	42,994,875	41,990,576
Total intangible assets	45,478,128	44,415,823
Accumulated amortization – land use rights	(586,323)	(505,260)
Accumulated depletion – mining rights	(13,256,318)	(12,581,711)
Total land use rights, net	$31,635,487	$31,328,852

Amortization expense for the years ended June 30, 2012 and 2011 amounted to $68,544, and $65,713, respectively. Depletion expense for the years ended June 30, 2012 and 2011 amounted to $371,327, and $1,471,026, respectively. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2013	$68,544
2014	68,544
2015	68,544
2016	68,544
2017	68,544
Thereafter	1,554,210
Total	$1,896,930

Note 13 – Long-term investments

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.2 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents an approximately 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of June 30, 2012, approximately $3.09 million (RMB 20 million) of the registered capital was funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method. For the years ended June 30, 2012 and 2011, Hongyuan CSG was inactive.

For the years ended June 30, 2012 and 2011, equity investment income was $6,171 and $0, respectively.

Note 14 – Loans

Short-term loans

On June 16, 2011, Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%, which is classified as restricted cash; the loan was guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan agreement and borrowed $5,702,400 (RMB 36,000,000) for one year with a per annum interest rate of 7.22%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO.

On November 30, 2011, the Company entered into a supplemental agreement with Bairui Trust Co., Ltd., an unrelated party (“Bairui”), and $20,592,000 (RMB 130 million) of the long term loan from Bairui was reclassified as a short term loan as of June 30, 2012 (see “Long-term loans” below).

As of June 30, 2012 and 2011, the balance of short-term loans amounted to $26,294,400 and $4,950,400, respectively.

Long-term loans

Long-term loans represent amounts due to unrelated lenders and mature over one year.

On April 2, 2011, Hongli entered into a loan agreement with Bairui pursuant to which Bairui agreed to loan Hongli the sum of approximately $57.0 million (RMB 360 million) with annual interest of 6.3%, of which approximately $28.5 million (RMB 180 million) is due on April 2, 2013, and approximately $28.5 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and guaranteed by Hongyuan and the Company’s CEO.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2011, the Company entered into a supplemental agreement with Bairui to revise the terms of the prior agreement. As supplemented, approximately $4.8 million (RMB 30 million) with annual interest of 6.3% is now due on October 2, 2012, approximately $15.8 million (RMB 100 million) with annual interest of 6.3%, is now due on April 2, 2013, approximately $7.9 million (RMB 50 million) with annual interest of 6.3% is now due on October 2, 2013, and approximately $28.5 million (RMB 180 million) with annual interest of 6.3% is now due on April 2, 2014.

As of June 30, 2012 and 2011, the balance of long-term loans amounted to $36,432,000 and $55,692,000, respectively.

Weighted average interest rate of the short-term and long-term loans was 5.30%, and 7.99% for the years ended June 30, 2012 and 2011, respectively. Total interest expense on short term and long-term loans for the years ended June 30, 2012 and 2011 amounted to $3,271,021, and $2,246,876, respectively, of which $914,688, and $794,011 was capitalized into CIP, respectively.

Note 15 – Notes payable

Notes payable represents lines of credit extended by banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on such lines of credit. The short term note payable is guaranteed by the banks for its complete face value through a letter of credit and matures within three to six months of issuance.

On December 22, 2011, the Company entered into a note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $3,166,000 (RMB 20 million) maturing on June 21, 2012, to the Company to purchase raw coal. SPDB required the Company to deposit 50% of the notes payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the note payable was guaranteed by the Company’s CEO and Hongli. SPDB charged processing fees based on 0.05% of the face value of the notes.  The note payable was paid off on June 21, 2012.

On March 19, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $1,584,000 (RMB 10 million) maturing on September 21, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 100% of the note payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the notes.

On April 25, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $3,168,000 (RMB 20 million) maturing on October 25, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 50% of the notes payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the notes.

Note 16 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, utilities, professional services, and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	June 30, 2012	June 30, 2011

Other payables	$571,919	$-
Accrued liabilities	230,109	1,271,585
Total	$802,028	$1,271,585

Note 17 – Acquisition payable

On May 20, 2011, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40% of Shuangrui Coal’s equity interest. The title of such 40% equity interest was transferred to Hongli, giving Hongli full control of Shuangrui Coal. The purchase price of such 40% equity interest was tentatively set at approximately $4,435,200 (RMB 28 million) subject to certain price adjustments to be finalized by the parties. For the years ended June 30, 2012 and 2011, acquisition payable was $4,593,600 and $154,700, respectively, which represented the accrual purchase price of Shuangrui Coal (see Note 21).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Taxes

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

The estimated tax savings from the foregoing reduced tax rate amounted to $322,449, and $1,471,736 for the years ended June 30, 2012 and 2011, respectively. If the statutory income tax had been applied, the Company would have had decreased basic and diluted earnings per share from $0.59 to $0.58 for the year ended June 30, 2012, respectively, and decreased basic and diluted earnings per share from $1.90 to $1.83 for the year ended June 30, 2011, respectively.

The provision for income taxes consisted of the following:

	For the years ended June 30,
	2012	2011
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	3,395,237	5,065,380
Total provision for income taxes	3,395,237	$5,065,380

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2012 and 2011:

	For the years ended June 30,
	2012	2011
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	(2.8)%	(6.2)%
Other item (1)	(0.8)%	(7.5)%
Effective rate	21.4%	11.3%

(1)	The (0.8)% for the year ended June 30, 2012 mainly represents gain on change in fair value of warrants of $4,852,399 incurred by the Company, which did not incur tax expense to the Company. The (7.5)% for the year ended June 30, 2011 mainly represents change in fair value of warrants of $23,135,827 incurred by the Company that was not subject to the income tax.

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2012. As of June 30, 2012, the estimated net operating loss carry forward for U.S. income tax purposes was approximately $1,827,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2032 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2012 and June 30, 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the valuation allowance is as follows:

	For years ended June 30,
	2012	2011
Beginning balance	$460,000	$276,000
Additions	160,000	269,000
Deductions	-	(85,000)
Ending balance	$620,000	$460,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $44.2 million as of June 30, 2012, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $13,954,823 and $10,633,858 for the year ended June 30, 2012, respectively, and $15,024,674 and $9,155,023 for the year ended June 30, 2011, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

Taxes payable

Taxes payable consisted of the following:

	June 30, 2012	June 30, 2011
VAT	$499,658	$888,602
Income tax	814,217	1,710,717
Others	208,187	257,352
Total taxes payable	$1,522,062	$2,856,671

Note 19 – Capital transactions

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

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for total expense of $150,000.

The following consisted of the outstanding and exercisable options at June 30, 2012

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	2.06 years	$86.79	10,851	2.06 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, June 30, 2010	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2012	10,851

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

As of June 30, 2012 and June 30, 2011, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $716,648 and $5,569,047 at June 30, 2012 and June 30, 2011, respectively. The decrease in fair value of warrants was $4,852,399 for the year ended June 30, 2012, and was recorded as gain on change in fair value of warrants.

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2010	36,973	590,446	3,199,190	250,000		4,076,609
Granted					50,000	50,000
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	(219,756)	-	(219,756)
Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 4.78 years as of June 30, 2012

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 2.60 years as of June 30, 2012.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 2.70 and 2.72 years as of June 30, 2012, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 2.70 years as of June 30, 2012.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 3.00 years as of June 30, 2012.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the years ended June 30,
	2012	2011
Net income for earnings per share	$12,494,557	$39,907,860

Weighted average shares used in basic computation	21,093,525	20,962,091
Diluted effect of warrants	-	59,164
Weighted average shares used in diluted computation	21,093,525	21,021,255
Earnings per share – Basic	$0.59	$1.90
Earnings per share – Diluted	$0.59	$1.90

The Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in the aggregate at June 30, 2012. For the year ended June 30, 2012, all outstanding options were excluded from the diluted earnings per share calculation since they are anti-dilutive.

The Company had warrants and option exercisable for 3,917,704 shares of the Company’s common stock in aggregate at June 30, 2011. For the year ended June 30, 2011, 3,876,609 of outstanding warrants and 10,851 of outstanding options were excluded from the diluted earnings per share calculation due to the anti-dilution feature while warrants underlying 30,244 shares of the Company’s common stock were included in the diluted earnings per share calculation using treasury method.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through June 30, 2012, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2012, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $158,000 (RMB 1 million) to be paid by the company for 60% equity interests. During the year ended June 30, 2012, Hongli and Shuangrui Coal’s sellers entered into an agreement to transfer the remaining 40% of Shuangrui Coal to Hongli, and Hongli concurrently transferred 100% of Shuangrui Coal to Hongchang Coal. The ownership transfer to Hongchang Coal was completed on June 20, 2012. As a result, the Company accrued $4,435,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Xingsheng Coal, which operates the Xingsheng coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Xingsheng Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng Coal’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of equity interests of Shunli Coal, which operates the Shunli coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang Coal, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongchang Coal owns 100% of the equity interests of Shunli Coal. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongchang Coal’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli Coal’s mining rights. The purchase price was paid in full in June 2011.

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 22 – Commitments and contingencies

Lease agreement

In April 2010, the Company entered into a lease agreement to lease three office units in Beijing from June 15, 2010 to June 14, 2013, with monthly lease payments of $22,688 (RMB 145,529) and monthly management fees of $4,003 (RMB 25,681). On August 12, 2010, the Company renewed the lease agreement to relocate the office units and lease the new units from August 15, 2010 to June 14, 2013, with monthly lease payments of $10,845 (RMB 69,565) and monthly management fee of $1,914 (RMB 12,276). The prior lease was terminated on August 14, 2010.

In August 2011, the Company entered into another lease agreement for three different office units within the same building to replace the above lease. The new lease is from September 15, 2011 to June 14, 2013, with monthly lease payments of $7,258 (RMB 46,565) and monthly management fees of $1,281 (RMB 8,184). The prior lease agreement was terminated on September 14, 2011.

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,780 (RMB 37,075).

Hongli leased an office in Pingdingshan from October 1, 2010 to September 30, 2011, with monthly lease payments of $2,108 (RMB 13,520). The lease was renewed from October 2011 to September 30 2012, with monthly lease payment of $2,550 (RMB 16,220). As of the date of this report, the Company has not renewed the lease.

For the years ended June 31, 2012, and 2011, lease expense were $154,221, and $363,130, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2013	$179,317
2014	10,571
2015	-
Total	$189,888

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the construction of its new coking facility and for equipment purchases. As of June 30, 2012, the aggregate contract amount was approximately $64,923,852. The Company has made payments of approximately $58,172,148, with the remaining $6,751,704 to be paid based on construction progress.

The Company signs annual framework purchase agreements with its vendors covering calendar year period and estimating quarterly purchase quantity and amount. For calendar year ended December 31, 2012, the aggregate purchase contract amount was approximately $97.9 million (RMB 621.8 million). The Company has purchased approximately $31.2 million (RMB 198.4 million) during the six months ended June 30, 2012, with the remaining approximately $66.6 million (RMB 423.4 million) to be paid based on purchase contracts.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2012, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of June 30, 2012. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses. During the year ended June 30, 2012, Hongli made additional contributions of $242,418 to its statutory reserve in connection with increasing its registered capital by $2,946,000 (RMB 20 million).

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of June 30, 2012.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	June 30, 2012	June 30, 2011	50% of registered capital	Future contributions required as of June 30, 2012

Hongli	$2,067,215	$1,824,797	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Shunli Coal	-	-	230,850	230,850
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,043,158	9,950,483	7,667,217
Mine reproduction reserve	1,404,365	1,360,635	-	-
Total statutory reserve	$3,689,941	$3,403,793	$9,950,483	$7,667,217

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Related party transactions

Advances to suppliers – related party at June 30, 2011 amounted to $575,700. The balance represented prepayments to the 40% owner of Xingsheng Coal for coal purchases. The Company acquired 60% of Xingsheng Coal’s equity interests on May 20, 2011(see Note 21).

Other payables-related parties represented advances from its CEO. Advances from the CEO amounted to $156,227 and $455,768 at June 30, 2012 and 2011, respectively. Such advances are interest free, due on demand and will be settled in cash payments.

Note 25 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and the respective revenue are summarized as follows:

	For the years ended June 30,
	2012	2011
Coke	$38,656,636	$35,970,933
Coal tar	1,946,314	3,358,513
Raw coal	5,441,981	15,073,052
Washed coal	32,867,839	19,885,495
Total	$78,912,770	$74,287,993

Note 26 – Subsequent events

On July 2, 2012, Shunli Coal and Hongchang Coal entered into an agreement to transfer all of Shunli Coal’s mining rights to Hongchang Coal, in connection with the Company’s plans to consolidate mining areas under Hongchang Coal for future production. On July 4, 2012, Shunli Coal was dissolved. The Company is planning to combine all the mining rights for future production.

On September 6, 2012, the Company signed an inventory purchase agreement with Datong Coal Mine Group, Ltd. (“Datong Group”), a state-owned coal producer based in Shanxi Province. Pursuant the terms of the agreement, Datong Group will supply Hongli with up to 120,000 metric tons of thermal coal through the end of September 2012.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

Management has continued to focus on internal controls over financial reporting. While various remedial actions have been taken this year, we want to highlight the following specific changes in internal control over financial reporting during the year:

•	We engaged a third-party consultant firm who is knowledgeable in and is experienced in U.S. GAAP to assist with our financial reporting process, and the firm assigns some of its staff to work in our accounting department throughout the year;

•	As of June 30, 2012, we did not have any material investment activities without proper preapproval process in accordance with our internal control over investments;

•	We continue to set up internal control policies, such as clear segregation of duties among our employees; and

•	We hired more professional staff to fulfill accounting department duties, which has improved our internal communications and approval process.

 (c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. These controls are designed and implemented under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and the Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that:

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

As of June 30, 2012, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2012:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. The Company’s Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

In addition, since we completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate operating effectiveness of our controls as of June 30, 2012. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we intend to do the following:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

Despite the material weaknesses and deficiencies reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	44	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Zan (“Sam”) Wu	35	Chief Financial Officer	February 5, 2010
Hui Zheng	40	Vice President of Operations and Director	February 5, 2010
Yushan Jiang	58	Independent Director	February 5, 2010
Hui Huang	44	Independent Director	February 5, 2010
Haoyi Zhang	38	Independent Director	February 5, 2010

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

Yushan Jiang has served as the chief executive officer of the Pingdingshan Coal Group Shoushan Coking Co., Ltd. since February 2007. Prior to this, from 2001 to 2007, he was chief engineer at the Henan Tianhong Coking Company. Mr. Jiang developed expensive experience in the coking industry as an employee, director, and head of research and development for various coking operations since 1972.  None of these operations is related to or affiliated with the Company. Mr. Jiang is also currently a vice-director and member of the Coking Committee of the Henan Province Metals Association, and vice-secretary of the Henan Province Institute of Coal & Coke. Mr. Jiang holds a Bachelor’s degree in Coal and Chemistry from the Wuhan College of Iron & Steel. Mr. Jiang’s extensive working and leadership experience in the coking industry and his educational background qualify him to serve on our Board.

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

During the fiscal year ended June 30, 2012, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	1	1
Audit committee	0	2
Compensation committee	0	1
Nominating committee	0	1

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2012 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianhua Lv (1)	2012	240,000	0	0	0	0	0	0	240,000
Chairman and	2011	192,000	—	—	—	—	—	—	192,000
Chief Executive Officer	2010	80,000	—	—	—	—	—	—	80,000
Liuchang Yang (2)	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former Director, Vice	2011	9,167	—	—	—	—	—	—	9,167
President and Secretary	2010	4,056	—	—	—	—	—	—	4,056
Zan Wu (3)	2012	180,000	0	0	0	0	0	0	180,000
Chief Financial Officer	2011	120,000	—	—	—	—	—	—	120,000
	2010	50,000	n/a	n/a	n/a	n/a	n/a	n/a	50,000

(1)	Mr. Lv was appointed as our president, chief executive officer and chairman of the board on February 5, 2010 in connection with the Share Exchange.

(2)	Mr. Yang was appointed as our vice president of operation, secretary and director on February 5, 2010 in connection with the Share Exchange and resigned from these positions on May 31, 2011.

(3)	Mr. Wu was appointed as our chief financial officer on February 5, 2010 in connection with the Share Exchange.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2012.

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

Employment Agreements

We entered into an employment agreement with Mr. Jianhua Lv, our president and chief executive officer, on February 5, 2010. The compensation committee of the board of directors approved and established Mr. Lv’s salary at $240,000 per annum for the 2012 fiscal year. Mr. Lv agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company. Both the Company and Mr. Lv have the right to terminate Mr. Lv’s employment with or without cause by giving prior notice. Any disputes arising from Mr. Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decision of the court located in Henan Province, China. Mr. Lv’s agreement does not provide for any fixed term or duration, and Mr. Lv is employed by the Company on an at-will basis.

We entered into an employment agreement with Mr. Zan Wu, our chief financial officer, treasurer and secretary, on February 5, 2010. The compensation committee of the board of directors approved and established Mr. Wu’s salary at $180,000 per annum for the 2012 fiscal year. Mr. Wu agreed that in the event that he departs from the Company for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with the business interests of the Company. Both the Company and Mr. Wu have the right to terminate Mr. Wu’s employment with or without cause by giving prior notice. Any disputes arising from Mr. Wu’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China. Mr. Wu’s agreement does not provide for any fixed term or duration, and Mr. Wu is employed by the Company on an at-will basis.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2012:

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

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors. The terms and conditions under these agreements remained effective for 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 21, 2012, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all directors and executive officers of the Company as a group. All officers and directors above utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	6,694,091	31.7%
Zan (“Sam”) Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (5 total)	6,694,091	31.7%

5% Shareholders:
Honour Express Limited (2)	6,694,091	31.7%

Applicable percentage ownership is based on 21,121,372 shares of common stock outstanding as of September 21, 2012.

(1)	Represents shares held directly by Honour Express Limited, a British Virgin Islands international business company (“Honour Express”). Jianhua Lv is a director of Honour Express, and in such capacity, Mr. Lv may be deemed to have voting and dispositive power over the shares held directly by Honour Express. Mr. Lv is also an indirect beneficiary, as he holds an option to acquire shares of Honour Express. Pursuant to a certain Incentive Option Agreement dated July 6, 2009, as amended (“Incentive Option Agreement”), Mr. Lv has the right to acquire 100% of the issued and outstanding capital stock of Honour Express from a nominee who holds the shares of capital stock of Honour Express, subject to certain conditions. Mr. Lv’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

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

2012 Equity Incentive Plan

On April 5, 2012, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “SinoCoking Coal and Coke Chemical Industries, Inc. 2012 Equity Incentive Plan” (the “2012 Plan”).  The maximum number of shares that may be issued under the Plan is 2,000,000 shares of our common stock.  The 2012 Plan was approved by our shareholders at our annual meeting held on June 29, 2012.  Under the 2012 Plan, the Company may issue common stock and/or options to purchase common stock to our officers, directors, employees and consultants.  The 2012 Plan is administered by our board of directors or a committee that it designates comprising of at least three independent directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the 2012 Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2012 Plan.  As of June 30, 2012, there were 2,000,000 shares of our common stock remaining available for future issuance under the 2012 Plan.

2002 Stock Option Plan for Directors

In 2002, our board of directors adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”). The purpose of the Directors Plan is to attract and retain the services of experienced and knowledgeable individuals to serve as our directors. On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057. This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date, provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding. The Directors Plan is administered by the board of directors, or any committee that may be authorized by the board of directors, so long as any such committee is made up of non-employee directors. The grant of an option under the Directors Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person. The term of an option granted pursuant to the Directors Plan may not be more than 10 years. The Directors Plan was adopted and approved by the board of directors on October 11, 2002, and shall terminate 10 years from such approval date.

2002 Consultant Stock Plan

In 2002, our board of directors adopted a 2002 Consultant Stock Plan (the “Consultants Plan”). The purpose of the Consultants Plan is to be able to offer consultants and others who provide services to the Company the opportunity to participate in our growth by paying for such services with equity awards. The total number of shares of common stock subject to the Consultants Plan was increased from 27,084 to 133,334 as approved by the board of directors in 2003. The Consultants Plan is administered by the board of directors, or any committee that may be authorized by the board of directors. Persons eligible for awards under the Consultants Plan may receive options to purchase common stock, stock awards or stock restricted by vesting conditions. The exercise price of an option must be no less than 85% of the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the person or with a fully recourse promissory note, subject to applicable law. The term of an option granted pursuant to the Consultants Plan may not be more than 10 years. The Consultants Plan terminated in May 2012 in accordance with its terms.

1999 Stock Option Plan

In 1999, our board of directors adopted a 1999 Stock Option Plan (the “Option Plan”). The purpose of the Option Plan is to be able to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of our shareholders. The total number of shares of common stock subject to the Option Plan is 45,417. The Option Plan is administered by the board of directors, or any committee that may be authorized by the board of directors, so long as any such committee is made up of non-employee directors. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of our common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of our common stock, or 10 years for all other recipients and for recipients of non-qualified stock options. Incentive stock options may be granted under the Option Plan until the day immediately preceding the 10 year anniversary of the date on which the Option Plan was adopted by the board of directors, which was October 14, 1999. Non-Qualified Stock Options may be granted under the Option Plan until the Option Plan is terminated by the board of directors in its sole discretion.

The following table illustrates, as of June 30, 2012, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders
2012 Plan	0		n/a	2,000,000
2002 Consultant Stock Plan	0		n/a	0
1999 Stock Option Plan	6,059	(1)	$96.00	0

Equity Compensation Plan Not Approved by Security Holders –
2002 Stock Option Plan for Directors	4,792	(1)	$75.13	0

(1) This number reflects the reverse stock splits that were effected in January 2009 and February 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are our related party transactions since July 1, 2009:

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

Other Related Party Transactions

As of June 30, 2012 and 2011, we had $0 and $575,700 in advances to suppliers. Such amounts represent prepayments we made to the 40% owner of Xingsheng Coal for coal purchases. We hold the remaining 60% of Xingsheng Coal through Hongli.

From time to time, our CEO Mr. Jianhua Lv advances expenses on our behalf. Such advances are interest free, due on demand and repaid in cash. Advances from our CEO amounted to $156,227 and $455,768 at June 30, 2012 and 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by Friedman LLP, our independent accountants, during the 2011 fiscal year:

	Fiscal Year Ended June 30,
	2012	2011
Audit Fees (1)	$343,016	$220,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$343,016	$220,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2012 and 2011 and for the two years ended June 30, 2012 are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.4	License Agreement dated May 15, 2009 between the Company and iCollector Technologies Ltd. and ABC Live Auction World Ltd. (7)
10.5	License Agreement dated June 1, 2009 between the Company and RapidFusion, Inc. and Pacific Amber Technologies, Inc. (7)
10.6	Voting Agreement dated July 17, 2009 between Abdul Ladha and Hanifa Ladha and Top Favour Limited (6)

10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.10	Transfer and Assignment of Assets and Assumption of Liabilities (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (1)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (1)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
14	Code of Ethics (8)
21.2	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. (7)
23	Consent of Friedman LLP*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)
99.2	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)
99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (16)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (16)
99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (16)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (16)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (16)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (16)
99.14	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Form 10-SB filed by the Company with the SEC on November 18, 1999.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2010.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 27, 2003.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on June 13, 2003.
(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on May 8, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on July 17, 2009.
(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the SEC on March 31, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 30, 2004.
(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on November 25, 2009.
(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on March 15, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on August 10, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on January 18, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on April 5, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on June 23, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 12, 2011.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the SEC on September 11, 2011.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. (Registrant)

Date: September 28, 2012	By:	/s/ Jianhua Lv
Jianhua Lv Chief Executive Officer

Date: September 28, 2012	By:	/s/ Zan Wu
Zan Wu Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianhua Lv	Chief Executive Officer / Director	September 28, 2012
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer	September 28, 2012
Zan Wu

/s/ Hui Huang	Director	September 28, 2012
Hui Huang

/s/ Haoyi Zhang	Director	September 28, 2012
Haoyi Zhang

/s/ Yushan Jiang	Director	September 28, 2012
Yushan Jiang

-54-