Form 10-Q
period 2012-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2012-11-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2012, the registrant had 21,121,372 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 21 of the registrant’s annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2012 (the “Annual Report”).

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	September 30,	June 30,
	2012	2012
CURRENT ASSETS
Cash	$410,594	$2,366,718
Restricted cash	8,081,000	9,668,000
Accounts receivable, trade, net	11,632,935	12,017,231
Notes receivable, trade	6,388,164	14,176,800
Notes receivable, mine acquisition	-	9,155,520
Other receivables	635,932	1,412,008
Loans receivable	8,933,037	9,849,937
Refundable deposit	4,743,000	4,752,000
Inventories	3,543,090	2,382,444
Advances to suppliers	7,344,232	12,267,806
Prepaid expenses	391,870	633,313
Total current assets	52,103,854	78,681,777

PLANT AND EQUIPMENT, net	15,861,813	16,211,984

CONSTRUCTION IN PROGRESS	39,304,970	39,379,553

OTHER ASSETS
Prepayments	60,635,515	36,071,853
Intangible assets, net	31,558,360	31,635,487
Long-term investments	2,820,378	2,825,730
Other assets	110,670	110,880
Total other assets	95,124,923	70,643,950

Total assets	$202,395,560	$204,917,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loans - banks	$26,244,600	$26,294,400
Accounts payable, trade	570	4,023
Notes payable	3,162,000	4,752,000
Other payables and accrued liabilities	878,330	802,028
Other payables - related parties	188,829	156,227
Acquisition payable	4,584,900	4,593,600
Customer deposits	138,195	138,457
Taxes payable	914,981	1,522,062
Total current liabilities	36,112,405	38,262,797

LONG TERM LIABILITIES
Long term loans	36,363,000	36,432,000
Warrants liability	43,118	716,648
Total long term liabilities	36,406,118	37,148,648

Total liabilities	72,518,523	75,411,445

COMMITMENTS AND CONTINGENCIES

EQUITY
Common shares, $0.001 par value, 100,000,000 authorized,
21,121,372 issued and outstanding as of
September 30, 2012 and June 30, 2012	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	110,917,045	110,257,132
Accumulated other comprehensive income	7,325,277	7,613,972
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	125,545,437	125,174,219

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	129,877,037	129,505,819

Total liabilities and equity	$202,395,560	$204,917,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2012	2011

REVENUE	$17,562,194	$22,151,334

COST OF REVENUE	15,652,938	14,947,457

GROSS PROFIT	1,909,256	7,203,877

OPERATING EXPENSES:
Selling	43,581	81,543
General and administrative	626,828	427,419
Total operating expenses	670,409	508,962

INCOME FROM OPERATIONS	1,238,847	6,694,915

OTHER INCOME (EXPENSE)
Interest income	222,640	558,551
Interest expense	(1,021,604)	(415,559)
Other finance expense	(72,244)	(35,666)
Other (expense) income, net	-	(17,581)
Change in fair value of warrants	673,530	3,019,722
Total other (expense) income, net	(197,678)	3,109,467

INCOME BEFORE INCOME TAXES	1,041,169	9,804,382

PROVISION FOR INCOME TAXES	381,256	1,495,669

NET INCOME	659,913	8,308,713

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(288,695)	1,188,744

COMPREHENSIVE INCOME	$371,218	$9,497,457

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,121,372	21,090,948
Diluted	21,121,372	21,090,948

EARNINGS PER SHARE
Basic	$0.03	$0.39
Diluted	$0.03	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$659,913	$8,308,713
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation	320,043	421,287
Amortization and depletion	17,212	236,821
Change in fair value of warrants	(673,530)	(3,019,722)
Reservation of mine maintenance fee	-	43,313
Change in operating assets and liabilities
Accounts receivable, trade	361,536	(3,791,984)
Notes receivable, trade	(15,557,964)	(4,054,959)
Other receivables	775,616	(516,448)
Inventories	(1,165,156)	(2,487,100)
Advances to suppliers	13,674,890	(488,437)
Prepaid expenses	240,245	-
Accounts payable, trade	(3,445)	(47,030)
Other payables and accrued liabilities	76,740	(569,367)
Customer deposits	-	(39,455)
Taxes payable	(604,198)	(976,874)
Net cash used in operating activities	(1,878,098)	(6,981,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(350,000)	(1,892,300)
Repayment of loans receivable	316,500	8,718,653
Payments on equipment and construction in progress	(575)	(10,519,831)
Prepayments on construction in progress	-	(9,598,763)
Refunds of coal mine acquisition prepayments	-	7,827,739
Prepayments of intangible assets	-	(1,247,200)
Net cash used in investing activities	(34,075)	(6,711,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	1,581,000	(500,000)
Payments of note payable	(1,581,000)	-
Proceeds from short-term loans - bank	-	4,988,800
Payments of short-term loans - bank	-	(4,988,800)
Proceeds from related parties	33,201	118,810
Net cash (used in) provided by financing activities	33,201	(381,190)

EFFECT OF EXCHANGE RATE ON CASH	(77,152)	219,457

DECREASE IN CASH	(1,956,124)	(13,854,677)

CASH, beginning of period	2,366,718	26,266,687

CASH, end of period	$410,594	$12,412,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$513,866	$1,546,837
Cash paid for interest expense, net of capitalized interest	$793,082	$338,656
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$15,493,800	$-
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$9,138,180	$-
Reclassification of note receivables, trade to advances to suppliers	$8,774,550	$-
Reclassification of loan receivables to note receivable, trade	$948,600	$-
Reclassification of coal mine prepayment made in prior year to other receivable	$-	$12,139,270
Reclassification of prepayment for coal mine acquistion to advance to suppliers	$-	$1,101,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) was organized on September 30, 1996, under the laws of the State of Florida as “J.B. Financial Services, Inc.” On July 19, 1999, the Company changed its name to “Ableauctions.com, Inc.” On February 5, 2010, the Company changed its name to “SinoCoking Coal and Coke Chemical Industries, Inc.”

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Top Favour	A British Virgin Islands company Incorporated on July 2, 2008	100%
Hongyuan	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on March 18, 2009 Registered capital of $3 million fully funded	100%
Hongli
  A PRC limited liability company
  Incorporated on June 5, 1996
  Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded
  85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
  Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)
VIE by contractual arrangements (1)
Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	A PRC limited liability company Incorporated on July 19, 2007 Registered capital of $396,000 (RMB 3,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)	A PRC limited liability company Incorporated on August 13, 2009 Registered capital of $461,700 (RMB3,000,000) fully funded Acquired by Hongchang Coal on May 20, 2011	VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli
Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	A PRC limited liability company Incorporated on August 1, 2006 Registered capital of $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Xingsheng Coal Co., Ltd. (“ Xingsheng Coal”)	A PRC limited liability company Incorporated on December 6, 2007 Registered capital of $559,400 (RMB 3,634,600) fully funded 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli
Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)
  A PRC limited liability company
  Incorporated on March 17, 2009
  Registered capital of $620,200 (RMB4,029,960) fully funded
  60% of equity ownership acquired by Hongli on May 20, 2011
  100% of equity ownership acquired by Hongchang on June 20, 2012
VIE by contractual arrangements as a 100% owned subsidiary of Hongchang
Zhonghong Energy Investment Company (“Zhonghong”)
  A PRC company
  Incorporated on December 30, 2010
  Registered capital of $7,842,800 (RMB51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements
VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	A PRC limited liability company Incorporated on May 17, 2011 Registered capital of $ 4,620,000 (RMB30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	On March 18, 2009, Hongyuan entered into certain exclusive agreements with Hongli and its equity owners. Pursuant to these agreements, Hongyuan provides exclusive consulting services to Hongli in return for a consulting services fee which is equal to Hongli’s net profits. In addition, Hongli’s equity owners have pledged their equity interests in Hongli to Hongyuan, irrevocably granted Hongyuan an exclusive option to purchase all or part of the equity interests in Hongli and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Hongyuan.

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

In August 2010, the Pingdingshan municipal government notified Hongli to increase its registered capital by RMB 20,000,000 to RMB 28,080,000 in order to maintain its coal trading license. Accordingly, the equity owners of Hongli contributed such additional registered capital, which amount was contributed in full as of August 26, 2010. However, the equity owners did not contribute in proportion to their original ownership percentages, such that Hongli is now 85.40% owned by Mr. Jianhua Lv (the Company’s CEO), 9.1% by Ms. Xin Zheng, 3.99 % by Mr. Wenqi Xu and 1.42% by Mr. Guoxiang Song. As a result, on September 9, 2011, certain of the contractual arrangements between Hongyuan and Hongli (namely, the operating agreement, option agreement, voting rights proxy agreement and equity pledge agreement) were re-executed to reflect such new ownership percentages in Hongli from the increased registered capital, and the Company was made a party to such re-executions. Otherwise, the terms of these agreements remain unchanged. Registration of the additional registered capital and the change in ownership percentages in Hongli with the Pingdingshan Administration for Industry and Commerce was completed on April 29, 2011.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Selected financial data of Hongli and its subsidiaries is set forth below:

	September 30, 2012	June 30, 2012
Total current assets	$32,957,425	$58,535,803
Total assets	$183,249,131	$184,771,289
Total current liabilities	$52,264,106	$53,633,472
Total liabilities	$88,627,106	$90,065,472

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 13). As of September 30, 2012, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 21).

Note 2 – Summary of significant accounting policies

Basis of presentation

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the annual report on Form10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with accounting standard for consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described below, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is enabled to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Management makes ongoing assessments of whether Hongyuan is the primary beneficiary of Hongli and its subsidiaries.

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

The balance sheet amounts, with the exception of equity, at September 30, 2012 and June 30, 2012 were translated at RMB 6.33 to $1 and RMB 6.31 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2012 and 2011 were at RMB 6.33 to $1 and RMB 6.41 to $1, respectively.

Fair value of financial instruments

The Company uses accounting standards regarding fair value of financial instruments and related fair value measurements. Those accounting standards established a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 14). For long-term investments (which consist of a 2.86% equity interest in a credit union in China and a 49% equity interest in a joint venture between Zhonghong and Henan Coal Seam Gas), it was impracticable for the Company to obtain their fair values at September 30, 2012.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Carrying Value at September 30, 2012	Fair Value Measurement at September 30, 2012
		Level 1	Level 2	Level 3
Warrants liability	$43,118	$—	$43,118	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2012
Beginning fair value	$716,648	$5,569,047
Realized gain recorded in earnings	(673,530)	(4,852,399)
Ending fair value	$43,118	$716,648

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on September 30, 2012 and June 30, 2012.

	September 30, 2012	June 30, 2012
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.69	$2.05
Expected term (year)	2.35-4.53	2.60-4.78
Risk-free interest rate	0.26-0.55%	0.38-0.69%
Expected volatility	51-83%	75-85%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended September 30, 2012 and 2011, the two long term investments are not considered impaired.

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheets at fair value.

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in Hong Kong and in the United States of America.

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of September 30, 2012 and June 30, 2012, the Company had $8,351,215 and $11,880,025 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has the debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the unaudited condensed consolidated balance sheets.

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

Notes receivable, trade

These notes receivable represent trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customers’ banks prior to the due dates. However, early request for payment will incur an interest charge and a processing fee.

Notes receivable, mine acquisition

These notes receivable represented settlement of the receivables from payments made for mine acquisition where the issuers’ banks had guaranteed the payment of the receivables. This amount was non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the issuers’ banks earlier than the scheduled payment dates.

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

Refundable deposit

A deposit was made to Henan Coal Seam Gas and is refundable when the joint venture between it and Zhonghong starts operations.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2012 and June 30, 2012, no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended September 30, 2012 and 2011, $0, and $347,938 in interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

Intangible assets

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons.  The Company’s coal reserves are controlled through direct ownership and our VIE’s which generally lasts until the recoverable reserves are depleted.

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value.   Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

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

The Company did not record such asset retirement obligation as of September 30, 2012 and June 30, 2012 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended September 30, 2012, and 2011.

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

Warrants liability

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of income and other comprehensive income as “change in fair value of warrants.”

In connection with the Company’s share exchange transaction in February 2010 with Top Favour Limited (“Top Favour”), whereby Top Favour became a wholly-owned subsidiary of the Company (the “Share Exchange”), the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of the adoption of this accounting standard, all warrants issued after the Share Exchange are recorded as a liability because the strike price of such warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency which is denominated in RMB.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three months ended September 30, 2012, and 2011, there was no net income or loss attributable to such noncontrolling interests because neither entities were operational during such periods.

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

Comprehensive income

Accounting standards regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires all items to be recognized under current accounting standards as components of comprehensive income be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. For the three months ended September 30, 2011, the Company reclassified $216,510 from non-operating income to general and administrative expenses and reclassified $19,285 from non-operating expense to provision for income taxes as the natures of these incomes/expenses are related to our operations. The reclassifications did not have any material impact to the accompanying unaudited condensed financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Concentration risk

For the three months ended September 30, 2012, 81.5% of the Company’s total revenues were from four major customers who individually accounted for 21.0%, 20.6%, 20.4% and 19.5% of total revenues, respectively. Accounts receivable of these four customers were 22.4%, 21.6%, 15.7%, and 22.8% of the total accounts receivable balance at September 30, 2012, respectively.  For the three months ended September 30, 2011, 82.6% of the Company’s total revenues were from four major customers who individually accounted for 23.6%, 22.0%, 19.2% and 17.8% of total revenues, respectively.

For the three months ended September 30, 2012, five major suppliers provided 62.1% of the Company’s total raw material purchases, with each supplier individually accounting for 16.6%, 12.4%, 11.9%, 10.8% and 10.4% of total raw material purchases, respectively. For the three months ended September 30, 2011, four major suppliers provided 52.4% % of total raw material purchases, with each supplier individually accounting for 15.0%, 14.2%, 12.2% and 11.0% of total raw material purchases, respectively. The Company held no accounts payable from its major suppliers as of September 30, 2012 and June 30, 2012.

Note 4 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On June 15, 2011, CPL repaid $86,610 of the loan principal, on July 19, 2011, CPL repaid $1,859,053 of the loan principal, and in August 2012, CPL repaid $316,500 of the loan principal.

In August 2011, Top Favour loaned an additional $801,000 to CPL. This loan is unsecured, interest free, and due on demand. On November 4, 2011, Top Favour entered into a supplement agreement with CPL to extend the loan to November 4, 2012 and to add an annual interest rate of 7%. CPL fully repaid the loan principal on November 7, 2012.

In August and September 2012, Top Favour loaned an additional $350,000 to CPL. This loan is unsecured, interest free, and due on demand.

On February 20, 2012, the Company loaned $950,400 (RMB 6 million) to Pingdingshan Hongfeng Coal Wash Co., Ltd. (“Hongfeng”), an unrelated party. This loan was due on August 20, 2012, was unsecured, and had an annual interest rate of 3.5%. The principal of this loan was settled in full on August 9, 2012 by a note from Hongfeng guaranteed by its bank. The note is due on February 9, 2013.

For the three months ended September 30, 2012 and 2011, interest income from loans receivable amounted to $195,990 and $537,113, respectively.

Note 5 – Other receivables

Other receivables consisted of the following:

	September 30, 2012	June 30, 2012
Receivables from an unrelated company	$370,336	$1,099,910
Advances to employees	145,503	117,394
Interest receivable	118,449	193,119
Miscellaneous	1,644	1,585
Total	$635,932	$1,412,008

For the three months ended September 30, 2012 and 2011, the Company did not write off any uncollectible other receivables.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2012	June 30, 2012
Raw materials	$324,879	$244,425
Work in process	1,506,239	315,143
Supplies	91,136	55,043
Finished goods	1,620,836	1,767,833
Total	$3,543,090	$2,382,444

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

Advances to suppliers as of September 30, 2012 and June 30, 2012 amounted to $7,344,232 and $12,267,806, respectively. For the three months ended September 30, 2012 and 2011, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Prepaid expenses

Prepaid expenses consisted of the following:

	September 30, 2012	June 30, 2012
Prepaid interest	$391,298	$620,995
Prepaid rental	-	11,745
Miscellaneous	572	573
Total	$391,870	$633,313

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

Note 9 – Prepayments

Prepayments consisted of the following:

	September 30, 2012	June 30, 2012
Land use rights	$11,089,513	$11,110,556
Construction	49,546,002	24,961,297
Total	$60,635,515	$36,071,853

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of September 30, 2012 and June 30, 2012, prepayments for land use rights amounted to $11,089,513 and $11,110,556, respectively. The Company is in the process of registering the land use right certificates with Pingdingshan Bureau of Land and Resources Department and expects to complete such registrations by December 31, 2012, at an estimated total cost of $11,549,205 (RMB 73,050,000).

Prepayments for construction

Prepayments for construction consisted of the following:

	September 30, 2012	June 30, 2012
Baofeng new coking plant (1)	$20,487,222	$20,526,097
Hongchang new mining tunnels (2)	1,264,800	1,267,200
Hongchang safety instruments (3)	3,162,000	3,168,000
Xingsheng safety instruments (4)	13,770,510	-
Hongchang mine consolidation (5)	10,861,470	-
Total	$49,546,002	$24,961,297

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for construction are mainly cash advanced to contractors and equipment suppliers in connection with the Company’s new coking plant under construction, tunnel improvement at the Company’s Hongchang coal mine, safety instruments upgrades at Hongchang coal mine, safety instruments upgrades at Xingsheng coal mine and the construction related to the consolidation of the Hongchang coal mine, Shunli coal mine and Shuangrui coal mine.

(1)	At September 30, 2012, the Company has made prepayments of approximately $20.5 million (RMB 129.6 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.26 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels. As of September 30, 2012, this project had not commenced. The Company expects to start this project in late 2012.

(3)	The Company made prepayments of approximately $3.16 million (RMB 20 million) during May 2012 for upgrading the safety instruments at the Hongchang coal mine. As of September 30, 2012, this project had not commenced. The Company expects to complete this project in the middle of 2013.

(4)	The Company made prepayments of approximately $13.8 million (RMB 87.1 million) during August and September 2012 for upgrading the safety instruments at the Xingsheng coal mine. As of September 30, 2012, this project had not commenced. The Company expects to complete this project in the middle of 2013.

(5)	The Company made prepayments of approximately $10.9 million (RMB 68.7 million) during August and September 2012 for consolidating the Hongchang coal mine, Shunli coal mine and Shuangrui coal mine. As of September 30, 2012, this project had not commenced. The Company expects to complete this project in the middle of 2013.

Note 10 –Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2012	June 30, 2012
Buildings and improvements	$10,813,457	$10,833,976
Mine development cost	11,424,357	11,446,035
Machinery and equipment	7,307,099	7,320,964
Other equipment	436,559	436,810
Total	29,981,472	30,037,785
Less accumulated depreciation	(14,119,659)	(13,825,801)
Total plant and equipment, net	$15,861,813	$16,211,984

Depreciation expense amounted to $320,043, and $421,287 for the three months ended September 30, 2012, and 2011, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations in September 2011.

Note 11 – Construction in progress

Construction in progress at September 30, 2012 and June 30, 2012 amounted to $39,304,970 and $39,379,553, respectively. Construction in progress was related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of September 30, 2012	Estimated cost to complete	Estimated total cost	Estimated completion date
New coking plant	$39,304,970	$26,214,248	$65,519,218	June 2013

Note 12 – Intangible assets

Intangible assets consisted of land use rights and mining rights, which consisted of the following:

	September 30, 2012	June 30, 2012
Land use rights	$2,478,550	$2,483,253
Mining rights	42,913,446	42,994,875
Total intangible assets	45,391,996	45,478,128
Accumulated amortization – land use rights	(602,425)	(586,323)
Accumulated depletion – mining rights	(13,231,211)	(13,256,318)
Total intangible assets, net	$31,558,360	$31,635,487

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three months ended September 30, 2012 and 2011 amounted to $17,212, and $16,973, respectively. Depletion expense for the three months ended September 30, 2012 and 2011 amounted to $0, and $219,848, respectively. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2013	$51,636
2014	68,849
2015	68,849
2016	68,849
2017	68,849
Thereafter	1,549,094
Total	$1,876,126

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

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.47 million (RMB 100 million). As of June 30, 2012, approximately $3.09 million (RMB 20 million) of the registered capital was funded, of which $1.5 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.0 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method. For the three months ended September 30, 2012 and 2011, Hongyuan CSG was inactive.

For the three months ended September 30, 2012 and 2011, there was no equity investment income (loss).

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

On November 30, 2011, the Company entered into a supplemental agreement with Bairui Trust Co., Ltd., an unrelated party (“Bairui”), and $20,553,000 (RMB 130 million) of the long term loan from Bairui was reclassified to a short term loan (see “Long-term loans” below).

As of September 30, 2012 and June 30, 2012, the balance of short-term loans amounted to $26,244,600 and $26,294,400, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term loans

Long-term loans represent amounts due to unrelated lenders and mature over one year.

On April 2, 2011, Hongli entered into a loan agreement with Bairui pursuant to which Bairui agreed to loan Hongli the sum of approximately $56.9 million (RMB 360 million) with annual interest of 6.3%, of which approximately $28.5 million (RMB 180 million) is due on April 2, 2013, and approximately $28.5 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the Company entered into a supplemental agreement with Bairui to revise the terms of the prior agreement. As supplemented, approximately $4.7 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $15.8 million (RMB 100 million) with annual interest of 6.3%, is now due on April 2, 2013, approximately $7.9 million (RMB 50 million) with annual interest of 6.3% is now due on October 2, 2013, and approximately $28.5 million (RMB 180 million) with annual interest of 6.3% became now due on April 2, 2014. For the $4.7 million (RMB 30 million) principal payment that became due on October 2, 2012, the Company entered into another supplemental agreement with Bairui on October 8, 2012 to extend the principal payment due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012.

As of September 30, 2012 and June 30, 2012, the balance of long-term loans amounted to $36,363,000 and $36,432,000, respectively.

Weighted average interest rate of the short-term and long-term loans was 6.34% and 5.03% for the three months ended September 30, 2012 and 2011, respectively. Total interest expense on short-term and long-term loans for the three months ended September 30, 2012 and 2011 amounted to $1,021,604 and $763,497, respectively, of which $0 and $347,938 was capitalized into CIP, respectively.

Note 15 – Notes payable

Notes payable represents lines of credit extended by banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on such lines of credit. The short term note payable is guaranteed by the banks for its complete face value through a letter of credit and matures within three to six months of issuance.

On March 19, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $1,581,000 (RMB 10 million) maturing on September 21, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 100% of the note payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the notes.  This note payable was satisfied on September 22, 2012.

On April 25, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $3,162,000 (RMB 20 million) maturing on October 25, 2012, to the Company to purchase raw coal. SPDB requires the Company to deposit 50% of the notes payable balance as a guarantee deposit, which is classified on the balance sheet as restricted cash. In addition, the note payable is guaranteed by the Company’s CEO and Hongli. SPDB charges processing fees based on 0.05% of the face value of the notes. The Company fully paid this note payable on October 25, 2012.

Note 16 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, utilities, professional services, and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	September 30, 2012	June 30, 2012

Other payables	$502,404	$571,919
Accrued liabilities	375,926	230,109
Total	$878,330	$802,028

Note 17 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40% of Shuangrui Coal’s equity interest. The title of the remaining 40% equity interest of Shuangrui Coal was transferred to Hongli, and Hongli has full control of Shuangrui Coal at June 30, 2012. The purchase price of the remaining 40% equity interest was tentatively set at approximately $4,426,800 (RMB 28 million) subject to certain price adjustments to be finalizing at the closing. As of September 30, 2012 and June 30, 2012, acquisition payable was $4,584,900 and $4,593,600, respectively, which represented the accrued purchase price of Shuangrui Coal (see Note 21).

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

The estimated tax savings due to the foregoing reduced tax rate amounted to $0 and $319,376 for the three months ended September 30, 2012 and 2011, respectively. If the statutory income tax had been applied, the basic and diluted earnings per share remains at $0.03 for the three months ended September 30, 2012, respectively, and decreased basic and diluted earnings per share from $0.39 to $0.38 for the three months ended September 30, 2011, respectively.

The provision for income taxes consisted of the following:

	For the three months ended September 30,
	2012	2011
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	381,256	1,495,669
Total	$381,256	$1,495,669

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2012. As of September 30, 2012, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $1,967,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2032 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012 and 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance and consisted of the following:

	For the three months ended September 30,
	2012	2011
Beginning balance	$620,000	$460,000
Additions	47,000	48,000
Deductions	-	-
Ending balance	$667,000	$508,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $43.1 million as of September 30, 2012, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $2,989,590 and $2,755,233 for the three months ended September 30, 2012, respectively, and $4,252,029 and $3,201,915 for the three months ended September 30, 2011, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

Taxes payable

Taxes payable consisted of the followings:

	September 30, 2012	June 30, 2012
VAT	$70,366	$499,658
Income tax	680,065	814,217
Others	164,550	208,187
Total	$914,981	$1,522,062

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

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for total expense of $150,000.

The following consisted of the outstanding and exercisable options at September 30, 2012

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
10,851	1.81 years	$86.79	10,851	1.81 years	$86.79

A summary of changes in options activity is presented as follows:

Options
Outstanding, September 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2012	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2012	10,851

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012 and June 30, 2012, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $43,118 and $716,648 at September 30, 2012 and June 30, 2012, respectively. The decrease in fair value of warrants was $673,530 for the three months ended September 30, 2012, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $3,019,722 and was recorded as gain on change in fair value of warrants for the three months ended September 30, 2011.

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, September 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-		-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding September 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 4.53 years as of September 30, 2012
(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 2.35 years as of September 30, 2012.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 2.44 and 2.46 years as of September 30, 2012, respectively.

(4) (5)

The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 2.44 years as of September 30, 2012.

The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 2.75 years as of September 30, 2012.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,
	2012	2011
Net income for earnings per share	$659,913	$8,308,713
Weighted average shares used in basic and diluted computation	21,121,372	21,090,948
Earnings per share – Basic and Diluted	$0.03	$0.39

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 3,917,704 shares of the Company’s common stock in the aggregate at September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, all outstanding options were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through September 30, 2012, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of September 30, 2012, $6.3 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $158,000 (RMB 1 million) to be paid by the company for 60% equity interests. During the year ended June 30, 2012, both Hongli and Shuangrui Coal’s sellers entered into an agreement to transfer the remaining 40% of Shuangrui to Hongli, with Hongli then transferring 100% of the ownership of Shuangrui to Hongchang. The ownership transfer was completed on June 20, 2012. As a result, the Company accrued $4,435,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

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

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,780 (RMB 37,075).

For the three months ended September 31, 2012, and 2011, lease expenses were $29,190, and $60,215, respectively.

As of September 30, 2012, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2013	$127,205
2014	10,551
Total	$137,756

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,800,890	$58,061,973	$6,738,917
Hongchang new mining tunnels	1,517,760	1,264,800	252,960
Hongchang safety instruments	15,810,000	3,162,000	12,648,000
Xingsheng safety instruments	19,150,653	13,770,510	5,380,143
Hongchang mine consolidation	32,016,831	10,861,470	21,155,361
Total	$133,296,134	$87,120,753	$46,175,381

The Company has signed annual purchase agreements with its vendors to supply coal to be delivered based on the quarterly demand. For the calendar year ended December 31, 2012, the aggregate purchase contract amount was approximately $98.3 million (RMB 621.8 million). The Company has purchased approximately $48.2 million (RMB 304.8 million) during the nine months ended September 30, 2012, with the remaining approximately $50.1 million (RMB 317.0 million) to be paid based on purchase contracts.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2012, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of September 30, 2012. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of September 30, 2012.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	September 30, 2012	June 30, 2012	50% of registered capital	Future contributions required as of September 30, 2012

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Related party transactions

Other payables-related parties represented advances from its CEO. Advances from the CEO amounted to $188,829 and $156,227 at September 30, 2012 and June 30, 2012, respectively. Such advances are interest free, due on demand and will be settled in cash payments.

Note 25 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective are summarized as follows:

	For the three months ended September 30,
	2012	2011
Coke	$9,220,237	$10,145,826
Coal tar	367,481	701,795
Raw coal	924,461	3,019,933
Washed coal	7,050,015	8,283,780
Total	$17,562,194	$22,151,334

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of September 30, 2012, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mines assets to, and consolidating them, under Hongchang Coal.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although its mining operations were halted in September 2011. Our other coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, although we expect the mining moratorium will end sometime in the first half of the 2013 calendar year, there can be no assurance as to exactly when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

We intend to transfer all coal related activities to the joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this report.

Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), a company established in December 2010 and which equity interests are presently held on Hongli’s behalf and for its benefits by three nominees pursuant to share entrustment agreements.

Results of Operations

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Overall, results of operations for the three months ended September 30, 2012 did not improve as compared to the same period of last year, mainly due to weaker market demand for both coke and coal products.

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

Revenue

Revenue decreased by $4,589,140 or 20.72% for the three months ended September 30, 2012 to $17,562,194 as compared to the same period of last year. Such decrease was mainly attributable to decreased sales of all products in both product categories. Revenue and quantity sold by product type for the three months ended September 30, 2012 and 2011 were as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three months ended September 30, 2011	$10,847,621	$11,303,713	$22,151,334
Three months ended September 30, 2012	9,587,718	7,974,476	17,562,194
Decrease in $	$(1,259,903)	$(3,329,237)	$(4,589,140)
Decrease in %	(11.61)%	(29.45)%	(20.72)%

Quantity sold (metric tons)
Three months ended September 30, 2011	45,060	84,085	129,145
Three months ended September 30, 2012	49,281	56,243	105,524
Increase (decrease)	4,221	(27,842)	(23,621)
% Increase (decrease)	9.37%	(33.11)%	(18.29)%

 54.59% of our revenue came from coke products and 45.41% from coal products for the three months ended September 30, 2012, as compared to 48.97% from coke products and 51.03% from coal products for the same period of last year. The percentage changes reflect us having less coal products available than a year ago. The volume of coke increased by 9.37%, because we started producing and sold coke powder especially suitable for the non-ferrous metallurgical industry which had a stronger market demand than grade II coke. Our coal products sold decreased by 33.11% from a year ago, because we did not have large amounts of raw coal and washed coal in stock in the first quarter of the 2013 fiscal year, as compared to the same period in 2012.

Coke products include finished coke, a key raw material for producing steel, and coal tar, a byproduct of the coke manufacturing process which can be used for various industrial applications. Coal products include unprocessed metallurgical coal, processed coal (washed coal), and by-products of the coal washing process (coal slurry) which is used by customers primarily for electricity generation and heating applications. As used in this discussion and analysis, “raw coal” includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, in addition to coal washing byproducts such as coal slurry.

Average selling price per metric ton for our four principal products for the three months ended September 30, 2012 and 2011 are as follows:

	Coke	Coal Tar	Raw Coal	Washed Coal
Three months ended September 30, 2011	$240	$252	$77	$185
Three Months ended September 30, 2012	193	256	58	175
Decrease in $	$(47)	$4	$(19)	$(10)
Decrease in %	(19.58)%	1.59%	(24.68)%	(5.41)%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Management believes that the changes in average selling prices period over period were primarily driven by weaker market demand for coke and coal products.

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

Revenue and quantity sold of each coke product for the three months ended September 30, 2012 and 2011 are as follows:

	Coke Products
	Coke	Coal Tar	Total
Revenue
Three months ended September 30, 2011	$10,145,826	$701,795	$10,847,621
Three months ended September 30, 2012	9,220,237	367,481	9,587,718
Decrease in $	$(925,589)	$(334,314)	$(1,259,903)
Decrease in %	(9.12)%	(47.64)%	(11.61)%

Quantity sold (metric tons)
Three months ended September 30, 2011	42,272	2,788	45,060
Three months ended September 30, 2012	47,848	1,433	49,281
Increase (decrease)	5,576	(1,355)	4,221
% Increase (decrease)	13.19%	(48.60)%	9.37%

The lower coke revenue for the three months ended September 30, 2012 resulted from a weaker market demand for grade II coke with a decrease in our average selling price and sales volume offset by the increase of revenue from sales of coke powder which currently has a better market demand from the non-ferrous metallurgical and special steel industries. The lower coal tar revenue for the three months ended September 30, 2012 resulted from less production of such byproduct, due to less production of grade II coke.

Revenue and quantity sold of each coal product for the three months ended September 30, 2012 and 2011 are as follows:

	Coal Products
	Raw Coal	Washed Coal	Total
Revenue
Three months ended September 30, 2011	$3,019,933	$8,283,780	$11,303,713
Three months ended September 30, 2012	924,461	7,050,015	7,974,476
Decrease in $	(2,095,472)	(1,233,765)	(3,329,237)
Decrease in %	(69.39)%	(14.89)%	(29.45)%

Quantity sold (metric tons)
Three months ended September 30, 2011	39,360	44,725	84,085
Three months ended September 30, 2012	16,056	40,187	56,243
Decrease	(23,304)	(4,538)	(27,842)
% Decrease	(59.21)%	(10.15)%	(33.11)%

The lower raw coal revenue for the three months ended September 30, 2012 resulted from decreases in our average raw coal selling price, and our sales volume due to the weaker market demand for such product, as well as the shortage of supply of coking coal from our mines. We currently anticipate that the mining moratorium will end sometime in the first half of the 2013 calendar year, although there cannot be any assurance as to the exact timing.

The lower washed coal revenue for the three months ended September 30, 2012 resulted from decreases in our selling price and sales volume due to the same reasons that caused our raw coal revenue to decrease.

Cost of Revenue

Cost of revenue increased by 4.72% for the three months ended September 30, 2012, from $14,947,457 to $15,652,938 as compared to the same period of last year, as a result of increased coke sales, offset by decreased coal tar and coal products sales. We also did not obtain any coking coal from our own mines, as compared to approximately 20,000 metric tons of coking coal production from our Hongchang mine last year. As a result, we had to purchase more coking coal in the open market for both coking and coal processing, and such increased coal material purchase cost also resulted in the increase of our cost of revenue for the quarter ended September 30, 2012 as compared to the same period of last year.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $1,909,256, a decrease of $5,294,621 or 73.5%, from $7,203,877 as compared to the same period of last year, as a result of a decrease in revenue and selling price of coke, raw coal and washed coal while our coal material cost has increased. As a result, gross profit margin decreased by approximately 21.65% to 10.87%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $670,409 for the three months ended September 30, 2012, an increase of $161,447 or 31.72% as compared to the same period of last year. Selling expenses decreased by $37,962 or 46.55%, to $43,581 mainly due to decreases in meal and entertainment, and traveling expenses. General and administrative expenses increased by $199,409 or 46.65%, to $626,828 mainly due to increases in salary, and repair and maintenance expenses.

Other Income and Expense

Other income and expense includes finance expenses (which consist of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants.

Finance expenses were $871,208 for the three months ended September 30, 2012. We had $1,021,604 interest expense mainly for our loans from Bairui trust and our short term loans from Shanghai Pudong Development Bank, and $222,640 interest income mainly for our loan receivables to third parties. For the same period of last year, we had finance income of $107,326 largely from interest income related to our loan receivables offset by interest expense for our loans from Bairui trust.

Change in fair value of warrants amounted to $673,530 in gain, as compared to $3,019,722 in gain for the same period of last year. Because our functional currency is denominated in the Chinese Renminbi (“RMB”), our warrants cannot be considered indexed to our own common stock and, as such, we must record them as derivative instruments and recognize any change in their fair value in our earnings. The primary factor affecting the fair value of the warrants is the price of our common stock during the relevant period.

As a result of the foregoing, we had other expense of $197,678, as compared to other income of $3,109,467 for the same period last year.

Provision for Income Taxes

Provision for income taxes period over period decreased by $1,114,413 to $381,256, due primarily to the decrease in our company’s taxable income.

Net Income

Net income, including change in fair value of warrants, was $659,913, as compared to $8,308,713 for the same period last year.

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

The following table provides our adjusted net income and a reconciliation of such non-GAAP financial measure to our GAAP net income:

	Three months ended September 30,
	2012	2011
Net (loss) income	$659,913	$8,308,713
Change in fair value of warrant liabilities	(673,530)	(3,019,722)
Adjusted net income	$(13,617)	$5,288,991

Earnings per share - basic	$0.03	$0.39
Earnings per share - diluted	$0.03	$0.39
Adjusted earnings per share – basic	$(0.00)	$0.25
Adjusted earnings per share - diluted	$(0.00)	$0.25

Weighted average number of common shares - basic	21,121,372	21,090,948
Weighted average number of common shares - diluted	21,121,372	21,090,948

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Three months ended September 30
	2012	2011
Net cash used in operating activities	$(1,878,098)	$(6,981,242)
Net cash used in investing activities	(34,075)	(6,711,702)
Net cash provided by (used in) financing activities	33,201	(381,190)

Net Cash Used in Operating Activities

Net operating outflows for the three months ended September 30, 2012 resulted from a combination of the following factors: (1) Decreases in accounts receivables and other receivables, along with the decrease in advances to our suppliers and prepaid expense were the main factors which contributed to the cash inflow from our operating activities. During the three months ended September 30, 2012, we improved our collections in our accounts receivable and other receivables. In addition, we used some of our bank guaranteed notes on hand to pay advances to our suppliers, and resulted in a significant decrease in advances to suppliers. Because of the decline in coal prices, we reduced the volume in each coal purchase order in order to decrease our cost for purchasing coal materials, and such action also resulted in a decrease in advances to suppliers. (2) Significant collections in note receivables, as well as an increase in inventories, were the key factors which caused our cash outflow as a result of operating activities. We made significant collections in note receivables from our customers during the three months ended September 30, 2012 and we then immediately endorsed these notes receivables and used them as payments to our vendors and contractors on our construction projects, which significantly increased our operating cash outflow. We increased our washed coal inventories during the quarter ended September 30, 2012, because we believe that coal prices may rise during the winter time, and thus we can trade some of our coal inventory for profit.

Net operating outflows for the three months ended September 30, 2011 resulted from increases in notes receivable, accounts receivable, and inventories. Although our accounts receivable increased by approximately $7.9 million, our customers’ creditworthiness remained relatively consistent as our collections maintained at less than 90 days. In anticipation of completing our new coking plant, we increased our raw and washed coal inventories as raw materials to use at the plant.

Net Cash Used in Investing Activities

For the three months ended September 30, 2012, net cash used in investing activities was mainly due to a $350,000 loan to an unrelated third party with an interest rate of 7.0% and a repayment of prior loan of $316,500 from the same party.

Net cash used in investing activities for the three months ended September 30, 2011 included: (1) approximately $20.1 million for purchasing the equipment and machineries, as well as the payment for the construction of the buildings and other infrastructures for our new coking plant, (2) approximately $1.2 million for the land use rights to the land underlying our new coking plant, and (3) approximately $1.9 million in loans to two unrelated parties. We settled approximately $7.8 million in refundable deposits made to owners of four coal companies that we were planning to acquire, when they were allocated by the government to be acquired by Pingdingshan Coal Group. We also settled approximately $8.7 million in repayments from unrelated-party loans.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities resulted from proceeds from Mr. Jianhua Lv, our Chief Executive Officer (“CEO”), in the amount of $33,201. We had notes payable in amount of $1,581,000 that matured, and such notes were paid when due from restricted cash.

Net cash used in financing activities for the three months ended September 30, 2011 included a $500,000 increase in restricted cash as a guarantee for an approximately $5 million (RMB 32 million) loan from Shanghai Pudong Development Bank (“SPDB”), which we extended for another six months. We also received $118,810 from Mr. Jianhua Lv, our CEO, as working capital to support our operations.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.0 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) will now be due on October 2, 2012, RMB 100 million (approximately $15.8 million) will now be due on April 2, 2013, RMB 50 million (approximately $7.9 million) will now be due on October 2, 2013, and RMB 180 million (approximately $28.5 million) will now be due on April 2, 2014. For the $4.7 million (RMB 30 million) principal payment that was due on October 2, 2012, the Company entered into another supplemental agreement with Bairui on October 8, 2012 to extend the principal payment due date and is now due on April 2, 2013 with annual interest rate of 8.7% starting from October 3, 2013.

Our business plan involves growing our business through: (1) expanding and modernizing our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products; (3) acquiring other coal mines to source raw materials; and (4) looking for opportunities to build up long term strategic business relations with quality mining companies to expand our coal trading business. Of the foregoing, the following is expected to require capital resources:

•	New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located adjacent to our current facilities in Pingdingshan. Because the new facility will share the electricity, water and heating systems of our existing facilities, we have revised our previously estimated cost for the new facility from approximately $70 million to approximately $64.8 million. We intend to use the line of credit from PRCB to complete the construction of our new coking facility, although we have slowed down construction in light of the weak coke market.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $35.0 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. As of the date of this report, we have paid approximately $16.9 million for these projects. We currently expect to complete these projects sometime during calendar 2013. We are also in the process of merging the operations of Chongchang mine, Shunli mine and Shuangrui mine into a fully integrated mining operation. The total estimated cost of such integration is approximately $32,016,831, and we have paid approximately $10.9 million toward such integration.

During the three months period ended September 30, 2012, we had capital expenditures of approximately $24.6 million, for upgrading our mining safety-related system, as well as integrating our Hongchang, Shuangrui, and Shunli mine operations.

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

We have not experienced any material losses since inception relating to accidents or other similar events. See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance” in the Annual Report.

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

Notes receivable, trade

These notes receivable represent trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customers’ banks prior to the due dates. However, early request for payment will incur an interest charge and a processing fee.

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

Mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons.  The Company’s coal reserves are controlled through direct ownership and our VIE’s which generally lasts until the recoverable reserves are depleted.

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value.   Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2012, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the reporting period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of September 30, 2012:

(a)	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. The Company’s Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2012 were not effective.

Management’s Remediation Initiatives

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report other than as set forth in the following amended risk factor:

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 31% appreciation of the RMB against the U.S. dollar between July 21, 2005 and September 30, 2012. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: November 14, 2012	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

