Form 10-Q
period 2012-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2013-02-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	____________________________________ to ____________________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
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

As of February 6, 2013, the registrant had 21,121,372 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$216,201	$2,366,718
Restricted cash	6,500,000	9,668,000
Accounts receivable, trade, net	14,884,162	12,017,231
Notes receivable, trade	237,750	14,176,800
Notes receivable, mine acquisition	-	9,155,520
Other receivables	685,985	1,412,008
Loans receivable	8,112,037	9,849,937
Refundable deposit	4,755,000	4,752,000
Inventories	2,890,260	2,382,444
Advances to suppliers	7,841,780	12,267,806
Prepaid expenses	196,716	633,313
Total current assets	46,319,891	78,681,777

PLANT AND EQUIPMENT, net	15,568,206	16,211,984

CONSTRUCTION IN PROGRESS	39,404,413	39,379,553

OTHER ASSETS
Prepayments	60,788,925	36,071,853
Intangible assets, net	31,620,946	31,635,487
Long-term investments	2,827,514	2,825,730
Other assets	110,950	110,880
Total other assets	95,348,335	70,643,950

Total assets	$196,640,845	$204,917,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$5,706,000	$5,702,400
Current maturity of long term loan	23,775,000	20,592,000
Accounts payable, trade	572	4,023
Notes payable	-	4,752,000
Other payables and accrued liabilities	980,952	802,028
Other payables - related parties	189,711	156,227
Acquisition payable	4,596,500	4,593,600
Customer deposits	138,545	138,457
Taxes payable	1,732,681	1,522,062
Total current liabilities	37,119,961	38,262,797

LONG TERM LIABILITIES
Long term loan	28,530,000	36,432,000
Warrants liability	1,801	716,648
Total long term liabilities	28,531,801	37,148,648

Total liabilities	65,651,762	75,411,445

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 authorized, 21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	111,748,770	110,257,132
Accumulated other comprehensive income	7,605,598	7,613,972
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	126,657,483	125,174,219

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	130,989,083	129,505,819

Total liabilities and equity	$196,640,845	$204,917,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31
	2012	2011	2012	2011

REVENUE	$21,238,642	$17,297,333	$38,800,836	$39,448,667

COST OF REVENUE	18,302,685	14,008,015	33,955,623	28,955,472

GROSS PROFIT	2,935,957	3,289,318	4,845,213	10,493,195

OPERATING EXPENSES:
Selling	42,176	43,324	85,757	124,867
General and administrative	581,345	906,367	1,208,173	1,333,786
Total operating expenses	623,521	949,691	1,293,930	1,458,653

INCOME FROM OPERATIONS	2,312,436	2,339,627	3,551,283	9,034,542

OTHER INCOME (EXPENSE)
Interest income	208,461	218,749	431,101	777,300
Interest expense	(997,461)	(315,463)	(2,019,065)	(731,022)
Other finance expense	(91,123)	(37,767)	(163,367)	(73,433)
Other (expense) income, net	8,333	8,492	8,333	(9,089)
Change in fair value of warrants	41,317	1,343,214	714,847	4,362,936
Total other (expense) income, net	(830,473)	1,217,225	(1,028,151)	4,326,692

INCOME BEFORE INCOME TAXES	1,481,963	3,556,852	2,523,132	13,361,234

PROVISION FOR INCOME TAXES	650,238	911,148	1,031,494	2,406,817

NET INCOME	831,725	2,645,704	1,491,638	10,954,417

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	280,321	640,615	(8,374)	1,829,359

COMPREHENSIVE INCOME	$1,112,046	$3,286,319	$1,483,264	$12,783,776

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	21,121,372	21,090,948	21,121,372	21,090,948
Diluted	21,121,372	21,090,948	21,121,372	21,090,948

EARNINGS PER SHARE
Basic	$0.04	$0.13	$0.07	$0.52
Diluted	$0.04	$0.13	$0.07	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,491,638	$10,954,417
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	654,588	722,325
Amortization and depletion	34,511	254,771
Bad debt expense	-	360,929
Change in fair value of warrants	(714,847)	(4,362,936)
Reservation of mine maintenance fee	-	43,480
Equity investment income	-	(3,238)
Change in operating assets and liabilities
Accounts receivable, trade	(2,859,345)	(3,207,619)
Notes receivable, trade	(634,000)	(5,086,250)
Other receivables	726,177	(1,028,284)
Inventories	(506,305)	(5,641,398)
Advances to suppliers	4,433,771	400,882
Prepaid expenses	436,996	-
Accounts payable, trade	(3,454)	(141,847)
Other payables and accrued liabilities	178,778	(628,006)
Customer deposits	-	(39,607)
Taxes payable	209,658	(182,413)
Net cash provided by (used in) operating activities	3,448,166	(7,584,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(350,000)	(1,896,500)
Repayment of loans receivable	1,137,500	8,745,053
Payments on equipment and construction in progress	(577)	(15,314,057)
Prepayments on construction in progress	-	(13,302,500)
Refunds of coal mine acquisition prepayments	-	7,857,865
Prepayments of intangible assets	-	(1,892,461)
Net cash provided by (used in) investing activities	786,923	(15,802,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	3,170,000	(2,065,000)
Proceeds from notes payable	-	3,130,000
Payments of note payable	(4,755,000)	-
Proceeds from short-term loans - bank	-	5,008,000
Payments of short-term loan - bank	-	(5,008,000)
Payments of current maturity of long term loan	(4,755,000)	-
Proceeds from (payments to) related parties	33,285	(53,740)
Net cash (used in) provided by financing activities	(6,306,715)	1,011,260

EFFECT OF EXCHANGE RATE ON CASH	(78,891)	394,048

DECREASE IN CASH	(2,150,517)	(21,982,086)

CASH, beginning of period	2,366,718	26,266,687

CASH, end of period	$216,201	$4,284,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$720,054	$1,552,791
Cash paid for interest expense, net of capitalized interest	$1,473,077	$660,987

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$15,533,000	$-
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$9,161,300	$-
Repayment of loan receivables through note receivables, trade	$951,000	$-
Transferred from advances to suppliers to other receivables	$-	$582,398
Reclassification of coal mine prepayment made in prior year to other receivables	$-	$12,185,990
Reclassification of prepayment for coal mine acquistion to advance to suppliers	$-	$1,105,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) was organized on September 30, 1996, under the laws of the State of Florida.

The Company is a vertically-integrated coal and coke producer based in the People’s Republic of China (“PRC” or “China”). All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements.

Due to an accident which occurred during the quarter ended December 31, 2011 at one of the mines owned by Yima Coal Group, a state-owned enterprise and one of the six provincial level coal mine consolidators in Henan, all mid-scale mines are required to undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines, including the Hongchang, Xingsheng, Shuangrui and Shunli coal mines which were previously awaiting government confirmation to resume operations.

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

•     100% of equity ownership acquired by Hongchang on June 20, 2012

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	December 31, 2012	June 30, 2012
Total current assets	$23,176,903	$58,535,803
Total assets	$178,252,857	$184,771,289
Total current liabilities	$54,004,266	$53,633,472
Total liabilities	$82,534,266	$90,065,472

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 13). As of December 31, 2012, the transfer of the Company’s coal related operations to the joint-venture had not been carried out, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 21).

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved are evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described below, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is enabled to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Management makes ongoing assessments of whether Hongyuan is the primary beneficiary of Hongli and its subsidiaries.

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

The balance sheet amounts, with the exception of equity, at December 31, 2012 and June 30, 2012 were both translated at RMB 6.31 to $1.  The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2012 and 2011 were at RMB 6.29 to $1 and RMB 6.37 to $1, respectively, and at RMB 6.31 to $1 and RMB 6.39 to $1 for the six months ended December 31, 2012 and 2011, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The Company uses a three-level valuation hierarchy for disclosures of fair value measurement.  The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, payables and short term loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available. The three levels of valuation hierarchy are defined as follows:

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 14). For long-term investments (which consist of a 2.86% equity interest in a credit union in China and a 49% equity interest in a joint venture between Zhonghong and Henan Coal Seam Gas), it was impracticable for the Company to obtain their fair values at December 31, 2012.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
Warrants liability	$1,801	$—	$1,801	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of December 31, 2012 and June 30, 2012:

	December 31,	June 30,
	2012	2012
Beginning fair value	$716,648	$5,569,047
Realized gain recorded in earnings	(714,847)	(4,852,399)
Ending fair value	$1,801	$716,648

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on December 31, 2012 and June 30, 2012.

	December 31, 2012	June 30, 2012
Number of shares exercisable	3,906,853	3,906,853
Exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.18	$2.05
Expected term (year)	2.10-4.27	2.60-4.78
Risk-free interest rate	0.26-0.59%	0.38-0.69%
Expected volatility	43-78%	75-85%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and six months ended December 31, 2012 and 2011, the two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of December 31, 2012 and June 30, 2012, the Company had $6,633,427 and $11,880,025 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Notes receivable, trade

These notes receivable represent trade accounts receivable due from customers where the customers’ banks have guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customers’ banks prior to the due dates. However, early request for payment will incur an interest charge and a processing fee. In the ordinary course of business, certain notes receivable may be assigned to suppliers as advances in lieu of cash.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2012 and June 30, 2012, no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies or legally assigns its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. These advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended December 31, 2012 and 2011, $0 and $439,482 in interest were capitalized into CIP, respectively. For the six months ended December 30, 2012 and 2011, $0 and $787,420 in interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the assets are completed and put into service. Maintenance, repairs and minor renewals are charged to expense as incurred. Major additions and betterment to property and equipment are capitalized.

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

The Company did not record such asset retirement obligation as of December 31, 2012 and June 30, 2012 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the government authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended December 31, 2012, and 2011.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three and six months ended December 31, 2012, and 2011, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Note 3 – Concentration risk

For the three months ended December 31, 2012, 80.6% of the Company’s total revenues were from five major customers who individually accounted for 21.7%, 21.4%, 18.9%, 18.6% and 11.5% of total revenues, respectively. For the six months ended December 31, 2012, 81.0% of the Company’s total revenues were from four major customers who individually accounted for 21.0%, 20.7%, 19.7% and 19.6% of total revenues, respectively.  For the three months ended December 31, 2011, 93.3% of the Company’s total revenues were from four major customers who individually accounted for 26.6%, 22.3%, 22.2% and 22.2% of total revenues, respectively. For the six months ended December 31, 2011, 87.3% of the Company’s total revenue was from the same four major customers who individually accounted for 24.9%, 22.1%, 20.6% and 19.7% of total revenue, respectively. Accounts receivable of five customers were 22.0%, 21.1%, 20.8%, 17.6%, and 12.3% of the total accounts receivable balance at December 31, 2012, respectively. Accounts receivable of four customers were 25.5%, 22.9%, 22.8% and 22.2% of the total accounts receivable balance at June 30, 2012, respectively.

For the three months ended December 31, 2012, four major suppliers provided 55.5% of the Company’s total raw material purchases, with each supplier individually accounting for 14.4%, 11.1%, 10.5% and 10.1% of total raw material purchases, respectively. For the six months ended December 31, 2012, three major suppliers provided 54.9% of total raw material purchases, with each supplier individually accounting for 14.6%, 10.6% and 10.6% of total purchases, respectively. For the three months ended December 31, 2011, five major suppliers provided 63.7% of total raw material purchases, with each supplier individually accounting for 15.8%, 13.9%, 12.3%, 11.3% and 10.5% of total raw material purchases, respectively. For the six months ended December 31, 2011, five major suppliers provided 63.0% of total raw material purchases, with each supplier individually accounting for 15.4%, 14.0%, 11.8%, 11.6% and 10.1% of total purchases, respectively. The Company held no accounts payable from its major suppliers as of December 31, 2012 and June 30, 2012.

Note 4 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, both parties entered into another supplemental agreement to extend the maturity date to June 8, 2013, with 7% annual interest rate. CPL repaid $86,610, $1,859,053 and $316,500 in June 2011, July 2011 and August 2012, respectively.

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

On February 20, 2012, the Company loaned $951,000 (RMB 6 million) to Pingdingshan Hongfeng Coal Wash Co., Ltd. (“Hongfeng”), an unrelated party. This loan was due on August 20, 2012, was unsecured, and had an annual interest rate of 3.5%. The principal of this loan was settled in full on August 9, 2012 by notes from Hongfeng guaranteed by its bank, which notes were legally assigned to the Company’s supplier for material purchases during the quarter ended December 31, 2012. In addition, during the quarter ended December 31, 2012, $79,250 of the notes was discounted and settled cash by a bank before their due date on February 9, 2013.

For the three months ended December 31, 2012 and 2011, interest income from loans receivable amounted to $183,068 and $210,815, respectively. For the six months ended December 31, 2012 and 2011, interest income from loans receivable amounted to $379,058 and $747,928, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables consisted of the following:

	December 31, 2012	June 30, 2012
Receivables from an unrelated company	$474,026	$1,099,910
Advances to employees	91,561	117,394
Interest receivable	118,749	193,119
Miscellaneous	1,649	1,585
Total	$685,985	$1,412,008

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Raw materials	$245,559	$244,425
Work in process	1,737,388	315,143
Supplies	97,882	55,043
Finished goods	809,431	1,767,833
Total	$2,890,260	$2,382,444

Note 7 – Advances to suppliers

Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers as of December 31, 2012 and June 30, 2012 amounted to $7,841,780 and $12,267,806, respectively. For the three and six months ended December 31, 2012 and 2011, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Prepaid expenses

Prepaid expenses consisted of the following:

	December 31, 2012	June 30, 2012
Prepaid interest	$196,144	$620,995
Prepaid rental	-	11,745
Miscellaneous	572	573
Total	$196,716	$633,313

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

Note 9 – Prepayments

Prepayments consisted of the following:

	December 31, 2012	June 30, 2012
Land use rights	$11,117,570	$11,110,556
Construction	49,671,355	24,961,297
Total	$60,788,925	$36,071,853

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for land use rights

Prepayments for land use rights are monies advanced in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of December 31, 2012 and June 30, 2012, prepayments for land use rights amounted to $11,117,570 and $11,110,556, respectively. The Company is in the process of registering the land use right certificates with Pingdingshan Bureau of Land and Resources Department and expects to complete such registrations by December 31, 2013, at an estimated total cost of $11,578,425 (RMB 73,050,000).

Prepayments for construction

Prepayments for construction consisted of the following:

	December 31, 2012	June 30, 2012
Baofeng new coking plant (1)	$20,539,055	$20,526,097
Hongchang new mining tunnels (2)	1,268,000	1,267,200
Hongchang safety instruments (3)	3,170,000	3,168,000
Xingsheng safety instruments (4)	13,805,350	-
Hongchang mine consolidation (5)	10,888,950	-
Total	$49,671,355	$24,961,297

Prepayments for construction are mainly cash advanced to contractors and equipment suppliers in connection with the Company’s new coking plant under construction, tunnel improvement at Hongchang coal mine, safety instruments upgrades at Hongchang coal mine and Xingsheng coal mines, and construction related to the consolidation of Hongchang coal mine, Shunli coal mine and Shuangrui coal mine.

(1)	At December 31, 2012, the Company made prepayments of approximately $20.5 million (RMB 129.6 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.27 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels. As of December 31, 2012, this project had not commenced. The Company expects to start this project after obtaining the approval from the PRC government.

(3)	The Company made prepayments of approximately $3.17 million (RMB 20 million) during May 2012 for upgrading the safety instruments at Hongchang coal mine. As of December 31, 2012, this project had not commenced. The Company expects to start this project after obtaining the approval from the PRC government.

(4)	The Company made prepayments of approximately $13.8 million (RMB 87.1 million) during August and September 2012 for upgrading the safety instruments at Xingsheng coal mine. As of December 31, 2012, this project had not commenced. The Company expects to start this project after obtaining the approval from the PRC government.

(5)	The Company made prepayments of approximately $10.9 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang coal mine, Shunli coal mine and Shuangrui coal mine. As of December 31, 2012, this project had not commenced. The Company expects to start this project after obtaining the approval from the PRC government.

Note 10 –Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2012	June 30, 2012
Buildings and improvements	$10,840,815	$10,833,976
Mine development cost	11,453,261	11,446,035
Machinery and equipment	7,325,586	7,320,964
Other equipment	437,662	436,810
Total	30,057,324	30,037,785
Less accumulated depreciation	(14,489,118)	(13,825,801)
Total plant and equipment, net	$15,568,206	$16,211,984

Depreciation expense amounted to $334,545, and $301,038 for the three months ended December 31, 2012, and 2011, respectively, and $654,588 and $722,325 for the six months ended December 31, 2012 and 2011, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations in September 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Construction in progress

Construction in progress at December 31, 2012 and June 30, 2012 amounted to $39,404,413 and $39,379,553, respectively, and is related to the new coking plant. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

Project	Total as of December 31, 2012	Estimated cost to complete	Estimated total cost	Estimated completion date
New coking plant	$39,404,413	$26,280,183	$65,684,596	September 2013

Note 12 – Intangible assets

Intangible assets consisted of land use rights and mining rights, which consisted of the following:

	December 31, 2012	June 30, 2012
Land use rights	$2,484,820	$2,483,253
Mining rights	43,022,018	42,994,875
Total intangible assets	45,506,838	45,478,128
Accumulated amortization – land use rights	(621,205)	(586,323)
Accumulated depletion – mining rights	(13,264,687)	(13,256,318)
Total intangible assets, net	$31,620,946	$31,635,487

Amortization expense for the three months ended December 31, 2012 and 2011 amounted to $17,299, and $17,103, respectively. Amortization for the six months ended December 31, 2012 and 2011 amounted to $34,511 and $34,076, respectively. There was no depletion expense for the three months ended December 31, 2012 and 2011. Depletion expense for the six months ended December 31, 2012 and 2011 amounted to $0 and $220,695, respectively. Depletion expenses were charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization Expense
2013	$34,511
2014	69,023
2015	69,023
2016	69,023
2017	69,023
Thereafter	1,553,012
Total	$1,863,615

Note 13 – Long-term investments

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) of the registered capital was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of December 31, 2012, Hongyuan CSG was inactive.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2012 and 2011, there was no equity investment income (loss).

Note 14 – Loans

Short-term loan

On June 16, 2011, Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%, which is classified as restricted cash; the loan was guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan agreement and borrowed $5,706,000 (RMB 36,000,000) for one year with a per annum interest rate of 7.22%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO. As of December 31, 2012 and June 30, 2012, the balance of short-term loan amounted to $5,706,000 and $5,702,400, respectively.

Current maturity of long-term loan

On November 30, 2011, the Company entered into a supplemental agreement with Bairui, and as a result, at June 30, 2012, $20,592,000 (RMB 130 million) of the loan from Bairui was reclassified from short-term loan-bank, to current maturity of long-term loan (see “Long-term loan” below).

As of December 31, 2012 and June 30, 2012, the current maturity of the long-term loan amounted to $23,775,000 and $20,592,000, respectively.

Long-term loan

Long-term loans represent amounts due to unrelated lenders and mature over one year.

On April 2, 2011, Hongli entered into a loan agreement with Bairui pursuant to which Bairui agreed to loan Hongli the sum of approximately $57.0 million (RMB 360 million) with annual interest of 6.3%, of which approximately $28.5 million (RMB 180 million) would be due on April 2, 2013, and approximately $28.5 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the Company entered into a supplemental agreement with Bairui to revise the terms of the prior agreement. As supplemented, approximately $4.8 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $15.9 million (RMB 100 million) with annual interest of 6.3%, is now due on April 2, 2013, approximately $7.9 million (RMB 50 million) with annual interest of 6.3% is now due on October 2, 2013, and approximately $28.5 million (RMB 180 million) with annual interest of 6.3% became now due on April 2, 2014. For the $4.8 million (RMB 30 million) principal payment that became due on October 2, 2012, the Company entered into another supplemental agreement with Bairui on October 8, 2012 to extend the principal payment due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012. The Company repaid the $4.8 million on December 25, 2012.

As of December 31, 2012 and June 30, 2012, the balance of long-term loans amounted to $28,530,000 and $36,432,000, respectively.

Weighted average interest rate of the short-term and long-term loans was 6.56% and 5.00% for the three months ended December 31, 2012 and 2011, respectively. Total interest expense on short-term and long-term loans for the three months ended December 31, 2012 and 2011 amounted to $997,461 and $754,945, respectively. No interest expense was capitalized into CIP.

Weighted average interest rate was 6.45% and 5.01% for the six months ended December 31, 2012 and 2011, respectively. Total interest expense on short-term and long-term loans for the six months ended December 31, 2012 and 2011 amounted to $2,019,065 and $1,518,442, respectively, of which $0 and $787,420 was capitalized into CIP, respectively.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to an agreement dated March 19, 2012, SPDB agreed to grant a line of credit of $1,585,000 (RMB 10 million) maturing on September 21, 2012, to the Company to purchase raw coal. SPDB required the Company to deposit 100% of the note payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the note payable was guaranteed by the Company’s CEO and Hongli. SPDB charged a processing fee based on 0.05% of the face value of the notes.  This note payable was satisfied on September 22, 2012.

On April 25, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant a line of credit of $3,170,000 (RMB 20 million) maturing on October 25, 2012, to the Company to purchase raw coal. SPDB required the Company to deposit 50% of the notes payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the note payable was guaranteed by the Company’s CEO and Hongli. SPDB charged a processing fee based on 0.05% of the face value of the notes. The Company fully paid this note payable on October 25, 2012.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $189,711 and $156,227 at December 31, 2012 and June 30, 2012, respectively. Such advances are interest free, due on demand and will be settled in cash payments.

Note 17 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40% of Shuangrui Coal’s equity interest. The title of the remaining 40% equity interest of Shuangrui Coal was transferred to Hongli, and Hongli has full control of Shuangrui Coal at June 30, 2012. The purchase price of the remaining 40% equity interest was tentatively set at approximately $4,438,000 (RMB 28 million) subject to certain price adjustments to be finalized at closing. As of December 31, 2012 and June 30, 2012, acquisition payable was $4,596,500 and $4,593,600, respectively, which represented the accrued purchase price of Shuangrui Coal (see Note 21).

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

There are no estimated tax savings from the foregoing reduced tax for the three months ended December 31, 2012 and 2011. If the statutory income tax had been applied, the basic and diluted earnings per share remain at $0.04 and 0.13 for the three months ended December 31, 2012 and 2011, respectively.

There are no estimated tax savings from the foregoing reduced tax rate for the six months ended December 31, 2012. The estimated tax savings from the foregoing reduced tax rate amounted to $209,873 for the six months ended December 31, 2011. If the statutory income tax had been applied, the basic and diluted earnings per share remain at $0.07 for the six months ended December 31, 2012, and decreased basic and diluted earnings per share from $0.52 to $0.51 for the six months ended December 31, 2011.

The provision for income taxes consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	650,238	911,148	1,031,494	2,406,817
Total	$650,238	$911,148	$1,031,494	$2,406,817

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SinoCoking is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2012. As of December 31, 2012, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $2,052,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2032 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2012 and June 30, 2011, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and six months ended December 31, 2012 and 2011, and consisted of the following:

	For three months ended		For six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Beginning balance	$667,000	$508,000	$620,000	$460,000
Additions	29,000	31,000	76,000	79,000
Ending balance	$696,000	$539,000	$696,000	$539,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $44.3 million as of December 31, 2012, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $3,622,875 and $2,898,995 for the three months ended December 31, 2012, respectively, and $2,943,738 and $2,818,790 for the three months ended December 31, 2011, respectively.

The Company incurred VAT on sales and VAT on purchases in the PRC amounting to $6,612,465 and $5,654,228 for the six months ended December 31, 2012, respectively, and $7,195,767 and $6,020,705 for the six months ended December 31, 2011, respectively.

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the government.

Taxes payable

Taxes payable consisted of the followings:

	December 31, 2012	June 30, 2012
VAT	$408,462	$499,658
Income tax	1,126,171	814,217
Others	198,048	208,187
Total	$1,732,681	$1,522,062

Note 19 – Capital transactions

Under the Company’s 2002 Stock Option Plan, there were outstanding options exercisable to 4,792 shares of the Company’s common stock. Options exercisable for 1,666 shares of the Company’s common stock were granted on October 11, 2002, with an exercise price of $36.00 per share and an expiration date of October 15, 2012. Those options were forfeited as of December 31, 2012. Options exercisable for 3,126 shares of the Company’s common stock were granted on November 16, 2004, with an exercise price of $96.00 per share and an expiration date of November 16, 2014.

Under the Company’s 1999 Stock Option Plan, there were outstanding options exercisable to 6,332 shares of the Company’s common stock. Options exercisable for 6,059 shares of the Company’s common stock were granted on November 14, 2004, with an exercise price of $96.00 per share and an expiration date of November 14, 2014. These outstanding options were fully vested before the completion of the Share Exchange on February 5, 2010, and no additional options had been granted.

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for total expense of $150,000.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following consisted of the outstanding and exercisable options at December 31, 2012

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
Of Options	Contract Life	Exercise Price	of Options	Contractual Life	Exercise Price
9,185	1.59 years	$81.26	9,185	1.59 years	$81.26

A summary of changes in options activity is presented as follows:

Options
Outstanding, December 31, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2012	10,851
Granted	-
Forfeited	1,666
Exercised	-
Outstanding, December 31, 2012	9,185

Warrants

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

As of December 31, 2012 and June 30, 2012, warrants that were exercisable into 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $1,801 and $716,648 at December 31, 2012 and June 30, 2012, respectively. The decrease in fair value of warrants was $41,317 and $714,847 for the three and six months ended December 31, 2012, respectively, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $1,343,214 and $4,362,936and was recorded as gain on change in fair value of warrants for the three and six months ended December 31, 2011.

A summary of changes in warrant activity is presented as follows:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, December 31, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding December 31, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 4.27 years as of December 31, 2012
(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 2.10 years as of December 31, 2012.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 2.19 and 2.21 years as of December 31, 2012, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 2.19 years as of December 31, 2012.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 2.50 years as of December 31, 2012.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The Company had warrants and options exercisable for 3,916,038 and 3,917,704 shares of the Company’s common stock in the aggregate at December 31, 2012 and June 30, 2012, respectively. For the three and six months ended December 31, 2012 and 2011, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through December 31, 2012, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Shuangrui Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of December 31, 2012, approximately $6.5 million (RMB 41 million) of the purchase price was paid, with the balance of approximately $158,500 (RMB 1 million) to be paid by the company for 60% equity interests. During the year ended June 30, 2012, both Hongli and Shuangrui Coal’s sellers entered into an agreement to transfer the remaining 40% of Shuangrui to Hongli, with Hongli then transferring 100% of the ownership of Shuangrui to Hongchang. The ownership transfer was completed on June 20, 2012. As a result, the Company accrued $4,438,000 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of equity interests of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.7 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongli owns 60% of the equity interests of Xingsheng Coal, with the remaining 40% owned by the sellers. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of equity interests of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.7 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As a result, Hongchang owns 100% of the equity interests of Shunli Coal. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. The purchase price was paid in full in June 2011.

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

On February 6, 2012, the Company entered into another lease agreement for a different office unit within the same building to replace the above lease. The new lease is from March 15, 2012 to June 14, 2013, with monthly lease payments of $3,677 (RMB 23,196) and monthly management fees of $649 (RMB 4,093). The prior lease agreement was terminated on March 14, 2012.

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,876 (RMB 37,075).

For the three months ended December 31, 2012, and 2011, lease expenses were $31,138 and $25,235, respectively. For the six months ended December 31, 2012 and 2011, lease expense was $60,328 and $85,450, respectively.

As of December 31, 2012, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2013	$59,563
2014	10,577
Total	$70,140

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,964,839	$58,208,873	$6,755,967
Hongchang new mining tunnels	1,521,600	1,268,000	253,600
Hongchang safety instruments	15,850,000	3,170,000	12,680,000
Xingsheng safety instruments	19,199,105	13,805,350	5,393,755
Hongchang mine consolidation	32,097,835	10,888,950	21,208,885
Total	$133,633,379	$87,341,173	$46,292,207

The Company has signed annual purchase agreements with its vendors to supply coal to be delivered based on the quarterly demand. For the calendar year ending December 31, 2013, the aggregate purchase contract amount is approximately $98.3 million (RMB 619.9 million).

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2012, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power did not make any contribution to the statutory reserve due to its net operating loss. Zhonghong and Hongrun did not make any contribution to the statutory reserves as neither entity had operations as of December 31, 2012. Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating losses.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no special reserve as of December 31, 2012.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	December 31, 2012	June 30, 2012	50% of registered capital	Future contributions required as of December 31, 2012

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective for the three and six months ended December 31, 2012 and 2011 are summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Coke	$10,410,723	$8,448,817	$19,630,960	$18,594,643
Coal tar	370,513	426,785	737,994	1,128,580
Raw coal	1,308,826	728,837	2,233,287	3,748,770
Washed coal	9,148,580	7,692,894	16,198,595	15,976,674
Total	$21,238,642	$17,297,333	$38,800,836	$39,448,667

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of December 31, 2012, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mining rights and other assets to, and consolidating them, under Hongchang Coal.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although its mining operations were halted in September 2011. Our other coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, although we expect the mining moratorium to end sometime in the first half of the 2013 calendar year, there can be no assurance as to exactly when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

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

Results of Operations

Three and six months ended December 31, 2012, as compared to three and six months ended December 31, 2011

Overall, results of operations for the three months ended December 31, 2012 decreased by 68.56% to $831,725 as compared to the same period last year. Results of operations for the six months ended December 31, 2012 decreased by 86.38% to $1,491,638 as compared to the same period last year.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the coke market is showing some signs of recovery; and (2) as coking coal price continue at historically high levels, gross margins for our coke products have remained low.

On a micro level, management has observed a strong demand from our customers for the coke powder, and we accordingly made market purchases during the quarter in order to satisfy demand.

Revenue

For the three months ended December 31, 2012, revenue increased by $3,941,309 or 22.79% as compared to the same period last year, due to increased sales volume of both coke and coal products, despite a decrease in the average selling price of coke. Revenue and quantity sold by product type for the 2011 and 2012 periods are as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Three months ended December 31, 2011	$8,875,602	$8,421,731	$17,297,333
Three months ended December 31, 2012	10,781,236	10,457,406	21,238,642
Increase in $	$1,905,634	$2,035,675	$3,941,309
Increase in %	21.47%	24.17%	22.79%

Quantity sold (metric tons)
Three months ended December 31, 2011	37,762	52,721	90,483
Three months ended December 31, 2012	57,854	64,471	122,325
Increase	20,092	11,750	31,842
% Increase	53.21%	22.29%	35.19%

50.76% of our three-month revenue came from coke products and 49.24% from coal products, as compared to 51.31% from coke products and 48.69% from coal products for the same period last year. Although sales volume of coke products increased significantly by 53.21%, the percentage of total revenue from coke products decreased as compared to last year. Such change was mainly caused by a decrease in the average selling price of coke, which resulted from increased coke powder sales.

For the six months ended December 31, 2012, revenue decreased by $647,831 or 1.64% as compared to the same period of last year. Such decrease was mainly driven by decreased coal products sales due to less coal product sales in first quarter 2013, as compared to the same quarter last year. Revenue and quantity sold by product type for the 2011 and 2012 periods as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Six months ended December 31, 2011	$19,723,223	$19,725,444	$39,448,667
Six months ended December 31, 2012	20,368,954	$18,431,882	$38,800,836
Increase (decrease) in $	$645,731	$(1,293,562)	$(647,831)
Increase (decrease) in %	3.27%	(6.56)%	(1.64)%

Quantity sold (metric tons)
Six months ended December 31, 2011	82,821	136,806	219,627
Six months ended December 31, 2012	107,137	120,714	227,851
Increase (decrease)	24,316	(16,092)	8,224
% Increase (decrease)	29.36%	(11.76)%	3.74%

52.50% of our six-month revenue came from coke products and 47.50% from coal products, as compared to 37.71% from coke products and 62.29% from coal products for the same period of last year. The percentage changes reflect increased coke powder sales, as well as decreased sales volume of coal products caused by limited supply in the first quarter.

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by non-ferrous metallurgical industry) and coal tar (a byproduct of the coke manufacturing process). Coal products include unprocessed metallurgical coal, processed or washed coal, and medium or mid-coal and coal slurries, which are by-products of the coal washing process and used primarily to generate electricity and for heating. As used in this discussion and analysis, “coke” includes both coke and coke powder, and “raw coal” includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, as well as mid-coal and coal slurries.

Average selling price per metric ton for our four principal products for the three months ended December 31, 2012 and 2011 are as follows:

	Coke	Coal tar	Raw coal	Washed coal
Three months ended December 31, 2011	$234	$255	$72	$181
Three months ended December 31, 2012	185	257	75	195
Increase (decrease) in $	$(49)	$2	$3	$14
Increase (decrease) in %	(20.94)%	0.78%	4.17%	7.73%

Average selling price per metric ton for our four principal products for the six months ended December 31, 2012 and 2011 are as follows:

	Coke	Coal tar	Raw coal	Washed coal
Six months ended December 31, 2011	$237	$253	$76	$183
Six months ended December 31, 2012	188	257	67	186
Increase (decrease) in $	$(49)	$4	$(9)	$3
Increase (decrease) in %	(20.68)%	1.58%	(11.84)%	1.64%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Management believes that the changes in average selling prices period over period were primarily driven by market demand and quality of our products.

The average price of coke was calculated based on the weighted average price of coke and coke powder. The average price of raw coal was calculated based on the weighted average price of unprocessed coal, coal byproducts and mixed thermal coal. We note that the average selling prices for coal products are also influenced by changes in the coal mixtures (with different grades and heat content) that we sell to our customers.

Revenue and quantity sold of each coke product for the three months ended December 31, 2012 and 2011 are as follows:

	Coke products
	Coke	Coal tar	Total
Revenue
Three months ended December 31, 2011	$8,448,817	$426,785	$8,875,602
Three months ended December 31, 2012	10,410,723	$370,513	10,781,236
Increase (decrease) in $	$1,961,906	$(56,272)	$1,905,634
Increase (decrease) in %	23.22%	(13.19)%	21.47%

Quantity sold (metric tons)
Three months ended December 31, 2011	36,094	1,668	37,762
Three months ended December 31, 2012	56,413	1,441	57,854
Increase (decrease)	20,319	(227)	20,092
% Increase (decrease)	56.29%	(13.61)%	53.21%

The higher coke revenue for the three months ended December 31, 2012 resulted from increased coke sales, offset by the decreased average coke selling price. The increased coke sales volume was due to the increased sales of both grade II coke and coke powder. Average coke selling price decreased because we increased coke powder sales in this quarter, which has a lower price than grade II coke; what is more, the average selling price of grade II coke was also lower than last year, as a result of softer market demand. The lower coal tar revenue for the three months ended December 31, 2012 resulted from a lower demand for such product, as well as slightly higher market price for coal.

Revenue and quantity sold of each coke product for the six months ended December 31, 2012 and 2011 are as follows:

	Coke products
	Coke	Coal tar	Total
Revenue
Six months ended December 31, 2011	$18,594,643	$1,128,580	$19,723,223
Six months ended December 31, 2012	19,630,960	737,994	20,368,954
Increase (decrease) in $	$1,036,317	$(390,586)	$645,731
Increase (decrease) in %	5.57%	(34.61)%	3.27%

Quantity sold (metric tons)
Six months ended December 31, 2011	78,365	4,456	82,821
Six months ended December 31, 2012	104,263	2,874	107,137
Increase (decrease)	25,898	(1,582)	24,316
% Increase (decrease)	33.05%	(35.50)%	29.36%

The higher coke revenue for the six months ended December 31, 2012 resulted from the same reasons as three months results. The lower coal tar revenue for the six months ended December 31, 2012 resulted from lower market demand, offset by the slight increase ($4) in average selling price.

Revenue and quantity sold of each coal product for the three months ended December 31, 2012 and 2011 are as follows:

	Coal products
	Raw coal	Washed coal	Total
Revenue
Three months ended December 31, 2011	$728,837	$7,692,894	$8,421,731
Three months ended December 31, 2012	1,308,826	9,148,580	10,457,406
Increase in $	$579,989	$1,455,686	$2,035,675
Increase in %	79.58%	18.92%	24.17%

Quantity sold (metric tons)
Three months ended December 31, 2011	10,116	42,605	52,721
Three months ended December 31, 2012	17,520	46,951	64,471
Increase	7,404	4,346	11,750
% Increase	73.19%	10.20%	22.29%

The higher raw coal revenue for the three months ended December 31, 2012 resulted from increased sales volumes of unprocessed coal and coal slurries, offset by decreased sales volume of mid-coal. Although our mines remained shut-down by the mining moratorium, we managed to secure supplies outside Henan, which enabled us to increase raw coal sales. We currently anticipate the mining moratorium to end sometime in the first half of the 2013 calendar year, although there cannot be any assurance as to the exact timing. Higher average selling price, a function of changes in product mix in response to market demand, also contributed to the increased raw coal revenue.

The higher washed coal revenue for the three months ended December 31, 2012 resulted from both higher average selling price and sales volume as compared to last year. We were able to command better selling price due to the quality of our washed coal, and the increased sales volume reflects stronger market demand.

Revenue and quantity sold of each coal product for the six months ended December 31, 2012 and 2011 are as follows:

	Coal products
	Raw coal	Washed coal	Total
Revenue
Six months ended December 31, 2011	$3,748,770	$15,976,674	$19,725,444
Six months ended December 31, 2012	2,233,287	$16,198,595	$18,431,882
Increase (decrease) in $	$(1,515,483)	$221,921	$(1,293,562)
Increase (decrease) in %	(40.43)%	1.39%	(6.56)%

Quantity sold (metric tons)
Six months ended December 31, 2011	49,476	87,330	136,806
Six months ended December 31, 2012	33,576	87,138	120,714
Increase (decrease)	(15,900)	(192)	(16,092)
% Increase (decrease)	(32.14)%	(0.22)%	(11.76)%

The lower raw coal revenue for the six months ended December 31, 2012 resulted from lower sales in the first quarter of fiscal 2012, as well as a lower average selling price due to a larger percentage of the quantity of raw coal sold being comprised of mid-coal. The washed coal revenue for the six months ended December 31, 2012 is on par with a year ago, a reflection of the near static washed coal market period over period.

Cost of Revenue

Cost of revenue increased by 30.66% for the three months ended December 31, 2012, from $14,008,318 to $18,302,685 as compared to the same period of last year, as a result of increased sales volumes for coke, raw coal and washed coal, as well as a decreased gross margin for coke. Such decrease in gross margin resulted because we had to purchase some of the coke powder that we sold in order to meet customer demand, which caused our overall coke margin to decrease.

Likewise, cost of revenue increased by 17.27% for the six months ended December 31, 2012, from $28,955,472 to $33,955,623 as compared to the same period of last year.

Gross Profit

Gross profit for the three months ended December 31, 2012 was $2,935,957, a decrease of $353,361 or 10.74%, from $3,289,318 for the same period last year, as a result of increased cost of revenue and decreased overall gross margin, offset by increased overall revenue. Gross profit margin decreased by approximately 5.19% to 13.82%, as a result of the decreased margin for coke discussed earlier.

Gross profit for the six months ended December 31, 2012 was $4,845,213, a decrease of $5,647,982 or 53.83%, from $10,493,195 for the same period last year, as a result of decreased raw coal and coal tar revenues, offset by increased coke and washed coal revenues. The increase in overall cost of revenue also pushed down our gross profit. As a result, gross profit margin decreased by approximately 14.11% to 12.49%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $623,521 for the three months ended December 31, 2012, a decrease of $326,170 as compared to the same period last year. Selling expenses decreased by $1,148 or 2.65%, to $42,176. General and administrative expenses decreased by $325,022 or 35.86%, to $581,345 mainly due to decrease in bad debt of approximately $361,000, and in certain fees such as investor relationship and internal control consulting of approximately $82,000. In addition, we recognized a reduction of expenses on various over-accruals of $112,833 during the three months ended December 31, 2011, which we did not have for the 2012 period.

Operating expenses was $1,293,930 for the six months ended December 31, 2012, a decrease of $164,723 or 11.29% as compared to the same period last year. Selling expenses decreased by $39,110 or 31.32%, to $85,757 mainly due to decreased selling expenses attributable to coal from our own mines. General and administrative expenses decreased by $125,613 or 9.42%, to $1,208,173 mainly due to decrease in bad debt of approximately $361,000, and in certain fees as such investor relationship and internal control consulting fee of approximately $180,000, offset by increase in meal and entertainment expenses of approximately $163,000. In addition, we recognized a reduction of expenses on various over-accruals of $353,500 during the six months ended December 31, 2011, which we did not have for the 2012 period.

Other Income and Expense

Other income and expense includes financing income and expense (which consist of interest and other financing expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended December 31, 2012, we had other expense of $830,473, as compared to other income of $1,217,225 for the same period last year, due to the following:

(1)	Financing expense of $880,123, taking into account of both $208,461 of interest income from our loan to an unrelated third party, and $997,461 of interest expense for our loans from Bairui Trust Co., Ltd. (“Bairui Trust”) and Shanghai Pudong Development Bank (“SPDB”).

(2)	Change in fair value of warrants of $41,317 in gain, as compared to $1,343,214 in gain for the same period of last year. Because our functional currency is denominated in RMB, our warrants cannot be considered indexed to our own common stock and, as such, we must record them as derivative instruments and recognize any change in their fair value in our earnings. The primary factor affecting the fair value is the price of our common stock during the relevant period.

For the six months ended December 31, 2012, we had other expense of $1,028,151, as compared to other income of $4,326,692 for the same period last year, due to the following:

(1)	Financing expense of $1,751,331, taking into account of both interest income of $431,101 from our loan to an unrelated party, and $2,019,065 of interest expense for our loans from Bairui Trust and SPDB.

(2)	Change in fair value of warrants of $714,847 in gain, as compared to $4,362,936 in gain for the same period of last year.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2012 decreased by $260,910 to $650,238, due primarily to lower taxable income.

Similarly, provision for income taxes for the six months ended December 31, 2012 decreased by $1,375,323 to $1,031,494.

Net Income

Net income for the three months ended December 31, 2012, including change in fair value of warrants, was $831,725, as compared to $2,645,704 for the same period last year.

Net income for the six months ended December 31, 2012, including change in fair value of warrants, was $1,491,638, as compared to $10,954,417 for the same period last year.

We use non-GAAP adjusted net income to measure the performance of our business internally by excluding non-cash charges related to warrants, and believe that such non-GAAP financial measure allows us to focus on managing our business operating performance because such non-GAAP financial measure reflects our essential operating activities and provides a consistent method of comparison to historical periods. We believe that providing such non-GAAP financial measure is useful to investors for a number of reasons. The non-GAAP financial measure provides a consistent basis for investors to understand our financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company’s performance using the same methodology and information that are used by our management. Non-GAAP financial measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded. However, we compensate for these limitations by providing the relevant disclosure of excluded charges.

The following table provides our adjusted net income and a reconciliation of such non-GAAP financial measure to our GAAP net income:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net income	$831,725	$2,645,704	$1,491,638	$10,954,417
Change in fair value of warrant liabilities	41,317	1,343,214	714,847	4,362,936
Adjusted net income	$790,408	$1,302,490	$776,791	$6,591,481

Earnings per share - basic	$0.04	$0.13	$0.07	$0.52
Earnings per share - diluted	$0.04	$0.13	$0.07	$0.52
Adjusted earnings per share - basic	$0.04	$0.06	$0.04	$0.31
Adjusted earnings per share - diluted	$0.04	$0.06	$0.04	$0.31

Weighted average number of common shares - basic	21,121,372	21,090,948	21,121,372	21,090,948
Weighted average number of common shares – diluted	21,121,372	21,090,948	21,121,372	21,090,948
Adjusted average number of common shares - basic	21,121,372	21,090,948	21,121,372	21,090,948
Adjusted average number of common shares - diluted	21,121,372	21,090,948	21,121,372	21,090,948

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Six months ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$3,448,166	$(7,584,794)
Net cash provided by (used in) investing activities	786,923	(15,802,600)
Net cash provided by (used in) financing activities	(6,306,715)	1,011,260

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2012 mainly resulted from (1) decrease in advances to suppliers of approximately $4.4 million, and (2) increase in accounts receivable of approximately $2.9 million. Advances to suppliers decreased due to the receipts of our inventories during the last three months of the period. Accounts receivable increased as we extended credit terms to our major customers.

Net cash used in operating activities for the six months ended December 31, 2011 mainly resulted from increases in (1) notes receivable of approximately $5.1 million, (2) accounts receivable of approximately $3.2 million, and (3) inventories of approximately $5.6 million. More accounts receivable were converted into notes receivable, and accounts receivable increased as we extended credit terms to our major customers. Inventories increased from purchasing coal. These increases were offset by net operating inflows of net income after adjusting for non-cash items and decrease in advances to suppliers.

Net Cash Provided by (Used in) Investing Activities

For the six months ended December 31, 2012, we received approximately $1.1 million in loan repayment from an unrelated third party, but also lent that same party approximately $350,000.

During the six months ended December 31, 2011, we (1) provided loans to two unrelated individual borrowers in the amounts of approximately $1.09 million and $0.81 million, respectively, (2) purchased and advanced payments of approximately $28 million for the equipment and machineries for our new coking facilities, and (3) prepaid approximately $1.89 million to purchase the land use right for expanding our current coking site in order to accommodate the coal preparation system. On the other hand, we received (1) repayments of loans from the two borrowers of approximately $8.75 million, and (2) refund of prepayment for mine acquisitions of approximately $7.86 million.

Net Cash Provided by (Used in) Financing Activities

For the six months ended December 31, 2012, (1) SPDB lifted restrictions on approximately $3.2 million of restricted cash due to the maturity of certain related note payables, (2) we repaid approximately $4.8 million of such note payables, and (3) we repaid approximately $4.8 million to Bairui Trust.

For the six months ended December 31, 2011, (1) we deposited approximately $1.5 million with SPDB in order to obtain approximately $3.1 million in credit to issue bank guaranteed notes, and (2) Hongyuan renewed its one-year loan agreement with the same bank to borrow approximately $5.0 million, with additional deposit of approximately $500,000 as collateral.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.06 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) would now be due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment.

Our business plan involves growing our business through: (1) expanding and modernizing our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) upgrading our current coking facility to increase the types of coke products we can produce; (3) recapturing more coking by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products; (4) acquiring other coal mines to source raw materials; and (5) looking for opportunities to build up long term strategic business relations with quality mining companies to expand our coal trading business. Of the foregoing, the following is expected to require capital resources:

•	New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located adjacent to our current facilities in Pingdingshan. Because the new facility will share the electricity, water and heating systems of our existing facilities, we revised our previously estimated cost for the new facility from approximately $70 million to approximately $64.8 million. We intend to use the line of credit from Pingdingshan Rural Cooperative Bank (“PRCB”) to complete the construction of our new coking facility, which we currently plan to complete by the end of calendar 2013.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $35.0 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. As of the date of this report, we have paid approximately $16.9 million for these projects, which we currently expect to complete sometime during calendar 2013. We are also in the process of merging the operations of Hongchang mine, Shunli mine and Shuangrui mine into a fully integrated mining operation. The total estimated cost of such integration is approximately $32.0 million, of which we have paid approximately $10.9 million.

•	Bairui Trust Loan. We will require capital to make upcoming payments of approximately $15.9 million (RMB 100 million) due in April 2013 and approximately $7.9 million (RMB 50 million) due in October 2013.

During the six months ended December 31, 2012, we had no capital expenditures.

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

Our significant accounting policies are described in Note 2 to our unaudited financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of December 31, 2012:

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

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at December 31, 2012 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: February 14, 2013	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2013	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

