Form 10-Q
period 2013-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2013-05-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2013, the registrant had 21,121,372 shares of common stock outstanding.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	June 30,
	2013	2012
CURRENT ASSETS
Cash	$2,081,078	$2,366,718
Restricted cash	16,064,000	9,668,000
Accounts receivable, trade, net	8,382,172	12,017,231
Notes receivable, trade	-	14,176,800
Notes receivable, mine acquisition	-	9,155,520
Other receivables	4,398,235	1,412,008
Loans receivable	17,596,037	9,849,937
Refundable deposit	4,782,000	4,752,000
Inventories	3,015,779	2,382,444
Advances to suppliers	9,677,328	12,267,806
Prepaid expenses	2,702	633,313
Total current assets	65,999,331	78,681,777

PLANT AND EQUIPMENT, net	15,372,456	16,211,984

CONSTRUCTION IN PROGRESS	39,628,161	39,379,553

OTHER ASSETS
Prepayments	61,134,100	36,071,853
Intangible assets, net	31,783,145	31,635,487
Long-term investments	2,843,569	2,825,730
Other assets	111,580	110,880
Total other assets	95,872,394	70,643,950

Total assets	$216,872,342	$204,917,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$15,302,400	$5,702,400
Current maturity of long term loan	23,910,000	20,592,000
Accounts payable, trade	-	4,023
Notes payable	9,564,000	4,752,000
Other payables and accrued liabilities	1,241,572	802,028
Other payables - related parties	167,787	156,227
Acquisition payable	4,622,600	4,593,600
Customer deposits	126,018	138,457
Taxes payable	1,089,367	1,522,062
Total current liabilities	56,023,744	38,262,797

LONG TERM LIABILITIES
Long term loan	28,692,000	36,432,000
Warrants liability	651	716,648
Total long term liabilities	28,692,651	37,148,648

Total liabilities	84,716,395	75,411,445

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	112,253,550	110,257,132
Accumulated other comprehensive income	8,267,682	7,613,972
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	127,824,347	125,174,219

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	132,155,947	129,505,819

Total liabilities and equity	$216,872,342	$204,917,264

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31
	2013	2012	2013	2012

REVENUE	$13,903,951	$16,804,057	$52,704,787	$56,252,724

COST OF REVENUE	11,815,066	14,166,799	45,770,689	43,122,271

GROSS PROFIT	2,088,885	2,637,258	6,934,098	13,130,453

OPERATING EXPENSES:
Selling	37,018	43,602	122,775	168,469
General and administrative	533,055	648,834	1,741,228	1,982,620
Total operating expenses	570,073	692,436	1,864,003	2,151,089

INCOME FROM OPERATIONS	1,518,812	1,944,822	5,070,095	10,979,364

OTHER INCOME (EXPENSE)
Interest income	174,788	222,583	605,889	999,883
Interest expense	(910,544)	(302,746)	(2,929,609)	(1,033,768)
Other finance expense	(94,547)	(34,002)	(257,914)	(107,435)
Other (expense) income, net	219,838	(47)	228,171	(9,136)
Change in fair value of warrants	1,150	163,394	715,997	4,526,330
Total other (expense) income, net	(609,315)	49,182	(1,637,466)	4,375,874

INCOME BEFORE INCOME TAXES	909,497	1,994,004	3,432,629	15,355,238

PROVISION FOR INCOME TAXES	404,717	576,341	1,436,211	2,983,158

NET INCOME	504,780	1,417,663	1,996,418	12,372,080

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	662,084	714,277	653,710	2,543,636

COMPREHENSIVE INCOME	$1,166,864	$2,131,940	$2,650,128	$14,915,716

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,090,948	21,121,372	21,090,948

EARNINGS PER SHARE
Basic and diluted	$0.02	$0.07	$0.09	$0.59

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,996,418	$12,372,080
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	938,316	1,037,539
Amortization and depletion	51,832	273,024
Bad debt expense	-	362,544
Change in fair value of warrants	(715,997)	(4,526,330)
Reservation of mine maintenance fee	-	43,674
Equity investment income	-	(3,252)
Change in operating assets and liabilities
Accounts receivable, trade	3,694,628	(3,509,574)
Notes receivable, trade	(396,750)	(1,572,000)
Other receivables	(2,969,253)	(1,198,467)
Inventories	(615,576)	(4,467,994)
Advances to suppliers	2,656,211	(4,104,990)
Prepaid expenses	631,249	-
Accounts payable, trade	(4,031)	(142,481)
Other payables and accrued liabilities	437,519	(536,543)
Customer deposits	(13,255)	(39,784)
Taxes payable	(440,362)	(1,226,634)
Net cash provided by (used in) operating activities	5,250,949	(7,239,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(9,872,000)	(1,901,400)
Repayment of loans receivable	1,217,500	7,832,653
Payments on equipment and construction in progress	(578)	(15,845,887)
Prepayments on construction in progress	-	(13,362,000)
Refunds of coal mine acquisition prepayments	-	7,893,012
Prepayments of intangible assets	-	(1,900,925)
Net cash used in investing activities	(8,655,078)	(17,284,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(6,348,000)	(3,644,000)
Proceeds from notes payable	9,522,000	4,716,000
Payments of note payable	(4,761,000)	-
Proceeds from short-term loans - bank	9,522,000	10,689,600
Payments of short-term loan - bank	-	(10,060,800)
Payments of current maturity of long term loan	(4,761,000)	-
Proceeds from (payments to) related parties	9,522	(201,572)
Net cash provided by financing activities	3,183,522	1,499,228

EFFECT OF EXCHANGE RATE ON CASH	(65,033)	408,167

DECREASE IN CASH	(285,640)	(22,616,340)

CASH, beginning of period	2,366,718	26,266,687

CASH, end of period	$2,081,078	$3,650,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,551,254	$3,691,322
Cash paid for interest expense, net of capitalized interest	$2,189,231	$1,037,842
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$15,552,600	$-
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$9,172,860	$-
Repayment of loan receivables through note receivables, trade	$952,200	$-
Transferred from advances to suppliers to other receivables	$-	$585,003
Reclassification of coal mine prepayment made in prior year to other receivables	$-	$16,956,496
Reclassification of prepayment for coal mine acquistion to advance to suppliers	$-	$1,110,261

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

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	March 31, 2013	June 30, 2012
Total current assets	$42,752,512	$58,535,803
Total assets	$198,407,523	$184,771,289
Total current liabilities	$72,815,091	$53,633,472
Total liabilities	$101,507,091	$90,065,472

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 13). As of March 31, 2013, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal, Shunli Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 21).

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

The balance sheet amounts, with the exception of equity, at March 31, 2013 and June 30, 2012 were translated at RMB 6.32 to $1 and RMB 6.31 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2013 and 2012 were at RMB 6.28 to $1 and RMB 6.31 to $1, respectively, and at RMB 6.30 to $1 and RMB 6.36 to $1 for the nine months ended March 31, 2013 and 2012, respectively.

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 14). For long-term investments (which consist of a 2.86% equity interest in a credit union in China and a 49% equity interest in a joint venture between Zhonghong and Henan Coal Seam Gas), it was impracticable for the Company to obtain their fair values at March 31, 2013.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

	Carrying value at March 31, 2013	Fair value measurement at March 31, 2013
		Level 1	Level 2	Level 3
Warrants liability	$651	$—	$651	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
Beginning fair value	$716,648	$5,569,047
Realized gain recorded in earnings	(715,997)	(4,852,399)
Ending fair value	$651	$716,648

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on March 31, 2013 and June 30, 2012.

	March 31, 2013	June 30, 2012
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.21	$2.05
Expected term (years)	1.85-4.03	2.60-4.78
Risk-free interest rate	0.23-0.57%	0.38-0.69%
Expected volatility	41-72%	75-85%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended March 31, 2013 and 2012, the two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of March 31, 2013 and June 30, 2012, the Company had $17,786,468 and $11,880,025 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Other receivables

Other receivables include security deposit made for auction of purchasing financial assets, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances.  As of March 31, 2013 and June 30, 2012, no allowance for inventory valuation was deemed necessary.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

Plant and equipment, net

Plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments that extend the useful life are capitalized.  When items of plant and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated useful life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	1-5 years
Transportation equipment	5-7 years

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended March 31, 2013 and 2012, $0 and $466,855 in interest were capitalized into CIP, respectively. For the nine months ended March 31, 2013 and 2012, $0 and $1,254,275 in interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Intangible assets

Land use rights, net

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable amounts.  The Company’s coal reserves are controlled through its VIEs, which control generally lasts until the recoverable reserves are depleted.

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

Significant influence is generally considered to exist when the Company has between 20% and 50% of ownership interest in the voting stock, but other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee.

Asset retirement cost and obligations

The Company accounts for the asset retirement cost and obligations to retire tangible long-lived assets in accordance with U.S. GAAP, which requires that the Company’s legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the obligations are incurred. Such obligations are incurred when development commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. If an entity has a conditional asset retirement obligation, a liability should be recognized when the fair value of the obligations can be reasonably estimated.

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

In May 2009, the Henan Bureau of Finance and the Bureau of Land and Resource issued regulations requiring mining companies to file an evaluation report regarding the environmental impacts of their mining (the “Evaluation Report”) before December 31, 2010. The relevant authorities would then determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation would be determined by the authorities based on the approved filing. Such requirement was extended along with the extension of the provincial mine consolidation schedule, although the specific extension date has not been finalized by the relevant provincial authorities.

The Company did not record any asset retirement obligation as of March 31, 2013 and June 30, 2012 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended March 31, 2013, and 2012.

Chinese income taxes

The Company’s subsidiary and VIEs that operate in the PRC are governed by the national and local income tax laws of that country (the “Income Tax Laws”), and are generally subject to a statutory income tax rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of VAT.  All of the Company’s coal and coke are sold in the PRC and subject to a VAT at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products.  The Company records VAT payable and VAT receivable net of payments in its consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

Warrants liability

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in its results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of income and other comprehensive income as “change in fair value of warrants.”

In connection with the Company’s share exchange transaction in February 2010 with Top Favour, whereby Top Favour became a wholly-owned subsidiary of the Company (the “Share Exchange”), the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. As a result of adopting this accounting standard, all warrants issued after the Share Exchange are recorded as a liability because their strike price is denominated in U.S. dollars, while the Company’s functional currency is denominated in RMB.

All warrants issued before the Share Exchange, which were treated as equity pursuant to the derivative treatment exemption prior to the Share Exchange, are also no longer afforded equity treatment for the same reason. Since such warrants are no longer considered indexed to the Company’s own stock, all future changes in their fair value will be recognized currently in earnings until they are exercised or expire.

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three and nine months ended March 31, 2013, and 2012, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC – 260 “Earnings Per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby are used to purchase common stock at the average market price during the period.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

Accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires all items recognized under current accounting standards as components of comprehensive income to be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is the foreign currency translation adjustments.

Note 3 – Concentration risk

For the three months ended March 31, 2013, 92.7% of the Company’s total revenues were from five major customers who individually accounted for 28.4%, 17.5%, 17.1%, 14.9% and 14.8% of total revenues, respectively. For the nine months ended March 31, 2013, 91.3% of the Company’s total revenues were from five major customers who individually accounted for 22.0%, 20.1%, 19.8%, 18.3% and 11.1% of total revenues, respectively.  For the three months ended March 31, 2012, 90.7% of the Company’s total revenues were from four major customers who individually accounted for 26.2%, 24.5%, 20.2% and 19.9% of total revenues, respectively. For the nine months ended March 31, 2012, 88.4% of the Company’s total revenue was from the same four major customers who individually accounted for 24.8%, 23.3%, 20.4% and 19.9% of total revenue, respectively. Accounts receivable of five customers were 23.6%, 21.9%, 17.5%, 12.2%, and 14.8% of the total accounts receivable balance at March 31, 2013, respectively. Accounts receivable of four customers were 25.5%, 22.9%, 22.8% and 22.2% of the total accounts receivable balance at June 30, 2012, respectively.

For the three months ended March 31, 2013, one major suppliers provided 11.7% of the Company’s total raw material purchases. For the nine months ended March 31, 2013, five major suppliers provided 72.1% of total raw material purchases, with each supplier individually accounting for 20.6%, 14.8%, 12.4%, 12.2% and 12.1% of total purchases, respectively. For the three months ended March 31, 2012, five major suppliers provided 66.8% of total raw material purchases, with each supplier individually accounting for 15.8%, 14.2%, 13.6%, 12.1% and 11.1% of total raw material purchases, respectively. For the nine months ended March 31, 2012, five major suppliers provided 62.3% of total raw material purchases, with each supplier individually accounting for 15.5%, 14.1%, 12.2%, 10.4% and 10.2% of total purchases, respectively. The Company held no accounts payable from its major suppliers as of March 31, 2013 and June 30, 2012.

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

In August and September 2012, Top Favour loaned an additional $350,000 to CPL. This loan is unsecured, interest free, and due on demand. CPL repaid $20,000, $60,000 and $20,000 in December 2012, January 2013 and February 2013, respectively.

On February 20, 2012, the Company loaned $951,000 (RMB 6 million) to Pingdingshan Hongfeng Coal Wash Co., Ltd. (“Hongfeng”), an unrelated party. This loan was due on August 20, 2012, was unsecured, and had an annual interest rate of 3.5%. The loan principal was settled in full on August 9, 2012 by notes from Hongfeng guaranteed by its bank, which notes were legally assigned to a Company supplier for purchases during the quarter ended December 31, 2012.

On February 7, 2013, Hongli entered into an agreement to loan $9,564,000 (RMB 60 million) to Hongxin industrial Co., Ltd. (“Hongxin”), an unrelated party. Per the agreement, Hongli lent a short-term bank loan obtained from Shanghai Pudong Development Bank (see Note 14) to Hongxin, and Hongxin is responsible for repayment of the note’s principal and interest. The loan is due on February 6, 2014, is unsecured, and has an annual interest rate of 6.6%. Hongxin fully repaid the loan on April 8, 2013 by issuing notes guaranteed by its bank to Hongli. Such notes will mature on October 2, 2013.

For the three months ended March 31, 2013 and 2012, interest income from loans receivable amounted to $173,371 and $212,488, respectively. For the nine months ended March 31, 2013 and 2012, interest income from loans receivable amounted to $552,429 and $960,416, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables

Other receivables consisted of the following:

	March 31, 2013	June 30, 2012
Security deposit for auction	$3,188,000	$-
Receivables from an unrelated company	944,103	1,099,910
Advances to employees	68,866	117,394
Interest receivable	195,608	193,119
Miscellaneous	1,658	1,585
Total	$4,398,235	$1,412,008

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,188,000 (RMB 20 million) as security deposit to bid for a financial instrument valued at $19.1 million (RMB 120 million) at an auction. Per the agreement, if Hongli wins the auction, the deposit will be applied against Hongli’s bid price for the instrument. Otherwise, PRCCU will refund the deposit back to Hongli before September 30, 2013.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2012	June 30, 2012
Raw materials	$535,833	$244,425
Work in process	743,445	315,143
Supplies	84,464	55,043
Finished goods	1,652,037	1,767,833
Total	$3,015,779	$2,382,444

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Such advances to suppliers amounted to $9,677,328 and $12,267,806 as of March 31, 2013 and June 30, 2012, respectively. For the three and nine months ended March 31, 2013 and 2012, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Prepaid expenses

Prepaid expenses consisted of the following:

	March 31, 2012	June 30, 2012
Prepaid interest	$2,702	$620,995
Prepaid rental	-	11,745
Miscellaneous	-	573
Total	$2,702	$633,313

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

Note 9 – Prepayments

Prepayments consisted of the following:

	March 31, 2012	June 30, 2012
Land use rights	$11,180,699	$11,110,556
Construction	49,953,401	24,961,297
Total	$61,134,100	$36,071,853

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of March 31, 2013 and June 30, 2012, such prepayments amounted to $11,180,699 and $11,110,556, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations by December 31, 2013, at an estimated total cost of $11,644,170 (RMB 73,050,000).

Prepayments for construction

Prepayments for construction consisted of the following:

	March 31, 2012	June 30, 2012
Baofeng new coking plant (1)	$20,655,681	$20,526,097
Hongchang new mining tunnels (2)	1,275,200	1,267,200
Hongchang safety instruments (3)	3,188,000	3,168,000
Xingsheng safety instruments (4)	13,883,740	-
Hongchang mine consolidation (5)	10,950,780	-
Total	$49,953,401	$24,961,297

(1)	At March 31, 2013, the Company made prepayments of approximately $20.7 million (RMB 129.6 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.28 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine. As of March 31, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(3)	The Company made prepayments of approximately $3.19 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine. As of March 31, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(4)	The Company made prepayments of approximately $13.9 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine. As of March 31, 2013, this project had not commenced, but the Company expects to do so after obtaining approval from the relevant authorities.

(5)	The Company made prepayments of approximately $11.0 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines. As of March 31, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities, which approval is expected by the end of 2013.

Note 10 –Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2012	June 30, 2012
Buildings and improvements	$10,902,372	$10,833,976
Mine development cost	11,518,295	11,446,035
Machinery and equipment	7,367,182	7,320,964
Other equipment	440,147	436,810
Total	30,227,996	30,037,785
Less accumulated depreciation	(14,855,540)	(13,825,801)
Total plant and equipment, net	$15,372,456	$16,211,984

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense amounted to $283,728, and $315,214 for the three months ended March 31, 2013, and 2012, respectively, and $938,316 and $1,037,539 for the nine months ended March 31, 2013 and 2012, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 11 – Construction in progress

CIP at March 31, 2013 and June 30, 2012 amounted to $39,628,161 and $39,379,553, respectively, and relates to the new coking plant. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.

Project	Total as of March 31, 2013	Estimated cost to complete	Estimated total cost	Estimated completion date
New coking plant	$39,628,161	$26,429,284	$66,057,445	July 2014

Note 12 – Intangible assets

Intangible assets consisted of the following:

	March 31, 2012	June 30, 2012
Land use rights	$2,498,930	$2,483,253
Mining rights	43,266,308	42,994,875
Total intangible assets	45,765,238	45,478,128
Accumulated amortization – land use rights	(642,086)	(586,323)
Accumulated depletion – mining rights	(13,340,007)	(13,256,318)
Total intangible assets, net	$31,783,145	$31,635,487

Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $17,321, and $17,267, respectively. Amortization for the nine months ended March 31, 2013 and 2012 amounted to $51,832 and $51,343, respectively. There was no depletion expense for the three months ended March 31, 2013 and 2012. Depletion expense for the nine months ended March 31, 2013 and 2012 amounted to $0 and $221,681, respectively. Depletion expense was charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2013	$17,277
2014	69,110
2015	69,110
2016	69,110
2017	69,110
Thereafter	1,563,127
Total	$1,856,844

Note 13 – Long-term investments

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. During the three and nine months ended March 31, 2013, the Company received approximately $220,000 of dividend income from such investment.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital is due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of March 31, 2013, Hongyuan CSG was inactive. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

For the three and nine months ended March 31, 2013 and 2012, there was no equity investment income or loss.

Note 14 – Loans

Short-term loan

Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%, which is classified as restricted cash; the loan was guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan agreement and borrowed $5,706,000 (RMB 36 million) for one year with a per annum interest rate of 7.22%. On March 15, 2013, Hongyuan entered an agreement to extend the loan to June 13, 2013, with an annual interest rate of 6.765%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO. As of March 31, 2013 and June 30, 2012, the balance of short-term loan amounted to $5,738,400 and $5,702,400, respectively.

On February 7, 2013, Hongli entered into a one-year factoring loan agreement with SPDB to borrow $9,564,000 (RMB 60 million) with an annual interest rate of 6.6%. Hongli used its account receivables from Hongxin as collateral for the loan. Per the agreement, Hongli has the right to repurchase the pledged account receivables when the loan matures. Hongli then entered into agreement to lend the money to Hongxin on terms identical to the factoring loan agreement (see Note 4). On April 8, 2013, Hongxin repaid the money by issuing notes guaranteed by its bank to Hongli.

Current maturity of long-term loan

On November 30, 2011, Hongli entered into a supplemental agreement with Bairui, and as a result, at June 30, 2012, $20,592,000 (RMB 130 million) of Bairui’s loan to Hongli was reclassified from short-term loan to current maturity of long-term loan (see “Long-term loan” below).

As of March 31, 2013 and June 30, 2012, the current maturity of long-term loan amounted to $23,910,000 and $20,592,000, respectively.

Long-term loan

Long-term loan represents amounts due to unrelated lenders and maturing over one year.

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

On November 30, 2011, Hongli entered into a supplemental agreement with Bairui, pursuant to which approximately $4.8 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $15.9 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $7.9 million (RMB 50 million) with annual interest of 6.3% would now be due on October 2, 2013, and approximately $28.5 million (RMB 180 million) with annual interest of 6.3% would now be due on April 2, 2014. For the $4.8 million (RMB 30 million) principal payment due on October 2, 2012, the Company entered into another supplemental agreement with Bairui on October 8, 2012 to extend due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012. The $4.8 million was repaid in full on December 25, 2012. For the $15.9 million (RMB 100 million) principal payment due on April 2, 2013, the Company repaid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui on April 23, 2013 to extend the due date for the remaining $12.7 million (RMB 80 million) as follows: (a) the due date for $3.2 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013; (b) the due date for $4.8 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013; and (c) the due date for $4.8 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui charged a 9.45% annual interest rate on the entire $12.7 million outstanding.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and June 30, 2012, the balance of long-term loans amounted to $28,692,000 and $36,432,000, respectively.

Weighted average interest rate of the short-term and long-term loans was 6.25% and 4.96% for the three months ended March 31, 2013 and 2012, respectively. Total interest expense for the three months ended March 31, 2013 and 2012 amounted to $910,544 and $769,601, respectively, of which nil and $466,855 was capitalized into CIP, respectively.

Weighted average interest rate of the short-term and long-term loans was 6.42% and 7.49% for the nine months ended March 31, 2013 and 2012, respectively. Total interest expense for the nine months ended March 31, 2013 and 2012 amounted to $2,929,609 and $2,288,043, respectively, of which nil and $1,254,275 was capitalized into CIP, respectively.

Note 15 – Notes payable

Notes payable represents lines of credit extended by SPDB. When purchasing raw materials, the Company often issues short term notes payable to vendors, which are funded with draws on such lines of credit. Such notes are guaranteed by the banks for their complete face values through a letter of credit, and mature within three to six months of issuance. SPDB requires the Company to deposit 100% of the notes payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the Company’s CEO and Hongli guarantee each note. SPDB charges a processing fee based on 0.05% of the face value of each note.

Pursuant to an agreement dated March 19, 2012, SPDB agreed to grant the Company a line of credit of $1,585,000 (RMB 10 million) maturing on September 21, 2012, to purchase raw coal. The notes payable under this arrangement were satisfied on September 22, 2012.

On April 25, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $3,170,000 (RMB 20 million) maturing on October 25, 2012, to purchase raw coal. The notes payable under this arrangement were satisfied on October 25, 2012.

On February 19, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,782,000 (RMB 30 million) maturing on August 19, 2013, to purchase raw coal.

On February 21, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,782,000 (RMB 30 million) maturing on August 21, 2013, to purchase raw coal.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $167,787 and $156,227 at March 31, 2013 and June 30, 2012, respectively. Such advances are interest free, due on demand and will be settled in cash.

Note 17 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,463,200 (RMB 28 million), subject to certain price adjustments to be finalized at closing. As of March 31, 2013 and June 30, 2012, acquisition payable was $4,622,600 and $4,593,600, respectively, which represented the accrued purchase price of Shuangrui Coal (see Note 21).

Note 18 – Taxes

Income tax

SinoCoking is subject to the United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Shunli Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong. All of them excepting Hongchang Coal are subject to 25% enterprise income tax rate in China. Hongchang Coal has not been required to pay income tax since its operations were halted in September 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There are no estimated tax savings from the foregoing reduced tax for the three months ended March 31, 2013 and 2012.  If the statutory income tax had been applied, the basic and diluted earnings per share would remain at $0.02 and 0.09 for the three months ended March 31, 2013 and 2012, respectively.

There are no estimated tax savings from the foregoing reduced tax rate for the nine months ended March 31, 2013. The estimated tax savings from the foregoing reduced tax rate amounted to $322,039 for the nine months ended March 31, 2012. If the statutory income tax had been applied, the basic and diluted earnings per share would remain at $0.08 for the nine months ended March 31, 2013, but decrease from $0.59 to $0.57 for the nine months ended March 31, 2012.

The provision for income taxes consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
U.S. current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	404,717	576,341	1,436,211	2,983,158
Total	$404,717	$576,341	$1,436,211	$2,983,158

SinoCoking has incurred a net operating loss for income tax purposes for 2012. As of March 31, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $2,154,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2032 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2013 and June 30, 2011, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and nine months ended March 31, 2013 and 2011, which consisted of the following:

	For three months ended		For nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Beginning balance	$696,000	$533,000	$620,000	$454,000
Additions	35,000	38,000	111,000	117,000
Ending balance	$731,000	$571,000	$731,000	$571,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $44.6 million as of March 31, 2013, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management were to conclude that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For three months ended		For nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
VAT on sales	$3,074,980	$2,871,690	$9,687,445	$10,067,457
VAT on purchases	$2,643,026	$2,105,635	$8,297,254	8,126,340

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	March 31, 2012	June 30, 2012
VAT	$206,701	$499,658
Income tax	703,806	814,217
Others	178,860	208,187
Total	$1,089,367	$1,522,062

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Capital transactions

Under the 2002 Stock Option Plan for Directors, options exercisable for 1,666 shares of the Company’s common stock at $36.00 per share were granted on October 11, 2002, and expired on October 15, 2012. Options exercisable for 3,126 shares of the Company’s common stock at $96.00 per share were granted on November 16, 2004, and will expire on November 16, 2014.

Under the 1999 Stock Option Plan, options exercisable for 6,059 shares of the Company’s common stock at $96.00 per share were granted on November 14, 2004, and will expire on November 14, 2014. Such options were fully vested before the Share Exchange on February 5, 2010. No additional options have been granted.

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for total expense of $150,000.

Options outstanding and exercisable at March 31, 2013 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	1.38 years	$81.26	9,185	1.38 years	$81.26

The following is a summary of changes in options activities:

Options
Outstanding, March 31, 2012	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2012	10,851
Granted	-
Forfeited	1,666
Exercised	-
Outstanding, March 31, 2013	9,185

Warrants

The Company follows the provisions of U.S. GAAP regarding financial instruments that are indexed to an entity’s own stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative financial instrument but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered derivative.  It provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, the Company’s warrants are not afforded equity treatment because their strike price is denominated in U.S. dollar, a currency other than the Company’s functional currency RMB, and are therefore not considered indexed to the Company’s own stock. As such, all changes in the fair value of such warrants are recognized currently in earnings until such time they are exercised or expire.

As of March 31, 2013 and June 30, 2012, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $651 and $716,648 at March 31, 2013 and June 30, 2012, respectively. The decrease in fair value of warrants was $1,150 and $715,997 for the three and nine months ended March 31, 2013, respectively, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $163,394 and $4,526,330 and was recorded as gain on change in fair value of warrants for the three and nine months ended March 31, 2012.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total
Outstanding, March 31, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding March 31, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 4.03 years as of March 31, 2013.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 1.85 years as of March 31, 2013.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 1.95 and 1.96 years as of March 31, 2013, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 1.95 years as of March 31, 2013.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 2.25 years as of March 31, 2013.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The Company had warrants and options exercisable for 3,916,038 and 3,917,704 shares of the Company’s common stock in the aggregate at March 31, 2013 and June 30, 2012, respectively. For the three and nine months ended March 31, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through March 31, 2013, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

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

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of March 31, 2013, approximately $6.5 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.7 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.7 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. The purchase price was paid in full in June 2011. On July 2, 3012, Shunli Coal and Hongchang Coal entered into an agreement to transfer all of Shunli Coal’s mining rights to Hongchang Coal, in connection with the Company’s plans to consolidate mining areas under Hongchang Coal for future production. On July 4, 2012, Shunli Coal was dissolved.

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 22 – Commitments and contingencies

Lease agreement

The Company entered into a lease agreement for three office units in Beijing from June 15, 2010 to June 14, 2013, with monthly lease payments of $22,688 (RMB 145,529) and monthly management fees of $4,003 (RMB 25,681). On August 12, 2010, the Company entered into another agreement to lease new office units from August 15, 2010 to June 14, 2013, with monthly lease payments of $10,845 (RMB 69,565) and monthly management fee of $1,914 (RMB 12,276). The prior lease agreement was terminated on August 14, 2010.

The Company entered into another lease agreement for three different office units within the same building to replace the August 12, 2010 lease. Such lease was from September 15, 2011 to June 14, 2013, with monthly lease payments of $7,258 (RMB 46,565) and monthly management fees of $1,281 (RMB 8,184). The August 12, 2010 lease agreement was terminated on September 14, 2011.

The Company entered into another lease agreement for a different office unit within the same building to replace the September 15, 2011 lease. The new lease is from March 15, 2012 to June 14, 2013, with monthly lease payments of $3,674 (RMB 23,196) and monthly management fees of $640 (RMB 4,093). The September 15, 2011 lease agreement was terminated on March 14, 2012.

Zhonghong is leasing an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,873 (RMB 37,075).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013, and 2012, lease expenses were $30,860 and $44,259, respectively. For the nine months ended March 31, 2013 and 2012, lease expense was $91,188 and $129,709, respectively.

As of March 31, 2013, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2013	$28,604
2014	10,638
Total	$39,242

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$65,333,725	$58,539,396	$6,794,329
Hongchang new mining tunnels	1,530,240	1,275,200	255,040
Hongchang safety instruments	15,940,000	3,188,000	12,752,000
Xingsheng safety instruments	19,208,122	13,883,740	5,424,382
Hongchang mine consolidation	32,280,094	10,950,780	21,329,314
Total	$134,392,181	$87,837,116	$46,555,065

The Company has signed annual purchase agreements with its vendors to supply coal to be delivered based on the quarterly demand. For the calendar year ending December 31, 2013, the aggregate purchase contract amount is approximately $130.6 million (RMB 822.8 million). The Company had purchased approximately $13.2 million (RMB 83.0 million) during the three months ended March 31, 2013, with the remaining $117.4 million (RMB 740.0 million) to be paid based on purchase contracts.

Note 23 – Statutory reserves

Applicable PRC laws and regulations require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. The statutory reserves include the statutory surplus reserve fund and the enterprise expansion fund.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of March 31, 2013, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of March 31, 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	March 31, 2013	June 30, 2012	50% of registered capital	Future contributions required as of March 31, 2013

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective for the three and nine months ended March 31, 2013 and 2012 are summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Coke	$8,083,768	$8,521,844	$27,714,728	$27,116,487
Coal tar	349,546	186,887	1,087,540	1,530,707
Raw coal	652,957	1,342,559	2,886,244	4,876,089
Washed coal	4,817,680	6,752,767	21,016,275	22,729,441
Total	$13,903,951	$16,804,057	$52,704,787	$56,252,724

Note 25 –Subsequent events

On April 12, 2013, the Company signed a leasing agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company will utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons, for a period of one year. Per the agreement, the Company agreed to pay $9.6 (RMB 60) per metric ton of coke produced from the leased facility. The Company commenced trial production on April 25, 2013. The leased facility is capable of producing coke byproducts such as crude benzol, sulfur, sulfur ammonia and gas purification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2013 and 2012, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of March 31, 2013, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mining rights and other assets to, and consolidating them, under Hongchang Coal.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although its mining operations were halted in September 2011. Our other coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, although we expect the mining moratorium will end sometime in 2013 calendar year, there can be no assurance as to exactly when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

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

In April, 2013, we began leasing a coking facility from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for one year. The leased facility (the “Hongfeng plant”) has an annual capacity of 200,000 metric tons and is approximately 3 miles from our existing plant. Trial production began at the Hongfeng plant near the end of April, and we believe that the skills we gain from operating its coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (the “new plant”).

Results of Operations

Three and nine months ended March 31, 2013, as compared to three and nine months ended March 31, 2012

Overall, results of operations for the three months ended March 31, 2013 decreased by 17.26% to $13,903,951 as compared to the same period last year. Results of operations for the nine months ended March 31, 2013 decreased by 6.31% to $52,704,787 as compared to the same period last year.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) the coke market is showing some signs of recovery; and (2) as coking coal prices continue at historically high levels, gross margins for our coke products have remained low.

On a micro level, management has observed a strong demand from our customers for coke powder, and we accordingly made market purchases during the quarter in order to satisfy demand.

Revenue

For the three months ended March 31, 2013, revenue decreased by $2,900,106 or 17.26% as compared to the same period last year, due to decreased revenue from both coke and coal products. Revenue and quantity sold by product type for the 2012 and 2013 periods are as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Three months ended March 31, 2012	$8,708,731	$8,095,326	$16,804,057
Three months ended March 31, 2013	8,433,314	5,470,637	13,903,951
Decrease in $	$(275,417)	$(2,624,689)	$(2,900,106)
Decrease in %	(3.16)%	(32.42)%	(17.26)%

Quantity sold (metric tons)
Three months ended March 31, 2012	38,674	54,203	92,877
Three months ended March 31, 2013	39,577	38,576	78,153
Increase (decrease)	903	(15,627)	(14,724)
% Increase (decrease)	2.33%	(28.83)%	(15.85)%

60.65% of our three-month revenue came from coke products and 39.35% from coal products, as compared to 51.83% from coke products and 48.17% from coal products for the same period last year. The percentage changes reflect the limited amounts of coal products we had available for sale.

For the nine months ended March 31, 2013, revenue decreased by $3,547,937 or 6.31% as compared to the same period of last year, as a result of decreased coke, coal tar, raw coal, and washed coal revenues, offset by increased revenue from coke powder. Revenue and quantity sold by product type for the 2012 and 2013 periods as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Nine months ended March 31, 2012	$28,647,194	$27,605,530	$56,252,724
Nine months ended March 31, 2013	28,802,268	23,902,519	52,704,787
Increase (decrease) in $	$155,074	$(3,703,011)	$(3,547,937)
Increase (decrease) in %	0.54%	(13.41)%	(6.31)%

Quantity sold (metric tons)
Nine months ended March 31, 2012	121,494	191,009	312,503
Nine months ended March 31, 2013	146,713	159,291	306,004
Increase (decrease)	25,219	(31,718)	(6,499)
% Increase (decrease)	20.76%	(16.61)%	(2.08)%

54.65% of our nine-month revenue came from coke products and 45.35% from coal products, as compared to 50.93% from coke products and 49.07% from coal products for the same period of last year. The percentage changes reflect the limited supply of coal products we had available for sale.

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by non-ferrous metallurgical industry) and coal tar (a byproduct of the coke manufacturing process). Coal products include unprocessed metallurgical coal, processed or washed coal, and medium or mid-coal and coal slurries, which are by-products of the coal washing process and used primarily to generate electricity and for heating. As used in this discussion and analysis, unless otherwise indicated, “coke” includes both coke and coke powder, and “raw coal” includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, as well as mid-coal and coal slurries.

Average selling price per metric ton for our four principal products for the three months ended March 31, 2013 and 2012 are as follows:

	Coke	Coal tar	Raw coal	Washed coal
Three months ended March 31, 2012	$230	$257	$88	$176
Three months ended March 31, 2013	212	258	58	177
Increase (decrease) in $	$(18)	$1	$(30)	$1
Increase (decrease) in %	(7.83)%	0.39%	(34.09)%	0.57%

Average selling price per metric ton for our four principal products for the nine months ended March 31, 2013 and 2012 are as follows:

	Coke	Coal tar	Raw coal	Washed coal
Nine months ended March 31, 2012	$235	$255	$76	$181
Nine months ended March 31, 2013	195	257	64	184
Increase (decrease) in $	$(40)	$2	$(12)	$3
Increase (decrease) in %	(17.02)%	0.78%	(15.79)%	1.66%

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

Revenue and quantity sold of each coke product for the three months ended March 31, 2013 and 2012 are as follows:

	Coke products
	Coke	Coal tar	Total
Revenue
Three months ended March 31, 2012	$8,521,844	$186,887	$8,708,731
Three months ended March 31, 2013	8,083,768	$349,546	8,433,314
Increase (decrease) in $	$(438,076)	$162,659	$(275,417)
Increase (decrease) in %	(5.14)%	87.04%	(3.16)%

Quantity sold (metric tons)
Three months ended March 31, 2012	37,111	1,563	38,674
Three months ended March 31, 2013	38,220	1,357	39,577
Increase (decrease)	1,109	(206)	903
% Increase (decrease)	2.99%	(13.18)%	2.33%

The lower coke revenue for the three months ended March 31, 2013, mainly resulted from lower average selling price. Such lower price represents the higher percentage of coke sold during the period being coke powder (which is cheaper), whereas we did not sell any coke powder in the same period last year. The higher coal tar revenue was mainly due to higher average selling price, despite the decreased sales volume.

Revenue and quantity sold of each coke product for the nine months ended March 31, 2013 and 2012 are as follows:

	Coke products
	Coke	Coal tar	Total
Revenue
Nine months ended March 31, 2012	$27,116,487	$1,530,707	$28,647,194
Nine months ended March 31, 2013	27,714,728	1,087,540	28,802,268
Increase (decrease) in $	$598,241	$(443,167)	$155,074
Increase (decrease) in %	2.21%	(28.95)%	0.54%

Quantity sold (metric tons)
Nine months ended March 31, 2012	115,476	6,018	121,494
Nine months ended March 31, 2013	142,482	4,231	146,713
Increase (decrease)	27,006	(1,787)	25,219
% Increase (decrease)	23.39%	(29,69)%	20.76%

The higher coke revenue for the nine months ended March 31, 2013 resulted from higher sales volume contributed in large part by coke powder sales. The lower coal tar revenue for the same period reflected lower market demand despite a slightly higher selling price.

Revenue and quantity sold of each coal product for the three months ended March 31, 2013 and 2012 are as follows:

	Coal products
	Raw coal	Washed coal	Total
Revenue
Three months ended March 31, 2012	$1,342,559	$6,752,767	$8,095,326
Three months ended March 31, 2013	652,957	4,817,680	5,470,637
Decrease in $	$(689,602)	$(1,935,087)	$(2,624,689)
Decrease in %	(51.36)%	(28.66)%	(32.42)%

Quantity sold (metric tons)
Three months ended March 31, 2012	15,778	38,425	54,203
Three months ended March 31, 2013	11,281	27,295	38,576
Decrease	(4,497)	(11,130)	(15,627)
% Decrease	(28.50)%	(28.97)%	(28.83)%

Revenue and quantity sold of each coal product for the nine months ended March 31, 2013 and 2012 are as follows:

	Coal products
	Raw coal	Washed coal	Total
Revenue
Nine months ended March 31, 2012	$4,876,089	$22,729,441	$27,605,530
Nine months ended March 31, 2013	2,886,244	21,016,275	23,902,519
Decrease in $	$(1,989,845)	$(1,713,166)	$(3,703,011)
Decrease in %	(40.81)%	(7.54)%	(13.41)%

Quantity sold (metric tons)
Nine months ended March 31, 2012	65,254	125,755	191,009
Nine months ended March 31, 2013	44,858	114,433	159,291
Decrease	(20,396)	(11,322)	(31,718)
% Decrease	(31.26)%	(9.00)%	(16.61)%

The significantly lower raw coal revenue for the three and nine months ended March 31, 2013 resulted from limited supply available for sale, as well as decreased average selling price. Such decreased price for both the three and nine-month periods was mainly caused by the fallen price of mid-coal due to soft market demand. In addition, cheaper mid-coal and coal slurry made up a greater percentage of our total sales volume of raw coal for the nine-months ended March 31, 2013, as compared to the same period last year.

The lower washed coal revenue for the three and nine months ended March 31, 2013 resulted from lower sales volume despite a slightly increased average selling price. We intentionally cutback sales of washed coal in order to preserve sufficient inventory for the Hongfeng plant.

Cost of Revenue

Cost of revenue decreased by 16.60% for the three months ended March 31, 2013, from $14,166,799 to $11,815,066 as compared to the same period of last year, as a result of decreased sales volume across our coke tar, raw coal and washed coal products, offset by our increased cost to purchase coal.

Cost of revenue increased by 6.14% for the nine months ended March 31, 2013, from $43,122,271 to $45,770,689 as compared to the same period of last year, as a result of higher purchase cost of coal, offset by decreased sales volumes of coal tar, raw coal and washed coal.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $2,088,885, a decrease of $548,373 or 20.79%, from $2,637,258 for the same period last year, as a result of lower revenue, offset by lower cost of revenue. Gross profit margin decreased by approximately 0.67% to 15.02%. Despite some earlier signs of a possible recovery in coke price, such signs have been inconsistent and coke price have remained depressed especially when compared to last year. The cost to purchase coal, on the other hand, remained high, thereby driving down our gross margin.

Gross profit margin for the nine months ended March 31, 2013 similarly declined, by approximately 10.19% to 13.16%. Gross profit was $6,934,098, a decrease of $6,196,355 or 47.19%, from $13,130,453 for the same period last year, as a result of lower total revenue with higher cost of revenue.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $570,073 for the three months ended March 31, 2013, a decrease of $122,363 as compared to the same period last year. Selling expenses decreased by $6,584 or 15.10%, to $37,018 mainly due to lower expenditures in customer relation maintenance. General and administrative expenses decreased by $115,779 or 17.84%, to $533,055, mainly due to a decrease of approximately $134,000 in the expenses we incur as a public company, including approximately $78,000 for internal control consulting.

Operating expenses was $1,864,003 for the nine months ended March 31, 2013, a decrease of $287,086 as compared to the same period last year. Selling expenses decreased by $45,694 or 27.12% to $122,775, from lower entertainment and traveling expenses of approximately $19,000, and customer relation maintenance expense of approximately $20,000. General and administrative expenses decreased by $241,392 or 12.18%, to $1,741,228, mainly due to decrease of bad debt accrued expense of $362,544, internal control consulting fee of approximately $70,000, and office and rental expenses of approximately $55,000. In addition, we recognized a reduction of expenses of $230,000 on various over-accruals made during the prior nine-month period.

Other Income and Expense

Other income and expense includes financing income and expense (which consist of the net of interest and other financing expenses and income), income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended March 31, 2013, we had net other expenses of $609,315 from the following:

(1)	We had interest income of $174,788 from an $8.0 million loan to an unrelated third party.

(2)	We had interest expense of $819,489 from our loans with Bairui Trust Co., Ltd. (“Bairui Trust”), and $91,055 to Shanghai Pudong Development Bank (“SPDB”).

(3)	We had financing expense of $94,547 from the discounting of unmatured bank notes from our customers.

(4)	We had dividend income of $219,838 from our investment in Pingdingshan Xinhua District Rural Cooperative Bank (the “Cooperative Bank”).

(5)	We had a gain in the fair value of warrants of $1,150.

(6)	We did not capitalize any interest expense for construction in progress since construction at the new plant was halted during the period.

For the three months ended March 31, 2012, we had net other income of $49,182 from the following:

(1)	We had bank interest income of $10,095 and interest income from loans to unrelated third parties of $212,488.

(2)	We had interest expense of $684,945 to Bairui Trust, and $84,656 to SPDB. Additionally, as we capitalized $466,855 of interest into construction in progress $302,746 was recorded as interest expense for the period.

(3)	We had other finance expense of $34,002 from discounting unmatured bank notes paid by our customers, and other bank charges.

(4)	We had a gain in the fair value of warrants of $163,394

For the nine months ended March 31, 2013, we had net other expenses of $1,637,466 from the following:

(1)	We had interest income of $605,889 from an $8.0 million loan to an unrelated third party.

(2)	We had interest expense of $2,636,648 to Bairui Trust, and $292,961 to SPDB.

(3)	We had finance expense of $257,914 from the discounting of unmatured bank notes from our customers.

(4)	We had other income of $228,171, including approximately $220,000 in dividend income from our investment in the Cooperative Bank.

(5)	We had a gain in the fair value of warrants of $715,997

(6)	We did not capitalize any interest expense for construction in progress since construction at the new plant was halted during the period.

For the nine months ended March 31, 2012, we had net other income of $4,375,874 from the following:

(1)	We had interest income of $999,883, from loans to unrelated third parties.

(2)	We had interest expense of $2,036,358 to Bairui Trust, and 251,685 to SPDB. Additionally, as we had capitalized $1,254,275 of interest into construction in progress, $1,033,768 was recorded as interest expense for the period.

(3)	We had other finance expense of $107,435 from the discounting of unmatured bank notes from our customers, and other bank charges.

(4)	We had a gain in the fair value of warrants of $4,526,330.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2013 decreased by $171,624 to $404,717, due primarily to lower taxable income.

Similarly, provision for income taxes for the nine months ended March 31, 2013 decreased by $1,546,947 to $1,436,211.

Net Income

Net income for the three months ended March 31, 2013, including change in fair value of warrants, was $504,780, as compared to $1,417,663 for the same period last year.

Net income for the nine months ended March 31, 2013, including change in fair value of warrants, was $1,996,418, as compared to $12,372,080 for the same period last year.

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

The following table provides our adjusted net income and a reconciliation of such non-GAAP financial measure to our GAAP net income:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net income	$504,780	$1,417,663	$1,996,418	$12,372,080
Change in fair value of warrant liabilities	1,150	163,394	715,997	4,526,330
Adjusted net income	$503,630	$1,254,269	$1,280,421	$7,845,750

Earnings per share – basic and diluted	$0.02	$0.07	$0.09	$0.59
Adjusted earnings per share – basic and diluted	$0.02	$0.06	$0.06	$0.37

Weighted average number of common shares – basic and diluted	21,121,372	21,090,948	21,121,372	21,090,948
Adjusted average number of common shares – basic and diluted	21,121,372	21,090,948	21,121,372	21,090,948

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Nine months ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$5,250,949	$(7,239,188)
Net cash used in investing activities	(8,655,078)	(17,284,547)
Net cash provided by financing activities	3,183,522	1,499,228

Net Cash Provided by (Used in) Operating Activities

Net operating inflow for the nine months ended March 31, 2013, was $5,250,949, excluding non-cash adjustments, resulting from: (1) approximately $3.7 million in decreased account receivables due to better customer credit control, (2) approximately $2.7 million in decreased supplier advances as a result of our inventory control, (3) $0.6 million in decreased prepayments due to inventory received within this quarter, and (4) $0.4 million in increased other payables and accrued liabilities. Such inflow was offset by: (1) $2.7 million increase in other receivables mainly due to a $3.2 million deposit to bid for a financial instrument from Pingdingshan Rural Credit Cooperative Union at an auction, (2) $0.4 million in increased note receivables, and (3) $0.4 million in decreased tax payables.

For the nine months ended March 31, 2012, net operating outflow was $7,239,188. Excluding non-cash adjustments, our cash outflow were mainly the result from: (1) increased note receivables of approximately $1.57 million as we increased reliance on bank guaranteed notes from major customers over cash, (2) increased accounts receivable of approximately $3.51 million as we extended credit to major customers to maintain their business, (3) increase in other receivable of approximately $1.20 million as we have accrued interest receivable from a third party loan, (4) increased inventory of approximately $4.47 million to maintain sufficient level of washed coal for trading, (5) increased advances to suppliers of approximately $4.10 million to secure future inventory purchase, and (6) decreased tax payable of approximately $1.23 million as we paid off and accrued additional income tax and value-added tax.

Net Cash Used in Investing Activities

During the nine months ended March 31, 2013, we loaned $9.5 million to an unrelated party, which was repaid in full in April 8, 2013. We also loaned $0.35 million to another unrelated party, and received repayment of $1.2 million in loan principal from this same party.

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

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2013, we increased our restricted cash deposit with SPDB by $6.3 million in order to obtain more bank notes from the bank, settled $9.5 million of matured note payables with SPDB, and paid $4.8 million to Bairui Trust, on December 25, 2012. In February 2013, we obtained $9.5 million in bank notes, as well as $9.5 million in cash, from SPDB in order to increase our working capital.

For the nine months ended March 31, 2012, net cash provided by financing activities was $1,499,228. We deposited approximately $3.1 million with SPDB in order to obtain approximately $4.7 million in credit to issue bank guaranteed notes. Hongyuan also renewed its loan agreement with SPDB twice during the period to borrow approximately $5.0 million and $5.7 million, respectively, with an additional deposit of approximately $0.5 million as collateral.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.06 million), of which RMB 180 million is due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) would now be due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $12.7 million (RMB 80 million). Of such remaining principal, the due date for $3.2 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $12.7 million outstanding.

Our business plan involves growing our business through: (1) expanding and modernizing our production facilities and achieving greater energy efficiency while also lessening any environmental impact; (2) recapturing more coking by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products; (3) acquiring other coal mines to source raw materials; and (4) looking for opportunities to build up long term strategic business relations with quality mining companies to expand our coal trading business. Of the foregoing, the following is expected to require capital resources:

•	New Coking Facility. On March 3, 2010, we announced that we began construction of our new coking facility to be located adjacent to our current facilities in Pingdingshan. Because the new facility will share the electricity, water and heating systems of our existing facilities, we revised our previously estimated cost for the new facility from approximately $70 million to approximately $64.8 million. We intend to use the line of credit from Pingdingshan Rural Cooperative Bank (“PRCB”) to complete the construction of our new coking facility, which we currently plan to complete sometime in 2014.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $35.0 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. As of the date of this report, we have paid approximately $16.9 million for these projects, which we currently expect to complete sometime during calendar 2013. We are also in the process of merging the operations of Hongchang mine, Shunli mine and Shuangrui mine into a fully integrated mining operation. The total estimated cost of such integration is approximately $32.0 million, of which we have paid approximately $10.9 million.

•	Bairui Trust Loan. We will require capital to make upcoming payments of approximately $7.9 million (RMB 50 million) due in October 2013, approximately $3.2 million (RMB 20 million) due in December 2013, approximately $4.8 million (RMB 30 million) due in January2, 2014 and approximately $4.8 million (RMB 30 million) due in February 2014.

During the nine months ended March 31, 2013, we had no capital expenditures.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of March 31, 2013:

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

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2013 were not effective.

Management’s Remediation Initiatives

To remedy our material weaknesses, we have completed the following initiative regarding internal control:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof; and

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff.

In addition, we intend to do the following:

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

Despite the material weaknesses and deficiencies reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: May 14, 2013	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

