Form 10-K
period 2013-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2013-09-30
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_________________________________ to ___________________________________

Commission File Number:	001-15931

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, Inc.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86-3752882999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

As of December 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17 million, based on a closing price of $1.18 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of September 19, 2013, the registrant had 21,121,372 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

General Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products include raw coal, washed coal, “medium” or mid-coal, coal slurries, coke, coal tar and crude benzol. We also generate electricity from gas emitted during the coking process, which we use primarily to power our operations.

All of our business operations are conducted by Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), which we control through contractual arrangements that Hongli and its owners have entered into with Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”). These contractual arrangements provide for management and control rights, and in addition entitle us to receive the earnings and control the assets of Hongli. Hongyuan is wholly-owned by Top Favour Limited (“Top Favour”), of which we are the sole shareholder. Other than our interests in the contractual arrangements, we do not own any equity interests in Hongli.

Currently:

•	Coking related operations are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking).

•	Coal related operations are under the following three subsidiaries of Hongli, although all mining activities are currently on hold pending the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below):
(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

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

As of June 30, 2013, our current liabilities exceeded our current assets by $24,312,407. Our ability to continue as a going concern depends upon our expenditure requirements and repayments of our long-term loan facilities with Bairui Trust Co., Ltd. (“Bairui Trust”) as and when they fall due. See “Risk Factors – Risks Related to Our Business – If we cannot continue as a going concern, you will lose your entire investment” and “If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations”.

History and Corporate Structure

We were incorporated in Florida on September 30, 1996, originally under the name “J. B. Financial Services, Inc.” We changed our name to “Ableauctions.com, Inc.” on July 19, 1999.

On December 30, 2009, our shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009, with Top Favour under which we agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 13,117,952 shares of our common stock to the shareholders of Top Favour (the “Share Exchange”). The Share Exchange was consummated on February 5, 2010.

On March 11, 2010, we completed two private placement financings, pursuant to exemptions under Regulation S and Regulation D, respectively, in which we sold and issued a total of 7,344,935 shares of common stock, and five-year warrants for the purchase of an additional 3,789,631 shares of common stock, resulting in aggregate proceeds of $44 million.

Top Favour

Top Favour is a holding company incorporated in the British Virgin Islands on July 2, 2008. Top Favour was formed by the owners of Hongli as a special vehicle for raising capital outside of the PRC. Other than holding 100% of the equity interests in Hongyuan and facilitating loan transactions for Hongli and its subsidiaries, Top Favour has no operations of its own.

Hongyuan

Hongyuan is a limited liability company organized in the PRC with registered capital of $3 million and is wholly-owned by Top Favour. Hongyuan was approved as a wholly foreign owned enterprise (“WFOE”) by the Henan government on February 26, 2009 and formally organized on March 18, 2009. Other than activities relating to its contractual arrangements with Hongli, Hongyuan has no separate operations of its own.

Hongli

Hongli is a limited liability company organized in the PRC on July 5, 1996, and held by four Chinese nationals (the “Owners”) initially as follows: 83.66% by Mr. Jianhua Lv, our Chairman and Chief Executive Officer, 6.44% by Ms. Xin Zheng, 4.95% by Mr. Wenqi Xu, and 4.95% by Mr. Guoxiang Song. In August 2010, the Pingdingshan government directed Hongli to increase its registered capital from 8,808,000 Renminbi (“RMB”) to RMB 28,080,000 in order to maintain its coal trading license. Accordingly, the Owners contributed the additional registered capital in full in August 2010, although not in proportion to their original ownership percentages: Mr. Lv and Ms. Zheng increased their holdings to 85.40% and 9.19%, respectively, while Mr. Xu and Mr. Song decreased their holdings to 3.99% and 1.42%, respectively. Registration of such additional contribution and change in ownership percentages with Pingdingshan’s Administration for Industry and Commerce (“AIC”) was completed in April 2011.

Currently, Hongli has a branch, six subsidiaries and a joint-venture as follows (each a “Hongli company,” and with Hongli collectively “Hongli Group”):

Branch:

•	Baofeng Coking was established on May 31, 2002 as a branch of Hongli.

Subsidiaries:

•	Hongchang Coal is a limited liability company formed in the PRC on July 19, 2007 with registered capital of RMB 3 million. Hongchang Coal is wholly-owned by Hongli and holds the rights to mine.

•	Hongguang Power is a limited liability company formed in the PRC on August 1, 2006 with registered capital of RMB 22 million. Hongguang Power is wholly owned by Hongli.

•	Hongrun Coking is a limited liability company formed in the PRC on May 17, 2011 with registered capital of RMB 30 million. Hongrun Coking is a wholly-owned subsidiary of Hongli.

•	Shuangrui Coal is a limited liability company formed in the PRC on March 17, 2009 with registered capital of RMB 4,029,960. Hongchang Coal currently holds 100% of the equity interests of Shuangrui Coal. Hongli initially acquired 60% of such interests on May 20, 2011, and subsequently acquired the remaining 40% on June 20, 2012. Hongli concurrently transferred all 100% of Shuangrui Coal to Hongchang Coal, which transfer has been registered with the Pingdingshan AIC. As of the date of this Report, Hongli has not yet paid any consideration for the 40% as negotiations with the seller remains ongoing, although we have accrued for such consideration based on its fair market value. Shuangrui Coal holds the rights to mine the Shuangrui coal mine. We intend to dissolve Shuangrui Coal in the future and consolidate its mine assets under Hongchang Coal.

•	Xingsheng Coal is a limited liability company formed in the PRC on December 6, 2007 with registered capital of RMB 3,634,600. Hongli currently holds 60% of the equity interests of Xingsheng Coal. Xingsheng Coal holds the rights to mine the Xingsheng coal mine.

•	Zhonghong is a limited liability company formed in the PRC on December 30, 2010 with registered capital of RMB 10,010,000, which was increased to RMB 20 million on April 14, 2011, and to RMB 51 million on July 12, 2011, of which RMB 30 million has been paid and the balance due by December 20, 2015. Zhonghong’s equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements, namely, Messrs. Hui Zheng and Jiangong Fan, vice president of operations and a department manager at Hongli, respectively, and an unrelated party who also serves as Zhonghong’s general manager. Zhonghong holds our interests in Hongyuan CSG, our joint-venture with Henan Coal Seam Gas.

Joint-Venture:

•	Hongyuan CSG is a joint-venture established in the PRC on April 28, 2011 by Zhonghong (49%) and Henan Coal Seam Gas (51%). Hongli’s interests in the joint-venture are held by Zhonghong.

We also acquired 100% of Baofeng Shunli Coal Ming Co., Ltd. (“Shunli Coal”) on May 20, 2011. On July 4, 2012, Shunli Coal was dissolved, and we are in the process of applying to transfer its mine assets to, and consolidating them under, Hongchang Coal, which we currently expect to complete by the end of fiscal 2014. Shunli Coal’s mine assets consist of the rights to mine Shunli coal mine.

Contractual Arrangements with Hongli Group and the Owners

Our relationship with Hongli Group and the Owners are governed by a series of contractual arrangements, under which our subsidiary Hongyuan holds and exercises ownership and management rights over Hongli Group. While we do not own any equity interest in Hongli Group, the contractual arrangements are designed to provide us with rights equivalent in all material respects to those we would possess as its sole equity holder, including absolute control rights and the rights to assets, property and income. According to a legal opinion issued by our PRC counsel, the contractual arrangements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

The contractual arrangements, entered into on March 18, 2009, consist of the following:

•	Consulting Services Agreement: Hongyuan provides each Hongli company with general consulting services relating to its business management and operations on an exclusive basis. Additionally, Hongyuan owns any intellectual property rights that are developed during the course of providing such services. Each Hongli company pays a quarterly consulting service fee in RMB equal to its net income for such quarter to Hongyuan. This agreement is in effect unless and until terminated by written notice of either party if: (a) the other party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation, the breaching party has 14 days to cure following the receipt of written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Hongyuan terminates its operations; (d) a Hongli Group business license or any other approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of this agreement. Additionally, Hongyuan may terminate the agreement without cause.

•	Operating Agreement*: Hongyuan provides guidance and instructions for each Hongli company’s daily operations, financial management and employment issues. In addition, Hongyuan agrees to guarantee the performance of each Hongli company under any agreements or arrangements relating to its business arrangements with any third party. In return, the Owners must designate Hongyuan’s designees as their representatives on each Hongli company’s board of directors, and Hongyuan has the right to appoint senior executives of each Hongli company. Additionally, each Hongli company agrees to pledge its accounts receivable and all of its assets to Hongyuan. Moreover, each Hongli company agrees not to engage in any transactions that could materially affect its assets, liabilities, rights or operations without Hongyuan’s prior consent, including without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is the maximum period of time permitted by law unless sooner terminated by any other agreements reached by all parties or upon a 30-day written notice from Hongyuan. The term may be extended only upon Hongyuan’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties. Under current applicable PRC law, there is no limitation on the maximum term permitted by law for this agreement.

•	Equity Pledge Agreement*: The Owners pledged all of their equity interests in Hongli Group to Hongyuan to guarantee each Hongli company’s performance of the consulting services agreement. If a Hongli company or the owners breach their respective contractual obligations, Hongyuan, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests. The Owners also agreed that upon occurrence of any event of default, Hongyuan shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by Hongyuan to accomplish the purposes of the agreement. The Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice Hongyuan’s interest. This agreement will expire two years from the fulfillment of Hongli Group’s obligations under the consulting services agreement.

•	Option Agreement*: The Owners irrevocably granted Hongyuan an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Hongli Group at a price equal to their initial registered capital contributions or the minimum amount of consideration permitted under PRC law. Hongyuan has sole discretion to decide when to exercise the option, and whether in part or in full. The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

•	Voting Rights Proxy Agreement*: The Owners irrevocably granted a Hongyuan designee the right to exercise all their voting rights in accordance with PRC laws and each Hongli company’s governing charters. This agreement may not be terminated without the unanimous consent of all parties, except that Hongyuan may terminate the proxy agreement with or without cause upon 30-day written notice to the owners.

*	Re-executed on September 9, 2011, to reflect RMB 20 million of additional registered capital contributed by the Owners in August 2010, and the resulting change in ownership percentages. We were made a party to the re-executed agreements to acknowledge them.

As a result of the foregoing contractual arrangements, we have the ability to effectively control Hongli Group’s daily operations and financial affairs, appoint senior executives and decide on all matters requiring the Owners’ approval. While the Owners continue to own 100% of equity interests, they have given us their rights attendant to such ownership through the contractual arrangements. Accordingly, we are considered the primary beneficiary of Hongli Group and each Hongli company is deemed our variable interest entity (“VIE”).

 However, control based on contractual arrangements may ultimately not be as effective as direct ownership, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli Group. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.” As of September 19, 2013, Mr. Lv held approximately 31.7% of our issued and outstanding common stock, and 85.40% of the equity interests of Hongli. As such, we believe that our interests remain aligned with the Owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned. See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

Our Products and Operations

Overview

We are based in Henan Province in the central part of China, known as a coal-rich region. Our current operations are located in west Baofeng County, a part of Pingdingshan Prefecture south of Zhengzhou, the provincial capital. Our three principal products are coal, coke and electricity.

Coal

We sell coal, including raw (unprocessed) coal, washed coal, mid-coal and coal slurries (see “Coal Washing” below), and also use washed coal to make coke. We currently control four coal mines (see “Property, Plant and Equipment” below). Until June 2010, we largely extracted coal from Hongchang coal mine to meet our needs, although we also engaged in coal trading. As described under “Coal Mining Moratorium” below, however, we have been unable to extract coal since September 2011. We have instead been relying on coal purchased elsewhere, including from Shanxi, Qinghai and Inner Mongolia, to meet our requirements. Our coal purchases for the fiscal years ended June 30, 2012 and 2013 are as follows:

Fiscal Year	Annual Purchases* (metric tons)
2012	461,932
2013	384,515

* Including coal for washing, coking and trading.

Generally, if the coal that we purchase meets coking requirements, we will reserve it for that purpose. Occasionally, however, we sell the coal (also known as coal trading) when market conditions are favorable.

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

Henan Coal Seam Gas has not yet made a determination as to the safety at Shuangrui and Shunli coal mines, and we do not know when such determination will be made, if at all. In addition, our objective in acquiring Shuangrui Coal, Xingsheng Coal and Shunli Coal is their mining rights, and their sellers were required to dispose of all other assets and liabilities before the transfer of equity interests to us is complete, and to assume all rights and obligations to such assets and liabilities until their disposal, which rights and obligations we would disclaim should any such asset or liability remains in the company after the transfer of equity interests to us is complete. Although equity interests have been transferred to us, the assets and liabilities that the sellers agreed to dispose of remain intact as of the date of this Report. In accordance with our agreements with them, the sellers are in the process of disposing all such assets and liabilities, and on September 2, 2011, we entered into a supplemental agreement with them to memorialize such agreements, which were not previously reduced to writing. Aside from the mining moratorium, we expect such disposals to be completed prior to any resumption of mining operations.

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

Coal Washing

At the Baofeng plant (see “Coke” below), we operate a coal-washing facility that is capable of processing up to 750,000 metric tons of coal per year. Under current Chinese coking industry standards, raw coal with no more than 1% sulfur content is deemed suitable for coking, although other factors are also considered. In addition to low sulfur content, the industry preference is for lower ash content and volatile matters. While much of the coal from our mines and that we purchase is generally suitable for coking based on these parameters, the coal must nevertheless be washed before it is ready for the coking ovens, in order to reduce ash and sulfur content, and to increase thermal value. We use a water-based jig washing process, which is prevalent in China, and use both underground and recycled water. Sorting machines that can process up to 600 metric tons per hour sort the washed coal according to size. Washed coal is also typically blended with other coal in order to achieve the proper chemical composition and thermal value for coking.

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. The bulk of the washed coal we produce is intended for our coking needs, although we sell if the pricing is favorable. In addition to washed coal, the coal-washing process produces two byproducts:

•	“Medium” coal (or “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, then sold for electricity generation, and domestic and industrial heating applications.

•	Coal slurries (or coal slime) are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with mid-coal to produce a blended mixture.

Our annual production volumes of washed coal, mid-coal and coal slurries for the fiscal years ended June 30, 2012 and 2013, are as follows:

	Annual Production (metric tons)
Fiscal Year	Washed Coal	Mid- Coal*	Coal Slurries*
2012	104,545	34,848	17,424
2013	90,461	45,230	15,077

* Estimated based on amount of raw coal used.

Coke

Coke is a hardened, solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven without oxygen at high temperatures so that the fixed carbon and residual ash are fused together. Volatile constituents of the coal include water, coal-gas, and coal-tar.

We currently produce metallurgical coke, which is primarily used for steel manufacturing. China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatilization, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter. Our metallurgical coke is typically 85% fixed carbon, less than 12% ash, less than 1.9% volatile matter and less than 0.7% sulfur.

According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality. Generally, our customers do not have specific content requirements, but we may make certain adjustments, such as to moisture content, upon request. The amount of each grade of coke that we produce is based on market demands, although historically our customers have mostly required Grade II coke which has higher profit margin than other types of coke. For the fiscal years ended June 30, 2012 and 2013, we only produced Grade II coke.

We currently operate two plants. At the plant that we own (the “Baofeng plant”), we produce coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. Since April 2013, we have also been leasing a plant from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. (the “Hongfeng plant”). The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from the Baofeng plant. We conducted trial production near the end of April and commenced production in August. We believe that the skills we gain from operating its ZN-43 type coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (see “New Coking Facility” below).

After being processed at our coal-washing facility, coal is sent to a coal blending room (either at the Baofeng plant or the Hongfeng plant) where it is crushed and blended to achieve an optimal coking mixture. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is next tamped, or packed, prior to being transported by conveyor to a coal bin to be fed into the waiting oven below. This tamping process allows the use of lower quality washed coal without affecting the quality of the coke produced. After processing through temperature-controlled ovens at temperature of 1200° C (2,192° F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to our private rail line to be air-dried. Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.

For the fiscal years ended June 30, 2012 and 2013, we produced the following volumes of metallurgical coke:

Fiscal Year	Annual Production (metric tons)
2012	163,202
2013	152,384

Since the mining moratorium and the cessation of our mining operations, we have largely relied on purchased coal to make coke.

Coke Emissions Recycling

In the coke oven, coal’s volatile contents, including water and coal tar, are driven off in gaseous forms, which we capture and recycle. We pipe coal gas into a cooling tower to separate coal tar by condensation, which we sell as a fuel byproduct (see “Coal Byproducts” below). We burn the remaining purified coal gas to generate steam that drives steam-powered turbines to produce electricity (see “Electricity Generation” below).

Coking Byproducts

Coal tar is an ingredient of coal tar pitch used in the aluminum industry, and can be further refined to create chemicals and additives such as fine phenol, fine naphthalene and modified pitch that can be used as raw material in making concrete sealant, wood treatment compounds, agricultural pesticides and other chemical products.

Our annual production volumes of coal tar for the years ended June 30, 2012 and 2013 are as follows:

Fiscal Year	Annual Production (metric tons)
2012	7,421
2013	6,379

There are other byproducts which the Baofeng plant does not produce. In addition to coal tar, the Hongfeng plant also produces crude benzol and purified coal gas.

New Coking Facility

On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to the Baofeng plant.  As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack, and are in the process of installing the coal preparation, cooling, recycling, and auxiliary systems, as well as framing the coal blending structure and coal yard. Originally anticipated to be completed at the end of December 2011, we have slowed down construction in light of ongoing weak demand for coke. We plan to complete the plant and commence operations once market improves and stabilizes, which we currently expect to be some time in fiscal 2014, although there is no guaranty that this will happen.

When completed as designed, this new plant is expected to have an estimated coke-producing capacity of up to 900,000 metric tons per year, as well as the ability to generate power and distill chemicals such as crude benzol, sulfur and ammonium sulfate from the coking process. The new plant is also expected to produce purified coal gas. Our plans to provide the coal gas as a fuel source to local residents through the state-owned gas grid have received approval from the authorities of Daying County, and we currently plan to offer the coal gas at a price per thermal equivalent unit that is estimated to be 20% less than the current price of liquid natural gas, a competing alternative. Hongrun Coking will operate the new plant.

Electricity Generation

After coal tar is separated at the Baofeng plant, the remaining coal gas is piped to two onsite 3,000-kilowatt power stations (the Daying power station and the Sunling power station) to generate electricity, each of which has an estimated maximum generating capacity of 26,280,000 kilowatt-hours per year.  The generated electricity primarily powers operations at the Baofeng plant and at Hongchang coal mine.  Local state-owned utilities supply electricity to the Hongfeng plant and Shunli coal mine, Xingsheng coal mine and Shuangrui coal mine.

Our annual amounts of electricity generated for the years ended June 30, 2012 and 2013 are as follows:

Fiscal Year	Annual Generation (kilowatt)
2012	6,783,760
2013	5,790,938

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

Coke Sales

Coke sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Sale Price Per Metric Ton ($)
2012	166,373	$38,656,636	49%	$232
2013	149,882	$31,171,635	47%	$208

China’s coke market was fairly soft for much of fiscal 2013, impacted by weak steel demands from tighter government control of real estate and land developments, as well as general economic slowdown which negatively affected heavy industries. The resulting excess in production capacity and inventory of crude steel pushed down the coke market accordingly.

Raw Coal Sales

Raw coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Raw Coal Sales
Fiscal Year	Annual Sales* (metric tons) (1)	Annual Sales* ($)	% of Revenue	Weighted Average Sale Price Per Metric Ton ($)
2012	73,990	$5,441,981	7%	$74
2013	55,012	$3,356,797	5%	$61

*	Includes raw coal we purchased as well as some we managed to extract from Hongchang coal mine (approximately 7,000 metric tons), and raw coal/mid-coal/coal slurries mixtures. Excludes any raw coal we used internally as raw material to produce washed coal and coke.

Generally, coal’s sale price is affected by its thermal value, together with its chemical composition and other properties such as moisture, ash and sulfur. Sale prices are also affected by general market conditions and supply and demand. Corresponding to the general slowdown of the Chinese economy, demand for raw coal dropped especially since the second half of fiscal 2013.

Washed Coal Sales

Washed coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Washed Coal Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Sale Price Per Metric Ton ($)
2012	183,903	$32,867,839	42%	$179
2013	132,930	$24,272,969	36%	$183

In addition to general market conditions and supply and demand, washed coal’s sale price is heavily dependent on its quality and composition. Like raw coal, demand for washed coal was weak in fiscal 2013, although demand for high quality washed coal remained fairly robust.

Coal Tar Sales

Coal tar sales for the last two fiscal years ended in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2012	7,648	$1,946,314	2%	$254
2013	6,433	$1,719,416	3%	$267

Because we currently lack a separate process to refine and prepare coal tar as a homogenous product, the quality and characteristics of coal tar that we produce can vary, which in turn affect our sale price. General market conditions and supply and demand also affect sale price.

Customers

We sell our products only in China. The following customers each accounted for 10% or more of our fiscal 2013 revenue:

Customer	Sales to Customer ($)	Sales to Customer as a % of Revenue
Wuhan Railway Zhongli Group	$16.54 million	24.7%
Zhengzhou Baonuo Trading Ltd.	$13.85 million	20.7%
Hongxin Industrial Co., Ltd.	$10.49 million	15.7%
Daye Special Steel Ltd.	$9.85 million	14.7%

The largest customer of each principal product for fiscal 2013 is as follows:

Customer	Product	% of Product Bought by Customer
Wuhan Railway Zhongli Group	Coke	44.3%
Zhengzhou Baonuo Trading Ltd.	Coal*	50.0%
Wang Fashun	Coal tar	24.9%

*	Includes both raw and washed coal.

None of these customers are related to or affiliated with us.  Our sales personnel conduct routine visits to our customers. We have long-standing relationships with our customers, and management believes that our relationships with them are stable.

Transportation and Distribution

We own and operate a private rail track of 4.5 kilometers in length that connects the Baofeng plant to the national railway system at both the East Pingdingshan Railway Station and the Baofeng Railway Station. Industrial loaders load coal and coke from our platform onto railcars to be transported to customers primarily in central and southeastern China in the provinces of Henan, Hubei, Hunan and Fujian. We also truck coke from the Hongfeng plant to our platform for loading. Our private railway affords us some measures of control over transportation cost and delivery execution. See also “Property, Plant and Equipment – Railway Assets” below.

Customers can also arrange for trucks to take delivery from both plants.

Competitors

We compete primarily with coal and coke producers in the central, eastern and southern regions of China. Coke competitors range from Shanxi Coking Co., Ltd., a national coke producer, to local operations like Hongyue Coke Factory, Dongxin Coke Factory and Hongjiang Coke Factory. We also compete with China Pingmei Shenma Group (“China Pingmei”), a Pingdingshan-based state-owned coke and coal producer with similar product-mix as us. China Pingmei is also the largest regional coal producer and one of Henan’s six SOE consolidators, all of whom are our competitors in the coal market.  Competitive factors include geographic location, quality (i.e. thermal value, ash and sulfur content, washing and processing, and other characteristics), and reliability of delivery. The mining moratorium has also given the six SOE consolidators a competitive advantage as their mines are the only ones currently operating in Henan.

Suppliers

We purchase from various suppliers within China. The following suppliers each accounted for 10% or more our total purchases for fiscal 2013:

Supplier	Materials Supplied	Amount of Purchase ($)	% of Total Purchases
Gansu Yiaojie Coal & Electricity Group Ltd.	washed coal	7,870,721	14.1%
Henan Shenhuo International Trade Ltd.	washed coal	6,962,315	12.5%
Ruzhou Shi Xiaotun Jialingnan mining Ltd.	washed coal	5,974,658	10.7%

None of these suppliers are related to or affiliated with us.

As with our coke and coal sales, we meet our washed coal needs by entering into non-binding annual letters of intent with suppliers that set forth supply quantities, proposed pricing and monthly delivery schedules at the beginning of the year. Subject to changes in delivery quantity and pricing, which is based on the open market price at the time of delivery and agreed to by the parties, we generally make payment upon each delivery throughout the year.

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from outside of Henan. During the 2013 fiscal year, about 47.6% of our coal purchases were from outside Henan, with the remaining from SOEs in Henan whose mining operations have not been affected by the ongoing mining moratorium and consolidation.

Our other principal raw materials include water and electricity. The Baofeng plant gets its water without charge in the form of treated underground water from the operator of the nearby Hangzhuang coal mines, and its electricity from our own power stations (see “Electricity Generation” above). The Hongfeng plant, on the other hand, buys water on the market and electricity from a local state-owned utility. We also require wood and steel for our operations, and source these materials from nearby suppliers on a per purchase order basis. These materials are readily available and there is no shortage of suppliers to choose from.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2013:

	Number of Employees	% of Employees
Coal-related operations	19	4%
Coke-related operations	391	79%
Sales and marketing	4	1%
Administrative (including management)	86	16%
TOTAL	500	100.0%

Both the Baofeng plant and Hongfeng plant operates year round in three shifts of eight hours per day. Although mining operations are currently shut down, we have staff at the mine sites for necessary maintenance and repairs during the moratorium. Once our coal mines can resume full operations, we anticipate operating in three shifts of eight hours per day. In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees. We consider our relationship with our employees to be good.

Research and Development

On June 18, 2013, Pingdingshan Municipal Science and Technology Bureau issued us a “Certificate of Achievement” in connection with advances that we made in coke sintering. Sintering is the process of bonding small particles with heat that does not reach the melting point of such particles. We developed and completed initial testing of a new sintering fuel in November 2012, and commenced trial production in December 2012. After preliminary testing followed by a full evaluation, experts at Henan Province Science and Technology Bureau determined that our sintering fuel, when compared to conventional sintering fuel, can reduce dust and sulfur dioxide emissions at various stages of steel production. In connection with our Certificate of Achievement, we are also approved to commercially produce our sintering fuel, although we have not done so as of the date of this Report.

In addition, we are currently working with the Chinese Academy of Agricultural Sciences to evaluate the economic feasibility of extracting humic acid from mid-coal and coal slurries.

Intellectual Property

We have no patents, trademarks, licenses, franchises, or royalty arrangements.

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

The location of Pingdingshan, where we are based, is illustrated below:

The locations of our executive office, current coking plant and coal mines, are all in and around Pingdingshan, and are illustrated below:

Coal Mines and Production Facilities

The description below is based on operations prior to the mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above):

All four coal mines that we currently control are located at Baofeng County in the central part of Henan Province and are in close proximity to one another as well as to roadways. All are underground mines, and the “room-and-pillar” method is used to extract coal. Under such method, a coal stratum is divided into horizontal planes and the coal is removed from each plane while leaving “pillars” of un-mined materials as supports, working from the uppermost plane down. Each plane is further divided into grids to determine the optimal pillar placements. Drilling and blasting techniques are used to extract the coal.

Raw coal would be loaded and transported by a chain conveyor into crates which are carried out to the surface by an electrical winch. Each crate carries approximately 2.5 metric tons, and approximately 400 crates would be carried to the surface during each 8-hour mining shift. Rock material is used for floor ballast with the excess sent to the surface for disposal. Air compressors would provide for underground air tool use. Electrical power comes from our own power stations as well as the state grid, and supplied down mineshafts through a double-circuit cable designed to mitigate and circumvent potential power disruptions.

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

The extracted coal would be trucked to the Baofeng plant (approximately 1.5 kilometers from Hongchang coal mine) for washing and sorting. Samples would be taken prior to and after washing to analyze and determine coking suitability based primarily on moisture, ash, sulfur and volatile contents.

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

Additional information regarding these mines is listed below:

	Hongchang Mine (6)		Shuangrui Mine (9)		Xingsheng Mine (12)		Shunli Mine (15)
Background data:
Commencement of construction	1984		1970		1970		1995
Commencement of commercial production	1987		1970		1998		1998
Coalfield area (square kilometers)	0.65		0.47		0.19		0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	2,479,000	(7)	1,674,000	(10)	2,475,000	(13)	1,373,300	(16)
Recoverable reserves (metric tons) (3)	1,215,100		1,539,000		2,233,000		1,122,000
Coal washing recovery rate (%) (4)	75		75		75		75
Depth of mining (meters underground)	10 – 210		40 – 270		80 - 90		100 - 130
Average thickness of main coal seams (meters)	Seam B1: 1.14 Seam A4: 5.50 (8)		6.78		Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40 (14)		Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2 (17)
Type of coal	Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical
Assigned/unassigned (5)	Assigned		Assigned		Assigned		Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55		Seam B1: 0.55 (11)		Seam A4: 4.90 Seam B1: 0.55		Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5		Seam B1: 1.5		N/A		Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0		Seam B1: 14		Seam A4: 18.64 Seam B1: 14.00		Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0		Seam B1: 29		Seam A4: 38.45 Seam B1: 33.15		Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9		28.5		31.2		Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	150,000		150,000		150,000		150,000
Raw coal production:
For the year ended June 30, 2012	19,160		0		0		0
As of June 30, 2013	0		0		0		0
Cumulative raw coal production as of June 30, 2013	709,202		301,020		367,981		300,000

(1)	The reserve data including (i) total in-place proven and probable reserves, (ii) mining and coal preparation plant recovery rates; (iii) depth of mine; and (iv) average thickness of main coal seam are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. We note that the degree of assurance between what would meet the definition of “proven reserves” on the one hand, and “probable reserves” on the other hand, cannot be readily defined. Accordingly, pursuant to the SEC’s Industry Guide 7 – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, in the table above we report proven and probable reserves on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)	Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction. We note that the estimated recoverable reserves is a government estimate created and used by local mining authorities to determine permissible extraction rates, the duration of our mining license, and to approve mine designs and that it is subject to revision. We also utilize this estimate for accounting purposes, to amortize our mining rights. Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)	“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”).

(7)	According to the Hongchang Mining Report, Hongchang coal mine was initially found to have total estimated reserves and resources of 2.81 million metric tons. 334,000 metric tons were removed during exploration, leaving approximately 2.47 million metric tons of estimated reserves and resources.

(8)	Hongchang coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam B1” and the “Seam A4”.

(9)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”).

(10)	According to the Shuangrui Mining Report, Shuangrui coal mine was initially found to have total estimated reserves and resources of 4 million metric tons. 2.33 million metric tons were removed during exploration, leaving approximately 1.67 million metric tons of estimated reserves and resources.

(11)	Shuangrui Ming contains one major economically exploitable coal seam, referred to in this table as the “Seam B1.”

(12)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”).

(13)	According to the Xingsheng Mining Report, Xingsheng coal mine was initially found to have total estimated reserves and resources of 2.74 million metric tons. 260,000 metric tons were removed during exploration, leaving approximately 2.48 million metric tons of estimated reserves and resources.

(14)	Xingsheng coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam A4” and the “Seam B1.”

(15)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”).

(16)	According to the Shunli Mining Report, Shunli coal mine was initially found to have total estimated reserves and resources of 1.44 million metric tons. 647,000 metric tons were removed during exploration, leaving approximately 1.37 million metric tons of estimated reserves and resources.

(17)	Shunli coal mine contains three major economically exploitable coal seams, referred to in this table as the “Seam A4”, the “Seam A6”, and the “Seam B1.”

Mining Rights

Like all coal mines in the PRC, the four mines that we control, including the mine sites and the underlying coal and other minerals, are state-owned. Accordingly, the amount of coal that we can extract from each of mine is based on the mining permit issued to the mine’s operator by the Henan Province Bureau of Land and Resources (the “Henan Land Resources Bureau”). For example, we extract coal from Hongchang coal mine based on the permit issued to Hongchang Coal. The permit is issued when the Henan Land Resources Bureau approves the reserves appraisal report submitted by authorized mining engineers. The amount of coal that can be extracted under the permit represents what we can economically and legally extract under applicable PRC law and as determined by the Henan Land Resources Bureau.

The table below lists our current mining permits:

	Hongchang coal mine	Shuangrui coal mine	Xingsheng coal mine	Shunli coal mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013 (1)	October 4, 2011 (1)	July 30, 2012 (1)	September 2011 (1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000

(1)	These permits have not been renewed in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). In addition, we are in the process of consolidating Shunli coal mine under Hongchang Coal, and plans to do the same with Shuangrui coal mine (see “History and Corporate Structure – Hongli” above). Once consolidation is completed, we will have only one permit to mine all three mine sites.

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

Railway Assets

Currently, we have rail assets consisting of approximately 4.5 kilometers of special purpose transportation railway tracks that serve to facilitate the transportation of coal and coke from our site to the national railway system, and ultimately to our customers. We do not own any railcars and locomotives, but instead pay access fees to the Zhengzhou Railway Bureau for the use of government-owned and operated railcars and locomotives. These railcars are loaded with coal and coke products at our yard for delivery through the national railway system.

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

Risks Related To Our Business

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2013, our independent registered public accounting firm included an explanatory paragraph stating that because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern. If we cannot continue as a going concern, your entire investment may be worthless. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing or extend the terms of our existing financing, neither of which prospect is certain.

If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations.

At June 30, 2013, our current liabilities exceeded current assets by over $24 million, including $13 million that we owe Bairui Trust Co., Ltd. At present, we have no firm commitments for investment capital and no debt facilities other than our arrangement with Shanghai Pudong Development Bank to issue short term notes. Such arrangement, however, is subject to and secured against our deposit with the bank as well as certain guarantees. As such, we cannot assure you that such arrangement will provide us with sufficient working capital to meet all of our cash needs. Additional capital, however, may not be available to us or may be available only on terms that are unfavorable. If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business. In addition, our results of operations may decline from previous levels or may fail to meet expectations. As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our business and results of operations are dependent on China's coal and coke markets, which may be cyclical.

Since our principal revenue source is from the sale of coal and coke in China, our business and operating results are highly dependent on their supplies and demands in China. The Chinese coal and coke markets are cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, general economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. These factors are also linked to or influenced by global economic conditions. Supply and demand fluctuations can affect prices, which in turn affect our operating and financial performance. We have seen substantial price fluctuations in the past and believe that such fluctuations may continue. Demand is primarily influenced by the pace of domestic economic growth and development, as measured by the requirements of the power, steel, and construction industries. Supply, on the other hand, is primarily affected by geography, the domestic and international production volumes, tariffs duties and trade controls, value-added taxes imposed on imports, and international freight costs. Alternative fuels such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar, also have influences on supply and demand. Excess supply or significant reduction in demand can adversely affect pricing, which would in turn cause a significant decline in our profitability.

Our coal and coke operations are inherently subject to changing conditions that can affect our profitability.

Our coal and coke operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at the mines would result in a decrease in our revenues and profitability, which could be material (see “We may not be able to resume our coal mining operations in the near future” below). Other factors affecting coal and coke production and/or sale that could adversely affect our profitability include:

•	changes in the laws and/or regulations that we are subject to, including permitting, safety, labor and environmental requirements; and
•	labor shortages.

Our coal and coke operations are extensively regulated by the PRC government and government regulations may limit its activities and adversely affect its business operations.

Our coal and coke operations, like those of other Chinese natural resources and energy companies, are subject to extensive regulations administered by the PRC government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of our industry, which affect the following material aspects of our operations:

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

Such interruption to our coal mining operations has had a material and adverse effect on our financial results and operations. Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or customers’ ability to use coal and may require our customers to significantly change operations or to incur substantial costs.

Our future success may depend substantially upon our ability to complete and operate the new coking plant.

A central element of our business plan involves the construction and operation of our new coking plant. As of the date of this Report, however, construction has not yet been completed. As of June 30, 2013, total amount due for the plant’s construction was approximately $66 million, of which approximately $59 million has been paid, and the remaining $7 million will be paid based on construction progress. In light of downturns in the coke market, however, we have had stoppage previously, and have currently slowed down construction. While we intend to resume construction at full pace when market conditions improve, there can be no assurance as to when that will occur.

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

Our operations produce waste water, gas and solid waste materials. Currently, the PRC government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our current expenditure for environmental regulatory compliance may not be sufficient if additional regulations are imposed and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

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

Demand for coal and coke and the prices that we will be able to obtain for these products are closely linked to consumption patterns of the power generation and steel industries in China. These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar. Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability. For much of fiscal 2012 and 2013, the steel industry especially has suffered from tighter governmental control of real estate and land developments, resulting in a soft coke market. Likewise, the general slowdown in the Chinese economy has negatively impacted the coal market, especially in the second half of fiscal 2012 and throughout fiscal 2013.

If transportation becomes unavailable or uneconomic for our customers, our ability to sell coal or coke could suffer.

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

As of September 19, 2013, approximately 31.7% of our outstanding common stock was controlled by one holding entity, of which our founder and Chief Executive Officer, Mr. Jianhua Lv, is a director and beneficiary. Accordingly, Mr. Lv presently has significant relative voting power and influence over any action requiring shareholder approval, including the election of our directors.

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

Our business could be impaired to the extent that management is unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified. Such risks and problems could disrupt our ongoing business, distract the management and employees, increase our expenses and adversely affect our results of operations.

A large portion of our current revenue is derived from relatively few customers.

We depended on four major customers for a substantial portion of our revenue in fiscal 2013. Nonrenewal or termination of our arrangements with these customers may have a materially adverse effect on our revenue. In the event that any one of our major customers does not renew or terminates its arrangement with us, there can be no assurance that we will be able to enter into another arrangement similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

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

We have no equity ownership interest in Hongli, and rely on contractual arrangements to control the company. We cannot assure you that the Owners will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Hongli could fail to take actions required for our business despite its contractual obligation to do so. If Hongli fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before The China International Economic and Trade Arbitration Commission (CIETAC). According to the Rule of CIETA, to initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance. Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Hongli of the proceeding. Hongli will have 45 days from the receipt of such notice to prepare its statement of defense. While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations. Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese. As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Hongli, which could materially and adversely affect our business, financial conditions and results of operations.

Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Jianhua Lv, our Chief Executive Officer, is also the Chairman of Hongli and owns 85.4% of its equity ownership interests. Conflict of interest between his duties to our company and Hongli may arise. As our director and executive officer, he has a duty of loyalty and care to us under U.S. law when there are any potential conflicts of interests between our company and Hongli. We cannot, however, assure you that when conflicts of interest arise, he will act completely in our interests, or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Hongli’s interests to sever the contractual arrangements with Hongyuan irrespective of the effect such action may have on us. Because we derive our income entirely from the contractual arrangements with Hongli, we would have no or minimal operations and assets if these contractual arrangements are severed. In addition, Mr. Lv could violate his legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Hongli is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the U.S. securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Hongli or our officers or directors, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Hongli and its management, all of which are located in China.

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

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 31.16% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2013. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;
•	changes in financial estimates or projections developed by us or securities research analysts;
•	conditions in foreign or domestic coal or coke markets;
•	changes in the economic performance or market valuations of other meat processing companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint-ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	intellectual property litigation; and
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

As we are subject to the penny stock rules, you may have difficulty selling our common stock.

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

Volatility in our common stock price may subject us to securities litigation.

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

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. For example, we are required to maintain independent board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such practices have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. Management may also need to increase compensation for senior executive officers, engage senior financial officers able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs will affect our financial results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and shareholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not required to have an auditor’s report on internal controls over financial reporting under current SEC regulations, our management is required to and has assessed our internal control implementation and concluded that our internal controls were ineffective for the fiscal year ended June 30, 2013.

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

Activities prior to the Share Exchange relating to our prior business then known as “Ableauctions.com, Inc.” may lead to future liability.

Prior to our acquisition of Top Favour on February 5, 2010, we were known as “Ableauctions.com, Inc.,” and engaged in businesses unrelated to our current operations. Although certain previously controlling shareholders of Ableauctions.com and its related liquidating trust have provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations, warranties and covenants made regarding such acquisition, including a $1 million reserve fund set aside by a liquidating trust for purposes of paying any indemnification claims by us, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us (and indirectly our shareholders) may not be able to benefit from any funds in reserve.

Reverse merger transactions of the type conducted between us and Top Favour are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC has not generally favored transactions in which a privately-held company merges into a public reporting company with listed securities. The SEC or other regulatory authorities may unexpectedly assert a different interpretation of existing rules than the interpretation we or our advisors relied upon, used and/or considered reasonable, which could increase the cost of, or adversely affect our ability to, file and achieve effectiveness for our registration statements, or interfere with or negate the ability of our shareholders to rely upon Rule 144 or similar rules.

Future sales of our common stock may decrease the price for such shares.

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

Our articles of incorporation contain specific provisions that eliminate or limit the liability of directors for monetary damages to us and our shareholders, and we are prepared to give such indemnification to our directors and officers to the extent permissible under state law. We may also maintain or enter into, from time to time, agreements that obligate us to indemnify our officers and directors. Such indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against any such officer or director, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our officers and directors for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our officers and directors even though such actions, if successful, might otherwise benefit us and our shareholders.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We will require additional cash resources to meet our ongoing obligations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit, although we have no firm commitments to do so. The sale of additional equity securities could result in additional dilution to our shareholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to it, if at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table lists certain information our current facilities, all of which are located in Henan Province:

Location	Approximate Floor Area (Square Meters)	Ownership Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan	600	Leased	Corporate principal executive office (1)
1601-16/F, SPD International Finance Center, Jinshui Road, Jinshui District, Zhengzhou	455	Leased	Zhonghong’s office (2)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan	95,013	Owned	Baofeng plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan	371,628	Owned	New coking plant (3)
Industry Intensified Zone, Shilong District, Pingdingshan	2,076	Leased	Hongfeng plant (4)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan	310,000	Owned (5)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan	470,000	Owned (5)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan	190,000	60% Owned (5)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng	80,000	Owned (5)	Shunli coal mine

(1)	Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from the Baofeng plant, and houses our executive and administrative staff and oversees our operations. We currently lease the premises on a month-to-month basis for $3,171 (RMB 19,600) per month.

(2)	Zhonghong currently leases its office on a month-to-month basis, with monthly lease payments of $5,999 (RMB 37,075).

(3)	As of June 30, 2012, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to the Baofeng plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. As of the date of this Report, we have not received the land used right from the Baofeng Land and Resource Bureau, although we expect to acquire such rights by June 30, 2014, at an estimated total cost of approximately $11.5 million (RMB 73.05 million). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees relating to reconfiguring the land for industrial use. As of the date of this Report, plant construction has not been completed.

(4)	On April 8, 2013, we entered into an agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd. (“Hongfeng”) to lease the Hongfeng plant for one year. We pay Hongfeng a monthly leasing fee based on the quantity of coke we produce from the Hongfeng plant at the rate of RMB 60 per metric ton. We are also responsible for the operation, maintenance and repairs of the Hongfeng plant.

(5)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. The following table sets forth the high and low bid information for our common stock on the NASDAQ Capital Market since February 17, 2010 for the periods indicated:

	The Nasdaq Capital Market Price per Share
	High	Low
2012
Quarter ended September 30, 2013 (1)	$1.55	$1.27
Quarter ended June 30, 2013	1.78	1.09
Quarter ended March 31, 2013	1.30	1.00

2011
Quarter ended December 31, 2012	$1.76	$1.12
Quarter ended September 30, 2012	2.33	1.60
Quarter ended June 30, 2012	2.46	1.76
Quarter ended March 31, 2012	3.25	2.21

2010
Quarter ended December 31, 2011	$4.08	$2.03

(1)	Through September 19, 2013.

Holders

As of September 19, 2013, there were approximately 610 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Other than the distribution of our pre-Share Exchange assets to, and the assumption of our pre-Share Exchange liabilities by, the Liquidating Trust, we have not paid dividends on our common stock since inception. The decision to pay dividends on common stock is within the discretion of the board of directors. It is our current policy to retain any future earnings to finance the operations and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2013 and 2012 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

We are a vertically-integrated coal and coke producer based in Henan Province, China. Our coal products include raw (unprocessed) coal, washed coal, mid-coal and coal slurries. Our coke products include metallurgical coke, coke provider, coal tar and crude benzol.

Our business operations are conducted through Hongli, a PRC company that we control by a series of contractual arrangements between Hongli and Hongyuan. Hongyuan is a PRC company wholly-owned by Top Favour, a British Virgin Island company and our wholly-owned subsidiary.

As of June 30, 2013:

•	coke related activities were carried out by Hongli and Hongli’s branch operation, Baofeng Coking;

•	coal related activities were carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, all subsidiaries of Hongli; and

•	electricity generation was carried out by another Hongli subsidiary, Hongguang Power.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although we have been unable to extract coal since September 2011 due to the ongoing moratorium on mining activities. See “Our Products and Operations – Coal – Coal Mining Moratorium” in Part I, Item I of this Report. It is our intention to transfer all coal related activities to Hongyuan CSG, our joint-venture with the state-owned Henan Coal Seam Gas, although such transfer has not been carried out as of the date of this Report.

Results of Operations

Our revenue in fiscal 2013 decreased by approximately 15.49% from a year ago as sales of most products slowed. 59% of the revenue was derived from coke products as compared to 51% in fiscal 2012, and 41% from coal products as compared to 49% in fiscal 2012.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) domestic coke market can be expected to remain soft until the Chinese steel industry can work through its oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; and (2) the slower economy, along with an oversupply of mid-coal starting in early 2013, will continue to keep mid-coal price down.

Comparison of Years ended June 30, 2013 and 2012

Revenue

Revenue decreased by $12,226,469 as compared to fiscal 2012. Such decrease mainly resulted from decreased sales of coke, coal tar, raw coal, mid-coal, and washed coal, offset by increased sales of coal slurries as well as sales of coke powder and crude benzol that commenced during fiscal 2013. Revenue and quantity sold by product type for fiscal 2012 and 2013 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Fiscal Year 2012	$40,602,950	$38,309,820	$78,912,770
Fiscal Year 2013	$39,056,535	$27,629,766	$66,686,301
Decrease in $	$(1,546,415)	$(10,680,054)	$(12,226,469)
% decrease	(3.81)%	(27.88)%	(15.49)%

Quantity Sold (metric tons)
Fiscal Year 2012	174,021	257,893	431,914
Fiscal Year 2013	196,575	187,943	384,518
Increase (decrease)	22,554	(69,950)	(47,396)
% increase (decrease)	12.96%	(27.12)%	(10.97)%

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by non-ferrous metallurgical industry), coal tar, and crude benzol. Coal tar and crude benzol are byproducts of the coke manufacturing process with various industrial applications. Coal products include unprocessed metallurgical coal, processed or washed coal, mid-coal and coal slurries, which are by-products of the coal washing process and used primarily to generate electricity and for heating. As used in this discussion and analysis, unless otherwise indicated, “coke” includes both coke and coke powder, and “raw coal” includes coal that is unwashed and relatively unprocessed, as well as mid-coal and coal slurries.

Average selling prices per metric ton of our products during fiscal 2012 and 2013 are as follows:

Average Selling Price of Coke Products

	Coke	Coal Tar	Crude Benzol	Coke Powder
Fiscal Year 2012	$232	$254	N/A	N/A
Fiscal Year 2013	$208	$267	$339	$152
Increase (decrease) in $	$(24)	$13	$339	$152
% increase (decrease)	(10.34)%	5.12%	N/A	N/A

Average Selling Price of Coal Products

	Raw Coal	Mid-coal	Coal Slurries	Washed Coal
Fiscal Year 2012	$97	$72	$45	$179
Fiscal Year 2013	$114	$58	$49	$183
Increase (decrease) in $	$17	$(14)	$4	$4
% increase (decrease)	17.52%	(19.44)%	8.89%	2.23%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders.  The lower coke and mid-coal prices reflect weak demands. The higher raw coal price is due to the coal’s higher heat value, and the higher coal tar price is due to higher quality of the coal tar.

Revenue and quantity sold of each coke product for fiscal 2012 and 2013 are as follows:

Coke Products

	Coke	Coke Powder	Coal Tar	Crude Benzol	Total
Revenue
Fiscal 2012	$38,656,636	$0	$1,946,314	$0	$40,602,950
Fiscal 2013	$31,171,635	$6,104,376	$1,719,416	$61,108	$39,056,535
Increase (decrease) in $	$(7,485,001)	$6,104,376	$(226,898)	$61,108	$(1,546,415)
% increase (decrease)	(19.36)%	100%	(11.66)%	100%	(3.81)%

Quantity Sold (metric tons)
Fiscal 2012	166,373	0	7,648	0	174,021
Fiscal 2013	149,882	40,080	6,433	180	196,575
Increase (decrease)	(16,491)	40,080	(1,215)	180	22,554
% increase (decrease)	(9.91)%	100%	(15.89)%	100%	12.96%

The lower coke revenue for fiscal 2013 resulted from weak market demand. The lower coal tar revenue for fiscal 2013 mainly resulted from lower sales volume, despite a 5.12% increase in the average selling price. As a result of facility upgrades, the Baofeng plant has yielded less coal tar than before. We started selling coke powder and crude benzol in fiscal 2013. We purchase most of the coke powder on the open market, and sell it to our customers in the steel industry. We produce crude benzol from the Hongfeng plant, which we have doing since we conducted trial production in April.

Revenue and quantity sold of each coal product for fiscal 2012 and 2013 are as follows:

Coal Products

	Raw Coal	Mid-coal	Coal Slurries	Washed Coal	Total
Revenue
Fiscal 2012	$1,434,443	$3,614,057	$393,481	$32,867,839	$38,309,820
Fiscal 2013	$604,331	$1,933,332	$819,134	$24,272,969	$27,629,766
Increase (decrease) in $	$(830,112)	$(1,680,725)	$425,653	$(8,594,870)	$(10,680,054)
% increase (decrease)	(57.87)%	(46.51)%	108.18%	(26.15)%	(27.88)%

Quantity Sold (metric tons)
Fiscal 2012	14,815	50,357	8,818	183,903	257,893
Fiscal 2013	5,283	33,141	16,589	132,930	187,943
Increase (decrease)	(9,532)	(17,216)	7,771	(50,973)	(69,950)
% increase (decrease)	(64.34)%	(34.19)%	88.13%	(27.72)%	(27.12)%

Our raw coal revenue continued to suffer from very limited raw coal supply created by the ongoing mining moratorium. We currently anticipate the moratorium to end sometime in the first half of calendar 2014, although there cannot be any assurance as to the exact timing. In response to the higher price of raw coal used to make washed coal, we have adapted our coal washing process to increase washed coal yield. Doing so has also resulted in less mid-coal but more coal slurries being produced, which when combined with the effect of selling price changes, resulted in the revenue fluctuations for both mid-coal and coal slurries.

Our lower washed coal revenue for fiscal 2013 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal with which to produce washed coal.

Cost of Revenue

Cost of revenue decreased to $58,478,301 from $63,745,461 a year ago. This was manly driven by lower sales volumes for most of our products, and the higher cost of obtaining raw coal, as compared to last year.

Gross Profit

Gross profit was $8,208,000, a decrease of $6,959,309 or 45.88% from $15,167,309 a year ago, reflecting our lower revenue as discussed above. Gross profit margin decreased by approximately 6.91% from approximately 19% for the prior fiscal year, mainly due to lower selling price of coke.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $3,088,403, a decrease of $115,745 or 3.61% from a year ago. Selling expenses decreased by $46,741 or 22.20%, to $163,827, from slight reduction in expenses relating to selling activities. General and administrative expenses decreased by $69,004 or 2.31%, to $2,924,576, due to the following factors: (1) our rental expense decreased by $113,756, from closing our Beijing office; and (2) consulting expense for internal control decreased by $109,127 after discount we obtained from our consultant. Such decrease was offset as follows: (1) depreciation expense increased by $72,181; (2) repair and maintenance expense increased by $77,718; and (3) other general expenses increased by $67,838.

Other Income and Expense

Other income and expense includes finance expense (which consists of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants.

Finance expense was $3,356,179, an increase of $2,188,778 or 187.49% from a year ago. This is largely due to the following: (1) no interest was capitalized, as compared to $914,688 a year ago; (2) we incurred an additional $620,995 in interest in connection with extending Hongli’s loan with Bairui Trust Co., Ltd. (“Bairui Trust”); (3) we collected a RMB 30,000,000 ($4,779,000) loan receivable, thereby reducing the corresponding interest income by $316,623; and (4) the interest income from $8,032,037 in loan receivable decreased by $313,376, due to lowered interest rate of 7% from 10% last fiscal year.

We had income not related to our principal operations of $229,036, including $191,160 from our investment in Pingdingshan Rural Cooperative Bank (“PRCB”) – Xinhua District Branch. We also recorded other income from the gain in fair value of warrants in the amount of $716,627.

As a result of the foregoing, we had other expense of $2,410,516, as compared to other income of $3,926,633 a year ago.

Provision for Income Taxes

Provision for income taxes decreased by $1,733,849 from a year ago, reflecting our lower taxable income.

Net income

Net income, including the change in fair value of warrants, was $1,047,693, as compared to $12,494,557 a year ago.

Liquidity and Capital Resources

As of June 30, 2013, our current liabilities exceeded current assets by $24,312,407. Our accounts have accordingly been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon expenditure requirement and repayments of our long-term loan facilities with Bairui Trust as and when they become due.

In an effort to improve our financial position, we intend to negotiate with Bairui Trust to extend our loan maturity date, and to increase sales of higher margin products such as coal tar and crude benzol. In the meantime, we are still waiting for the mining moratorium to conclude. If and when that occurs, we should be able to obtain a line of credit to facilitate additional liquidity by pledging our mining rights. Management believes that these and other actions taken can provide us the opportunity to continue as a going-concern.

In summary, our cash flows are as follows:

	Year Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$6,627,554	$(12,232,756)
Net cash provided by (used in) investing activities	$866,920	$(15,856,609)
Net cash provided by (used in) financing activities	$(8,815,001)	$3,755,806

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for fiscal 2013 was approximately $6.6 million, as compared to net cash used in operating activities of approximately $12.2 million for fiscal 2012. Except for $1,107,666 in non-cash adjustment such as depreciation, amortization and depletion, bad debt and change in fair value of warrants which increased our cash-based net income, net operating inflow for fiscal 2013 resulted from the following factors: (1) our account receivable decreased by $2,757,701, due to improved collection of receivables from our customers; (2) advances to suppliers decreased by $3,681,517, due to tightening control of our prepayments; (3) we did not have prepaid expense, which increased our cash inflow by $636,908; and (4) our other payables and liabilities increased by $1,405,131, including interest payables to Bairui Trust, salary payables, and others related to general and administrative expenses. Cash inflow was mainly offset as follows: (1) notes receivable decreased by $398,250 due to the maturity and cashing of such notes; (2) inventory increased by $576,227 mainly due to soft market demands for our products; and (3) tax payable decreased by $414,772 due to lower taxable income in the fourth quarter of fiscal 2013, as compare to the same period last year.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for fiscal 2013 reflects: (1) $9,558,000 in loan receivable to an unrelated party, which was repaid in April 2013; and (2) $1,234,300 in loan receivable we collected from a borrower.

Net cash used in investing activities for fiscal 2012 included: (1) approximately $32.05 million for the construction of our new coking plant, (2) approximately $2.85 million borrowed by two unrelated parties at interest rates of 6% and 3.5%, respectively, and (3) approximately $1.90 million for the land use rights to the land underlying our new coking plant. On the other hand, we received approximately $9.89 million from loan receivable repayments and approximately $11.06 million in refund from prepayments for mine acquisitions that were cancelled.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for fiscal 2013 included: (1) $9,558,000 in notes payable we obtained from Shanghai Pudong Development Bank (“SPDB”) in February 2013, which matured and was fully repaid in August 2013; (2) a loan of $9,558,000 we received from SPDB, which was fully repaid in April 2013; (3) $4,779,000 in notes payable from SPDB that we repaid in September and October 2012 when they matured; and (4) $5,734,800 of Hongyuan’s loan from SPDB that was repaid in June 2013. We also repaid a total of $7,965,000 to Bairui Trust in December 2012 and April 2013.

Net cash provided by financing activities for fiscal 2012 largely resulted from activities related to short-term borrowings, including our proceeds from, and our repayments of, such borrowings. On September 14, 2011, we repaid approximately $5.04 million (RMB 32 million) in short-term loan from SPDB and we renewed the loan for another year with SPDB to borrow approximately $5.04 million (RMB 32 million) with annual interest rate of 6.71%. On March 15, 2012, the loan was repaid and we entered into a new loan and borrowed approximately $5.67 million (RMB 36,000,000) for one year with annual interest rate of 7.22%. Top Favour deposited $6.5 million with SPDB with an annual interest rate of 1.3% as collateral, and the new loan is also guaranteed by our CEO. On December 22, 2011, we deposited approximately $1.57 million (RMB 10 million) with SPDB as restricted cash, and issued approximately $3.14 million of guaranteed bank notes. Such notes matured and were repaid on June 21, 2012, and the related restricted cash was returned to us accordingly. On March 19, 2012, we entered into an agreement with SPDB and issued approximately $1.57 million (RMB 10 million) of bank guaranteed notes by depositing the same amount as restricted cash with the bank. On April 25, 2012, we entered into another agreement with SPDB, and issued approximately $3.14 million (RMB 20 million) of bank guaranteed notes, and deposited approximately $1.57 million (RMB 10 million) as restricted cash for such notes. We also repaid our CEO approximately $0.31 million that he loaned us for working capital.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our Chairman.

We also have arrangements with certain banks pursuant to which we are able to issue short-term notes to pay our vendors, secured against our deposits with the banks of 50% or 100% of the face value of the notes as well as guarantees from our Chairman, Hongli and/or unrelated third party. We currently have such arrangements with SPDB. Under our arrangements with SPDB, we are subject to a diligence review for each note issued, and SPDB charges us a processing fee based on 0.05% of the face value of each note.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.06 million), of which RMB 180 million was due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) would be due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $12.7 million (RMB 80 million). Of such remaining principal, the due date for $3.2 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $12.7 million outstanding. We intend to negotiate with Bairui Trust to further extend the maturity dates by an additional two to three years, and to repay the loan through our operational cash flow.

Our business plan involves growing our business through: (1) expanding our current production capacity and product mix by leasing the Hongfeng plant, and completing construction of our new coking plant when market conditions improve; (2) expanding the market for our clean coke product produced at the Baofeng plant to offset the weak demand for conventional coke; (3) capturing more coke by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products when construction completes at our new coking plant; and (4) acquiring other coal mines and building long term strategic relations with other mining operators to source raw coal. Of the foregoing, the following is expected to require capital resources:

•	New Coking Facility. We intend to use existing cash, cash flow from operations, bank loans, collection of our loan receivables, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to ongoing market conditions, however, we have once again slowed down constriction, but plan to resume at full pace if and when market improves.

•	Coal Mine Safety Improvement Projects. The total estimated cost for government-mandated safety upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. We also intend to use our line of credit from PRCB to complete these projects. These projects have not commenced as of the date of this Report, although we currently expect to complete them sometime in first half 2014.

During fiscal 2013, we had minimal capital expenditures.

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

Accounts receivables, trade

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

Long-term investment

Entities in which we have the ability to exercise significant influence, but do not have a controlling interest, are accounted for under the equity method. Significant influence is generally considered to exist when we have between 20% and 50% of ownership interest in the voting stock, but other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.”  Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value.  As of June 30, 2013 and 2012, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

Recently issued accounting pronouncements

In February 2013 the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. We are currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  Early adoption is permitted. We do not expect the adoption of this guidance will have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2013, we had approximately $10.5 million in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

The consolidated financial statements and financial statement schedule are included in Part III, Item 15 (a) (1) and (2) of this Report.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control over Financial Reporting

Management has continued to focus on internal controls over financial reporting. While various remedial actions have been taken this year, we want to highlight the following specific changes in internal control over financial reporting during the year:

•	We engaged a third-party consultant firm who is knowledgeable in and is experienced in U.S. GAAP to assist with our financial reporting process, and the firm assigns some of its staff to work in our accounting department throughout the year;

•	As of June 30, 2013, we did not have any material investment activities without proper preapproval process in accordance with our internal control over investments;

•	We continued to set up internal control policies, such as clear segregation of duties among our employees; and

•	We hired more professional staff to fulfill accounting department duties, which has improved our internal communications and approval process.

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

As of June 30, 2013, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control— 1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2013:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2013. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we intend to do the following:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer and Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	45	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Zan (“Sam”) Wu	36	Chief Financial Officer	February 5, 2010
Hui Zheng	41	Vice President of Operations and Director	February 5, 2010
Yushan Jiang	59	Independent Director	February 5, 2010
Hui Huang	45	Independent Director	February 5, 2010
Haoyi Zhang	39	Independent Director	February 5, 2010

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

During the fiscal year ended June 30, 2013, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	2	1
Audit committee	0	1
Compensation committee	0	1
Nominating committee	0	1

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2013 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianhua Lv (1)	2013	240,000	0	0	00	0	0	0	240,000
Chairman and Chief Executive Officer	2012	240,000	0	0	00	0	0	0	240,000
Zan Wu (2)	2013	180,000	0	0	00	0	0	0	180,000
Chief Financial Officer and Secretary	2012	180,000	0	0	00	0	0	0	180,000

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2013.

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

Employment Agreements

We entered into an employment agreement with Mr. Lv on February 5, 2010. Mr. Lv agreed that in the event that he leaves his employment for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with our business interests. Both we and Mr. Lv have the right to terminate his employment with or without cause by giving prior notice. Any disputes arising from Mr. Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decision of the court located in Henan Province, China. The employment agreement does not provide for any fixed term or duration, and Mr. Lv is employed on an at-will basis.

We entered into an employment agreement with Mr. Wu on February 5, 2010. Mr. Wu agreed that in the event that he leaves his employment for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with our business interests. Both we and Mr. Wu have the right to terminate his employment with or without cause by giving prior notice. Any disputes arising from Mr. Wu’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China. The employment agreement does not provide for any fixed term or duration, and Mr. Wu is employed on an at-will basis.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2013:

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

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors in 2010. The terms and conditions under these agreements remained effective for fiscal 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 19, 2013, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	6,694,091	31.7%
Zan Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (5 total)	6,694,091	31.7%

5% Shareholders:
Honour Express Limited (2)	6,694,091	31.7%

Applicable percentage ownership is based on 21,121,372 shares of common stock outstanding as of September 19, 2013.

(1)	Represents shares held directly by Honour Express Limited, a British Virgin Islands international business company (“Honour Express”). Mr. Lv is a director of Honour Express, and in such capacity, he may be deemed to have voting and dispositive power over the shares held directly by Honour Express. Mr. Lv is also an indirect beneficiary, as he holds an option to acquire shares of Honour Express. Pursuant to a certain Incentive Option Agreement dated July 6, 2009, as amended (“Incentive Option Agreement”), Mr. Lv has the right to acquire 100% of the issued and outstanding capital stock of Honour Express held by a nominee, subject to certain conditions.

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

To our knowledge, none of our directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party in any material legal proceeding that is adverse to the Company.

Securities authorized for issuance under equity compensation plans

We maintain the following equity compensation plans. The discussions below give effect to the 1-for-12 reverse stock split effected on January 15, 2009 and the 1-for-20 reverse stock split the Company effected on February 5, 2010.

2012 Equity Incentive Plan

On April 5, 2012, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “SinoCoking Coal and Coke Chemical Industries, Inc. 2012 Equity Incentive Plan” (the “2012 Plan”).  The maximum number of shares that may be issued under the Plan is 2,000,000 shares of our common stock.  The 2012 Plan was approved by our shareholders at our annual meeting held on June 29, 2012.  Under the 2012 Plan, we may issue common stock and/or options to purchase common stock.  The 2012 Plan is administered by our board of directors or a committee that it designates comprising of at least three independent directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the 2012 Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2012 Plan.  As of June 30, 2013, 2,000,000 shares of common stock remained available for future issuance under the 2012 Plan.

2002 Stock Option Plan for Directors

On October 11, 2002, our board of directors adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”) to attract and retain the services of experienced and knowledgeable individuals to serve as our directors. On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 11,057. This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date; provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding. The Directors Plan is administered by the board of directors, or any committee that it designates comprising of non-employee directors. The grant of an option under the Directors Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock already owned by the person. The term of an option granted pursuant to the Directors Plan may not be more than 10 years. The Directors Plan terminated in October 2012 in accordance with its terms.

1999 Stock Option Plan

On October 14, 1999, our board of directors adopted a 1999 Stock Option Plan (the “Option Plan”) in order to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of our shareholders. The total number of shares of common stock subject to the Option Plan is 45,417. The Option Plan is administered by the board of directors, or any committee that it designates comprising of non-employee directors. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of our common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of our common stock, or 10 years for all other recipients and for recipients of non-qualified stock options. Incentive stock options may be granted until the day immediately preceding the 10 year anniversary of its adoption date. Non-qualified stock options may be granted until the Option Plan is terminated by the board of directors in its sole discretion.

The following table illustrates, as of June 30, 2013, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders
The 2012 Plan	0	n/a	2,000,000
The Option Plan	6,059	$96.00	0

Equity Compensation Plan Not Approved by Security Holders
The Directors Plan	3,126	$96.00	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business –History and Corporate Structure” above, we control Hongli Group through contractual arrangements between Hongyuan, our wholly-owned subsidiary, and Hongli.  Our Chief Executive Officer holds a majority of the equity interests of Hongli.  Because he also owns a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with Hongli Group.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership,” and “Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

We had advances from our Chief Executive Officer in the amounts of $140,465 and $156,227 at June 30, 2013 and 2012, respectively. Such advances are interest free, due on demand and will be settled in cash.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by Friedman LLP, our independent accountants, during the following fiscal years:

	Fiscal Year Ended June 30,
	2013	2012
Audit Fees (1)	$310,000	$310,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	24,318	33,016
Total	$334,318	$343,016

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2013 and 2012, and for the two years ended June 30, 2013, are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha, Top Favour and the shareholders of Top Favour (5)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha, Top Favour and the shareholders of Top Favour dated November 25, 2009 (8)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate (2)
4.2	1999 Stock Option Plan (4)
4.3	2002 Stock Option Plan for Directors (3)
4.4	2012 Equity Incentive Plan (15)
10.1	Agreement establishing the Able (U.S.) Liquidating Trust (6)
10.2	Agreement establishing the Able (U.S.) Distribution Trust (6)
10.3	Agreement establishing the Able (Canada) Distribution Trust (6)
10.4	Form of Securities Purchase Agreement (Regulation S) (2)
10.5	Form of Warrant dated February 5, 2010 (Regulation S) (2)
10.6	Form of Director’s Offer and Acceptance Letter (2)
10.7	Form of Officer’s Offer and Acceptance Letter (2)
10.8	Consulting Services Agreement dated March 18, 2009 (2)
10.9	Operating Agreement dated March 18, 2009 (2)
10.10	Equity Pledge Agreement dated March 18, 2009 (2)
10.11	Option Agreement dated March 18, 2009 (2)
10.12	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.13	Form of Warrant dated March 11, 2010 (Regulation S) (9)
10.14	Form of Securities Purchase Agreement (Regulation D) (9)
10.15	Form of Registration Rights Agreement (9)
10.16	Form of Warrant dated March 11, 2010 (Regulation D) (9)
10.17	Placement Agent Agreement (9)
10.18	Re-execution of Equity Pledge Agreement dated September 9, 2011 (13)
10.19	Re-execution of Operating Agreement dated September 9, 2011 (13)
10.20	Re-execution of Option Agreement dated September 9, 2011 (13)
10.21	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011 (13)
10.22	Supplemental Agreement between Hongli and the owners of Shuangrui Coal dated September 2, 2011 (14)
10.23	Supplemental Agreement between Hongli and the owners of Xingsheng Coal dated September 2, 2011 (14)
10.24	Supplemental Agreement between Hongchang and the owners of Shunli Coal dated September 2, 2011 (14)
14	Code of Ethics (7)
21	Subsidiaries *
23	Consent of Friedman LLP *
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*

32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1	Equity Interests Transfer Agreement between Hongli on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (10)
99.2	Equity Interests Transfer Agreement between Hongli on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (10)
99.3	Loan Agreement by and between Hongli and Bairei Trust dated April 2, 2011 (11)
99.4	Guarantee Agreement by and between Hongyuan and Bairei Trust dated April 2, 2011 (11)
99.5	Loan Agreement between Top Favour and Ziben Tiantang dated June 17, 2011 (12)
99.6	Equity Interest Transfer Agreement between Hongchang, on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (14)
99.7	Lease Agreement between Hongli and Pingdingshan Hongfeng Coal Processing and Coking, Ltd. dated April 8, 2013 *
99.8	Second Supplemental Agreement to Loan Agreement among Hongli, Hongyuan, Jianhua Lv and Bairui Trust dated April 23, 2013 *
99.9	Second Supplemental Agreement to Guarantee Agreement between Hongli and Bairui Trust dated April 23, 2013 *
99.10	Loan Agreement between Top Favour and Ziben Tiantang dated June 8, 2013 *
99.11	Loan Agreement between Top Favour and Ziben Tiantang dated August 2, 2013 *
99.12	Assets Transfer Agreement between Hongli and Pingdingshan Rural Cooperative Union dated September 18, 2013 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Form 10-SB filed by the registrant with the SEC on November 18, 1999.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on February 8, 2010.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the registrant with the SEC on March 27, 2003.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the registrant with the SEC on June 13, 2003.
(5)	Incorporated by reference to the Current Report on Form 8-K filed by the registrant with the SEC on July 17, 2009.
(6)	Incorporated by reference to the registration statement on Form 10-K filed by the registrant with the SEC on March 31, 2010.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the registrant with the SEC on March 30, 2004.
(8)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on November 25, 2009.
(9)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on March 15, 2010.
(10)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on August 10, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on April 5, 2011.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on June 23, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed by the registrant with the SEC on September 12, 2011.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the registrant with the SEC on September 11, 2011.
(15)	Incorporated by reference to the Schedule 14A filed by the registrant with the SEC on May 24, 2012.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. (Registrant)

Date: September 30, 2013	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer

Date: September 30, 2013	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianhua Lv	Chief Executive Officer / Director	September 30, 2013
Jianhua Lv

/s/ Zan Wu	Chief Financial Officer	September 30, 2013
Zan Wu

/s/ Hui Huang	Director	September 30, 2013
Hui Huang

/s/ Haoyi Zhang	Director	September 30, 2013
Haoyi Zhang

/s/ Yushan Jiang	Director	September 30, 2013
Yushan Jiang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SinoCoking Coal and Coke Chemical Industries, Inc.

We have audited the accompanying consolidated balance sheets of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, cash flows and equity for the years then ended. SinoCoking Coal and Coke Chemical Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

September 30, 2013

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	AS OF JUNE 30,
	2013	2012
CURRENT ASSETS
Cash	$782,018	$2,366,718
Restricted cash	9,708,000	9,668,000
Accounts receivable, trade	9,474,197	12,017,231
Notes receivable, trade	-	14,176,800
Notes receivable, mine acquisition	-	9,155,520
Other receivables	4,334,370	1,412,008
Loans receivable	8,032,037	9,849,937
Inventories	3,018,909	2,382,444
Advances to suppliers	8,791,837	12,267,806
Refundable deposit	-	4,752,000
Prepaid expenses	-	633,313
Total current assets	44,141,368	78,681,777

PLANT AND EQUIPMENT, net	15,269,766	16,211,984

CONSTRUCTION IN PROGRESS	40,224,821	39,379,553

OTHER ASSETS
Refundable deposit	4,854,000	-
Prepayments	61,562,890	36,071,853
Intangible assets, net	32,244,071	31,635,487
Long-term investments	2,886,383	2,825,730
Other assets	113,260	110,880
Total other assets	101,660,604	70,643,950

Total assets	$201,296,559	$204,917,264

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short term loan - bank	$-	$5,702,400
Current maturity of long term loan	50,158,000	20,592,000
Accounts payable, trade	183,504	4,023
Notes payable	9,708,000	4,752,000
Other payables and accrued liabilities	2,229,341	802,028
Other payables - related parties	140,465	156,227
Acquisition payable	4,692,200	4,593,600
Customer deposits	208,815	138,457
Taxes payable	1,133,450	1,522,062
Total current liabilities	68,453,775	38,262,797

LONG TERM LIABILITIES
Long term loan	-	36,432,000
Warrants liability	21	716,648
Total long term liabilities	21	37,148,648

Total liabilities	68,453,796	75,411,445

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	111,304,825	110,257,132
Accumulated other comprehensive income	9,903,223	7,613,972
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	128,511,163	125,174,219

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	132,842,763	129,505,819

Total liabilities and equity	$201,296,559	$204,917,264

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2013	2012

REVENUE	$66,686,301	$78,912,770

COST OF REVENUE	58,478,301	63,745,461

GROSS PROFIT	8,208,000	15,167,309

OPERATING EXPENSES:
Selling	163,827	210,568
General and administrative	2,924,576	2,993,580
Total operating expenses	3,088,403	3,204,148

INCOME FROM OPERATIONS	5,119,597	11,963,161

OTHER INCOME (EXPENSE)
Interest income	783,938	1,413,937
Interest expense	(3,875,029)	(2,356,333)
Other finance expense	(265,088)	(225,005)
Other income, net	229,036	241,635
Change in fair value of warrants	716,627	4,852,399
Total other (expense) income, net	(2,410,516)	3,926,633

INCOME BEFORE INCOME TAXES	2,709,081	15,889,794

PROVISION FOR INCOME TAXES	1,661,388	3,395,237

NET INCOME	1,047,693	12,494,557

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,289,251	2,502,100

COMPREHENSIVE INCOME	$3,336,944	$14,996,657

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,093,525

EARNINGS PER SHARE
Basic and diluted	$0.05	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2011	21,090,948	$21,091	$3,442,083	$3,403,793	$98,004,993	$5,111,872	$8,663,200	$118,647,032
Shares issued for services	30,424	30	149,970					150,000
Acquisition of noncontrolling interest							(4,331,600)	(4,331,600)
Net income					12,494,557			12,494,557
Adjustment of statutory reserve				286,148	(242,418)			43,730
Foreign currency translation adjustments						2,502,100		2,502,100
BALANCE, June 30, 2012	21,121,372	$21,121	$3,592,053	$3,689,941	$110,257,132	$7,613,972	$4,331,600	$129,505,819
Net income					1,047,693			1,047,693
Foreign currency translation adjustments						2,289,251		2,289,251
BALANCE, June 30, 2013	21,121,372	$21,121	$3,592,053	$3,689,941	$111,304,825	$9,903,223	$4,331,600	$132,842,763

The accompanying notes are an integral part of these consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,047,693	$12,494,557
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	1,270,847	1,352,871
Amortization and depletion	69,371	439,871
Write-off of other receivables and prepayments	484,075	530,902
Change in fair value of warrants	(716,627)	(4,852,399)
Reservation of mine maintenance fee	-	43,730
Equity investment income	-	(6,171)
Stock issued for services	-	150,000
Change in operating assets and liabilities
Accounts receivable, trade	2,757,701	(3,303,927)
Notes receivable, trade	(398,250)	(14,087,300)
Other receivables	(2,862,730)	(993,811)
Inventories	(576,277)	1,807,743
Advances to suppliers	3,681,517	(3,165,668)
Prepaid expenses	636,908	(628,746)
Accounts payable, trade	176,623	(142,663)
Other payables and accrued liabilities	1,405,131	(485,054)
Customer deposits	66,344	7,385
Taxes payable	(414,772)	(1,394,076)
Net cash provided by (used in) operating activities	6,627,554	(12,232,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	(9,924,800)	(2,847,200)
Repayment of loans receivable	10,792,300	9,886,453
Payments on equipment and construction in progress	(580)	(15,526,921)
Prepayments on construction in progress	-	(16,527,000)
Refunds of coal mine acquisition prepayments	-	11,061,403
Prepayments of intangible assets	-	(1,903,344)
Net cash provided by (used in) investing activities	866,920	(15,856,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	128,000	(1,287,000)
Proceeds from notes payable	9,558,000	7,870,000
Payments of note payable	(4,779,000)	(3,148,000)
Proceeds from short-term loans - bank	9,558,000	10,703,200
Payments of short-term loan - bank	(15,292,800)	(10,073,600)
Payments of long term loan	(7,965,000)	-
Payments to related parties	(22,201)	(308,794)
Net cash provided by (used in) financing activities	(8,815,001)	3,755,806

EFFECT OF EXCHANGE RATE ON CASH	(264,173)	433,590

DECREASE IN CASH	(1,584,700)	(23,899,969)

CASH, beginning of year	2,366,718	26,266,687

CASH, end of year	$782,018	$2,366,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,960,151	$4,326,734
Cash paid for interest expense, net of capitalized interest	$2,148,427	$2,984,940
NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$15,611,400	$-
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$9,207,540	$-
Repayment of loan receivables through note receivables, trade	$955,800	$-
Transferred from advances to suppliers-related parties to other receivables	$-	$585,748
Reclassification of coal mine acquisition prepayments to notes receivable, mine acquisition	$-	$9,097,720
Refunds of coal mine acquisition prepayments offset by inventory purchases	$-	$1,110,261
Reclassification of prepayment to refundable deposit	$-	$4,722,000
Acquisition payable accrued for coal mine acquisition	$-	$4,407,200

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

•    Dissolved on July 4, 2012

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30, 2013	June 30, 2012
Total current assets	$31,713,194	$58,535,803
Total assets	$188,868,385	$184,771,289
Total current liabilities	$97,057,869	$53,633,472
Total liabilities	$97,057,869	$90,065,472

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal, Shunli Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of June 30, 2013, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal, Shunli Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 21).

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its expenditure requirements and repayments of its long-term loan facilities with Bairui Trust Co., Ltd. (“Bairui Trust”) as and when they fall due (see Note 13). As of June 30, 2013, the Company's current liabilities exceed its current assets by $24,312,407.

In an effort to improve its financial position, the Company would try to negotiate with Bairui Trust to extend the loan and to improve the sales of higher profit margin coke by-products. Meanwhile, the Company is still waiting for the conclusion of the mining moratorium. If the moratorium could be concluded in the next year, the Company should be able to obtain a line of credit by pledging its mining rights for additional liquidity purpose. Management believes that these and other actions taken by management can provide the Company the opportunity to continue as a going-concern.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation; going concern assumption and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

The balance sheet amounts, with the exception of equity, at June 30, 2013 and 2012 were translated at RMB 6.18 to $1 and RMB 6.31 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2013 and 2012 were at RMB 6.28 to $1 and RMB 6.35 to $1, respectively.

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

The Company determined that the carrying value of the long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 13).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Carrying value at June 30, 2013	Fair value measurement at June 30, 2013
		Level 1	Level 2	Level 3
Warrants liability	$21	$—	$21	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of June 30, 2013 and 2012:

	June 30,	June 30,
	2013	2012
Beginning fair value	$716,648	$5,569,047
Realized gain recorded in earnings	(716,627)	(4,852,399)
Ending fair value	$21	$716,648

The Company’s warrants are not traded on an active securities market; therefore, the Company estimates the fair value of its warrants using the Cox-Ross-Rubinstein binomial model on June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.39	$2.05
Expected term (years)	1.6-3.78	2.60-4.78
Risk-free interest rate	0.28-0.95%	0.38-0.69%
Expected volatility	39-70%	75-85%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended June 30, 2013 and 2012, long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of June 30, 2013 and 2012, the Company had $10,391,195 and $11,880,025 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Accounts receivables, trade

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes receivable, trade

These notes receivable represented trade accounts receivable due from customers where the customers’ banks had guaranteed the payment of the receivable. This amount was non-interest bearing and is normally paid within three to nine months. The Company is allowed to submit its request for payment to the customers’ banks prior to the due dates. However, early request for payment will incur an interest charge and a processing fee. In the ordinary course of business, certain notes receivable may be assigned to suppliers as advances in lieu of cash.

Notes receivable, mine acquisition

These notes receivable represented settlement of the receivables from payments made for mine acquisition where the issuers’ banks had guaranteed the payment of the receivables. This amount was non-interest bearing and is normally paid within three to nine months.

Other receivables

Other receivables include security deposit made for auction of purchasing financial assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances.  As of June 30, 2013 and 2012, no allowance for inventory valuation was deemed necessary.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the years ended June 30, 2013 and 2012, $0 and $914,688 in interest were capitalized into CIP, respectively. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Refundable deposit

A deposit was made to Henan Coal Seam Gas and is refundable when the joint venture between it and Zhonghong starts operations.

Intangible assets

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2013, management believes no impairment charge necessary.

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

The Company did not record any asset retirement obligation as of June 30, 2013 and June 30, 2012 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period when sufficient information is available to reasonably estimate its fair value.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2013, and 2012.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the years ended June 30, 2013, and 2012, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Recently issued accounting pronouncements

In February 2013 the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Concentration risk

For the year ended June 30, 2013, 75.8% of the Company’s total revenues were from four major customers who individually accounted for 24.7%, 20.7%, 15.7% and 14.7% of total revenues, respectively. For the year ended June 30, 2012, 90.5% of the Company’s total revenues were from four major customers who individually accounted for 25.4%, 23.6%, 21.0% and 20.5% of total revenues, respectively. Accounts receivable of four customers were 41.5%, 25.2%, 2.4% and 2.3% of the total accounts receivable balance at June 30, 2013, respectively. Accounts receivable of four customers were 25.5%, 22.9%, 22.8% and 22.2% of the total accounts receivable balance at June 30, 2012, respectively.

For the year ended June 30, 2013, three major suppliers provided 37.3% of the Company’s total raw material purchases, with each supplier individually accounting for 14.1%, 12.5% and 10.7% of total purchases, respectively. For the year ended June 30, 2012, five major suppliers provided 61.9% of total raw material purchases, with each supplier individually accounting for 15.8%, 12.7%, 12.5%, 10.7% and 10.2% of total raw material purchases, respectively The Company held no accounts payable from its major suppliers as of June 30, 2013 and June 30, 2012.

Note 4 – Loans receivable

On June 8, 2011, Ziben Tiantang Co., Ltd. (“Ziben”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and Ziben entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, both parties entered into another supplemental agreement to extend the maturity date to December 7, 2013, with a 7% annual interest rate. Ziben repaid $2,262,163 through June 30, 2013.

In August 2011, Top Favour loaned an additional $801,000 to Ziben. This loan is unsecured, interest free, and due on demand. On November 4, 2011, Top Favour entered into a supplement agreement with Ziben to extend the loan to November 4, 2012 and to add an annual interest rate of 7%. Ziben fully repaid the loan principal on November 7, 2012.

In August and September 2012, Top Favour loaned an additional $350,000 to Ziben. This loan is unsecured and has an annual interest rate of 7%, and is due on August 11, 2013. On August 2, 2013, the Company and Ziben entered into a supplemental agreement to extend the remaining balance due to December 31, 2013. Ziben repaid $100,000 through June 30, 2013.

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

On February 7, 2013, Hongli entered into an agreement to loan $9,564,000 (RMB 60 million) to Hongxin Industrial Co., Ltd. (“Hongxin”), an unrelated party. Per the agreement, Hongli obtained a short-term bank loan from Shanghai Pudong Development Bank (see Note 14) on behalf of Hongxin, and Hongxin was responsible for repayment of the note’s principal and interest. The loan is due on February 6, 2014, and is unsecured, and has an annual interest rate of 6.6%. Hongxin fully repaid the loan on April 8, 2013 by issuing notes guaranteed by its bank to Hongli. Such notes will mature on October 2, 2013.

For the years ended June 30, 2013 and 2012, interest income from loans receivable amounted to $783,938 and $1,370,939, respectively.

Note 5 – Other receivables

Other receivables consisted of the following:

	June 30, 2013	June 30, 2012
Security deposit for auction	$3,236,000	$-
Receivables from an unrelated company	103,554	1,099,910
Advances to employees	18,843	117,394
Interest receivable	974,290	193,119
Miscellaneous	1,683	1,585
Total	$4,334,370	$1,412,008

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,236,000 (RMB 20 million) as a security deposit to bid for a financial instrument valued at $19.4 million (RMB 120 million) at an auction. Per the agreement, were Hongli to win the auction, the deposit would be applied against Hongli’s bid price for the instrument. Otherwise, PRCCU would refund the deposit back to Hongli before September 30, 2013. On September 18, 2013, Hongli and PRCCU entered into a supplemental agreement to postpone the auction date and extend the refund date to December 31, 2013.

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2013	June 30, 2012
Raw materials	$158,908	$244,425
Work in process	306,678	315,143
Supplies	52,986	55,043
Finished goods	2,500,337	1,767,833
Total	$3,018,909	$2,382,444

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Such advances to suppliers amounted to $8,791,837 and $12,267,806 as of June 30, 2013 and 2012, respectively. For the years ended June 30, 2013 and 2012, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Prepayments

Prepayments consisted of the following:

	June 30, 2013	June 30, 2012
Land use rights	$11,349,040	$11,110,556
Construction	50,213,850	24,961,297
Total	$61,562,890	$36,071,853

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of June 30, 2013 and 2012, such prepayments amounted to $11,349,040 and $11,110,556, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations by December 31, 2013, at an estimated total cost of $11,819,490 (RMB 73,050,000).

Prepayments for construction

Prepayments for construction consisted of the following:

	June 30, 2013	June 30, 2012
Baofeng new coking plant (1)	$20,475,010	$20,526,097
Hongchang new mining tunnels (2)	1,294,400	1,267,200
Hongchang safety instruments (3)	3,236,000	3,168,000
Xingsheng safety instruments (4)	14,092,780	-
Hongchang mine consolidation (5)	11,115,660	-
Total	$50,213,850	$24,961,297

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At June 30, 2013, the Company made prepayments of approximately $20.5 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.29 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine. As of June 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(3)	The Company made prepayments of approximately $3.24 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine. As of June 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(4)	The Company made prepayments of approximately $14.1 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine. As of June 30, 2013, this project had not commenced, but the Company expects to do so after obtaining approval from the relevant authorities.

(5)	The Company made prepayments of approximately $11.1 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines. As of June 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities, which approval is expected by the end of June 2014.

Note 9 –Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2013	June 30, 2012
Buildings and improvements	$11,066,523	$10,833,976
Mine development cost	11,691,720	11,446,035
Machinery and equipment	7,478,106	7,320,964
Other equipment	446,775	436,810
Total	30,683,124	30,037,785
Less accumulated depreciation	(15,413,358)	(13,825,801)
Total plant and equipment, net	$15,269,766	$16,211,984

Depreciation expense amounted to $1,270,847, and $1,352,871 for the years ended June 30, 2013, and 2012, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 10 – Construction in progress

CIP at June 30, 2013 and 2012 amounted to $40,224,821 and $39,379,553, respectively, and relates to the new coking plant. No depreciation is provided for CIP until such time the asset in question is completed and placed into service. Due to the delay of the mine consolidation process, management estimated the completion date for CIP may be delayed until July 2014.

Project	Total as of June 30, 2013	Estimated cost to complete	Estimated total cost	Estimated completion date
New coking plant	$40,224,821	$26,826,890	$67,051,711	July 2014

Note 11 – Intangible assets

Intangible assets consisted of the following:

	June 30, 2013	June 30, 2012
Land use rights	$2,536,555	$2,483,253
Mining rights	43,917,745	42,994,875
Total intangible assets	46,454,300	45,478,128
Accumulated amortization – land use rights	(669,369)	(586,323)
Accumulated depletion – mining rights	(13,540,860)	(13,256,318)
Total intangible assets, net	$32,244,071	$31,635,487

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended June 30, 2013 and 2012 amounted to $69,371, and $68,544, respectively. Depletion expense for the years ended June 30, 2013 and 2012 amounted to $0 and $371,327, respectively. Depletion expense was charged to cost of revenue in the period incurred using the unit-of-production method. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2014	$69,371
2015	69,371
2016	69,371
2017	69,371
2018	69,371
Thereafter	1,520,331
Total	$1,867,186

Note 12 – Long-term investments

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Rural Cooperative Bank – Xinhua District (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. During the year ended June 30, 2013, the Company received approximately $191,160 of dividend income from such investment.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $16.18 million (RMB 100 million). As of June 30, 2012, approximately $3.24 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.3 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of June 30, 2013, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

For the years ended June 30, 2013 and 2012, equity investment income was $0 and $6,171, respectively.

Note 13 – Loans

Short-term loan

In 2010, Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%, which is classified as restricted cash and the loan was also guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan agreement and borrowed $5,706,000 (RMB 36 million) for one year with a per annum interest rate of 7.22%. On March 15, 2013, Hongyuan entered an agreement to extend the loan to June 13, 2013, with an annual interest rate of 6.765%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO. On June 8, 2013, the loan was fully repaid. As of June 30, 2013 and 2012, the balance of short-term loan amounted to $0 and $5,702,400, respectively.

On February 7, 2013, Hongli entered into a one-year factoring loan agreement with SPDB to borrow $9,564,000 (RMB 60 million) with an annual interest rate of 6.6%. Hongli used its account receivables from Hongxin as collateral for the loan. Per the agreement, Hongli has the right to repurchase the pledged account receivables when the loan matures. Hongli then entered into an agreement to lend the money to Hongxin on terms identical to the factoring loan agreement (see Note 4). On April 8, 2013, Hongxin repaid the money by issuing notes guaranteed by its bank to Hongli. On April 30, 2013, Hongli fully repaid the loan.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term loan

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which Bairui Trust agreed to loan Hongli the sum of approximately $58.2 million (RMB 360 million) with annual interest of 6.3%, of which approximately $29.1 million (RMB 180 million) would be due on April 2, 2013, and approximately $29.1 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust, pursuant to which approximately $4.9 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.2 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.1 million (RMB 50 million) with annual interest of 6.3% would now be due on October 2, 2013, and approximately $29.1 million (RMB 180 million) with annual interest of 6.3% would now be due on April 2, 2014. For the $4.9 million (RMB 30 million) principal payment due on October 2, 2012, the Company entered into another supplemental agreement with Bairui Trust on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012. The $4.9 million was paid in full on December 25, 2012. For the $16.2 million (RMB 100 million) principal payment due on April 2, 2013, the Company paid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.0 million (RMB 80 million) as follows: (a) $3.2 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013; (b) $4.9 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013; and (c) $4.9 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $13.0 million outstanding.

Weighted average interest rate of the short-term and long-term loans was 7.01% and 5.30% for the years ended June 30, 2013 and 2012, respectively. Interest expense for the years ended June 30, 2013 and 2012 amounted to $3,875,029 and $3,271,021, respectively, of which $0 and $914,688 was capitalized into CIP, respectively.

Note 14 – Notes payable

Notes payable represents lines of credit extended by SPDB. When purchasing raw materials, the Company often issues short term notes payable to vendors, which are funded with draws on such lines of credit. Such notes are guaranteed by the banks for their complete face values through a letter of credit, and mature within three to six months of issuance. SPDB requires the Company to deposit 100% of the notes payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the Company’s CEO and Hongli guarantee these notes. SPDB charges a processing fee based on 0.05% of the face value of each note.

Pursuant to an agreement dated March 19, 2012, SPDB agreed to grant the Company a line of credit of $1,618,000 (RMB 10 million) maturing on September 21, 2012, to purchase raw coal. The notes payable under this arrangement were satisfied on September 22, 2012.

On April 25, 2012, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $3,236,000 (RMB 20 million) maturing on October 25, 2012, to purchase raw coal. The notes payable under this arrangement were satisfied on October 25, 2012.

On February 19, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) maturing on August 19, 2013, to purchase raw coal. The notes payable under this arrangement were satisfied on August 19, 2013.

On February 21, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) maturing on August 21, 2013, to purchase raw coal. The notes payable under this arrangement were satisfied on August 21, 2013.

Note 15 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interests payable, utilities, professional services, and other general and administrative expenses.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other payables and accrued liabilities consisted of the following:

	June 30, 2013	June 30, 2012

Other payables	$681,381	$571,919
Interest payables	1,038,156	-
Accrued liabilities (1)	509,804	230,109
Total	$2,229,341	$802,028

(1)	$280,000 salary payable in the accrued liabilities was payable to the Company’s CEO.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $140,465 and $156,227 at June 30, 2013 and 2012, respectively. Such advances are interest free, due on demand and will be settled in cash.

Note 17 – Acquisition payable

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,530,400 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of June 30, 2013 and 2012, acquisition payable was $4,692,200 and $4,593,600, respectively, which represented the accrued purchase price of Shuangrui Coal (see Note 21).

Note 18 – Taxes

Income tax

SinoCoking is subject to the United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Shunli Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong. All of them except Hongchang Coal are subject to the 25% enterprise income tax rate in China. Hongchang Coal has not been required to pay income tax since its operations were halted in September 2011.

There are no estimated tax savings from the foregoing reduced tax rate for the year ended June 30, 2013. The estimated tax savings from the foregoing reduced tax rate amounted to $322,449 for the year ended June 30, 2012. If the statutory income tax had been applied, the basic and diluted earnings per share would remain at $0.05 for the year ended June 30, 2013, but decrease basic and diluted earnings per share from $0.59 to $0.58 for the year ended June 30, 2012.

The provision for income taxes consisted of the following:

	For the years ended June 30,
	2013	2012
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	1,661,388	3,395,237
Total provision for income taxes	1,661,388	$3,395,237

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2013 and 2012:

	For the years ended June 30,
	2013	2012
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	0.0%	(2.8)%
Other item (1)	36.3%	(0.8)%
Effective rate	61.3%	21.4%

(1)	The 36.3% for the year ended June 30, 2013 was mainly due to the Chinese entities, excluding Baofeng, which had losses before income taxes. Per Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. In addition, some of the expenses are not deductible for PRC income tax purpose. Deferred tax assets should be fully realized. Management evaluated the future operating forecast and noted that the Chinese entities, excluding Baofeng, would have losses in the next few years; and therefore, the management provided a 100% valuation allowance for the deferred tax assets. The (0.8)% for the year ended June 30, 2012 mainly represents a change in fair value of warrants of $4,852,399 incurred by the Company that was not subject to the income tax.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SinoCoking incurred a net operating loss for income tax purposes for 2013. As of June 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $2,106,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2032 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013 and 2012, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the years ended June 30, 2013 and 2012, which consisted of the following:

	For the years ended
	June 30, 2013	June 30, 2012
Beginning balance	$620,000	$460,000
Additions	95,000	160,000
Ending balance	$715,000	$620,000

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $44.2 million as of June 30, 2013, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management were to conclude that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For years ended
	June 30, 2013	June 30, 2012
VAT on sales	$13,576,057	$13,954,823
VAT on purchases	$11,831,245	$10,633,858

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	June 30, 2013	June 30, 2012
VAT	$404,427	$499,658
Income tax	528,242	814,217
Others	200,781	208,187
Total	$1,133,450	$1,522,062

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

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for a total expense of $150,000.

Options outstanding and exercisable at June 30, 2013 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	1.17 years	$81.26	9,185	1.17 years	$81.26

The following is a summary of changes in options activities:

Options
Outstanding, June 30, 2011	10,851
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2012	10,851
Granted	-
Forfeited	1,666
Exercised	-
Outstanding, June 30, 2013	9,185

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

As of June 30, 2013 and June 30, 2012, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrants liability was $21 and $716,648 at June 30, 2013 and June 30, 2012, respectively. The decrease in fair value of warrants was $716,627 and $4,852,399 for the years ended June 30, 2013 and 2012, respectively, and was recorded as gain on change in fair value of warrants.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2011	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding June 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 3.78 years as of June 30, 2013.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 1.60 years as of June 30, 2013.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 1.70 and 1.72 years as of June 30, 2013, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 1.70 years as of June 30, 2013.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 2.00 years as of June 30, 2013.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the years ended June 30,
	2013	2012
Net income for earnings per share	$1,047,693	$12,494,557

Weighted average shares used in basic and diluted computation	21,121,372	21,093,525
Earnings per share – Basic and Diluted	$0.05	$0.59

The Company had warrants and options exercisable for 3,916,038 and 3,917,704 shares of the Company’s common stock in the aggregate at June 30, 2013 and 2012, respectively. For the years ended June 30, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. The Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through June 30, 2013, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

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

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.8 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2013, approximately $6.6 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,530,400 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.8 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.8 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. The purchase price was paid in full in June 2011. On July 2, 3012, Shunli Coal and Hongchang Coal entered into an agreement to transfer all of Shunli Coal’s mining rights to Hongchang Coal, in connection with the Company’s plans to consolidate mining areas under Hongchang Coal for future production. On July 4, 2012, Shunli Coal was dissolved.

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 22 – Commitments and contingencies

Lease agreement

Zhonghong leased an office place in Zhengzhou from February 25, 2011 to August 24, 2013, with monthly lease payments of $5,999 (RMB 37,075). The lease has become month-to-month commencing August 25, 2013.

For the years ended June 30, 2013, and 2012, lease expenses were $119,446 and $154,221, respectively.

As of June 30, 2013, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending June 30,	Amount
2014	10,798
Total	$10,798

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 12, 2013, the Company signed a leasing agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company will utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons, for a period of one year. Per the agreement, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$65,820,748	$58,924,121	$6,896,627
Hongchang new mining tunnels	1,553,280	1,294,400	258,880
Hongchang safety instruments	16,180,000	3,236,000	12,944,000
Xingsheng safety instruments	19,598,834	14,092,780	5,506,054
Hongchang mine consolidation	32,766,118	11,115,660	21,650,458
Total	$135,918,980	$88,662,961	$47,256,019

The Company has signed annual purchase agreements with its vendors to supply coal to be delivered based on the quarterly demand. For the calendar year ending December 31, 2013, the aggregate purchase contract amount is approximately $132.8 million (RMB 833.7 million). The Company had purchased approximately $22.6 million (RMB142.1 million) during the six months ended June 30, 2013, with the remaining $110.2 million (RMB 691.6 million) to be paid based on purchase contracts.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2013, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of June 30, 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	June 30, 2013	June 30, 2012	50% of registered capital	Future contributions required as of June 30, 2013

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products for the years ended June 30, 2013 and 2012 are summarized as follows:

	For the years ended June 30,
	2013	2012
Coke	$31,171,635	$38,656,636
Coal tar	1,719,416	1,946,314
Raw coal	604,331	1,434,443
Mid-coal	1,933,332	3,614,057
Washed coal	24,272,969	32,867,839
Coke powder	6,104,376	-
Coal slurries	819,134	393,481
Crude benzol	61,108	-
Total	$66,686,301	$78,912,770

