Form 10-Q
period 2013-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2013-11-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________ to _______________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☑

As of November 6, 2013, the registrant had 21,121,372 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 21 of the registrant’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2013 (the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$289,045	$782,018
Restricted cash	-	9,708,000
Accounts receivable, trade	9,278,327	9,474,197
Other receivables	5,609,859	4,334,370
Loans receivable	8,032,037	8,032,037
Inventories	2,281,139	3,018,909
Advances to suppliers	9,449,497	8,791,837
Prepaid expenses	270,655	-
Total current assets	35,210,559	44,141,368

PLANT AND EQUIPMENT, net	15,082,867	15,269,766

CONSTRUCTION IN PROGRESS	40,473,429	40,224,821

OTHER ASSETS
Refundable deposit	4,884,000	4,854,000
Prepayments	61,943,378	61,562,890
Intangible assets, net	32,425,631	32,244,071
Long-term investments	2,904,223	2,886,383
Other assets	113,960	113,260
Total other assets	102,271,192	101,660,604

Total assets	$193,038,047	$201,296,559

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loan	$-	$50,158,000
Accounts payable, trade	379,657	183,504
Notes payable	-	9,708,000
Other payables and accrued liabilities	901,107	2,229,362
Other payables - related parties	379,182	140,465
Acquisition payable	4,721,200	4,692,200
Customer deposits	128,706	208,815
Taxes payable	1,211,101	1,133,450
Total current liabilities	7,720,953	68,453,796

LONG TERM LIABILITIES
Long term loan	50,468,000	-
Total long term liabilities	50,468,000	-

Total liabilities	58,188,953	68,453,796

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	112,465,709	111,304,825
Accumulated other comprehensive income	10,748,670	9,903,223
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	130,517,494	128,511,163

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	134,849,094	132,842,763

Total liabilities and equity	$193,038,047	$201,296,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012

REVENUE	$17,475,970	$17,562,194

COST OF REVENUE	14,378,669	15,652,938

GROSS PROFIT	3,097,301	1,909,256

OPERATING EXPENSES:
Selling	40,874	43,581
General and administrative	603,581	626,828
Total operating expenses	644,455	670,409

INCOME FROM OPERATIONS	2,452,846	1,238,847

OTHER INCOME (EXPENSE)
Interest income	183,093	222,640
Interest expense	(778,767)	(1,021,604)
Other finance expense	(62,543)	(72,244)
Change in fair value of warrants	12	673,530
Total other expense, net	(658,205)	(197,678)

INCOME BEFORE INCOME TAXES	1,794,641	1,041,169

PROVISION FOR INCOME TAXES	633,757	381,256

NET INCOME	1,160,884	659,913

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	845,447	(288,695)

COMPREHENSIVE INCOME	$2,006,331	$371,218

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,121,372

EARNINGS PER SHARE
Basic and diluted	$0.05	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,160,884	$659,913
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	280,236	320,043
Amortization	17,659	17,212
Write-off of other receivables and advances to suppliers	85,938	-
Change in fair value of warrants	(12)	(673,530)
Change in operating assets and liabilities
Accounts receivable, trade	253,487	361,536
Notes receivable, trade	-	(15,557,964)
Other receivables	(1,333,864)	775,616
Inventories	753,639	(1,165,156)
Advances to suppliers	(601,098)	13,674,890
Prepaid expenses	(269,658)	240,245
Accounts payable, trade	194,299	(3,445)
Other payables and accrued liabilities	(1,096,598)	76,740
Customer deposits	(81,100)	-
Taxes payable	70,384	(604,198)
Net cash used in operating activities	(565,804)	(1,878,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	-	(350,000)
Repayment of loans receivable	-	316,500
Payments on equipment and construction in progress	-	(575)
Net cash used in investing activities	-	(34,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	9,732,000	1,581,000
Payments of note payable	(9,732,000)	(1,581,000)
Proceeds from related parties	-	33,201
Net cash provided by financing activities	-	33,201

EFFECT OF EXCHANGE RATE ON CASH	72,831	(77,152)

DECREASE IN CASH	(492,973)	(1,956,124)

CASH, beginning of period	782,018	2,366,718

CASH, end of period	$289,045	$410,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$222,990	$513,866
Cash paid for interest expense	$1,900,455	$793,082

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$-	$15,493,800
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$-	$9,138,180
Reclassification of note receivables, trade to advances to suppliers	$-	$8,774,550
Repayment of loan receivables through note receivables, trade	$-	$948,600
Reclassification of salary payable to related parties to other payable to related parties	$236,890	$-

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

The Company is a vertically-integrated coal and coke producer based in the People’s Republic of China (“PRC” or “China”). All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd. (“Hongli”), which is controlled by Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”) through a series of contractual arrangements. Hongyuan is wholly-owned by Top Favour Limited (“Top Favour”), which in turn is wholly owned by the Company.

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Top Favour	•	A British Virgin Islands company	100%
	•	Incorporated on July 2, 2008
Hongyuan	•	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	•	Incorporated on March 18, 2009
	•	Registered capital of $3 million fully funded
Hongli	•	A PRC limited liability company	VIE by contractual
	•	Incorporated on June 5, 1996	arrangements
	•	Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded
	•	85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)
Baofeng Hongchang Coal	•	A PRC limited liability company	VIE by contractual
Co., Ltd. (“Hongchang	•	Incorporated on July 19, 2007	arrangements as a wholly-
Coal”)	•	Registered capital of $396,000 (RMB 3,000,000) fully funded	owned subsidiary of Hongli
Baofeng Shunli Coal Co.,	•	A PRC limited liability company	VIE by contractual
Ltd.(“Shunli Coal”)	•	Incorporated on August 13, 2009	arrangements as an indirect
	•	Registered capital of $461,700 (RMB3,000,000) fully funded	wholly-owned subsidiary of Hongli
	•	Acquired by Hongchang Coal on May 20, 2011
	•	Dissolved on July 4, 2012
Baofeng Hongguang	•	A PRC limited liability company	VIE by contractual
Power Co., Ltd.	•	Incorporated on August 1, 2006	arrangements as a wholly-
(“Hongguang Power”)	•	Registered capital of $2,756,600 (RMB 22,000,000) fully funded	owned subsidiary of Hongli
Baofeng Xingsheng	•	A PRC limited liability company	VIE by contractual
Coal Co., Ltd. (“ Xingsheng	•	Incorporated on December 6, 2007	arrangements as a 60% owned
Coal”)	•	Registered capital of $559,400 (RMB 3,634,600) fully funded	subsidiary of Hongli
	•	60% of equity ownership acquired by Hongli on May 20, 2011
Baofeng Shuangrui Coal	•	A PRC limited liability company	VIE by contractual
Co., Ltd. ( “Shuangrui	•	Incorporated on March 17, 2009	arrangements as a 100% owned
Coal”)	•	Registered capital of $620,200 (RMB4,029,960) fully funded	subsidiary of Hongchang
	•	60% of equity ownership acquired by Hongli on May 20, 2011
	•	100% of equity ownership acquired by Hongchang on June 20, 2012
Zhonghong Energy	•	A PRC company	VIE by contractual
Investment Company	•	Incorporated on December 30, 2010	arrangements as a wholly-
(“Zhonghong”)	•	Registered capital of $7,842,800 (RMB51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements	owned subsidiary of Hongli
Baofeng Hongrun Coal	•	A PRC limited liability company	VIE by contractual
Chemical Co., Ltd.	•	Incorporated on May 17, 2011	arrangements as a wholly-
(“Hongrun”)	•	Registered capital of $ 4,620,000 (RMB30 million) fully funded	owned subsidiary of Hongli

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the equity owners of Hongli do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Hongli and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Hongli’s results, assets and liabilities in the accompanying unaudited condensed financial statements.

Selected financial data of Hongli and its subsidiaries is set forth below:

	September 30, 2013	June 30, 2013
Total current assets	$23,223,063	$31,713,194
Total assets	$181,050,551	$188,868,385
Total current liabilities	$87,230,311	$97,057,869
Total liabilities	$87,230,311	$97,057,869

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of September 30, 2013, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal, Shunli Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 21).

As discussed in Note 1 to the financial statements included in the Company’s Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (the “Annual Report”), the Company’s auditors included an emphasis paragraph in their opinion concerning the going concern uncertainty as of June 30, 2013. Such issue was alleviated when the Company obtained an extension to pay all of its short-term loans to beginning in October 2016, as discussed in Note 13.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Company’s Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013.

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

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved are evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is enabled to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE and is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Management makes ongoing assessments of whether Hongyuan is the primary beneficiary of Hongli and its subsidiaries.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation; going concern assumption and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

Stock-based compensation

The Company records share-based compensation expense based upon the grant date fair value of share-based awards. The value of each award is principally recognized as expense ratably over the requisite service period. The Company uses the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Substantially all, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking.  Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board.  The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet amounts, with the exception of equity, at September 30, 2013 and June 30, 2013 were translated at RMB 6.14 to $1 and RMB 6.18 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2013 and 2012 were at RMB 6.17 to $1 and RMB 6.33 to $1, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Carrying value at September 30, 2013	Fair value measurement at September 30, 2013
		Level 1	Level 2	Level 3
Warrants liability	$9	$—	$9	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013
Beginning fair value	$21	$716,648
Realized gain recorded in earnings	(12)	(716,627)
Ending fair value	$9	$21

Because the Company’s warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on September 30, 2013 and June 30, 2013, which was recorded in other payables and accrued liabilities.

	September 30, 2013	June 30, 2013
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$ 6.00-48.00	$ 6.00-48.00
Stock price	$1.32	$1.39
Expected term (years)	1.35-3.53	1.6-3.78
Risk-free interest rate	0.18-0.83%	0.28-0.95%
Expected volatility	38-50%	39-70%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended September 30, 2013 and 2012, long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of September 30, 2013 and June 30, 2013, the Company had $231,770 and $10,391,195 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions in the PRC. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and are held at the same financial institutions with which the Company has the debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

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

Other receivables

Other receivables include security deposit made to purchase financial assets at an auction, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances.  As of September 30, 2013 and June 30, 2013, no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended September 30, 2013 and 2012, no interests were capitalized into CIP. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of September 30, 2013, management believes no impairment charge necessary.

Asset retirement cost and obligations

The Company accounts for asset retirement cost and obligations to retire tangible long-lived assets in accordance with U.S. GAAP, which requires that the Company’s legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the obligations are incurred. Such obligations are incurred when development commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. If an entity has a conditional asset retirement obligation, a liability should be recognized when the fair value of the obligations can be reasonably estimated.

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

The Company did not record any asset retirement obligation as of September 30, 2013 and June 30, 2013 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended September 30, 2013, and 2012.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Value added tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of VAT.  All of the Company’s coal and coke are sold in the PRC and subject to a VAT at a rate of 17% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products.  The Company records VAT payable and VAT receivable net of payments in its unaudited condensed consolidated financial statements.  The VAT tax return is filed to offset the payables against the receivables.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of the 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three months ended September 30, 2013, and 2012, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Concentration risk

For the three months ended September 30, 2013, 71.2% of the Company’s total revenues were from four customers who individually accounted for 23.8%, 21.5%, 13.5% and 12.4% of total revenues, respectively. For the three months ended September 30, 2012, 81.5% of the Company’s total revenues were from four customers who individually accounted for 21.0%, 20.6%, 20.4% and 19.5% of total revenues, respectively. Three customers accounted for 35.8%, 14.5% and 31.0% of the total accounts receivable balance at September 30, 2013, respectively. Four customers accounted for 41.5%, 25.2%, 2.4% and 2.3% of the total accounts receivable balance at June 30, 2013, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2013, four major suppliers provided 59.8% of the Company’s total raw material purchases, with each supplier individually accounting for 21.7%, 16.6%, 11.5% and 10.0% of total purchases, respectively. For the three months ended September 30, 2012, five major suppliers provided 62.1% of total raw material purchases, with each supplier individually accounting for 16.6%, 12.4%, 11.9%, 10.8% and 10.4% of total raw material purchases, respectively. The Company held no accounts payable from its major suppliers as of September 30, 2013 and June 30, 2013.

Note 4 – Other receivables

Other receivables consisted of the following:

	September 30, 2013	June 30, 2013
Security deposit for auction	$4,884,000	$3,236,000
Receivables from an unrelated company	29,448	103,554
Advances to employees	40,168	18,843
Interest receivable	656,243	974,290
Miscellaneous	-	1,683
Total	$5,609,859	$4,334,370

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,256,000 (RMB 20 million) as a security deposit to bid for a financial instrument valued at $19.4 million (RMB 120 million) at an auction. Per the agreement, should Hongli to win the auction, the deposit would be applied against Hongli’s bid price for the instrument. Otherwise, PRCCU would refund the deposit back to Hongli before September 30, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay an additional $1,628,000 (RMB 10 million) as a security deposit. Per this agreement, should Hongli to win the auction, this deposit would also be applied against Hongli’s bid price for the instrument. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013.

Note 5 – Loans receivable

On June 8, 2011, Ziben Tiantang Co., Ltd. (“Ziben”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, the parties entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, the parties entered into another supplemental agreement to extend the maturity date to December 7, 2013, with a 7% annual interest rate. Ziben repaid $2,262,163 through September 30, 2013.

In August and September 2012, Top Favour loaned an additional $350,000 to Ziben. This loan is unsecured and has an annual interest rate of 7%, and was due on August 11, 2013. On August 2, 2013, the parties entered into a supplemental agreement to extend the remaining balance due to December 31, 2013. Ziben repaid $100,000 through September 30, 2013.

For the three months ended September 30, 2013 and 2012, interest income from loans receivable amounted to $183,093 and $195,990, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2013	June 30, 2013
Raw materials	$507,610	$158,908
Work in process	695,587	306,678
Supplies	69,071	52,986
Finished goods	1,008,871	2,500,337
Total	$2,281,139	$3,018,909

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Advances to suppliers amounted to $9,449,497 and $8,791,837 as of September 30, 2013 and June 30, 2013, respectively. For the three months ended September 30, 2013 and 2012, the Company did not write off any uncollectible advances to suppliers.

Note 8 –Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2013	June 30, 2013
Buildings and improvements	$11,134,919	$11,066,523
Mine development cost	11,763,980	11,691,720
Machinery and equipment	7,524,324	7,478,106
Other equipment	449,536	446,775
Total	30,872,759	30,683,124
Less accumulated depreciation	(15,789,892)	(15,413,358)
Total plant and equipment, net	$15,082,867	$15,269,766

Depreciation expense amounted to $280,236, and $320,043 for the three months ended September 30, 2013, and 2012, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress

CIP at September 30, 2013 and June 30, 2013 amounted to $40,473,429 and $40,224,821, respectively, and relates to the new coking plant still under construction. No depreciation is provided for CIP until such time the asset in question is completed and placed into service. Due to the delay of the mine consolidation process, management estimated the completion date for CIP may be delayed until July 2014.

Project	Total as of September 30, 2013	Estimated cost to complete	Estimated total cost	Estimated completion date
New coking plant	$40,473,429	$26,993,225	$67,466,654	July 2014

Note 10 – Prepayments

Prepayments consisted of the following:

	September 30, 2013	June 30, 2013
Land use rights	$11,419,183	$11,349,040
Construction	50,524,195	50,213,850
Total	$61,943,378	$61,562,890

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. Such prepayments were paid to the former occupants of the land underlying the land use rights, and are not refundable.  As of September 30, 2013 and June 30, 2013, such prepayments amounted to $11,419,183 and $11,349,040, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations by December 31, 2013, at an estimated total cost of $11,892,540 (RMB 73,050,000).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for construction

Prepayments for construction consisted of the following:

	September 30, 2013	June 30, 2013
Baofeng new coking plant (1)	$20,601,555	$20,475,010
Hongchang new mining tunnels (2)	1,302,400	1,294,400
Hongchang safety instruments (3)	3,256,000	3,236,000
Xingsheng safety instruments (4)	14,179,880	14,092,780
Hongchang mine consolidation (5)	11,184,360	11,115,660
Total	$50,524,195	$50,213,850

(1)	At September 30, 2013, the Company made prepayments of approximately $20.6 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.30 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine. As of September 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(3)	The Company made prepayments of approximately $3.26 million (RMB 20 million) in May 2012 for upgrading the safety equipment at Hongchang coal mine. As of September 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities.

(4)	The Company made prepayments of approximately $14.2 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine. As of September 30, 2013, this project had not commenced, but the Company expects to do so after obtaining approval from the relevant authorities.

(5)	The Company made prepayments of approximately $11.2 million (RMB 68.7 million) in August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines. As of September 30, 2013, this project had not commenced, but the Company expects to do so after approval from the relevant authorities, which approval is expected by the end of June 2014.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	September 30, 2013	June 30, 2013
Land use rights	$2,552,232	$2,536,555
Mining rights	44,189,177	43,917,745
Total intangible assets	46,741,409	46,454,300
Accumulated amortization – land use rights	(691,229)	(669,369)
Accumulated depletion – mining rights	(13,624,549)	(13,540,860)
Total intangible assets, net	$32,425,631	$32,244,071

Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $17,659, and $17,212, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2014	$52,976
2015	70,634
2016	70,634
2017	70,634
2018	70,634
Thereafter	1,525,491
Total	$1,861,003

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Long-term investments

Long-term investments consist of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Rural Cooperative Bank – Xinhua District (“Cooperative Bank”). This investment represents a 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”) was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $16.28 million (RMB 100 million). As of June 30, 2012, approximately $3.26 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.4 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of September 30, 2013, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

For the three months ended September 30, 2013 and 2012, there was no equity investment income (loss).

Note 13 – Loans

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

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately $4.7 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.2 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.1 million (RMB 50 million) with annual interest of 6.3% would now be due on October 2, 2013, and approximately $29.1 million (RMB 180 million) with annual interest of 6.3% would now be due on April 2, 2014. For the $4.7 million (RMB 30 million) principal payment due on October 2, 2012, the parties entered into another supplemental on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012. The $4.7 million was paid in full on December 25, 2012. For the $16.2 million (RMB 100 million) principal payment due on April 2, 2013, the Company paid $3.1 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.1 million (RMB 80 million) as follows: (a) $3.3 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013; (b) $4.9 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013; and (c) $4.9 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $13.1 million outstanding.

On October 1, 2013, the parties executed an extension agreement for the remaining balance of approximately $50.5 million (RMB 310 million) with a 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,140,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,256,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,884,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,884,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,304,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,468,000	¥310,000,000

Weighted average interest rate of the short-term and long-term loans was 6.20% and 6.34% for the three months ended September 30, 2013 and 2012, respectively. Interest expense for the three months ended September 30, 2013 and 2012 amounted to $778,767 and $1,021,604, respectively. No interest was capitalized into CIP.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Notes payable

Notes payable represents lines of credit extended by Shanghai Pudong Development Bank (“SPDB”). When purchasing raw materials, the Company often issues short term notes payable to vendors, which are funded with draws on such lines of credit. Such notes are guaranteed by the banks for their complete face values through a letter of credit, and mature within three to six months of issuance. SPDB requires the Company to deposit 100% of the notes payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the Company’s CEO and Hongli guarantee these notes. SPDB charges a processing fee based on 0.05% of the face value of each note.

On February 19, 2013, the Company entered into a note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) maturing on August 19, 2013, to purchase raw coal. The notes under this arrangement were satisfied on August 19, 2013.

On February 21, 2013, the parties entered into another note payable agreement. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) maturing on August 21, 2013, to purchase raw coal. The notes under this arrangement were satisfied on August 21, 2013.

Note 15 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interests payable, utilities, professional services, and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	September 30, 2013	June 30, 2013

Other payable	$429,020	$681,402
Interest payables	189,391	1,038,156
Accrued liabilities (1)	282,696	509,804
Total	$901,107	$2,229,362

(1)	$236,890 of salary payable in accrued liabilities was reclassified to other payable-related parties during the three months ended September 30, 2013. As of June 30, 2013, $280,000 of salary payable in accrued liabilities was payable to the Company’s CEO.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $379,182 and $140,465 at September 30, 2013 and June 30, 2013, respectively. Such advances are interest free, due on demand and will be settled in cash.

Note 17 – Acquisition payable

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,558,400 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of September 30, 2013 and June 30, 2013, acquisition payable was $4,721,200 and $4,692,200, respectively, which represent the accrued purchase price of Shuangrui Coal (see Note 21).

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following:

	For the three months ended September 30,
	2013	2012
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	633,757	381,256
Total provision for income taxes	633,757	$381,256

SinoCoking has incurred a net operating loss for U.S. income tax purposes for 2013. As of September 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $2,192,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2033 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013 and 2012, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three months ended September 30, 2013 and 2012, which consisted of the following:

	For the three months ended September 30,
	2013	2012
Beginning balance	$715,000	$620,000
Additions	29,000	47,000
Ending balance	$744,000	$667,000

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $45.6 million as of September 30, 2013, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management were to conclude that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For three months ended September 30,
	2013	2012
VAT on sales	$5,766,847	$2,989,590
VAT on purchases	$4,966,582	$2,755,233

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	September 30, 2013	June 30, 2013
VAT	$96,412	$404,427
Income tax	943,793	528,242
Others	170,896	200,781
Total	$1,211,101	$1,133,450

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

In May 2012, the Company issued 30,424 shares of restricted common stock for consulting services, for a total expense of $150,000.

Options outstanding and exercisable at September 30, 2013 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	1.13 years	$96.00	9,185	1.13 years	$96.00

The following is a summary of changes in options activities:

Options
Outstanding, September 30, 2012	10,851
Granted	-
Forfeited	1,666
Exercised	-
Outstanding, June 30, 2013	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2013	9,185

Warrants

As of September 30, 2013 and June 30, 2013, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrants liability was $9 and $21 at September 30, 2013 and June 30, 2013, respectively. The decrease in fair value of warrants was $12 and $673,530 for the three months ended September 30, 2013 and 2012, respectively, and was recorded as gain on change in fair value of warrants.

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, September 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding September 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares of the Company’s common stock are exercisable at any time until April 9, 2017, with remaining contractual term of 3.53 years as of September 30, 2013.

(2)	The warrants underlying 590,446 shares of the Company’s common stock are exercisable at any time until February 5, 2015, with remaining contractual term of 1.35 years as of September 30, 2013.

(3)	The warrants underlying 3,082,027 and 117,163 shares of the Company’s common stock are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 1.44 and 1.46 years as of September 30, 2013, respectively.

(4)	The warrants underlying 30,244 shares of the Company’s common stock are exercisable until March 11, 2015, with remaining contractual term of 1.44 years as of September 30, 2013.

(5)	The warrants underlying 50,000 shares of the Company’s common stock are exercisable until July 1, 2015, with remaining contractual terms of 1.75 years as of September 30, 2013.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,
	2013	2012
Net income for earnings per share	$1,160,884	$659,913

Weighted average shares used in basic and diluted computation	21,121,372	21,121,372
Earnings per share – Basic and Diluted	$0.05	$0.03

The Company had warrants and options exercisable for 3,916,038 shares of the Company’s common stock in the aggregate at September 30, 2013 and June 30, 2013, respectively. For the three month ended September 30, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. The Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through September 30, 2013, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.8 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2013, approximately $6.6 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,558,400 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

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

Note 22 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons, for a period of one year. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$65,538,852	$59,293,330	$6,245,522
Hongchang new mining tunnels	1,562,880	1,302,400	260,480
Hongchang safety instruments	16,280,000	3,256,000	13,024,000
Xingsheng safety instruments	19,719,964	14,179,880	5,540,084
Hongchang mine consolidation	32,968,628	11,184,360	21,784,268
Total	$136,070,324	$89,215,970	$46,854,354

The Company has entered into annual purchase agreements for coal to be delivered based on the Company’s quarterly demand. For the calendar year ending December 31, 2013, the aggregate purchase amount is approximately $153.2 million (RMB 944.4 million). The Company purchased approximately $40.0 million (246.3 million) during the nine months ended September 30, 2013, with the remaining $113.2 million (RMB 698.1 million) to be paid based on purchase orders.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2013, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal and Xingsheng Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal and Xingsheng Coal had no such reserve as of September 30, 2013.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	September 30, 2013	June 30, 2013	50% of registered capital	Future contributions required as of September 30, 2013

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products for the three months ended September 30, 2013 and 2012 are summarized as follows:

	For the three months ended September 30,
	2013	2012
Coke	$11,261,070	$7,270,893
Coal tar	605,348	367,481
Mid-coal	375,608	649,938
Washed coal	4,165,770	7,050,015
Coke powder	840,709	1,949,344
Coal slurries	158,471	274,523
Crude benzol	68,994	-
Total	$17,475,970	$17,562,194

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“China” or “PRC”). We use coal that we extract and buy to produce basic and value-added coal products including raw (unprocessed) coal, washed coal, medium coal (mid-coal) and coal slurries (by-products of the coal-washing process), and coke products including metallurgical coke, coke powder and byproducts of the coke manufacturing process such as coal tar and crude benzol.

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

As of September 30, 2013, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mines assets to, and consolidating them, under Hongchang Coal.

The coal-related activities for the periods discussed below are those of Hongchang Coal only, although its mining operations halted in September 2011. Our other coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, we do not know when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

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

In April 2013, we began leasing a coking facility from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for one year. The leased facility (the “Hongfeng plant”) has an annual capacity of 200,000 metric tons and is approximately 3 miles from our existing plant. Production at the Hongfeng plant commenced in August, and we believe that the skills we gain from operating its coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (the “new plant”).

Results of Operations

Results of operations for the three months ended September 30, 2013 were nearly identical to the same period last year.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) although coke demand has been improving, the Chinese steel industry is still working through an oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; and (2) the slower Chinese economy, along with an oversupply of mid-coal starting in early 2013, will continue to keep mid-coal prices down.

Revenue

Revenue decreased by $86,224 or 0.49% to $17,475,970 as compared to the same period a year ago due to lower revenue from coal products, although revenue from coke products improved. Revenue and quantity sold by product type are as follows for the periods indicated:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three months ended September 30, 2012	$9,587,718	$7,974,476	$17,562,194
Three months ended September 30, 2013	12,776,121	4,699,849	17,475,970
Increase (decrease) in $	$3,188,403	$(3,274,627)	$(86,224)
% increase (decrease)	33.26%	(41.06)%	(0.49)%

Quantity sold (metric tons)
Three months ended September 30, 2012	49,291	56,243	105,534
Three months ended September 30, 2013	58,274	36,763	95,037
Increase (decrease) in quantity	8,983	(19,480)	(10,497)
% increase (decrease)	18.22%	(34.64)%	(9.95)%

 73.11% of the revenue came from coke products and 26.89% from coal products, as compared to 54.59% from coke products and 45.41% from coal products for the same period a year ago. The percentage changes reflect improved market conditions for coke, as well as our lack of coal resource due in large part from the continuing inactivity at our mines.

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by non-ferrous metallurgical industry) and coal tar and crude benzol (byproducts of the coke manufacturing process). Coal products include unprocessed metallurgical coal, processed or washed coal, and medium or mid-coal and coal slurries, which are by-products of the coal washing process and used primarily to generate electricity and for heating.

Average selling price per metric ton for our products are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal Tar	Crude Benzene			Coke Powder
Three months ended September 30, 2012	$199	$255	$	N/A		$172
Three months ended September 30, 2013	$220	$314		$345		$172
Increase in $	$21	$59		$345		$0
% increase	10.55%	23.14%		N/A	%	0%

Average Selling Price of Coal Products

	Raw Coal	Mid-coal	Coal Slurries	Washed Coal
Three months ended September 30, 2012	$0	61	$51	$175
Three months ended September 30, 2013	$0	$48	$41	$166
Decrease in $	$0	$(13)	$(10)	$(9)
% decrease	0%	(21.31)%	(19.61)%	(5.61)%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Management believes that the changes period over period primarily reflect changes in domestic market conditions.

Revenue and quantity sold of each coke product are as follows for the periods indicated:

Coke Products

	Coke	Coke Powder	Coal Tar	Crude Benzol	Total
Revenue
Three months ended September 30, 2012	$7,270,893	$1,949,344	$367,481	$0	$9,587,718
Three months ended September 30, 2013	$11,261,070	$840,709	$605,348	$68,994	$12,776,121
Increase (decrease) in $	$3,990,177	$(1,108,635)	$237,867	$68,994	$3,188,403
% increase (decrease)	54.88%	(56.87)%	64.73%	N/A	33.26%

Quantity Sold (metric tons)
Three months ended September 30, 2012	36,524	11,324	1,443	0	49,291
Three months ended September 30, 2013	51,261	4,884	1,929	200	58,274
Increase (decrease) in quantity	14,737	(6,440)	486	200	8,983
% increase (decrease)	40.35%	(56.87)%	33.68%	N/A	18.22%

The higher coke revenue resulted from market demand that exceeded last year’s level.

The lower coke powder revenue resulted from market demand that were lower than last year’s level.

The higher coal tar revenue resulted from increased coal tar production from the Hongfeng plant.

Revenue and quantity sold of each coal product are as follows for the periods indicated:

Coal Products

	Raw Coal	Mid-coal	Coal Slurry	Washed Coal	Total
Revenue
Fiscal 2012	$0	$649,938	$274,523	$7,050,015	$7,974,476
Fiscal 2013	$0	$375,608	$158,471	$4,165,770	$4,699,849
Decrease in $	$0	$(274,330)	$(116,052)	$(2,884,245)	$(3,274,627)
% decrease	0%	(42.21)%	(42.27)%	(40.91)%	(41.06)%

Quantity Sold (metric tons)
Fiscal 2012	0	10,703	5,353	40,187	56,243
Fiscal 2013	0	7,777	3,828	25,158	36,763
Decrease	0	(2,926)	(1,525)	(15,029)	(19,480)
% decrease	0%	(27.34)%	(28.49)%	(37.40)%	(34.64)%

The lack of raw coal revenue is a result of the ongoing mining moratorium. While we currently anticipate the moratorium to end sometime in the first half of calendar 2014, there cannot be any assurance as to the exact timing. Demands for all other coal products were also soft, resulting in lower revenue from coal products overall.

Cost of Revenue

Cost of revenue decreased by 8.14%, from $15,652,938 to $14,378,669, mainly because we sold less coal products and the price of washed coal that we buy for coking became cheaper. Such decrease was offset by the increased cost of coke revenue attendant with selling more coke products.

Gross Profit

Gross profit was $3,097,301, an increase of $1,188,045 or 62.23%, from $1,909,256 for the same period a year ago, as cheaper washed coal translated into increased gross margin for coke products. As a result, gross profit margin increased by approximately 6.85% to 17.72%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $644,455, a decrease of $25,954 or 3.87% as compared to the same period a year ago. Selling expenses decreased by $2,707 or 6.21%, to $40,874. General and administrative expenses decreased by $23,247 or 3.71%, to $603,581 from lower costs of consulting services relating to internal control and investor relations.

Other Income and Expense

Other income and expense includes finance expenses (which consist of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended September 30, 2013, we had net other expense of $658,205 from the following:

(1)	$778,767 interest expense from loans with Bairui Trust Co., Ltd. (“Bairui Trust”);

(2)	Finance expense of $62,543;

(3)	Interest income of $183,093; and

(4)	Change in fair value of warrants of $12.

For the three months ended September 30, 2012, we had net other expense of $197,678 from the following:

(1)	Finance expense of $72,244;

(2)	Interest expense of $1,021,604 from loans with Bairui Trust and short-term loans with Shanghai Pudong Development Bank (“SPDB”);

(3)	Interest income of $222,640 from loan receivable to third parties; and

(4)	Change in fair value of warrants of $673,530.

Provision for Income Taxes

Provision for income taxes period over period increased by $252,501 to $633,757, due primarily to the increased taxable income.

Net Income

Net income, including change in fair value of warrants, was $1,160,884, as compared to $659,913 for the same period last year.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	Three months ended September 30
	2013	2012
Net cash used in operating activities	$(565,804)	$(1,878,098)
Net cash used in investing activities	$0	$(34,075)
Net cash provided by financing activities	$0	$33,201

Net Cash Used in Operating Activities

Net operating outflows for the three months ended September 30, 2013 resulted from a combination of the following factors:

(1)	Other receivable increased by approximately $1.3 million. We deposited $1,628,000 in an interest-bearing account to bid for a financial instrument issued by Pingdingshan Rural Credit Cooperative Union, which yielded approximately $319,000 in interest during the period.

(2)	Other payables and accrued liabilities increased by approximately $1.1 million. We paid off accrued interest of $852,030 to Bairui Trust, and also paid other accrued service charges of approximately $226,000.

(3)	We increased advances to suppliers and other prepayments in order to acquire more resources to operate the Hongfeng plant.

(4)	Increased coke sales resulted in a decrease of $753,639 in inventory.

Net operating outflows for the three months ended September 30, 2012 resulted from a combination of the following factors:

(1)	Decreases in accounts receivables and other receivables, along with the decrease in advances to our suppliers and prepaid expense were the main factors which contributed to the cash inflow from our operating activities. During the period, we improved our collections in our accounts receivable and other receivables. In addition, we used some of our bank guaranteed notes on hand to pay advances to our suppliers, and resulted in a significant decrease in advances to suppliers. Because of the decline in coal prices, we reduced the volume in each coal purchase order in order to decrease our cost for purchasing coal materials, and such action also resulted in a decrease in advances to suppliers.

(2)	Significant collections in note receivables, as well as an increase in inventories, were also key causes of our operating outflow. We made significant collections in note receivables from our customers during the period, and immediately endorsed and used them as payments to our vendors and contractors on our construction projects, which significantly increased our operating outflow. We increased washed coal inventory during the period because we believe that coal prices may rise during the winter time, and thus we can trade some of the inventory for profit.

Net Cash Used in Investing Activities

For the three months ended September 30, 2013, we had no cash flow from investing activities.

For the three months ended September 30, 2012, net cash used in investing activities was mainly due to a $350,000 loan to an unrelated third party with an interest rate of 7.0% and a repayment of prior loan of $316,500 from the same party.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2013, we had no cash flow from financing activities.

For the three months ended September 30, 2012, net cash provided by financing activities resulted from of a $33,201 loan from our Chairman Mr. Jianhua Lv. We had notes payable in amount of $1,581,000 that matured, and such notes were paid when due from restricted cash.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $58.2 million), of which RMB 180 million was due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.7 million) would be due on October 2, 2012, RMB 100 million (approximately $16.2 million) on April 2, 2013, RMB 50 million (approximately $8.1 million) on October 2, 2013, and RMB 180 million (approximately $29.1 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.1 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.1 million (RMB 80 million). Of such remaining principal, the due date for $3.3 million (RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.9 million (RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.9 million (RMB 30 million) has been extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $13.1 million outstanding.

On October 1, 2013, the parties executed an extension agreement for the remaining balance of approximately $50.5 million (RMB 310 million) with a 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,140,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,256,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,884,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,884,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,304,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,468,000	¥310,000,000

As discussed in Note 1 to the financial statements included in the Annual Report, our auditors included an emphasis paragraph in their opinion concerning our going concern uncertainty as of June 30, 2013. Such issue was alleviated when we obtained the foregoing extensions.

Our business plan involves growing our business through: (1) expanding our current production capacity and product mix through the Hongfeng plant, and completing our new coking plant when market conditions improve; (2) expanding the market for our clean coke product produced at the Baofeng plant; (3) capturing more coke by-products for refinement into useful industrial chemicals, and producing more high value-added chemical products when we complete our new coking plant; and (4) acquiring other coal mines and building long term strategic relations with other mining operators to source raw coal. Of the foregoing, the following is expected to require capital resources:

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

During the three months ended September 30, 2013, we had no capital expenditures.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of September 30, 2013, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2013, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of the Annual Report.

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of September 30, 2013:

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

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2013 were not effective.

Management’s Remediation Initiatives

In an effort to remedy the foregoing material weaknesses in the future, we have completed the following initiatives:

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

In addition, we intend to do the following:

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

Despite the material weaknesses and deficiencies reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: November 14, 2013	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

