Form 10-Q
period 2013-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2014-02-19
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
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

As of February 14, 2014, the registrant had 21,121,372 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 22 of the registrant’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2013 (the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$87,328	$782,018
Restricted cash	-	9,708,000
Accounts receivable, trade	13,561,596	9,474,197
Other receivables and deposits	5,790,761	4,334,370
Loans receivable	8,032,037	8,032,037
Inventories	3,601,486	3,018,909
Advances to suppliers	6,893,705	8,791,837
Prepaid expenses	194,530	-
Total current assets	38,161,443	44,141,368

PLANT AND EQUIPMENT, net	14,867,527	15,269,766

CONSTRUCTION IN PROGRESS	40,697,177	40,224,821

OTHER ASSETS
Refundable deposit	4,911,000	4,854,000
Prepayments	62,285,817	61,562,890
Intangible assets, net	32,587,066	32,244,071
Long-term investments	2,920,278	2,886,383
Other assets	114,590	113,260
Total other assets	102,818,751	101,660,604

Total assets	$196,544,898	$201,296,559

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loan	$-	$50,158,000
Accounts payable, trade	1,658,892	183,504
Notes payable	-	9,708,000
Other payables and accrued liabilities	2,250,705	2,229,362
Other payables - related parties	304,513	140,465
Acquisition payable	4,747,300	4,692,200
Customer deposits	129,417	208,815
Taxes payable	1,208,325	1,133,450
Total current liabilities	10,299,152	68,453,796

LONG TERM LIABILITIES
Long term loan	50,747,000	-
Total long term liabilities	50,747,000	-

Total liabilities	61,046,152	68,453,796

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	112,359,051	111,304,825
Accumulated other comprehensive income	11,504,980	9,903,223
Total SinoCoking Coal and Coke Chemicals Industries, Inc.'s equity	131,167,146	128,511,163

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	135,498,746	132,842,763

Total liabilities and equity	$196,544,898	$201,296,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDESED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012

REVENUE	$13,208,253	$21,238,642	$30,684,223	$38,800,836

COST OF REVENUE	11,152,697	18,302,685	25,531,366	33,955,623

GROSS PROFIT	2,055,556	2,935,957	5,152,857	4,845,213

OPERATING EXPENSES:
Selling	39,754	42,176	80,628	85,757
General and administrative	475,246	581,345	1,078,827	1,208,173
Total operating expenses	515,000	623,521	1,159,455	1,293,930

INCOME FROM OPERATIONS	1,540,556	2,312,436	3,993,402	3,551,283

OTHER INCOME (EXPENSE)
Interest income	184,247	208,461	367,340	431,101
Interest expense	(1,311,812)	(997,461)	(2,090,579)	(2,019,065)
Other finance expense	(87,717)	(91,123)	(150,260)	(163,367)
Other income, net	-	8,333	-	8,333
Change in fair value of warrants	-	41,317	12	714,847
Total other expense, net	(1,215,282)	(830,473)	(1,873,487)	(1,028,151)

INCOME BEFORE INCOME TAXES	325,274	1,481,963	2,119,915	2,523,132

PROVISION FOR INCOME TAXES	431,932	650,238	1,065,689	1,031,494

NET INCOME (LOSS)	(106,658)	831,725	1,054,226	1,491,638

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	756,310	280,321	1,601,757	(8,374)

COMPREHENSIVE INCOME	$649,652	$1,112,046	$2,655,983	$1,483,264

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,121,372	21,121,372	21,121,372

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(0.01)	$0.04	$0.05	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,054,226	$1,491,638
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	578,000	654,588
Amortization	35,426	34,511
Write-off of other receivables	89,348	-
Change in fair value of warrants	(12)	(714,847)
Change in operating assets and liabilities
Accounts receivable, trade	(3,951,856)	(2,859,345)
Notes receivable, trade	-	(634,000)
Other receivables	(1,494,537)	726,177
Inventories	(543,788)	(506,305)
Advances to suppliers	1,989,148	4,433,771
Prepaid expenses	(193,342)	436,996
Accounts payable, trade	1,464,233	(3,454)
Other payables and accrued liabilities	229,536	178,778
Customer deposits	(81,350)	-
Taxes payable	61,188	209,658
Net cash provided by (used in) operating activities	(763,780)	3,448,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	-	(350,000)
Repayment of loans receivable	-	1,137,500
Payments on equipment and construction in progress	-	(577)
Net cash provided by investing activities	-	786,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	9,762,000	3,170,000
Payments of note payable	(9,762,000)	(4,755,000)
Proceeds from short-term loans - others	162,700	-
Payments of short-term loans - others	(162,700)	-
Payments of current maturity of long term loan	-	(4,755,000)
Proceeds from (payment to) related parties	(66,160)	33,285
Net cash used in financing activities	(66,160)	(6,306,715)

EFFECT OF EXCHANGE RATE ON CASH	135,250	(78,891)

DECREASE IN CASH	(694,690)	(2,150,517)

CASH, beginning of period	782,018	2,366,718

CASH, end of period	$87,328	$216,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$859,388	$720,054
Cash paid for interest	$1,906,313	$1,473,077

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$-	$15,533,000
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$-	$9,161,300
Repayment of loan receivables through note receivables, trade	$-	$951,000
Reclassification of salary payable to other payable-related parties	$190,000	$-

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

•     85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

•     Operates a branch called Baofeng Coking Factory (“Baofeng Coking”)

		VIE by contractual arrangements

Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	• A PRC limited liability company • Incorporated on July 19, 2007 • Registered capital of $396,000 (RMB 3 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)

•     A PRC limited liability company

•     Incorporated on August 13, 2009

•     Registered capital of $461,700 (RMB 3 million) fully funded

•     Acquired by Hongchang Coal on May 20, 2011

•     Dissolved on July 4, 2012

		VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli

Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	• A PRC limited liability company • Incorporated on August 1, 2006 • Registered capital of $2,756,600 (RMB 22 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

Baofeng Xingsheng Coal Co., Ltd. (“ Xingsheng Coal”)	• A PRC limited liability company • Incorporated on December 6, 2007 • Registered capital of $559,400 (RMB 3,634,600) fully funded • 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)

•     A PRC limited liability company

•     Incorporated on March 17, 2009

•     Registered capital of $620,200 (RMB 4,029,960) fully funded

•     60% of equity ownership acquired by Hongli on May 20, 2011

•     100% of equity ownership acquired by Hongchang on June 20, 2012

VIE by contractual arrangements as a 100% owned subsidiary of Hongchang

Zhonghong Energy Investment Company (“Zhonghong”)

•     A PRC company

•     Incorporated on December 30, 2010

•     Registered capital of $7,842,800 (RMB 51 million) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements

VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	• A PRC limited liability company • Incorporated on May 17, 2011 • Registered capital of $ 4,620,000 (RMB 30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	December 31, 2013	June 30, 2013
Total current assets	$26,214,202	$31,713,194
Total assets	$184,597,657	$188,868,385
Total current liabilities	$39,527,714	$97,057,869
Total liabilities	$90,274,714	$97,057,869

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of December 31, 2013, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal, Shunli Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 21).

Recent Development

On December 18, 2013, Hongyuan entered into an agreement with Jiyuan Tianlong Coking Co., Ltd. (“Jiyuan Tianlong”), an unrelated third party coke producer in Jiyuan City, Henan, to entrust Hongyuan with the management of Jiyuan Tianlong’s equipment from December 18, 2013 to December 17, 2018, as Jiyuang Tianlong lacks access to suppliers and customers. During the term of the agreement, Hongyuan will receive an annual management fee of approximately $16,370 (RMB 100,000) as well as all operating income, but is also liable for any resulting loss. At the end of the term or earlier termination of the agreement, the equipment will revert to Jiyuan Tianlong unless Hongyuan decides to acquire Jiyuan Tianlong for a price based upon an independent third party appraisal value. Hongyuan began utilizing the equipment for its operations in January 2014.

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the six months ended December 31, 2013, cash used in operating activities was $763,780. Cash as of December 31, 2013 was $87,328, which was not sufficient for future operations. Additionally, the Company was not only slow in collecting its loans receivable (and granted an extension as to their repayments as well as the related interest receivable), but also had not made a quarterly interest payment of approximately $1.5 million originally due in January 2014 (now extended to February 28, 2014) to Bairui Trust Co., Ltd. (“Bairui Trust”) in connection with the Company’s long term loan.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In an effort to improve its financial position, the Company is working to obtain new loans from banks and to increase sales of its higher profit margin coke and coke by-products. The Company continues to wait for the mine consolidation schedule to finalize. If the schedule should finalize by next year, the Company may be able to obtain lines of credit by pledging its mining rights as collateral. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

As discussed in Note 1 to the financial statements included in the Company’s Form 10-K for the fiscal year ended June 30, 2013, the Company reported liquidity and going concern issues as of June 30, 2013.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

For the subsidiaries and VIEs whose functional currencies are not the U.S. dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity.  The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

The balance sheet amounts, with the exception of equity, at December 31, 2013 and June 30, 2013 were translated at RMB 6.11 to $1 and RMB 6.18 to $1, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2013 and 2012 were at RMB 6.13 to $1 and RMB 6.29 to $1, respectively, and at RMB 6.15 to $1 and RMB 6.31 to $1 for the six months ended December 31, 2013 and 2012, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Carrying value at December 31, 2013	Fair value measurement at December 31, 2013
		Level 1	Level 2	Level 3
Warrants liability	$9	$—	$9	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013
Beginning fair value	$21	$716,648
Realized gain recorded in earnings	(12)	(716,627)
Ending fair value	$9	$21

Because the Company’s warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on December 31, 2013 and June 30, 2013, which was recorded in other payables and accrued liabilities.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	June 30, 2013
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.16	$1.39
Expected term (years)	1.10-3.27	1.6-3.78
Risk-free interest rate	0.15-0.91%	0.28-0.95%
Expected volatility	49-61%	39-70%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and six months ended December 31, 2013 and 2012, long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of December 31, 2013 and June 30, 2013, the Company had $50,048 and $10,391,195 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Other receivables and deposits

Other receivables include security deposit made to purchase non-performing assets at an auction, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods.  Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company.  The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances.  As of December 31, 2013 and June 30, 2013, no allowance for inventory valuation was deemed necessary.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three and six months ended December 31, 2013 and 2012, no interests were capitalized into CIP. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Refundable deposit

A deposit was made to Henan Coal Seam Gas and is refundable when its joint venture with Zhonghong commences operations (see Note 12).

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of December 31, 2013, management believes no impairment charge necessary.

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

The Company did not record any asset retirement obligation as of December 31, 2013 and June 30, 2013 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended December 31, 2013, and 2012.

Chinese income taxes

The Company’s PRC subsidiary and VIEs are governed by the national and local income tax laws of that country (the “Income Tax Laws”), and are generally subject to a statutory income tax rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of the 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three and six months ended December 31, 2013, and 2012, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the provisions of ASC – 260 “Earnings Per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby are used to purchase common stock at the average market price during the period.

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

Note 3 – Concentration risk

For the three months ended December 31, 2013, 66.9% of the Company’s total revenues were from two customers who individually accounted for 53.8% and 13.1% of total revenues, respectively. For the six months ended December 31, 2013, 69.2% of the Company’s total revenues were from four customers who individually accounted for 30.0%, 13.6%, 13.3% and 12.3% of total revenues, respectively. For the three months ended December 31, 2012, 92.1% of the Company’s total revenues were from five customers who individually accounted for 21.7%, 21.4%, 18.9%, 18.6% and 11.5% of total revenues, respectively. For the six months ended December 31, 2012, 81.0% of the Company’s total revenues were from four customers who individually accounted for 21.0%, 20.7%, 19.7% and 19.6% of total revenues, respectively. Four customers accounted for 23.6%, 12.2%, 15.3% and 13.1% of the total accounts receivable balance at December 31, 2013, respectively. Four customers accounted for 41.5%, 25.2%, 2.4% and 2.3% of the total accounts receivable balance at June 30, 2013, respectively.

For the three months ended December 31, 2013, two suppliers provided 37.7% of the Company’s total raw material purchases, with each supplier individually accounting for 20.8% and 16.9% of total purchases, respectively. For the six months ended December 31, 2013, one supplier provided 19.5% of the Company’s total raw material purchases. For the three months ended December 31, 2012, four suppliers provided 46.1% of the Company’s total raw material purchases, with each supplier individually accounting for 14.4%, 11.1%, 10.5% and 10.1% of total raw material purchases, respectively. For the six months ended December 31, 2012, three suppliers provided 35.8% of total raw material purchases, with each supplier individually accounting for 14.6%, 10.6% and 10.6% of total purchases, respectively. Two suppliers accounted for 26.1% and 12.1% of the total accounts payable balance at December 31, 2013, respectively. The Company held no accounts payable to its major suppliers as of June 30, 2013.

Note 4 – Other receivables and deposits

Other receivables consisted of the following:

	December 31, 2013	June 30, 2013
Security deposit for auction	$4,911,000	$3,236,000
Receivables from an unrelated company	29,587	103,554
Advances to employees	12,302	18,843
Interests receivable	837,872	974,290
Miscellaneous	-	1,683
Total	$5,790,761	$4,334,370

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,274,000 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.6 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before September 30, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Loans receivable

On June 8, 2011, Ziben Tiantang Co., Ltd. (“Ziben”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, the parties entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, the parties entered into another supplemental agreement to extend the maturity date to December 7, 2013, with a 7% annual interest rate. On December 8, 2013, the parties entered into another supplemental agreement to extend the maturity date to June 7, 2014, with a 7% annual interest rate. Management expects to collect the loan principal and accrued interests during calendar year 2014. Ziben repaid $2,262,163 through December 31, 2013.

In August and September 2012, Top Favour loaned an additional $350,000 to Ziben. This loan is unsecured and has an annual interest rate of 7%, and was due on August 11, 2013. On August 2, 2013, the parties entered into a supplemental agreement to extend the maturity date to December 31, 2013. On December 8, 2013, the parties entered into another supplemental agreement to extend the maturity date to June 7, 2014. Ziben repaid $100,000 through December 31, 2013.

For the three months ended December 31, 2013 and 2012, interest income from loans receivable amounted to $184,247 and $183,068, respectively. For the six months ended December 31, 2013 and 2012, interest income from loans receivable amounted to $367,340 and $379,058, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2013	June 30, 2013
Raw materials	$625,069	$158,908
Work in process	990,405	306,678
Supplies	66,132	52,986
Finished goods	1,919,880	2,500,337
Total	$3,601,486	$3,018,909

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Advances to suppliers amounted to $6,893,705 and $8,791,837 as of December 31, 2013 and June 30, 2013, respectively. For the three and six months ended December 31, 2013 and 2012, there were no uncollectible advances to suppliers.

Note 8 –Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2013	June 30, 2013
Buildings and improvements	$11,196,476	$11,066,523
Mine development cost	11,829,015	11,691,720
Machinery and equipment	7,565,921	7,478,106
Other equipment	452,022	446,775
Total	31,043,434	30,683,124
Less accumulated depreciation	(16,175,907)	(15,413,358)
Total plant and equipment, net	$14,867,527	$15,269,766

Depreciation expense amounted to $297,764, and $334,545 for the three months ended December 31, 2013, and 2012, respectively, and $578,000 and $654,588 for the six months ended December 31, 2013 and 2012, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations in September 2011.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Construction in progress (“CIP”)

CIP at December 31, 2013 and June 30, 2013 amounted to $40,697,177 and $40,224,821, respectively, and relates to the new coking plant still under construction. No depreciation is provided for CIP until such time as the asset is completed and placed into service. Due to the delay of the mine consolidation process, management is unable to estimate the completion date for CIP.

Project	Total as of December 31, 2013	Estimated cost to complete	Estimated total cost
New coking plant	$40,697,177	$27,142,327	$67,839,504

Note 10 – Prepayments

Prepayments consisted of the following:

	December 31, 2013	June 30, 2013
Land use rights	$11,482,311	$11,349,040
Construction	50,803,506	50,213,850
Total	$62,285,817	$61,562,890

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason.  As of December 31, 2013 and June 30, 2013, such prepayments amounted to $11,482,311 and $11,349,040, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,958,285 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	December 31, 2013	June 30, 2013
Baofeng new coking plant (1)	$20,715,446	$20,475,010
Hongchang new mining tunnels (2)(6)	1,309,600	1,294,400
Hongchang safety instruments (3)(6)	3,274,000	3,236,000
Xingsheng safety instruments (4)(6)	14,258,270	14,092,780
Hongchang mine consolidation (5)(6)	11,246,190	11,115,660
Total	$50,803,506	$50,213,850

(1)	At December 31, 2013, the Company made prepayments of approximately $20.7 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.31 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.27 million (RMB 20 million) in May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.3 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

(5)	The Company made prepayments of approximately $11.2 million (RMB 68.7 million) in August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of December 31, 2013, these projects have not commenced, but the Company expects to do so after approval from the relevant authorities.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Intangible assets

Intangible assets consisted of the following:

	December 31, 2013	June 30, 2013
Land use rights	$2,566,341	$2,536,555
Mining rights	44,433,466	43,917,745
Total intangible assets	46,999,807	46,454,300
Accumulated amortization – land use rights	(712,872)	(669,369)
Accumulated depletion – mining rights	(13,699,869)	(13,540,860)
Total intangible assets, net	$32,587,066	$32,244,071

Amortization expense for the three months ended December 31, 2013 and 2012 amounted to $17,767, and $17,299, respectively. Amortization for the six months ended December 31, 2013 and 2012 amounted to $35,426 and $34,511, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2014	$35,426
2015	70,852
2016	70,852
2017	70,852
2018	70,852
Thereafter	1,534,635
Total	$1,853,469

Note 12 – Long-term investments and refundable deposit

Long-term investments consist of investments accounted for using both the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Rural Cooperative Bank – Xinhua District (“Cooperative Bank”). This investment represents a 2.86% interest in Cooperative Bank, and is accounted for under the cost method.

In April 2011, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”) was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $16.37 million (RMB 100 million). As of June 30, 2012, approximately $3.27 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.4 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of December 31, 2013, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

For the three and six months ended December 31, 2013 and 2012, there was no equity investment income (loss).

In addition, a deposit of $4,911,000 was made on December 23, 2011 to Henan Coal Seam Gas, a joint venture party, and is refundable when the joint venture commences operation.

Note 13 – Loans

Short-term loan

On September 30, 2013, Baofeng entered a short-term non-interest bearing loan agreement with an unrelated individual to borrow $163,700. The loan was fully repaid on October 14, 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term loan

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which Bairui Trust agreed to loan Hongli approximately $58.9 million (RMB 360 million) with annual interest of 6.3%, of which approximately $29.5 million (RMB 180 million) would be due on April 2, 2013, and approximately $29.5 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately $4.9 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.4 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.2 million (RMB 50 million) with annual interest of 6.3% became due on October 2, 2013, and approximately $29.5 million (RMB 180 million) with annual interest of 6.3% became due on April 2, 2014. For the payment due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting from October 3, 2012. Such payment was subsequently paid in full on December 25, 2012. For the payment due April 2, 2013, the Company paid $3.3 million (RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.1 million (RMB 80 million) as follows: (a) $3.3 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013; (b) $4.9 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013; and (c) $4.9 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $13.1 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.7 million (RMB 310 million) with a 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,185,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,274,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,911,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,911,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,466,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,747,000	¥310,000,000

Weighted average interest rate of the short-term and long-term loans was 10.38% and 6.56% for the three months ended December 31, 2013 and 2012, respectively. Interest expense for the three months ended December 31, 2013 and 2012 amounted to $1,311,812 and $997,461, respectively. No interest was capitalized into CIP.

Weighted average interest rate was 8.29% and 6.45% for the six months ended December 31, 2013 and 2012, respectively. Total interest expense on short-term and long-term loans for the six months ended December 31, 2013 and 2012 amounted to $2,090,579 and $2,019,065, respectively. No interest was capitalized into CIP.

Note 14 – Notes payable

Notes payable represents lines of credit extended by Shanghai Pudong Development Bank (“SPDB”). When purchasing raw materials, the Company often issues short term notes payable to vendors, which are funded with draws on such lines of credit. Such notes are guaranteed by SPDB for their complete face values through a letter of credit, and mature within three to six months of issuance. SPDB requires the Company to deposit 100% of the notes payable balance as a guarantee deposit, which was classified on the balance sheet as restricted cash. In addition, the Company’s CEO and Hongli guarantee these notes. SPDB charges a processing fee based on 0.05% of the face value of each note.

On February 19, 2013, the Company entered into a note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) which matured on August 19, 2013, to purchase raw coal. The notes under this arrangement were satisfied on August 19, 2013.

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

Other payables and accrued liabilities consisted of the following:

	December 31, 2013	June 30, 2013

Other payable	$331,500	$681,402
Interest payable	1,462,219	1,038,156
Accrued liabilities (1)	456,986	509,804
Total	$2,250,705	$2,229,362

(1)	$190,000 of salary payable in accrued liabilities was reclassified to other payable-related parties during the six months ended December 31, 2013. As of June 30, 2013, $280,000 of salary payable in accrued liabilities was payable to the Company’s CEO.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $304,513 and $140,465 at December 31, 2013 and June 30, 2013, respectively. Such advances are interest free, due on demand and will be settled in cash.

Note 17 – Acquisition payable

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,558,400 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of December 31, 2013 and June 30, 2013, acquisition payable was $4,747,300 and $4,692,200, respectively, which represent the balance of the purchase price for the remaining 40% of Shuangrui Coal (see Note 21). Payment will be made when mine consolidation is completed.

Note 18 – Taxes

Income tax

SinoCoking is subject to United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong. All of them except Hongchang Coal are subject to the 25% enterprise income tax rate in China. Hongchang Coal has not been required to pay income tax since its operations were halted in September 2011.

The provision for income taxes consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
US current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	431,932	650,238	1,065,689	1,031,494
Total	$431,932	$650,238	$1,065,689	$1,031,494

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SinoCoking has incurred a net operating loss for U.S. income tax purposes for 2013. As of December 31, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes was approximately $2,280,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2033 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2013 and 2012, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and six months ended December 31, 2013 and 2012, which consisted of the following:

	For three months ended December 31,		For six months ended December 31,
	2013	2012	2013	2012
Beginning balance	$744,000	$667,000	$715,000	$620,000
Additions	29,000	29,000	58,000	76,000
Ending balance	$773,000	$696,000	$773,000	$696,000

The Company had cumulative undistributed earnings of foreign subsidiaries of approximately $45.7 million as of December 31, 2013, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management were to conclude that such earnings will be remitted in the future.

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For three months ended December 31,		For six months ended December 31,
	2013	,2012	2013	2012
VAT on sales	$5,155,085	$3,622,875	$10,921,932	$6,612,465
VAT on purchase	$4,863,567	$2,898,995	$9,830,149	$5,654,228

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	December 31, 2013	June 30, 2013
VAT	$276,386	$404,427
Income tax	742,014	528,242
Others	189,925	200,781
Total	$1,208,325	$1,133,450

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable at December 31, 2013 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	0.88 years	$96.00	9,185	0.88 years	$96.00

The following is a summary of changes in options activities:

Options
Outstanding, December 31, 2012	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2013	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2013	9,185

Warrants

As of December 31, 2013 and June 30, 2013, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrants liability was $9 and $21 at December 31, 2013 and June 30, 2013, respectively. The decrease in fair value of warrants was $0 and $12 for the three and six months ended December 31, 2013, respectively, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $41,317and $714,847, and was recorded as gain on change in fair value of warrants for the three and six months ended December 31, 2012.

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total
Outstanding, December 31, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-

Outstanding, June 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding December 31, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	Exercisable at any time until April 9, 2017, with remaining contractual term of 3.27 years as of December 31, 2013.

(2)	Exercisable at any time until February 5, 2015, with remaining contractual term of 1.10 years as of December 31, 2013.

(3)	Exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 1.19 and 1.21 years as of December 31, 2013, respectively.

(4)	Exercisable until March 11, 2015, with remaining contractual term of 1.19 years as of December 31, 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Exercisable until July 1, 2015, with remaining contractual terms of 1.50 years as of December 31, 2013.

(6)	Exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For three months ended December 31,		For six months ended December 31,
	2013	2012	2013	2012
Net income (loss) for earnings (loss) per share	$(106,658)	$831,725	$1,054,226	$1,491,638
Weighted average shares used in basic and diluted computation	21,121,372	21,121,372	21,121,372	21,121,372
Earnings (loss) per share – Basic and Diluted	$(0.01)	$0.04	$0.05	$0.07

The Company had warrants and options exercisable for 3,916,038 shares of the Company’s common stock in the aggregate at December 31, 2013 and June 30, 2013, respectively. For the three and six month ended December 31, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. The Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through December 31, 2013, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

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

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$65,901,168	$59,621,119	$6,280,049
Hongchang new mining tunnels	1,571,520	1,309,600	261,920
Hongchang safety instruments	16,370,000	3,274,000	13,096,000
Xingsheng safety instruments	19,828,981	14,258,270	5,570,711
Hongchang mine consolidation	33,150,887	11,246,190	21,904,697
Total	$136,822,556	$89,709,179	$47,113,377

The Company has entered into annual purchase agreements for coal to be delivered based on the Company’s quarterly demands. For the calendar year ending December 31, 2014, the aggregate contracted amount is approximately $162.9 million (RMB 1,001.4 million).

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

Each of the Company’s PRC subsidiary and VIEs is required to transfer 10% of its net income, as determined in accordance with the PRC Company Law, to a statutory surplus reserve fund until such reserve balance reaches 50% of each such entity’s registered capital. The transfer must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The enterprise expansion fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2013, the statutory surplus reserves of Hongchang Coal and Hongli reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal and Xingsheng Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of the PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal and Xingsheng Coal had no such reserve as of December 31, 2013.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	December 31, 2013	June 30, 2013	50% of registered capital	Future contributions required as of December 31, 2013

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products for the three and six months ended December 31, 2013 and 2012 are summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Coke	$11,170,042	$7,964,793	$22,431,112	$15,235,686
Coal tar	805,567	370,513	1,410,915	737,994
Raw coal	-	601,402	-	601,402
Mid-coal	451,753	500,721	827,361	1,150,659
Washed coal	-	9,148,580	4,165,770	16,198,595
Coke powder	308,291	2,445,930	1,149,000	4,395,274
Coal slurries	202,337	206,703	360,808	481,226
Crude benzol	270,263	-	339,257	-
Total	$13,208,253	$21,238,642	$30,684,223	$38,800,836

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of December 31, 2013, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mine assets to, and consolidating them, under Hongchang Coal.

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

In April, 2013, we began leasing a coking facility from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for one year. The leased facility (the “Hongfeng plant”) has an annual capacity of 200,000 metric tons and is approximately 3 miles from our existing plant. Production at the Hongfeng plant commenced in August 2013, and we believe that the skills we gain from operating its coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (the “new plant”).

On December 9, 2013, we entered into a tripartite agreement with Fangda Special Steel Technology Co., Ltd. (“Fangda”), China’s largest automobile spring steel producer, and Henan Shenhuo Group (“Shenhuo”), one of the six largest state-owned coal enterprises in Henan Province (the “Tripartite Agreement”). According to the terms of the agreement, we will supply 6,000 metric tons of grade II coke and 3,000 metric tons of clean coke to Fangda each month. As of the date of this report, we have received 23,000 metric tons of coal from Shenhuo while delivering 36,000 metric tons of grade II coke to Fangda. Management currently estimates that we will require an additional 367,000 metric tons of washed coal in order to hit our targeted amount of grade II coke available for delivery by the end of fiscal year 2014.

On December 18, 2013, we entered into an agreement with Jiyuan Tianlong Coking Co., Ltd. (“Jiyuan Tianlong”), an unrelated third party coke producer in Jiyuan City, Henan, to entrust us with the management of Jiyuan Tianlong’s equipment from December 18, 2013 to December 17, 2018, as Jiyuang Tianlong lacks access to suppliers and customers. During the term of the agreement, we will receive an annual management fee of approximately $16,370 (RMB 100,000) as well as all operating income, but are also liable for any resulting loss. At the end of the term or earlier termination of the agreement, the equipment will revert to Jiyuan Tianlong unless we decides to acquire Jiyuan Tianlong for a price based upon an independent third party appraisal value. We began utilizing the equipment for our operations in January 2014.

Results of Operations

Three and six months ended December 31, 2013, as compared to three and six months ended December 31, 2012

Overall, results of operations for the three months ended December 31, 2013 was significantly less than the same period last year, mainly due to a decrease in sales of coal products.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) a glut of steam coal (used primarily by power plants) has caused sharp decrease in steam coal prices; resulting in an overall downturn in the Chinese coal market, (2) coke market continues to struggle with a limited demand from crude steel factories, while demand for high grade coke remains strong from special steel manufacturers.

Revenue

For the three months ended December 31, 2013, revenue decreased by $8,030,389 or 37.81% to $13,208,253, as compared to the same period a year ago. Such decrease was mainly due to a significant decrease in sales of coal products. Such decreased sales reflected ongoing weak market demand, despite winter generally being a high coal consumption season. Revenue and quantity sold by product type for 2012 and 2013 are as follows:

	Revenues
	Coke Products	Coal Products	Total
Revenue
Three months ended December 31, 2012	$10,781,236	$10,457,406	$21,238,642
Three months ended December 31, 2013	12,554,163	654,090	13,208,253
Increase (decrease) in $	$1,772,927	$(9,803,316)	$(8,030,389)
Increase (decrease) in %	16.44%	(93.75)%	(37.81)%

Quantity sold (metric tons)
Three months ended December 31, 2012	57,854	64,471	122,325
Three months ended December 31, 2013	60,490	14,136	74,626
Increase (decrease)	2,636	(50,335)	(47,699)
% increase (decrease)	4.56%	(78.07)%	(38.99)%

95.05% of our three-month revenue came from coke products and 4.95% from coal products, as compared to 50.76% from coke products and 49.24% from coal products for the same period a year ago. The shifting percentages reflect changes to our operating strategy in order to adapt to market conditions. As current coal demand is very weak due to over capacity of crude steel, we temporarily stopped raw coal and washed coal trading. On the other hand, we have just established stable business relationship with one of China’s best-known special steel manufacturers, and we expect sales of coke and coke powder to this customer to steadily rise.

For the six months ended December 31, 2013, revenue decreased by $8,116,613 or 20.92% to $30,684,223, as compared to the same period a year ago. Such decrease was also mainly attributable to decreased sales of coal products. Revenue and quantity sold by product type are as follows for the 2012 and 2013 periods as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Six months ended December 31, 2012	$20,368,954	$18,431,882	$38,800,836
Six months ended December 31, 2013	25,330,284	5,353,939	30,684,223
Increase (decrease) in $	$4,961,330	$(13,077,943)	$(8,116,613)
Increase (decrease) in %	24.36%	(70.95)%	(20.92)%

Quantity sold (metric tons)
Six months ended December 31, 2012	107,137	120,714	227,851
Six months ended December 31, 2013	118,764	50,899	169,663
Increase (decrease)	11,627	(69,815)	(58,188)
% Increase (decrease)	10.85%	(57.84)%	(25.54)%

82.55% of our six-month revenue came from coke products and 17.45% from coal products, as compared to 52.50% from coke products and 47.50% from coal products for the same period of last year. Again, we changed our operating strategy in response to market conditions, resulting in the shifting percentages of our revenue composition.

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by the non-ferrous metallurgical industry) and coal tar (a byproduct of the coke manufacturing process). Coal products include unprocessed metallurgical coal, processed or washed coal, medium or mid-coal and coal slurries, which are by-products of the coal washing process and used primarily to generate electricity and for heating. As used in this discussion and analysis, unless otherwise indicated, “coke” includes both coke and coke powder, and “raw coal” includes both thermal and metallurgical coal that is unwashed and relatively unprocessed, as well as mid-coal and coal slurries.

Average selling price per metric ton for our principal coke products are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal Tar	Crude Benzene			Coke Powder
Three months ended December 31, 2012	$207	$257	$	N/A		$137
Three months ended December 31, 2013	201	320		1,040		146
Increase (decrease) in $	$(6)	$63	$	N/A		$9
Increase (decrease) in %	(2.90)%	24.51%		N/A	%	6.57%

Six months ended December 31, 2012	$203	$257	$	N/A		$150
Six months ended December 31, 2013	210	317		738		164
Increase (decrease) in $	$7	$60	$	N/A		$14
Increase (decrease) in %	3.45%	23.35%		N/A	%	9.33%

Average selling price per metric ton for our four principal coal products are as follows for the periods indicated:

Average Selling Price of Coal Products

	Raw Coal			Thermal Coal	Coal Slurries	Washed Coal
Three months ended December 31, 2012		$114		$61	$51		$195
Three months ended December 31, 2013		N/A		49	42		N/A
Increase (decrease) in $	$	N/A		$(12)	$(9)	$	N/A
Increase (decrease) in %		N/A	%	(19.67)%	(17.65)%		N/A %

Six months ended December 31, 2012		$114		$61	$51		$186
Six months ended December 31, 2013		N/A		48	42		166
Increase (decrease) in $	$	N/A		$(13)	$(9)		$(20)
Increase (decrease) in %		N/A	%	(21.31)%	(17.65)%		(10.75)%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Average prices of coal products are also influenced by changes in the coal mixtures (with different grades and heat content) that we sell to our customers.

Revenue and quantity sold of each coke product for the three months ended December 31, 2013 and 2012 are as follows:

	Coke	Coke Powder	Coal Tar	Crude Benzene	Total
Revenue
Three months ended December 31, 2012	$7,964,793	$2,445,930	$370,513	$0	$10,781,236
Three months ended December 31, 2013	11,170,042	308,291	805,567	270,263	12,554,163
Increase (decrease) in $	$3,205,249	$(2,137,639)	$435,054	$270,263	$1,772,927
Increase (decrease) in %	40.24%	(87.40)%	117.42%	N/A	16.44%

Quantity sold (metric tons)
Three months ended December 31, 2012	38,526	17,887	1,441	0	57,854
Three months ended December 31, 2013	55,602	2,108	2,520	260	60,490
Increase (decrease)	17,076	(15,779)	1,079	260	2,636
% Increase (decrease)	44.32%	(88.22)%	74.88%	N/A	4.56%

Revenue and quantity sold of each coke product for the six months ended December 31, 2013 and 2012 are as follows:

	Coke	Coke Powder	Coal Tar	Crude Benzene	Total
Revenue
Six months ended December 31, 2012	$15,235,686	$4,395,274	$737,994	$0	$20,368,954
Six months ended December 31, 2013	22,431,112	1,149,000	1,410,915	339,257	25,330,284
Increase (decrease) in $	$7,195,426	$(3,246,274)	$672,921	$339,257	$4,961,330
Increase (decrease) in %	47.23%	(73.86)%	91.18%	N/A	24.36%

Quantity sold (metric tons)
Six months ended December 31, 2012	75,051	29,212	2,874	0	107,137
Six months ended December 31, 2013	106,863	6,992	4,449	460	118,764
Increase (decrease)	31,812	(22,220)	1,575	460	11,627
% increase (decrease)	42.39%	(76.06)%	54.80%	N/A	10.85%

Higher coke and coal tar revenues period-over period for both the three- and six-month periods resulted from increased coke and coal tar production capacity, while lower coke powder sales resulted from smaller purchase orders from our customers.

Revenue and quantity sold of each coal product for the three months ended December 31, 2013 are as follows for the periods indicated:

	Raw Coal	Thermal Coal	Coal Slurries	Washed Coal	Total
Revenue
Three months ended December 31, 2012	$601,402	$500,721	$206,703	$9,148,580	$10,457,406
Three months ended December 31, 2013	0	451,753	202,337	0	654,090
Increase (decrease) in $	$(601,402)	$(48,968)	$(4,366)	$(9,131,441)	$(9,803,316)
Increase (decrease) in %	(100)%	(9.78)%	(2.11)%	(100)%	(93.75)%

Quantity sold (metric tons)
Three months ended December 31, 2012	5,283	8,219	4,018	46,951	64,471
Three months ended December 31, 2013	0	9,284	4,852	0	14,136
Increase (decrease)	(5,283)	1,065	834	(46,951)	(50,335)
% Increase (decrease)	(100)%	12.95%	20.76%	(100)%	(78.07)%

Revenue and quantity sold of each coal product for the six months ended December 31, 2013 are as follows for the periods indicated:

	Raw Coal	Thermal Coal	Coal Slurries	Washed Coal	Total
Revenue
Six months ended December 31, 2012	$601,402	$1,150,659	$481,226	$16,198,595	$18,431,882
Six months ended December 31, 2013	0	827,361	360,808	4,165,770	5,353,939
Increase (decrease) in $	$(601,402)	$(323,298)	$(120,418)	$(12,032,825)	$(13,077,943)
Increase (decrease) in %	(100)%	(28.10)%	(25.02)%	(74.28)%	(70.95)%

Quantity sold (metric tons)
Six months ended December 31, 2012	5,283	18,992	9,371	87,138	120,714
Six months ended December 31, 2013	0	17,061	8,680	25,158	50,899
Increase (decrease)	(5,283)	1,861	(691)	(61,980)	(69,815)
% increase (decrease)	(100)%	(9.84)%	(7.37)%	(71.13)%	(57.84)%

Lower revenues for raw coal and washed coal period-over-period for both the three and six-month periods reflected our strategy change in response to a very weak coal market, as discussed earlier. Also, as we have been purchasing washed coal, the volume of raw coal that we processed correspondingly decreased, which resulted in decreased thermal coal and coal slurries sales.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2013 decreased by 39.07%, from $18,302,685 to $11,152,697, while cost of revenue for the six months ended December 31, 2013 decreased by 24.81%, from $33,955,623 to $25,531,366. The decrease for both the three and six-month periods resulted from decreased sales of coal products and decreased purchasing costs of coal, offset by increased coke products sales.

Gross Profit

Gross profit for the three months ended December 31, 2013 was $2,055,556, a decrease of $880,401 or 29.99%, from $2,935,957 for the same period a year ago. However, because we stopped engaging in coal trading (which tends to be a low margin business), gross profit margin increased by approximately 1.74% to 15.56%.

Gross profit for the six months ended December 31, 2013 was $5,152,857, an increase of $307,644 or 6.35%, from $4,845,213 for the same period a year ago. As a result, gross profit margin increased by approximately 4.31% to 16.79%.

Operating Expenses

Operating expenses, which consist of selling and general and administrative (“G&A”) expenses, was $515,000 for the three months ended December 31, 2013, a decrease of $108,521 or 17.4% as compared to the same period a year ago. Selling expenses decreased by $2,422 or 5.74%, to $39,754. G&A expenses decreased by $106,099 or 18.25% to $475,246, mainly due to a $25,016 reduction in consulting fees, as well as a $79,198 reduction in public relationship fees.

Operating expenses was $1,159,455 for the six months ended December 31, 2013, a decrease of $134,475 or 10.39% as compared to the same period a year ago. Selling expenses decreased by $5,129 or 5.98%, to $80,628. G&A expenses decreased by $129,346 or 10.71%, to $1,078,827, mainly due to a $62,757 reduction in consulting fees, as well as a $146,132,198 reduction in public relationship fees. While the Company had bad debt expense of $89,348 for the six months ended December 31, 2013, there was none for the six months ended December 31, 2012.

Other Income and Expense

Other income and expense includes finance expenses (which consist of interest and other finance expenses, net of interest income), income and expenses not related to our principal operations, and changes in fair value of warrants.

For the three months ended December 31, 2013, we had net other expenses, net of $1,215,812 from the following:

(1)	Interest income of $184,247 from Ziben Tiantang’s loan receivable;

(2)	Interest expense of $1,311,812 from our loan with Bairui Trust Co., Ltd. (“Bairui Trust”); and

(3)	Other finance expenses of $87,717 for bank transaction fees.

For the three months ended December 31, 2012, we had net other expenses, net of $830,473, from the following:

(1)	Financing expenses of $880,123, taking into account both $208,461 of interest income from our loan to Ziben Tiantang, and $997,461 of interest expense for our loans from Bairui Trust and Shanghai Pudong Development Bank (“SPDB”); and

(2)	Changes in fair value of warrants of $41,317 of gain.

For the six months ended December 31, 2013, we had other expenses, net of $1,873,487 from the following:

(1)	Interest income of $367,340 from Ziben Tiantang’s loan receivable;

(2)	Interest expense of $2,090,597 from our loan with Bairui Trust; and

(3)	Other finance expenses of $150,260 for bank transaction fees.

For the six months ended December 31, 2012, we had other expenses, net of $1,028,151, due to the following:

(1)	Financing expense of $1,751,331, taking into account both interest income of $431,101 from our loan to Ziben Tiantang, and $2,019,065 of interest expense for our loans from Bairui Trust and SPDB; and

(2)	Changes in fair value of warrants of $714,847 of gain.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2013 decreased by $218,306 to $431,932 due primarily to our decreased profits.

Provision for income taxes for the six months ended December 31, 2013 increased by $34,195 to $1,065,689.

Net Income

As a result of the foregoing, especially our lower coal revenue, net loss for the three months ended December 31, 2013, including change in fair value of warrants, was $106,658, as compared to $831,725 of net income for the three months ended December 31, 2012.

Likewise, net income for the six months ended December 31, 2013, including change in fair value of warrants, was $1,054,226, as compared to $1,491,638 for the same period last year.

Liquidity and Capital Resources

As of December 31, 2013, our cash balance was $87,328, which was not sufficient for future operations. Our financial statements have accordingly been prepared in accordance with U.S. GAAP on a going concern basis.  The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon the liquidation of our current assets. In addition to our low cash position at December 31, 2013, we were slow in collecting our loans receivable and granted an extension as to their repayment as well as the related interest receivable. We also did not make a quarterly interest payment of approximately $1.5 million originally due in January 2014 (now extended to February 28, 2014) to Bairui Trust in connection with our long term loan.

In an effort to improve its financial position, we are trying to obtain new loans from banks and to increase sales of higher profit margin coke and coke by-products. We continue to wait for the mine consolidation schedule to finalize. If the schedule should finalize by next year, we may be able to obtain lines of credit by pledging our mining rights as collateral. Management believes that if successfully executed, the foregoing actions would enable us to continue as a going-concern.

As discussed in Note 1 to the financial statements included in our Form 10-K for the fiscal year ended June 30, 2013, we also reported liquidity and going concern issues as of June 30, 2013.

In summary, our cash flows are as follows:

	Six months ended December 31
	2013	2012
Net cash provided by (used in) operating activities	$(763,780)	$3,448,166
Net cash provided by investing activities	-	786,923
Net cash used in financing activities	(66,160)	(6,306,715)

Net Cash Provided by (Used in) Operating Activities

Net operating outflows for the six months ended December 31, 2013 resulted from a combination of the following factors: (1) increase in accounts receivable of approximately $4.0 million; (2) decrease in advances to suppliers of approximately $2.0 million; (3) increase in inventory of approximately $0.5 million; (4) increase in accounts payable of approximately $1.5 million; and (5) increase in other receivable of approximately $1.5 million. The changes in accounts receivable, advances to suppliers, and inventory and accounts payable were mainly due to the Tripartite Agreement, which resulted in increased coke production and sales. Other receivable increased when we made an additional deposit of approximately $1.6 million in connection with an auction. The auction is being held by Pingdingshan Rural Credit Cooperative Union of certain non performing assets, including mining rights. The deposit allows us to bid at the auction, and will be applied to our purchase price if we win. Otherwise the deposit will be returned to us before December 31, 2014.

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

Net Cash Provided by Investing Activities

For the six months ended December 31, 2013, we had no cash flow from investing activities.

For the six months ended December 31, 2012, we received approximately $1.1 million in loan repayments from an unrelated third party, but also lent that same party approximately $350,000 in additional funds.

Net Cash Provided by (Used in) Financing Activities

For the six months ended December 31, 2013, net cash used in financing activities resulted from a combination of the following factors: (1) SPDB lifted restrictions on approximately $9.8 million on deposits due to the maturity of certain related note payables; (2) we repaid approximately $9.8 million of such notes payable, and (3) we obtained a short-term loan from an unrelated party of $162,700 on October 1, 2013, which was repaid on October 14, 2013.

For the six months ended December 31, 2012, (1) SPDB lifted restrictions on approximately $3.2 million on deposits due to the maturity of certain related notes payable, (2) we repaid approximately $4.8 million of such notes payable, and (3) we repaid approximately $4.8 million to Bairui Trust.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.06 million), of which RMB 180 million was due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) became due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $12.7 million (RMB 80 million). Of such remaining principal, the due date for $3.2 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $12.7 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.7 million (RMB 310 million) with a 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,185,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,274,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,911,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,911,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,466,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,747,000	¥310,000,000

Our business plan involves growing our business through the following:

(1)	Expand and modernize our production facilities, recapture more coking by-products for refinement and production into useful industrial chemicals and high value-added chemical products, and in the process also achieve greater energy efficiency and lessen any environmental impact. With the added capacities from the leased Hongfeng plant as well as the entrusted Jiuyuan Tianlong equipment, we now have access to over 1 million metric tons of coking capacity, from which we hope to improve both revenue and net income.

(2)	Identify and establish long-term relationships with larger and better-quality customers. We are already doing business with Fangda, with sales expected to gradually increase.

(3)	Look for opportunities to build long-term relationship with quality coal producers to ensure our supply. To that end, Shenhuo is already supplying us under the Tripartite Agreement. Under such arrangement, we do not need to make any prepayments or purchase inventory until all coke products ordered by Fangda are delivered, and our receivables from Fangda are settled. As such, we can increase coke sales without significant demand on working capital.

(4)	Acquire other coal mines to source raw materials

The following is expected to require capital resources:

•	New Coking Facility. We intend to use our line of credit from Pingdingshan Rural Cooperative Bank (“PRCB”) to complete the construction of our new coking facility located adjacent to our current Pingdingshan plant.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $36.2 million. We will be responsible for approximately 70% of the total estimated cost, approximately $25.3 million, under the structure of our joint-venture with Henan Coal Seam Gas. As of the date of this report, we have paid approximately $17.5 million for these projects. We are also in the process of merging the operations of Hongchang mine, Shunli mine and Shuangrui mine into a fully integrated mining operation. The total estimated cost of such integration is approximately $33.2 million, of which we have paid approximately $11.2 million.

•	Bairui Trust Loan. We will be required to make upcoming payments of approximately $8.2 million (RMB 50 million) due in October 2016, approximately $3.3 million (RMB 20 million) due in December 2016, approximately $4.9 million (RMB 30 million) due in January 2017, approximately $4.9 million (RMB 30 million) due in February 2017, and approximately $29.5 million due in April 2017.

During the six months ended December 31, 2013, we had no capital expenditures.

Any current and future facility expansion and acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

We have not experienced any material losses since inception relating to accidents or other similar events. See “Risk Factors - We may suffer losses resulting from industry-related accidents and lack of insurance” in the Annual Report.

Off-balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. Other than our warrant liability, we have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

During the three months ended December 31, 2013, there were no material changes to the quantitative and qualitative information about market risk that we previously disclosed in Item 7A of our Annual Report.

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of December 31, 2013:

(a)	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. The Company’s Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

(b)	We have not completed our internal control processes for some of our major cycles and have not performed any testing on any of our internal controls.

Based on their evaluation, and considering the material weaknesses and significant deficiencies previously identified and discussed in our internal control over financial reporting under Item 9A (“Controls and Procedures”) in our Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at December 31, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations, as the Company has no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Loan Agreement between Top Favour and Ziben Tiantang dated December 8, 2013 *
10.2	Entrustment Agreement between Hongyuan and Jiyuan Tianlong dated December 18, 2013 *
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Short-term Loan Agreement between Hongli and Yujiang Guan dated September 30, 2013 *
99.2	Assets Transfer Agreement (Supplement) between Hongli and PRCB dated December 30, 2013 *
101. INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: February 19, 2014	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2014	By:	/s/ Zan Wu
Zan Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)

