Form 10-Q
period 2014-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2014-05-23
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	______________________________________ to ________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of May 20, 2014, the registrant had 21,121,372 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$204,341	$782,018
Restricted cash	-	9,708,000
Accounts receivable, trade	9,541,195	9,474,197
Other receivables and deposits	5,657,649	4,334,370
Loans receivable	8,032,037	8,032,037
Inventories	5,237,164	3,018,909
Advances to suppliers	10,766,840	8,791,837
Total current assets	39,439,226	44,141,368

PLANT AND EQUIPMENT, net	14,681,701	15,269,766

CONSTRUCTION IN PROGRESS	40,346,044	40,224,821

OTHER ASSETS
Refundable deposit	4,868,628	4,854,000
Prepayments	61,748,418	61,562,890
Intangible assets, net	32,288,238	32,244,071
Long-term investments	2,895,082	2,886,383
Other assets	113,601	113,260
Total other assets	101,913,967	101,660,604

Total assets	$196,380,938	$201,296,559

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long-term loan	$-	$50,158,000
Accounts payable, trade	1,842,946	183,504
Notes payable	-	9,708,000
Other payables and accrued liabilities	2,983,099	2,229,341
Other payables - related party	318,416	140,465
Acquisition payable	4,706,341	4,692,200
Customer deposits	128,301	208,815
Taxes payable	1,049,293	1,133,450
Total current liabilities	11,028,396	68,453,775

LONG TERM LIABILITIES
Long-term loan	50,309,158	-
Warrants liability	9	21
Total long term liabilities	50,309,167	21

Total liabilities	61,337,563	68,453,796

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	113,140,117	111,304,825
Accumulated other comprehensive income	10,268,543	9,903,223
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	130,711,775	128,511,163

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	135,043,375	132,842,763

Total liabilities and equity	$196,380,938	$201,296,559

The accompanying notes are an integral part of the these unaudited condenses consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDESED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

REVENUE	$10,993,882	$13,903,951	$41,678,105	$52,704,787

COST OF REVENUE	8,545,142	11,815,066	34,076,508	45,770,689

GROSS PROFIT	2,448,740	2,088,885	7,601,597	6,934,098

OPERATING EXPENSES:
Selling	78,597	37,018	118,351	122,775
General and administrative	342,598	533,055	1,421,425	1,741,228
Total operating expenses	421,195	570,073	1,539,776	1,864,003

INCOME FROM OPERATIONS	2,027,545	1,518,812	6,061,821	5,070,095

OTHER INCOME (EXPENSE)
Interest income	58,895	174,788	426,235	605,889
Interest expense	(872,615)	(910,544)	(2,963,194)	(2,929,609)
Other finance expense	(27,689)	(94,547)	(177,949)	(257,914)
Other income, net	-	219,838	-	228,171
Change in fair value of warrants	-	1,150	12	715,997
Total other expense, net	(841,409)	(609,315)	(2,714,896)	(1,637,466)

INCOME BEFORE INCOME TAXES	1,186,136	909,497	3,346,925	3,432,629

PROVISION FOR INCOME TAXES	445,945	404,717	1,511,634	1,436,211

NET INCOME	740,191	504,780	1,835,291	1,996,418

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,236,437)	662,084	365,320	653,710

COMPREHENSIVE INCOME (LOSS)	$(496,246)	$1,166,864	$2,200,611	$2,650,128

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,121,372	21,121,372	21,121,372

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.04	$0.02	$0.09	$0.09

The accompanying notes are an integral part of the these unaudited condenses consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,835,291	$1,996,418
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	640,309	938,316
Amortization	53,250	51,832
Write-off of other receivables	89,298	-
Change in fair value of warrants	(12)	(715,997)
Change in operating assets and liabilities
Accounts receivable, trade	(38,624)	3,694,628
Notes receivable, trade	-	(396,750)
Other receivables	(1,406,410)	(2,969,253)
Inventories	(2,219,390)	(615,576)
Advances to suppliers	(1,957,529)	2,656,211
Prepaid expenses	-	631,249
Accounts payable, trade	1,666,570	(4,031)
Other payables and accrued liabilities	754,872	437,519
Customer deposits	(81,519)	(13,255)
Taxes payable	(87,979)	(440,362)
Net cash provided by (used in) operating activities	(751,873)	5,250,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	-	(9,872,000)
Repayment of loans receivable	-	1,217,500
Payments on equipment and construction in progress	-	(578)
Net cash used in investing activities	-	(8,655,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	9,782,343	(6,348,000)
Proceeds from notes payable	-	9,522,000
Payments of notes payable	(9,782,343)	(4,761,000)
Proceeds from short-term loans - bank	-	9,522,000
Payments of current maturity of long-term loan	-	(4,761,000)
Payments of short-term loans - others	(162,700)	-
Proceeds from short-term loans - others	162,700	-
Proceeds from related party	176,962	9,522
Net cash provided by financing activities	176,962	3,183,522

EFFECT OF EXCHANGE RATE ON CASH	(2,766)	(65,033)

DECREASE IN CASH	(577,677)	(285,640)

CASH, beginning of period	782,018	2,366,718

CASH, end of period	$204,341	$2,081,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,292,053	$1,551,254
Cash paid for interest	$1,910,285	$2,189,231

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$-	$15,552,600
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$-	$9,172,860
Repayment of loan receivables through note receivables, trade	$-	$952,200

The accompanying notes are an integral part of the these unaudited condenses consolidated financial statements

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
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)

•     A PRC limited liability company

•     Incorporated on August 13, 2009

•     Registered capital of $461,700 (RMB3,000,000) fully funded

•     Acquired by Hongchang Coal on May 20, 2011

•     Dissolved on July 4, 2012 and the mining right transferred to Hongchang.

		VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli
Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	• A PRC limited liability company • Incorporated on August 1, 2006 • Registered capital of $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Xingsheng Coal Co., Ltd. (“Xingsheng Coal”)	• A PRC limited liability company • Incorporated on December 6, 2007 • Registered capital of $559,400 (RMB 3,634,600) fully funded • 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli
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

Selected financial data of Hongli and its subsidiaries is set forth below:

	March 31, 2014	June 30, 2013
Total current assets	$30,596,786	$31,713,194
Total assets	$174,939,098	$188,868,385
Total current liabilities	$33,266,257	$97,057,869
Total liabilities	$83,575,416	$97,057,869

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of March 31, 2014, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 21).

Recent Development

On December 18, 2013, Hongyuan entered into an agreement with Jiyuan Tianlong Coking Co., Ltd. (“Jiyuan Tianlong”), an unrelated third party coke producer in Jiyuan City, Henan, to entrust Hongyuan with the management of Jiyuan Tianlong’s equipment from December 18, 2013 to December 17, 2018, as Jiyuang Tianlong lacks access to suppliers and customers. During the term of the agreement, Hongyuan would receive an annual management fee of approximately $16,370 (RMB 100,000) as well as all operating income, but would also be liable for any resulting loss. Hongyuan began utilizing the equipment for its operations in January 2014. However, at the end of January 2014, Hongyuan terminated the agreement due to lack of sufficient technical personnel to operate Jiyuan Tianlong’s equipment.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the nine months ended March 31, 2014, cash used in operating activities was $751,873. Cash as of March 31, 2014 was $204,341, which was insufficient for future operations. Additionally, the Company was not only slow in collecting its loans receivable (and granted extension as to their repayments as well as the related interest receivable), but also had not made a quarterly interest payment of approximately $2.12 million originally due on March 31, 2014 (now extended to February 28, 2015) to Bairui Trust Co., Ltd. (“Bairui Trust”) in connection with the Company’s long term loan.

To improve its financial position, the Company is seeking support from its banks to finance the construction of its new plant. The Company may also be able to obtain lines of credit by pledging its mining rights as collateral once the mine consolidation schedule can be finalized. The Company is also attempting to improve collection from customers, and to increase sales of higher profit margin coke products. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going concern.

As discussed in Note 1 to the financial statements included in the Company’s Form 10-K for the fiscal year ended June 30, 2013, the Company reported liquidity and going concern issues as of June 30, 2013.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the nine months ended March 31, 2014 and 2013, the Company did not sell surplus electricity to the national power grid.

Coal and coke sales represent the invoiced value of goods, net of a value-added tax (“VAT”), sales discounts and actual returns at the time when product is sold to the customer.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, its subsidiaries and VIEs in the PRC is denominated in RMB.

For the subsidiaries and VIEs whose functional currencies are other than the U.S. dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Items in the cash flow statement are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. The resulting transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

The balance sheet amounts, with the exception of equity, at March 31, 2014 and June 30, 2013 were translated at RMB 6.19 to $1 and RMB 6.18 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.13 to $1 and RMB 6.30 to $1 for the nine months ended March 31, 2014 and 2013, respectively.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3	Inputs to the valuation methodology are unobservable.

The Company determined that the carrying value of its long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 13).

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

	Carrying value at March 31, 2014	Fair value measurement at March 31, 2014
		Level 1	Level 2	Level 3
Warrants liability	$9	$—	$9	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013
Beginning fair value	$21	$716,648
Realized gain recorded in earnings	(12)	(716,627)
Ending fair value	$9	$21

Because the Company’s warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on March 31, 2014 and June 30, 2013, which was recorded in other payables and accrued liabilities.

	March 31, 2014	June 30, 2013
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.20	$1.39
Expected term (years)	0.85-3.02	1.6-3.78
Risk-free interest rate	0.15-0.91%	0.28-0.95%
Expected volatility	49-61%	39-70%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended March 31, 2014 and 2013, the Company’s two long term investments are not considered impaired.

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheets at fair value.

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in Hong Kong and in the United States.

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of March 31, 2014 and June 30, 2013, the Company had $59,358 and $10,391,195 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. No allowance for doubtful accounts is considered necessary at the balance sheet dates.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2014 and June 30, 2013, no allowance for inventory valuation was deemed necessary.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three and nine months ended March 31, 2014 and 2013, no interests were capitalized into CIP. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of March 31, 2014.

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

The Company did not record any asset retirement obligation as of March 31, 2014 and June 30, 2013 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the three and nine months ended March 31, 2014, and 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three and nine months ended March 31, 2014, and 2013, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

Accounting standard regarding comprehensive income establishes requirements for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires all items recognized under current accounting standards as components of comprehensive income to be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustments.

Recently issued accounting pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

Note 3 – Concentration risk

For the three months ended March 31, 2014, 83.5% of the Company’s total revenue was from four major customers who individually accounted for 58.0%, 12.4%, 7.7% and 5.4% of total revenue, respectively. For the nine months ended March 31, 2014, 76.7% of total revenue was from the same four major customers who individually accounted for 37.3%, 13.1%, 10.1% and 7.2% of total revenue, respectively. For the three months ended March 31, 2013, 92.7% of total revenue was from five major customers who individually accounted for 28.4%, 17.5%, 17.1%, 14.9% and 14.8% of total revenue, respectively. For the nine months ended March 31, 2013, 91.3% of total revenue was from five major customers who individually accounted for 22.0%, 20.1%, 19.8%, 18.3% and 11.1% of total revenue, respectively. Four customers accounted for 42.2%, 9.0%, 10.3%, and 7.1% of the total accounts receivable balance at March 31, 2014, respectively. Four customers accounted for 41.5%, 25.2%, 2.4% and 2.3% of the total accounts receivable balance at June 30, 2013, respectively.

For the three months ended March 31, 2014, three major suppliers provided 83.4% of total raw material purchases, with each supplier individually accounting for 56.3%, 14.2% and 12.9% of total raw material purchases, respectively. For the nine months ended March 31, 2014, five major suppliers provided 65.9% of total raw material purchases, with each supplier individually accounting for 23.0%, 16.1%, 9.8%, 8.9% and 8.1% of total purchases, respectively. For the three months ended March 31, 2013, one major supplier provided 11.7% of total raw material purchases. For the nine months ended March 31, 2013, five major suppliers provided 72.1% of total raw material purchases, with each supplier individually accounting for 20.6%, 14.8%, 12.4%, 12.2% and 12.1% of total purchases, respectively. One supplier accounted for 47.8% of the total accounts payable balance at March 31, 2014. The Company did not have any accounts payable to its major suppliers at June 30, 2013.

Note 4 – Other receivables and deposits

Other receivables and deposits consisted of the following:

	March 31, 2014	June 30, 2013
Security deposit for auction	$4,868,628	$3,236,000
Receivables from an unrelated company	29,369	103,554
Advances to employees	9,971	18,843
Interest receivable	749,681	974,290
Miscellaneous	-	1,683
Total	$5,657,649	$4,334,370

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”), an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, both parties entered into another supplemental agreement to extend the maturity date to June 8, 2013, with 7% annual interest rate. On June 8, 2013 both parties entered into another supplemental agreement to extend the maturity date to December 7, 2013, with 7% annual interest rate. On January 27, 2014, both parties agreed on a repayment schedule whereby CPL will repay 50% of the outstanding principal and accrued interest thereon before June 30, 2014, and the balance and accrued interest thereon before December 31, 2014.

CPL repaid $2,012,400 in principal through March 31, 2014, with up to $749,681 of interest receivables outstanding.

For the three months ended March 31, 2014 and 2013, interest income from loans receivable amounted to $58,809 and $173,371, respectively. For the nine months ended March 31, 2014 and 2013, interest income from loans receivable amounted to 422,067 and $552,429, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2014	June 30, 2013
Raw materials	$262,580	$158,908
Work in process	1,165,060	306,678
Supplies	50,777	52,986
Finished goods	3,758,747	2,500,337
Total	$5,237,164	$3,018,909

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Advances to suppliers amounted to $10,766,840 and $8,791,837 as of March 31, 2014 and June 30, 2013, respectively. For the three and nine months ended March 31, 2014 and 2013, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2014	June 30, 2013
Buildings and improvements	$11,099,873	$11,066,523
Mine development cost	11,726,955	11,691,720
Machinery and equipment	7,500,642	7,478,106
Other equipment	409,886	446,775
Total	30,737,356	30,683,124
Less accumulated depreciation	(16,055,655)	(15,413,358)
Total plant and equipment, net	$14,681,701	$15,269,766

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense amounted to $79,200, and $283,728 for the three months ended March 31, 2014, and 2013, respectively, and $640,309 and $938,316 for the nine months ended March 31, 2014 and 2013, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at March 31, 2014 and June 30, 2013 amounted to $40,346,044 and $40,224,821, respectively, and relates to the new coking plant still under construction. The plant, with an estimated construction cost of approximately $94 million or RMB 578 million originally, requires an additional $47 million or RMB 289 million to complete due to a redesign in June 2012 to expand its production capacity.

Project	Total as of March 31, 2014	Estimated cost to complete	Estimated total cost
New coking plant	$40,346,044	$100,381,703	$140,727,746

Due to a lack of funding, the Company has placed construction on hold until additional funding is secured. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.

Note 10 – Prepayments

Prepayments consisted of the following:

	March 31, 2014	June 30, 2013
Land use rights	$11,383,242	$11,349,040
Construction	50,365,176	50,213,850
Total	$61,748,418	$61,562,890

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason.  As of March 31, 2014 and June 30, 2013, such prepayments amounted to $11,383,242 and $11,349,040, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,855,110 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	March 31, 2014	June 30, 2013
Baofeng new coking plant (1)	$20,536,714	$20,475,010
Hongchang new mining tunnels (2) (6)	1,298,301	1,294,400
Hongchang safety instruments (3) (6)	3,245,752	3,236,000
Xingsheng safety instruments (4) (6)	14,135,250	14,092,780
Hongchang mine consolidation (5) (6)	11,149,159	11,115,660
Total	$50,365,176	$50,213,850

(1)	At March 31, 2014, the Company made prepayments of approximately $20.5 million (RMB 126.5 million) toward construction of its new coking plant.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	The Company made prepayments of approximately $1.30 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.25 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.14 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

(5)	The Company made prepayments of approximately $11.15 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of March 31, 2014, these projects have not commenced, but the Company expects to do so after approval from the relevant authorities.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	March 31, 2014	June 30, 2013
Land use rights	$2,544,199	$2,536,555
Mining rights	44,050,097	43,917,745
Total intangible assets	46,594,296	46,454,300
Accumulated amortization – land use rights	(724,390)	(669,369)
Accumulated depletion – mining rights	(13,581,668)	(13,540,860)
Total intangible assets, net	$32,288,238	$32,244,071

Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $17,824, and $17,321, respectively. Amortization for the nine months ended March 31, 2014 and 2013 amounted to $53,250 and $51,832, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2014	17,422
2015	70,672
2016	70,672
2017	70,672
2018	70,672
Thereafter	1,519,699
Total	$1,819,809

Note 12 – Long-term investments and refundable deposit

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the three and nine months ended March 31, 2014 and 2013

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, a deposit of $4,868,628 was made on December 23, 2011 to Henan Coal Seam Gas and is refundable when the joint venture commences operation.

For the three and nine months ended March 31, 2014 and 2013, there was no equity investment income or loss.

Note 13 – Loans

Short-term loan

On September 30, 2013, Baofeng entered a short-term non-interest bearing loan agreement with an unrelated individual to borrow $163,700. The loan was fully repaid on October 14, 2013.

Long-term loan

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which Bairui Trust agreed to loan Hongli approximately $58.4 million (RMB 360 million) with annual interest of 6.3%, of which approximately $29.2 million (RMB 180 million) would be due on April 2, 2013, and approximately $29.2 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately $4.88 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.23 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.11 million (RMB 50 million) with annual interest of 6.3% became due on October 2, 2013, and approximately $29.2 million (RMB 180 million) with annual interest of 6.3% became due on April 2, 2014.

For the payment due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting October 3, 2012. Such payment was paid in full on December 25, 2012.

For the payment due April 2, 2013, the Company paid $3.25 million (RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.01 million (RMB 80 million) as follows: (a) $3.25 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting April 23, 2013; (b) $4.88 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013; and (c) $4.88 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged 9.45% annual interest rate on the entire $13.01 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.3 million (RMB 310 million) with 9.9% annual interest rate as follow:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,114,380	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,245,752	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,868,628	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,868,628	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,211,770	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,309,158	¥310,000,000

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$3,245,752	¥20,000,000	April 2, 2015	December 3, 2013 – April 2,2015
4,868,628	30,000,000	April 2, 2015	January 3, 2014 – April 2,2015
4,868,628	30,000,000	April 2, 2015	February 3, 2014 – April 2,2015
8,114,380	50,000,000	January 2, 2015	October 3, 2013 –January 2,2015
29,211,770	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,309,158	¥310,000,000

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged the Company an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

Weighted average interest rate was 7.23% and 6.42% for the nine months ended March 31, 2014 and 2013, respectively. Total interest expense on short-term and long-term loans for the nine months ended March 31, 2014 and 2013 amounted to $2,963,194 and $2,929,609, respectively. No interest was capitalized into CIP.

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

Note 15 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	March 31, 2014	June 30, 2013
Other payable	$362,101	$681,381
Interest payable	2,121,007	1,038,156
Accrued liabilities (1)	499,991	509,804
Total	$2,983,099	$2,229,341

(1)	$120,000 of salary payable was included in accrued liabilities during the nine months ended March 31, 2014. As of June 30, 2013, $280,000 of salary payable included in accrued liabilities was payable to the Company’s CEO.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $318,416 and $140,465 at March 31, 2014 and June 30, 2013, respectively. Such advances are interest free, due on demand and will be settled in cash.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 21). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of March 31, 2014 and June 30, 2013, acquisition payable was $4,706,341 and $4,692,200, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal. Payment will be made when mine consolidation is completed.

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

The provision for income taxes consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
U.S. current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	445,945	404,717	1,511,634	1,436,211
Total	$445,945	$404,717	$1,511,634	$1,436,211

SinoCoking has incurred a net operating loss for income tax purposes for 2013. As of March 31, 2014, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $2,443,000, which may be available to reduce future years’ taxable income. The net operating loss carry forward will expire through 2033 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2014 and June 30, 2013, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and nine months ended March 31, 2014 and 2013, which consisted of the following:

	For three months ended		For nine months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Beginning balance	$773,000	$696,000	$715,000	$620,000
Additions	56,000	35,000	114,000	111,000
Ending balance	$829,000	$731,000	$829,000	$731,000

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $46.6 million as of March 31, 2014, which was included in consolidated retained earnings and will continue to be reinvested in its operations in China.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management were to conclude that such earnings will be remitted in the future.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For three months ended March 31,		For nine months ended March 31,
	2014	2013	2014	2013
VAT on sales	$4,422,941	$3,074,980	$15,368,143	$9,687,445
VAT on purchases	$4,189,062	$2,643,026	$14,039,697	8,297,254

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	March 31, 2014	June 30, 2013
VAT	$441,680	$404,427
Income tax	434,283	528,242
Others	173,330	200,781
Total	$1,049,293	$1,133,450

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

Options outstanding and exercisable at March 31, 2014 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	0.63 years	$96.00	9,185	0.63 years	$96.00

The following is a summary of changes in options activities:

Options
Outstanding, March 31, 2013	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2013	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2014	9,185

Warrants

As of March 31, 2014 and June 30, 2013, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $9 and $21 at March 31, 2014 and June 30, 2013, respectively. The decrease in fair value of warrants was $0 and $12 for the three and nine months ended March 31, 2014, respectively, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $1,150 and $715,997 and was recorded as gain on change in fair value of warrants for the three and nine months ended March 31, 2013.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, March 31, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding March 31, 2014	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 3.02 years as of March 31, 2014.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015, with remaining contractual term of 0.85 years as of March 31, 2014.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 0.94 and 0.96 years as of March 31, 2014, respectively.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, with remaining contractual term of 0.94 years as of March 31, 2014.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015, with remaining contractual terms of 1.25 years as of March 31, 2014.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For three months ended March 31		For nine months ended March 31
	2014	2013	2014	2013
Net income for earnings per share	$740,191	$504,780	$1,835,291	$1,996,418
Weight average shares used in basic and diluted computation	21,121,372	21,121,372	21,121,372	21,121,372
Earnings per share – basic and diluted	$0.04	$0.02	$0.09	$0.09

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 3,916,038 shares of common stock in the aggregate at March 31, 2014 and June 30, 2013, respectively. For the three and nine months ended March 31, 2014 and 2013, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through March 31, 2014, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying unaudited condensed consolidated financial statements.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 22 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons, for a period of one year. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. The lease was renewed on April 8, 2014, for one year.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$65,346,100	$59,599,865	$5,746,235
Hongchang new mining tunnels	1,557,961	1,298,301	259,660
Hongchang safety instruments	16,232,120	3,245,752	12,986,368
Xingsheng safety instruments	19,657,898	14,135,250	5,522,648
Hongchang mine consolidation	32,864,863	11,149,159	21,715,704
Total	$135,658,942	$89,428,327	$46,230,615

The Company has entered into annual coal purchase agreements with deliveries based on the Company’s quarterly demand. For the calendar year ending December 31, 2014, such agreements amount to approximately $162.9 million (RMB 1,001.4 million) in the aggregate.

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of March 31, 2014, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of March 31, 2014.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	March 31, 2014	June 30, 2013	50% of registered capital	Future contributions required as of March 31, 2014

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective for the three and nine months ended March 31, 2014 and 2013 are summarized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	‘2014	’2013	‘2014	’2013
Coke	$9,400,942	$8,083,768	$31,832,054	$27,714,728
Coal tar	711,750	349,546	2,122,665	1,087,540
Raw coal	-	652,957	-	2,886,244
Mid-coal	442,800	-	1,270,161	-
Washed coal	41,066	4,817,680	4,206,836	21,016,275
Coke power	35,075	-	1,184,075	-
Coal slurries	141,356	-	502,164	-
Crude benzol	220,893	-	560,150	-
Total	$10,993,882	$13,903,951	$41,678,105	$52,704,787

Note 25 – Subsequent event

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013 (see Note 13).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2014 and 2013, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of March 31, 2014, our coke related activities were carried out by Hongli’s branch operation, Baofeng Coking Factory (“Baofeng Coking”), coal related activities by three of Hongli’s subsidiaries, namely Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”), Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”) and Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”), and electricity generation by another Hongli subsidiary, Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”). Baofeng Shunli Coal Mining Co., Ltd. (“Shunli Coal”), the operator of Shunli coal mine and which we acquired in May 2011, was dissolved in July 2012, and we are in the process of transferring its mining rights and other assets to, and consolidating them, under Hongchang Coal.

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

In April 2013, we began leasing a coking facility from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for one year. The leased facility (the “Hongfeng plant”) has an annual capacity of 200,000 metric tons and is approximately 3 miles from our existing plant. Production began at the Hongfeng plant in August 2013, and we believe that the skills we gain from operating its coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (the “new plant”). On April 8, 2014, we renewed the lease for another year.

On December 9, 2013, we entered into a tripartite agreement with Fangda Special Steel Technology Co., Ltd. (“Fangda Steel”), China’s largest automobile spring steel producer, and Henan Shenhuo Group (“Shenhuo Group”), one of the six largest state-owned coal enterprises in Henan Province (the “tripartite agreement”). Pursuant to the tripartite agreement, we supply 6,000 metric tons of grade II coke and 3,000 metric tons of clean coke to Fangda Steel each month. As of the date of this report, we have received 23,000 metric tons of coal from Shenhuo Group while delivering 36,000 metric tons of grade II coke to Fangda Steel. Management currently estimates that we will require an additional 367,000 metric tons of washed coal in order to hit our targeted amount of grade II coke available for delivery by the end of fiscal year 2014.

In December 2013, we entered into an agreement with Jiyuan Tianlong Coking Co., Ltd. (“Jiyuan Tianlong”), an unrelated third party coke producer in Jiyuan City, Henan, to manage its equipment as it lacks access to suppliers and customers. During the term of the agreement, we would receive an annual management fee as well as all operating income, but would also be liable for any resulting loss. We began utilizing the equipment for our operations in January 2014, but terminated the agreement at the end of that month due to insufficient technical personnel to operate the equipment.

Results of Operations

Three and nine months ended March 31, 2014, as compared to three and nine months ended March 31, 2013

Overall, results of operations for the three and nine months ended March 31, 2014 largely impacted by the decreased sales of coal products.

On a macro level, management has observed the following trends which may have a direct impact on our operations in the near future: (1) there remains a glut of steam coal (used primarily by power plants) which continues to depress steam coal prices, impacting the overall Chinese coal market; and (2) the Chinese coke market continues to struggle with a limited demand from crude steel factories, while demand for high grade coke remains strong from specialized steel manufacturers.

Revenue

For the three months ended March 31, 2014, revenue decreased by $2,910,069 or 20.93% as compared to the same period last year, mainly from significant decrease in sales of coal products. Revenue and quantity sold by product type for the 2014 and 2013 periods are as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Three months ended March 31, 2013	$8,433,314	$5,470,637	$13,903,951
Three months ended March 31, 2014	10,368,661	625,221	10,993,882
Increase (decrease) in $	$1,935,347	$(4,845,416)	$(2,910,069)
Increase (decrease) in %	22.95%	(88.57)%	(20.93)%

Quantity sold (metric tons)
Three months ended March 31, 2013	39,577	38,576	78,153
Three months ended March 31, 2014	49,411	13,263	62,674
Increase (decrease) in metric tons	9,834	(25,313)	(15,479)
Increase (decrease) in %	24.85%	(65.62)%	(19.81)%

94.31% of our three-month revenue came from coke products and 5.69% from coal products, as compared to 60.65% from coke products and 39.35% from coal products for the same period last year.

For the nine months ended March 31, 2014, revenue decreased by $11,026,682 or 20.92% to $41,678,105 as compared to the same period of last year, likewise from decreased sales of coal products. Revenue and quantity sold by product type for the 2013 and 2014 periods as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Nine months ended March 31, 2013	$28,802,268	$23,902,519	$52,704,787
Nine months ended March 31, 2014	35,698,944	5,979,161	41,678,105
Increase (decrease) in $	$6,896,676	$(17,923,358)	$(11,026,682)
Increase (decrease) in %	23.94%	(74.99)%	(20.92)%

Quantity sold (metric tons)
Nine months ended March 31, 2013	146,713	159,291	306,004
Nine months ended March 31, 2014	168,175	64,162	232,337
Increase (decrease) in metric tons	21,462	(95,129)	(73,667)
Increase (decrease) in %	14.63%	(59.72)%	(24.07)%

85.65% of our nine-month revenue came from coke products and 14.35% from coal products, as compared to 54.65% from coke products and 45.35% from coal products for the same period of last year. The shifting percentages for both the three and nine-month periods reflect continuing efforts to adapt our operating strategy to market conditions. As coal demand remains weak due to oversupply of crude steel, we continue to curtail raw coal and washed coal trading activities to focus instead on sales of coke products such as under the tripartite agreement.

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

Average selling price per metric ton for our principal coke products are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzene		Coke powder
Three months ended March 31, 2013	$212	$258	$	N/A	$	N/A
Three months ended March 31, 2014	198	320		1,045		138
Increase (decrease) in $	$(14)	$62.5		$1,045		$138
Increase (decrease) in %	(6.60)%	24.03%		N/A		N/A

Nine months ended March 31, 2013	$195	$257		$738		$164
Nine months ended March 31, 2014	207	319		837		165
Increase in $	$12	$62		$99		$1
Increase in %	6.15%	24.12%		13.41%		0.61%

Average selling price per metric ton for our principal coal products are as follows for the periods indicated:

Average Selling Price of Coal Products

	Raw coal	Thermal coal		Coal slurries		Washed coal
Three months ended March 31, 2013	$58	$	N/A	$	N/A	$176
Three months ended March 31, 2014	N/A		49		33	N/A
Increase (decrease) in $	$(58)		$49		$33	$(176)
Increase (decrease) in %	N/A		N/A		N/A	N/A

Nine months ended March 31, 2013	$64		$49		$42	$184
Nine months ended March 31, 2014	N/A		49		39	167
Increase (decrease) in $	$(64)		$0		$(3)	$(17)
Increase (decrease) in %	(100)%		0%		(6.8)%	(9.24)%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, timing of sales, delivery terms, and our relationships with our customers and negotiations of their purchase orders.

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

Revenue and quantity sold of each coke product for the three months ended March 31, 2013 and 2014 are as follows:

	Coke	Coke powder	Coal tar	Crude benzene	Total

Revenue
Three months ended March 31, 2013	$8,083,768	$-	$349,546	$-	$8,433,314
Three months ended March 31, 2014	9,400,942	35,075	711,750	220,893	10,368,660
Increase in $	$1,317,174	$35,075	$362,204	$220,893	$1,935,346
Increase in %	16.29%	100.00%	103.62%	100.00%	22.95%

Quantity sold (metric tons)
Three months ended March 31, 2013	38,220	-	1,357	-	39,577
Three months ended March 31, 2014	46,800	1,184,075	2,196	210	49,411
Increase in metric tons	8,580	1,184,075	839	210	9,834
Increase in %	22.45%	100.00%	61.83%	100.00%	24.85%

Revenue and quantity sold of each coke product for the nine months ended March 31, 2013 and 2014 are as follows:

	Coke	Coke powder	Coal tar	Crude benzene	Total

Revenue
Nine months ended March 31, 2013	$26,226,47	$1,149,000	$1,087,540	$339,257	$28,802,268
Nine months ended March 31, 2014	31,832,054	1,184,075	2,122,665	560,151	35,698,945
Increase in $	$5,605,583	$35,075	$1,035,125	$220,894	$6,896,677
Increase in %	21.37%	3.05%	95.18%	65.11%	23.94%

Quantity sold (metric tons)
Nine months ended March 31, 2013	135,030	6,992	4,231	460	146,713
Nine months ended March 31, 2014	153,664	7,198	6,645	669	168,176
Increase in metric tons	18,634	206	2,414	209	21,463
Increase in %	13.8%	2.94%	57.06%	45.5%	14.63%

Higher coke revenue period-over-period for the three and nine-month periods resulted from sales to specialized steel producers such as Fangda Steel, while favorable market and pricing conditions contributed to higher coal tar and crude benzene revenues.

Revenue and quantity sold of each coal product for the Three months ended March 31, 2013 and 2014 are as follows:

	Raw coal	Thermal Coal	Coal slurries	Washed coal	Total

Revenue
Three months ended March 31, 2013	$652,957	$-	$-	$4,817,680	$5,470,637
Three months ended March 31, 2014	-	438,068	139,293	-	577,361
Increase (decrease) in $	$(652,957)	$438,068	$139,293	$(4,817,680)	$(4,893,276)
Increase (decrease) in %	(100)%	N/A	N/A	(100.00)%	(89.45)%

Quantity sold (metric tons)
Three months ended March 31, 2013	11,281	-	-	27,295	38,576
Three months ended March 31, 2014	-	8,982	4,282	-	13,264
Increase (decrease) in metric tons	(11,281)	8,982	4,282	(27,295)	(25,312)
Increase (decrease) in %	(100)%	N/A	N/A	(100.00)%	(65.62)%

Revenue and quantity sold of each coal product for the nine months ended March 31, 2013 and 2014 are as follows:

	Raw coal	Thermal Coal	Coal slurries	Washed coal	Total

Revenue
Nine months ended March 31, 2013	$2,886,244	$827,361	$360,808	$21,016,275	$23,902,519
Nine months ended March 31, 2014	-	1,270,161	502,164	4,206,836	5,979,161
Increase (decrease) in $	$(2,886,244)	$442,800	$141,356	$(2,886,244)	$(2,886,244)
Increase (decrease) in %	(100.00)%	53.52%	39.18%	(13.73)%	(12.08)%

Quantity sold (metric tons)
Nine months ended March 31, 2013	44,858	17,061	8,680	114,433	159,291
Nine months ended March 31, 2014	-	26,043	12,962	25,158	64,163
Increase (decrease) in metric tons	(44,858)	8,982	4,282	(89,275)	(95,128)
Increase (decrease) in %	(100.00)%	52.64%	49.33%	(78.02)%	(59.72)%

Lower revenues attributable to raw coal and washed coal period-over-period for both the three and nine-month periods reflected our shifting operational strategy in light of a continuing weak coal market. There were opportunities, however, to sell thermal coal and coal slurries, which we took advantage of in order to generate income and control inventory.

Cost of Revenue

Cost of revenue decreased by 27.68% for the three months ended March 31, 2014, from $11,815,066 to $8,545,142, and decreased by 25.55% from 45,770,689 to $34,076,508 for nine month ended March 31, 2014. The decrease for both the three and nine-month periods resulted from decreased coal product sales and decreased purchasing costs of coal, offset by increased coke product sales.

Gross Profit

Gross profit and gross profit margin for both the three and nine months ended March 31, 2014 improved from the same periods a year ago from sales of higher margin products such as crude benzene and coal tar.

Gross profit for the three months ended March 31, 2014 was $2,448,740, an increase of $359,855 or 17.23%, from $2,088,885 for the same period last year, and gross profit margin increased by approximately 15.02% to 22.55%.

Gross profit for the nine months ended March 31, 2014 was $7,601,597, an increase of $667,499 or 9.63%, from $6,934,098 for the same period last year, and gross profit margin increased by approximately 13.16% to 18.3%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative (“G&A”) expenses, was $421,195 for the three months ended March 31, 2014, a decrease of $148,878 or 26.12% as compared to the same period last year. This was largely due to a decrease in G&A expenses, which decreased by $154,957 or 35.73%, to $342,598 from cost cutting measures which have reduced our consulting and public relationship fees as well as our payroll. Selling expenses, on the other hand, increased by $41,579 or 112.32% to $78,597 in connection with the tripartite agreement.

Operating expenses was $1,539,776 for the nine months ended March 31, 2014, a decrease of $324,227 or 17.39% as compared to the same period last year, mainly from reducing our G&A expenses, which decreased by $319,803 or 18.37%, to $1,421,425. Selling expenses only decreased slightly by $4,424 or 3.6%, to $118,351. On the other hand, we incurred bad debt expense of $89,298 for the nine month ended March 31, 2014 from forfeiting our lease deposit for an office in Beijing, which we did not have for the nine month ended March 31, 2013.

Other Income and Expense

Other income and expense includes financing income and expense (which consist of the net of interest and other financing expenses and income), income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended March 31, 2014, we had net other expense of $841,409 from the following:

(1)	interest income from bank and loans to unrelated third parties of $58,895;

(2)	interest expense of $872,615 from our loans with Bairui Trust Co., Ltd. (“Bairui Trust”);

(3)	banking expense of $27,689; and

(4)	gain of $12 in the fair value of warrants.

For the three months ended March 31, 2013, we had net other expenses of $609,315 from the following:

(1)	interest income of $174,788 from an $8.0 million loan to an unrelated third party;

(2)	interest expense of $819,489 from our loans with Bairui Trust, and $91,055 from our lines of credit with Shanghai Pudong Development Bank (“SPDB”);

(3)	financing expense of $94,547 from the discounting of unmatured bank notes from our customers;

(4)	dividend income of $219,838 from our investment in Pingdingshan Xinhua District Rural Cooperative Bank (the “Cooperative Bank”); and

(5)	gain of $1,150 in the fair value of warrants.

In addition, we did not capitalize any interest expense for construction in progress since construction at the new plant was halted during the period.

For the nine months ended March 31, 2014, we had net other income of $2,714,896 from the following:

(1)	interest income from bank and loans to unrelated third parties of 426,235;

(2)	interest expense of $2,963,194 to Bairui Trust; and

(3)	banking expense $177,949.

For the nine months ended March 31, 2013, we had net other expenses of $1,637,466 from the following:

(1)	interest income of $605,889 from an $8.0 million loan to an unrelated third party;

(2)	interest expense of $2,636,648 from our loans with Bairui Trust, and $292,961 from our lines of credit with SPDB;

(3)	finance expense of $257,914 from the discounting of unmatured bank notes from our customers;

(4)	other income of $228,171, including approximately $220,000 in dividend income, from our investment in the Cooperative Bank; and

(5)	gain of $715,997in the fair value of warrants.

In addition, we did not capitalize any interest expense for construction in progress since construction at the new plant was halted during the period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2014 increased by $41,228 to $445,945, due primarily to higher taxable income from Hongli’s operations.

Similarly, provision for income taxes for the nine months ended March 31, 2014 increased by $75,423 to $1,511,634.

Net Income

Net income for the three months ended March 31, 2014, including change in fair value of warrants, was $740,191, as compared to $504,780 for the same period last year.

Net income for the nine months ended March 31, 2014, including change in fair value of warrants, was $1,835,291, as compared to $1,996,418for the same period last year.

Liquidity and Capital Resources

As of March 31, 2014, our cash balance was $204,341, which was not sufficient for future operations. Our financial statements have accordingly been prepared in accordance with U.S. GAAP on a going concern basis.  The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon the liquidation of our current assets. In addition to our low cash position at March 31, 2014, we were slow in collecting our loans receivable and granted an extension as to their repayments as well as the related interest receivable. We also did not make a quarterly interest payment of approximately $2.12 million originally due on March 31, 2014 (now extended to February 28, 2015) to Bairui Trust in connection with our long term loan. Our monthly interest expense to Bairui Trust loan is $493,512, and the amount now due is approximately $2.92 million.

To improve our financial position, we are seeking support from our banks to finance the construction of the new plant, as we believe that the higher margin coke products it is designed to produce are necessary in light of market conditions and will be crucial for the future of our business. We may also be able to obtain lines of credit by pledging our mining rights as collateral once the mine consolidation schedule can be finalized. In addition, we are looking to improve collection from existing customers while seeking other opportunities such as the tripartite agreement to improve operating cash flow. In the meantime, we are continuing our efforts to increase sales of higher profit margin coke products. Management believes that if successfully executed, the foregoing actions would enable us to continue as a going concern.

As discussed in Note 1 to the financial statements included in our Form 10-K for the fiscal year ended June 30, 2013, we also reported liquidity and going concern issues as of June 30, 2013.

In summary, our cash flows are as follows:

	Nine months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(751,873)	$5,250,949
Net cash used in investing activities	-	(8,655,078)
Net cash provided by financing activities	176,962	3,183,522

Net Cash Provided by (Used in) Operating Activities

Net operating outflows for the nine months ended March 31, 2014 mainly resulted from a combination of the following factors: (1) approximately $1.41 million in increased other receivables comprising mainly of interest receivable from Capital Paradise Limited; (2) approximately $2.22 million in increased coke inventory largely in connection with our obligations under the tripartite agreement; and (3) approximately $1.96 million in increased prepayment for raw coal in connection to our obligations under the tripartite agreement. These factors were offset by (1) $0.8 million in non-cash expenses; (2) 1.67 million in increased accounts payable relating to our obligations under the tripartite agreement; and (3) 0.75 million in increased other payable and accrued liabilities mainly from interest payable to Bairui Trust.

Net operating inflow for the nine months ended March 31, 2013, was $5,250,949, excluding non-cash adjustments, resulting from: (1) approximately $3.7 million in decreased account receivables due to better customer credit control; (2) approximately $2.7 million in decreased supplier advances as a result of our inventory control; (3) $0.6 million in decreased prepayments due to inventory received within this quarter; and (4) $0.4 million in increased other payables and accrued liabilities. Such inflow was offset by: (1) $2.7 million increase in other receivables mainly due to a $3.2 million deposit to bid for a financial instrument from Pingdingshan Rural Credit Cooperative Union at an auction; (2) $0.4 million in increased note receivables; and (3) $0.4 million in decreased tax payables.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2014, we had no cash transactions in investing activities.

During the nine months ended March 31, 2013, we loaned $9.5 million to an unrelated party, which was repaid in full in April 8, 2013. We also loaned $0.35 million to another unrelated party, and received repayment of $1.2 million in loan principal from this same party.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2014, net cash provided by financing activities resulted from a combination of the following factors: (1) SPDB removed restriction on approximately $9.8 million on deposit due to the maturity of related notes payables; (2) we repaid approximately $9.8 million of such notes payable; and (3) we obtained a short-term loan from an unrelated party of $162,700 on October 1, 2013, which was repaid on October 14, 2013.

For the nine months ended March 31, 2013, we increased our restricted cash deposit with SPDB by $6.3 million in order to obtain more bank notes from the bank, settled $9.5 million of matured note payables with SPDB, and paid $4.8 million due December 25, 2012, to Bairui Trust. In February 2013, we obtained $9.5 million in bank notes, as well as $9.5 million in cash, from SPDB in order to increase our working capital.

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

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB360 million (approximately $57.06 million), of which RMB 180 million was due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) became due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.2 million (RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $12.7 million (RMB 80 million). Of such remaining principal, the due date for $3.2 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged 9.45% annual interest rate on the entire $12.7 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.7 million (RMB 310million) with 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,185,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,274,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,911,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,911,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,466,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,747,000	¥310,000,000

On April 2, 2014, the parties entered into another supplement agreement which replaced the extension agreement dated October 1, 2013, as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$3,245,752	¥20,000,000	April 2, 2015	December 3, 2013 – April 2,2015
4,868,628	30,000,000	April 2, 2015	January 3, 2014 – April 2,2015
4,868,628	30,000,000	April 2, 2015	February 3, 2014 – April 2,2015
8,114,380	50,000,000	January 2, 2015	October 3, 2013 –January 2,2015
29,211,770	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,309,158	¥310,000,000

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

Our business plan involves growing our business through the following:

•	Expand production capability of higher margin coke products such as crude benzene and other derivative byproducts in order to hedge against the unfavorable market conditions for coal and coke that we are facing.

•	Look for opportunities to build long-term relationship with quality coal producers to ensure our supply. To that end, Shenhuo Group is already supplying us under the tripartite agreement. Under such arrangement, we do not need to make any prepayments or purchase inventory until all coke products ordered by Fangda Steel are delivered, and our receivables from Fangda Steel are settled. As such, we can increase coke sales without significant demand on working capital.

The following is expected to require capital resources:

•	New Coking Facility. We are seeking the support from our banks to finance the construction of the new plant, which support we hope to secure so that construction can recommence before the end of 2014.

•	Coal Mine Safety Improvement Projects. We are required by the Henan government to upgrade safety-related systems at our coal mines in order to be approved to resume our mining operations. The total estimated cost for such upgrades is approximately $35.0 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. As of the date of this report, we have paid approximately $16.9 million for these projects. We are also in the process of merging the operations of Hongchang mine, Shunli mine and Shuangrui mine into a fully integrated mining operation. The total estimated cost of such integration is approximately $32.0 million, of which we have paid approximately $10.9 million.

•	Bairui Trust Loan. We will be required to make upcoming payments of approximately, $8.1 million (RMB 50 million) due in January 2015, approximately $13.0 million (RMB 80 million) due in April 2015, and approximately $29.2 million (RMB 180 million) due in October 2, 2015.

During the nine months ended March 31, 2014, we had no capital expenditures.

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

Based on their evaluation of the disclosure controls and procedures, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting as of March 31, 2014:

•	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. The Company’s Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

•	We have not completed our internal control processes for some of our major cycles and have not performed any testing on any of our internal controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations, as the Company has no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 *
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2014 *

101. INS	XBRL Instance Document * **
101. SCH	XBRL Taxonomy Extension Schema Document * **
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101. LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: May 23, 2014	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2014	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

