Form 10-K
period 2014-06-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2014-09-29
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________________ to _________________________________

Commission File Number:	001-15931

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, Inc.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of December 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $15,304,116, based on a closing price of $1.16 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of September 29, 2014, the registrant had 23,960,217 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2014

i

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

ii

Part I

ITEM 1.	Business.

General Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products currently include raw coal, washed coal, “medium” or mid-coal, coal slurries, coke, coal tar and crude benzol, although we anticipate continuing to reduce our reliance on coal products and expand into the clean energy industry. We also generate electricity from gas emitted during the coking process, which we use primarily to power our operations.

In May 2014, we commenced plans to further extend our coal and coke operations into the clean-burning synthetic gas field. During the beginning of July 2014, we started an investment plan of approximately $7.8 million or RMB 48 million to build a coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”). The construction is expected to completed near the end of September 2014 and commence its production by the middle of October 2014. The annual capacity of the coke gasification facility is designed at 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour.

On August 28, 2014, we also entered into a cooperative agreement with North China Institute of Science and Technology at underground coal gasification development to refine and implement a technology at converting our coal mines with 2.3 million tons of coal recovery reserves into syngas. At the first phase of this cooperation, we will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. The construction is scheduled to be commenced by October 2014 and completed in February 2015. Our target is to build an underground coal gasification facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour. The required funding may come from our operations and loans from financial institutions.

With the plans at coke and coal gasification implementation, we will be able to transition from a producer of coal and coke products to a multifunctional energy company engaged in providing coal, coke, and clean-burning synthetic gas (“syngas”).

Our business operations are conducted by Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. (“Hongli”), which we control through contractual arrangements that Hongli and its owners have entered into with Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), a wholly-owned subsidiary of Top Favour Limited (“Top Favour”), a British Virgin Island company and our wholly owned subsidiary. These contractual arrangements provide for management and control rights, and in addition entitle us to receive the earnings and control the assets of Hongli. Other than our interests in the contractual arrangements, we do not own any equity interests in Hongli.

Currently:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”).

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold pending the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below):
(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

We intend to transfer all coal mining operations from Hongli’s subsidiaries to a joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), which equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements.

In addition, once we complete construction of our new coking plant with an annual production capacity of 900,000 metric tons, we intend to operate the plant through Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun Coking”), a wholly-owned subsidiary of Hongli. As of the date of this Report, however, construction is not actively proceeding (see “Our Products and Operations – Coke – New Coking Facility” below), and Hongrun Coking has not commenced operations.

On December 9, 2013, we entered into a tripartite agreement with Fangda Special Steel Technology Co., Ltd. (“Fangda Steel”), China’s largest automobile spring steel producer, and Henan Shenhuo Group (“Shenhuo Group”), one of the six largest state-owned coal enterprises in Henan Province (the “tripartite agreement”). Pursuant to the tripartite agreement, we have agreed to supply up to 6,000 metric tons of grade II coke and 3,000 metric tons of clean coke to Fangda Steel each month at Fangda Steel’s order. As of the date of this report, we have received 23,000 metric tons of coal from Shenhuo Group while delivering 36,000 metric tons of Grade II coke to Fangda Steel. Management currently estimates that we will require an additional 367,000 metric tons of washed coal in order to hit our targeted amount of grade II coke available for delivery by the end of calendar year 2014.

On April 8, 2014, we renewed our lease of a coking facility (the “Hongfeng plant”) from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for an additional year. We began leasing the Hongfeng plant in April 2013. The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from our Baofeng plant. We believe that the skills we gain from operating such coke ovens will be invaluable for operating our 900,000 metric ton facility that is still under construction (the “new plant”).

In July 2014, we started construction to retrofit our existing coking facility to produce clean-burning syngas. The construction of this facility, which included the installation of gas furnaces, electrical equipment and consoles, as well as transporting system, dust removal system, and cooling and purification system, is expected to be completed near the end of September 2014 and will take a 60-day testing and calibration phase. At full capacity, the Company expects that this facility will produce approximately 25,000 cubic meters of syngas per hour or 219,000,000 cubic meters of syngas a year.

As of June 30, 2014, we have working capital of $6,760,391. On September 18, 2014, we sold 2,818,845 shares of our common stock for $14.3 million. However, our cash flow from operating activities during the year ended June 30, 2014 was an outflow of $648,678 and our cash balance was $0.2 million as of June 30, 2014, comparing to our short-term loans of $21 million which will due in the next 12 months. Our ability to continue as a going concern depends upon our expenditure requirements and repayments of our short-term and long-term loan facilities with Bairui Trust Co., Ltd. (“Bairui Trust”) as and when they fall due. See “Risk Factors – Risks Related to Our Business – If we cannot continue as a going concern, you will lose your entire investment” and “If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations”.

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

Top Favour

Top Favour is a holding company incorporated in the British Virgin Islands on July 2, 2008. Top Favour was formed by the Owners (defined below) as a special vehicle for raising capital outside of the PRC. Other than holding 100% of the equity interests in Hongyuan and facilitating loan transactions for Hongli and its subsidiaries, Top Favour has no operations of its own.

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

Currently, Hongli has a branch, six subsidiaries and a joint-venture as follows (each a “Hongli company,” and with Hongli collectively “Hongli Group”):

Branch:

•	Baofeng Coking was established on May 31, 2002 as a branch of Hongli.

Subsidiaries:

•	Hongchang Coal is a limited liability company formed in the PRC on July 19, 2007 with registered capital of RMB 3 million. Hongchang Coal is wholly-owned by Hongli and holds the rights to mine Hongchang coal mine. Hongli also holds the rights to mine Shunli coal mine.

•	Hongguang Power is a limited liability company formed in the PRC on August 1, 2006 with registered capital of RMB 22 million. Hongguang Power is wholly owned by Hongli.

•	Hongrun Coking is a limited liability company formed in the PRC on May 17, 2011 with registered capital of RMB 30 million. Hongrun Coking is a wholly-owned subsidiary of Hongli.

•	Shuangrui Coal is a limited liability company formed in the PRC on March 17, 2009 with registered capital of RMB 4,029,960. Hongchang Coal currently holds 100% of the equity interests of Shuangrui Coal. Hongli initially acquired 60% of such interests on May 20, 2011, and when it acquired the remaining 40% on June 20, 2012, Hongli concurrently transferred all 100% of Shuangrui Coal to Hongchang Coal, which transfer has been registered with the Pingdingshan AIC. As of the date of this Report, Hongli has not yet paid any consideration for the 40% as negotiation with its seller remains ongoing, although we have accrued for such consideration of $4.7 million or RMB 29 million based on its fair market value. Shuangrui Coal holds the rights to mine the Shuangrui coal mine. We intend to dissolve Shuangrui Coal in the future and consolidate its mine assets under Hongchang Coal.

•	Xingsheng Coal is a limited liability company formed in the PRC on December 6, 2007 with registered capital of RMB 3,634,600. Hongli currently holds 60% of the equity interests of Xingsheng Coal. Xingsheng Coal holds the rights to mine the Xingsheng coal mine.

•	Zhonghong is a limited liability company formed in the PRC on December 30, 2010 with registered capital of RMB 10,010,000, which was increased to RMB 20 million on April 14, 2011, and to RMB 51 million on July 12, 2011. Zhonghong’s equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements, namely, Messrs. Hui Zheng and Jiangong Fan, vice president of operations and a department manager at Hongli, respectively, and an unrelated party who also serves as Zhonghong’s general manager. Zhonghong holds our interests in Hongyuan CSG, our joint-venture with Henan Coal Seam Gas.

Joint-Venture:

•	Hongyuan CSG is a joint-venture established in the PRC on April 28, 2011 by Zhonghong (49%) and Henan Coal Seam Gas (51%). Hongli’s interests in the joint-venture are held by Zhonghong.

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

 However, control based on contractual arrangements may ultimately not be as effective as direct ownership, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli Group. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.” As of September 29, 2014, Mr. Lv held approximately 33% of our issued and outstanding common stock, and 85.40% of the equity interests of Hongli. As such, we believe that our interests remain aligned with the Owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned. See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

5

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

Coal

We sell coal, including raw (unprocessed) coal, washed coal, mid-coal and coal slurries (see “Coal Washing” below), and also use washed coal to make coke. We currently control four coal mines (see “Property, Plant and Equipment” below). Until June 2010, we largely extracted coal from Hongchang coal mine to meet our needs, although we also engaged in coal trading. As described under “Coal Mining Moratorium” below, however, we have been unable to extract coal since September 2011. We have instead been relying on coal purchased elsewhere, including from Shanxi, Qinghai and Inner Mongolia, to meet our requirements. Our coal purchases for the fiscal years ended June 30, 2013 and 2014 are as follows:

Annual Purchases*
Fiscal Year	(metric tons)
2013	384,515
2014	373,112

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

Henan Coal Seam Gas has not yet made a determination as to the safety at Shuangrui and Shunli coal mines, and we do not know when such determination will be made, if at all. In addition, our objective in acquiring Shuangrui Coal, Xingsheng Coal and Shunli Coal is their mining rights, and their sellers were required to dispose of all other assets and liabilities before the transfer of equity interests to us is complete, and to assume all rights and obligations to such assets and liabilities until their disposal, which rights and obligations we would disclaim should any such asset or liability remains in the company after the transfer of equity interests to us is complete. The equity interests have been transferred to us, and the assets and liabilities have been disposed as of the date of this Report.

If all four mines can resume operations, it is our present intention to transfer our interests in them to, and to operate them through, Hongyuan CSG. Such transfer, if carried out, would reduce any future revenue we may receive from these mines by 31%, or pro rata to the 49% of the joint-venture that we control. Nevertheless, we believe that such transfer would be in our best interests by reducing any risk of loss from potential future policy changes by the central and provincial governments through the presence and influence of Henan Coal Seam Gas, our joint-venture partner.

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

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. The bulk of the washed coal we produce is intended for our coking needs, although we sell if the pricing is favorable. In addition to washed coal, the coal-washing process produces two byproducts:

•	“Medium” coal (or “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, then sold for electricity generation, and domestic and industrial heating applications.

•	Coal slurries (or “coal slime”) are the castoffs and debris from the washing process. Coal slime can be used as a fuel with low thermal value, and are sold “as is” or mixed with mid-coal to produce a blended mixture.

Our annual production volumes of washed coal, mid-coal and coal slime for the fiscal years ended June 30, 2013 and 2014 are as follows:

	Annual Production
	(metric tons)
Fiscal		Mid	Coal
Year	Washed Coal	Coal*	Slurries*
2013	90,461	45,230	15,077
2014	99,164	33,051	16,450

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

According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality. Generally, our customers do not have specific content requirements, but we may make certain adjustments, such as to moisture content, upon request. The amount of each grade of coke that we produce is based on market demands, although historically our customers have mostly required Grade II coke which has higher profit margin than other types of coke. For the fiscal years ended June 30, 2013 and 2014, we only produced Grade II coke.

We currently operate two plants: the Baofeng plant, which we own, and the Hongfeng plant, which we lease from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. since April 2013. At the Baofeng plant, we produce coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from the Baofeng plant. We commenced production in August 2013. We believe that the skills we gain from operating its ZN-43 type coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (see “New Coking Facility” below).

After being processed at our coal-washing facility, coal is sent to a coal blending room (either the Baofeng plant or the Hongfeng plant), where it is crushed and blended to achieve an optimal coking mixture. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is next tamped, or packed, prior to being transported by conveyor to a coal bin to be fed into the waiting oven below. This tamping process allows the use of lower quality washed coal without affecting the quality of the coke produced. After processing through temperature-controlled ovens at temperature of 1,200° C (2,192° F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to our private rail line to be air-dried. Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.

For the fiscal years ended June 30, 2013 and 2014, we produced the following volumes of metallurgical coke:

Annual Production
Fiscal Year	(metric tons)
2013	152,384
2014	226,944

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

Our annual production volumes of coal tar for the years ended June 30, 2013 and 2014 are as follows:

Annual Production
Fiscal Year	(metric tons)
2013	6,379
2014	9,032

Both the Baofeng and Hongfeng plants produce sulfur and ammonia sulfate, but only the Hongfeng plant produces other byproducts such as crude benzol, benzene, sulfur-based chemicals and methanol.

New Coking Facility

On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to the Baofeng plant.  As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack, and are in the process of installing the coal preparation, cooling, recycling, and auxiliary systems, as well as framing the coal blending structure and coal yard. Originally anticipated to be completed at the end of December 2011, we have slowed down construction in light of ongoing weak demand for coke. We plan to complete the plant and commence operations once market improves and stabilizes, which we currently expect to be some time in calendar 2015, although there is no guaranty that this will happen.

When completed as designed, this new plant is expected to have an estimated coke-producing capacity of up to 900,000 metric tons per year, as well as the ability to generate power, distill chemicals such as crude benzol, sulfur and ammonium sulfate from the coking process and produce purified coal gas. Our plans to provide the coal gas as a fuel source to local residents through the state-owned gas grid have received approval from the authorities of Daying County, and we currently plan to offer the coal gas at a price per thermal equivalent unit that is estimated to be 20% less than the current price of liquid natural gas, a competing alternative. Hongrun Coking will operate the new plant.

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

Our annual amounts of electricity generated for the years ended June 30, 2013 and 2014 are as follows:

Annual Generation
Fiscal Year	(kilowatt)
2013	5,790,938
2014	5,834,093

Synthetic Gas

New Synthetic Gas Facility

In May 2014, we commenced plans to further extend our coal and coke operations into the clean-burning synthetic gas field. During the beginning of July 2014, we started an investment plan of approximately $7.8 million or RMB 48 million to build a coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”), which included the installation of gas furnaces, electrical equipment and consoles, as well as transporting system, dust removal system, and cooling and purification system. The construction is expected to completed near the end of September 2014 and commence its production by the middle of October 2014. The annual capacity of the coke gasification facility is designed at 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour.

On August 28, 2014, we also entered into a cooperative agreement with North China Institute of Science and Technology at underground coal gasification development to refine and implement a technology at converting our coal mines with 2.3 million tons of coal recovery reserves into syngas. At the first phase of this cooperation, we will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. The construction is scheduled to be commenced by October 2014 and completed in February 2015. Our target is to build an underground coal gasification facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour. The required funding may come from our operations and loans from financial institutions.

Syngas is a clean energy alternative which consists primarily of hydrogen, carbon monoxide, and some carbon dioxide. Syngas is usually a product of gasification and the main application is electrical generation. it can also be used as a fuel of internal combustion engines or used in the Fischer-Tropsch process to produce diesel or converted into methane, methanol and dimethyl ether in catalytic processes.

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

We have a flexible credit policy, and adjust credit terms for different types of customers. Depending on the customer, we may allow open accounts, or require acceptance bills or cash on delivery. We consider the creditworthiness and the requested credit amount of each customer when determining the appropriate payment arrangements and credit terms, which generally do not exceed a period over 90 days. We evaluate the creditworthiness of potential new customers before entering into sales contracts and reassesses customer creditworthiness on an annual basis. We require immediate settlement of accounts upon delivery for customers without an established history.

Coke Sales

Coke sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2013	149,882	$31,171,635	47%	$208
2014	191,303	$38,917,211	77%	$203

The coke revenues increased 24.85%, as a result of a 27.64% increase of coke quantity, slightly offset by the coke average price decrease of 2.18%. Although the market demand of coke has been weak since 2013, our revenues from coke products still increased $4.8 million or 12.29%, resulting from demand from special steel customers such as Fangda Steel and also the favorable market and pricing conditions contributed to coal tar and crude benzol revenues.

Raw Coal Sales

Raw coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

Raw Coal Sales
Weighted
Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons) (1)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2013	55,102	$3,356,797	5%	$61
2014	-	$-	-%	$-

Generally, coal’s sale price is affected by its thermal value, together with its chemical composition and other properties such as moisture and ash and sulfur contents. Sale prices are also affected by general market conditions and supply and demand. Corresponding to the general slowdown of the Chinese economy, demand for raw coal dropped especially since the second half of fiscal 2013. During the fiscal year of 2014, we terminated business relationship with some coal customers for (1) weak market demand for raw coals in 2014; (2) being unable to reach certain sale terms, including payment terms and selling price. In response to the termination, we stopped to sell raw coal in 2014 but focused on our coke operations for higher profitability.

Washed Coal Sales

Washed coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Washed Coal Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2013	132,930	$24,272,969	36%	$183
2014	25,158	$4,201,698	8%	$167

In addition to general market conditions and supply and demand, washed coal’s sale price is heavily dependent on its quality and composition. Like raw coal, demand for washed coal was weak since fiscal 2013. Thus, we turned to converting raw coal and washed coal to coke which could contribute more stable and profitable margin.

Coal Tar Sales

Coal tar sales for the last two fiscal years ended in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2013	6,433	$1,719,416	3%	$267
2014	9,032	$2,884,303	6%	$391

Because we currently lack a separate process to refine and prepare coal tar as a homogenous product, the quality and characteristics of coal tar that we produce can vary, which in turn affect our sale price. General market conditions and supply and demand also affect sale price. As result of the technology upgrade with leasing a recovery stamping coke oven in Hongfeng plant, the Baofeng plant yielded more and better quality coal tar and crude benzol. We started to lease the recovery stamping coke oven in Hongfeng plant which is using an upgrade coking technology and conducted trail production since April 2013. With a one-year learning curve and quality control management, we would be able to produce more qualified crude benzol and coal tar which resulted in our increase in production and revenues in fiscal year 2014 compared to fiscal year 2013.

Customers

We sell our products only in China. The following customers each accounted for 10% or more of our total revenue for fiscal 2014:

	Sales to Customer	Sales to Customer
Customer	($)	as a % of Revenue
Wuhan Railway Zhongli Group	$11 million	21.23%
FangDa Special Steel Ltd.	$16 million	32.59%

The largest customer of each principal product for fiscal 2014 is as follows:

		% of Product Bought by
Customer	Product	Customer
FangDa Special Steel Ltd.	Coke	42.09%
Zhengzhou Baonuo Trading Ltd.	Coal*	8.36%
Wang Fashun	Coal tar	5.74%

*	Includes both raw and washed coal.

None of these customers is related to or affiliated with us.  Our sales personnel conduct routine visits to our customers. We have long-standing relationships with our customers, and management believes that our relationships with them are stable.

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

We also truck coke from the Hongfeng plant (which is not directly connected by rail) to our platform for loading. Customers can also arrange for trucks to take delivery from both plants.

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

Suppliers

We purchase from various suppliers within China. The following suppliers each accounted for 10% or more our total purchases for fiscal 2014:

	Materials	Amount of Purchase		% of Total
Supplier	Supplied	($)		Purchases
Xin yu Fang Da Special Steel Ltd.	Washed Coal	10,071,724		24.63%
Henan Shenhuo International Trade Ltd.		5,223,474	*	12.78%
	Raw Coal	1,356,688		3.32%
	Washed Coal	3,866,786		9.46%
Gansu Yiaojie Coal & Electricity Group Ltd.	Raw Coal	4,571,502		11.18%

*            Henan Shenhuo International Trade Ltd.’s total sales of $5,223,474 consists of raw coal sales of $1,356,688 and washed coal sales of $3,866,786, as disclosed in the subsequent two lines.

None of these suppliers is related to or affiliated with us.

As with our coke and coal sales, we meet our washed coal needs by entering into non-binding annual letters of intent with suppliers that set forth supply quantities, proposed pricing and monthly delivery schedules at the beginning of the year. We generally make payment upon each delivery throughout the year, subject to changes in delivery quantity and pricing, which is based on the open market price of metallurgical coal at the time of delivery and agreed to by the parties.

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from third parties, both inside and outside Henan. During the 2014 fiscal year, about 26% of our coal purchases were from outside Henan, with the remaining from SOEs in Henan whose mining operations have not been affected by the ongoing mining moratorium and consolidation.

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2014:

	Number of	% of
	Employees	Employees
Coal-related operations	19	4%
Coke-related operations	391	79%
Sales and marketing	4	1%
Administrative (including management)	86	16%
TOTAL	500	100%

Both the Baofeng plant and Hongfeng plant operate year round in three shifts of eight hours per day. Although mining operations are currently shut down, we have staff at the mine sites for necessary maintenance and repairs during the moratorium. Once our coal mines can resume full operations, we anticipate operating in three shifts of eight hours per day. In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees. We consider our relationship with our employees to be good.

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

We are currently working with the Chinese Academy of Agricultural Sciences to evaluate the economic feasibility of extracting humic acid from mid-coal and coal slurries and do not have any progress yet.

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

Environmental Protection Measures

We incorporate measures to reduce the environmental impacts of our operations. Our large-sized furnace reduces the frequency of coal loading and trundling, thereby reducing the amount of dust and soot that is generated. We capture coal gas emitted during the coking process to generate electricity which we use in our operations. We also recycle water by treating the water that is used for coal washing to remove phenol and other contaminants, and then re-using the water in the coal washing operation. We also use recycled water, in the form of treated underground water, to quench coke and for our power stations, which is provided without cost by the nearby Hanzhuang coal mines, which mining rights are owned and operated by unrelated third parties. Additionally, we use sound insulation to reduce noise pollution, and we plant vegetation throughout our plant to help mitigate the environmental impact of our operations.

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
XINJIANG
INNER MONGOLIA
Beijing
GANSU
NORTH KOREA
Tianjin
Yellow Sea
SOUTH KOREA
PAKISTAN
QINGHAI
Yellow River
NINGXIA
SHANXI
HEBEI
SHANDONG
CHINA
HENAN
JIANGSU
Pingdingshan
SHAANXI
TIBET
SICHUAN
CHONGQING
HUBEI
ANHUI
SHANGHAI
NEPAL
Yangtze River
ZHEJIANG
East China Sea
BHUTAN
HUNAN
JIANGXI
INDIA
GUIZHOU
FUJIAN
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

Additional information regarding these mines is listed below:

	Hongchang Mine (6)	Shuangrui Mine (9)	Xingsheng Mine (12)	Shunli Mine (15)
Background data:
Commencement of construction	1984	1970	1970	1995
Commencement of commercial production	1987	1970	1998	1998
Coalfield area (square kilometers)	0.65	0.47	0.19	0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	2,479,000 (7)	1,674,000 (10)	2,475,000 (13)	1,373,300 (16)
Recoverable reserves (metric tons) (3)	1,215,100	1,539,000	2,233,000	1,122,000
Coal washing recovery rate (%) (4)	75	75	75	75
Depth of mining (meters underground)	10 – 210	40 – 270	80 - 90	100 - 130
Average thickness of main coal seams (meters)	Seam B1: 1.14 Seam A4: 5.50 (8)	6.78	Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40 (14)	Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2 (17)
Type of coal	Thermal/Metallurgical	Thermal/Metallurgical	Thermal/Metallurgical	Thermal/Metallurgical
Assigned/unassigned (5)	Assigned	Assigned	Assigned	Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55	Seam B1: 0.55 (11)	Seam A4: 4.90 Seam B1: 0.55	Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5	Seam B1: 1.5	N/A	Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0	Seam B1: 14	Seam A4: 18.64 Seam B1: 14.00	Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0	Seam B1: 29	Seam A4: 38.45 Seam B1: 33.15	Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9	28.5	31.2	Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	150,000	150,000	150,000	150,000
Raw coal production:
For the year ended June 30, 2014	-	-	-	-
As of June 30, 2014	-	-	-	-
Cumulative raw coal production as of June 30, 2014	-	-	-	-

(1)	The reserve data including (i) total in-place proven and probable reserves, (ii) mining and coal preparation plant recovery rates; (iii) depth of mine; and (iv) average thickness of main coal seam are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. We note that the degree of assurance between what would meet the definition of “proven reserves” on the one hand, and “probable reserves” on the other hand, cannot be readily defined. Accordingly, pursuant to the SEC’s Industry Guide 7 – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, in the table above we report proven and probable reserves on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)	Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction. We note that the estimated recoverable reserves is a government estimate created and used by local mining authorities to determine permissible extraction rates, the duration of our mining license, and to approve mine designs and that it is subject to revision. We also utilize this estimate for accounting purposes, to amortize our mining rights. Currently estimated recoverable coal may not necessarily be consistent with the results of future mining, engineering and feasibility studies or reports.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)	“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”).

(7)	According to the Hongchang Mining Report, Hongchang coal mine was initially found to have total estimated reserves and resources of 2.81 million metric tons. 334,000 metric tons were removed during exploration, leaving approximately 2.47 million metric tons of estimated reserves and resources.

(8)	Hongchang coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam B1” and the “Seam A4”.

(9)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”).

(10)	According to the Shuangrui Mining Report, Shuangrui coal mine was initially found to have total estimated reserves and resources of 4 million metric tons. 2.33 million metric tons were removed during exploration, leaving approximately 1.67 million metric tons of estimated reserves and resources.

(11)	Shuangrui Ming contains one major economically exploitable coal seam, referred to in this table as the “Seam B1.”

(12)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”).

(13)	According to the Xingsheng Mining Report, Xingsheng coal mine was initially found to have total estimated reserves and resources of 2.74 million metric tons. 260,000 metric tons were removed during exploration, leaving approximately 2.48 million metric tons of estimated reserves and resources.

(14)	Xingsheng coal mine contains two major economically exploitable coal seams, referred to in this table as the “Seam A4” and the “Seam B1.”

(15)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”).

(16)	According to the Shunli Mining Report, Shunli coal mine was initially found to have total estimated reserves and resources of 1.44 million metric tons. 647,000 metric tons were removed during exploration, leaving approximately 1.37 million metric tons of estimated reserves and resources.

(17)	Shunli coal mine contains three major economically exploitable coal seams, referred to in this table as the “Seam A4”, the “Seam A6”, and the “Seam B1.”

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

The table below lists our current mining permits:

	Hongchang coal	Shuangrui coal	Xingsheng coal	Shunli coal
	mine	mine	mine	mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013(1)	October 4, 2011(1)	July 30, 2012(1)	September 2011(1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000

(1)	These permits have not been renewed in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). In addition, we are in the process of consolidating Shunli coal mine under Hongchang Coal, and plans to do the same with Shuangrui coal mine (see “History and Corporate Structure – Hongli” above). Once consolidation is completed, we will have only one permit to mine all three mine sites.

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

In their report in connection with our financial statements for the fiscal year ended June 30, 2014, our independent registered public accounting firm included an explanatory paragraph stating that because we require additional funds to meet our obligations, there is substantial doubt as to our ability to continue as a going concern. If we cannot continue as a going concern, your entire investment may be worthless. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing or extend the terms of our existing financing, neither of which prospect is certain.

If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations.

At June 30, 2014, our current assets exceeded current liabilities by over $6.8 million, including $21 million that we owe Bairui Trust Co., Ltd. On September 18, 2014, we sold 2,818,845 shares of our common stock for $14.3 million. However, our cash flow from operating activities during the year ended June 30, 2014 was an outflow of $648,678 and our cash balance was $0.2 million as of June 30, 2014, comparing to our short-term loans of $21 million which will be due in the next 12 months. Our ability to continue as a going concern depends upon our expenditure requirements and repayments of our short-term and long-term loan facilities with Bairui Trust Co., Ltd. (“Bairui Trust”) as and when they fall due. At present, we have no firm commitments for investment capital and no debt facilities. Additional capital may not be available to us or may be available only on terms that are unfavorable. If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business. In addition, our results of operations may decline from previous levels or may fail to meet expectations. As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

Our business and results of operations are dependent on China's coal and coke markets, which may be cyclical.

Since our principal revenue source is from the sale of coal and coke in China, our business and operating results are highly dependent on China’s supplies and demands. The Chinese coal and coke markets are cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, general economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. These factors are also linked to or influenced by global economic conditions. Supply and demand fluctuations can affect prices, which in turn affect our operating and financial performance. We have seen substantial price fluctuations in the past and believe that such fluctuations may continue. Demand is primarily influenced by the pace of domestic economic growth and development, as measured by the requirements of the power, steel, and construction industries. Supply, on the other hand, is primarily affected by geography, the domestic and international production volumes, tariffs duties and trade controls, value-added taxes imposed on imports, and international freight costs. Alternative fuels such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar, also have influences on supply and demand. Excess supply or significant reduction in demand can adversely affect pricing, which would in turn cause a significant decline in our profitability.

Our coal and coke operations are inherently subject to changing conditions that can affect our profitability.

Our coal and coke operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to commodity price risk related to the purchase of diesel fuel, wood, explosives and steel. In addition, weather and natural disasters (such as earthquakes, landslides, flooding, and other similar occurrences), unexpected maintenance problems, key equipment failures, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials, variations in rock and other natural materials and variations in geological conditions can be expected in the future to have a significant impact on our operating results. Prolonged disruption of production at the mines would result in a decrease in our revenues and profitability, which could be material (see “We may not be able to resume our coal mining operations in the near future” below). Other factors affecting coal and coke production and/or sale that could adversely affect our profitability include:

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

We may not be able to resume our coal mining operations.

With the PRC government’s increasing concern regarding mine safety issues, particularly in light of several recent accidental explosions in coal mines (operated by other companies) due to inadequate internal safety measures, and the implementation of the State Council’s Regulation on Phase-out of Small Coal Mines, industry-wide coal mine safety inspections have been ongoing in Henan since June 2010. During the course of these inspections, all coal mines in Henan have been shut down. We continued to operate our only mine at that time, Hongchang coal mine, at approximately 50% capacity until September 2011, when we halted operation in order to complete certain engineering and safety upgrades. Operations at our other three mines (Shuangrui, Xingsheng and Shunli) were already halted when we acquired controlling interests in them in May 2011, and have not resumed since (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). At this time, we do not know whether or when we can obtain clearance to resume operations at these mines.

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

A central element of our business plan involves the construction and operation of our new coking plant. As of the date of this Report, however, construction has not yet been completed. As of June 30, 2014, total amount due for the plant’s construction was approximately $125.4 million, of which approximately $87 million has been paid, and the remaining $38.4 million will be paid based on construction progress. In light of downturns in the coke market, however, we have had stoppage previously, and have currently slowed down construction. While we intend to resume construction at full pace when market conditions improve, there can be no assurance as to when that will occur.

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

Demand for coal and coke and the prices that we will be able to obtain for these products are closely linked to consumption patterns of the power generation and steel industries in China. These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar. Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability. For much of fiscal 2013 and 2014, the steel industry especially has suffered from tighter governmental control of real estate and land developments, resulting in a soft coke market. Likewise, the general slowdown in the Chinese economy has negatively impacted the coal market, especially in the second half of fiscal 2013 and throughout fiscal 2014.

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

As of September 29, 2014, approximately 33% of our outstanding common stock was controlled by our founder and Chief Executive Officer, Mr. Jianhua Lv, and one holding entity, of which Mr. Jianhua Lv is a director and beneficiary. Accordingly, Mr. Lv presently has significant relative voting power and influence over any action requiring shareholder approval, including the election of our directors.

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

We depended on two major customers for a substantial portion of our revenue in fiscal 2014. Nonrenewal or termination of our arrangements with these customers may have a materially adverse effect on our revenue. In the event that any one of our major customers does not renew or terminates its arrangement with us, there can be no assurance that we will be able to enter into another arrangement similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

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

We have no equity ownership interest in Hongli, and rely on contractual arrangements to control the company. We cannot assure you that the Owners will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Hongli could fail to take actions required for our business despite its contractual obligation to do so. If Hongli fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before the China International Economic and Trade Arbitration Commission (“CIETAC”). According to the Rule of CIETA, to initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance. Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Hongli of the proceeding. Hongli will have 45 days from the receipt of such notice to prepare its statement of defense. While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations. Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese. As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Hongli, which could materially and adversely affect our business, financial conditions and results of operations.

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

The RMB is not a freely convertible currency at present. We receive all of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint-ventures, are no longer subject to the approval of SAFE, but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint-venture parties also are considered “current account transactions.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting RMB in a timely manner.

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 20% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2014. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Our common stock has a limited public float. As a result, in the near future and beyond, liquidity in our shares may be limited, and you may be unable to sell at or near the purchased price or at all if you need to sell your shares or otherwise liquidate your holdings.

We cannot predict the extent to which an active public market for our common stock will be sustained. Our common stock became listed on NASDAQ in February 2010 and has a limited public float. As a result, we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there have been and may be periods of several days or more when trading activity in the shares is or will be minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot provide any assurance that a broader or more active public trading market for our common stock will develop or be sustained in the future, or that any particular level of trading volume in our stock will be sustained.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

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

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not required to have an auditor’s report on internal controls over financial reporting under current SEC regulations, our management is required to and has assessed our internal control implementation and concluded that our internal controls were ineffective for the fiscal year ended June 30, 2014.

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

Item 1b.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table lists certain information our current facilities:

	Approximate
	Floor Area
	(Square	Ownership
Location	Meters)	Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan, Henan Province, China	600	Leased	Corporate principal executive office (1)
1601-16/F, SPD International Finance Center, Jinshui Road, Jinshui District, Zhengzhou, Henan Province, China	455	Leased	Zhonghong’s office (2)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	95,013	Owned	Baofeng plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	371,628	Owned	New coking plant (3)
Industry Intensified Zone, Shilong District, Pingdingshan	2,076	Leased	Hongfeng plant (4)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	310,000	Owned (5)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	470,000	Owned (5)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	190,000	60% Owned (5)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	80,000	Owned (5)	Shunli coal mine

(1)	Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from our current plant, which houses our executive and administrative staff and oversees our operations. We currently lease the premises on a month-to-month basis for $3,505 (RMB 21,560) per month.

(2)	Zhonghong currently leases its office on a month-to-month basis, with monthly lease payments $5,999 (RMB 37,075).
(3)	As of June 30, 2014, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to our current plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. We expect to acquire the land use rights by June 30, 2014 at an estimated total cost of approximately $11.5 million (RMB 73.05 million). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees relating to reconfiguring the land for industrial use. As of the date of this Report, plant construction has not been completed.
(4)	On April 8, 2013, we entered into an agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd. (“Hongfeng”) to lease the Hongfeng plant for one year. We pay Hongfeng a monthly leasing fee based on the quantity of coke we produce from the Hongfeng plant at the rate of RMB 60 per metric ton. We are also responsible for the operation, maintenance and repairs of the Hongfeng plant. We renewed our lease for another year on April 8, 2014.
(5)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

Item 3.	Legal Proceedings

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

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. The following table sets forth the high and low bid information for our common stock on the NASDAQ Capital Market:

	The Nasdaq Capital Market Price per Share
	High	Low
2014
Quarter ended September 30, 2014 (1)	$7.09	$2.77
Quarter ended June 30, 2014	1.50	0.83
Quarter ended March 31, 2014	1.52	1.15

2013
Quarter ended December 31, 2013	$1.37	$1.10
Quarter ended September 30, 2013	1.55	1.27
Quarter ended June 30, 2013	1.78	1.09
Quarter ended March 31, 2013	1.30	1.00

2012
Quarter ended December 31, 2012	$1.76	$1.12

(1)	Through September 26, 2014.

Holders

As of September 29, 2014, there were approximately 612 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On August 1, 2014, the Board of Directors authorized the issuance of 20,000 unregistered shares of common stock to Perceptive Programs, LLC, as compensation for investor relations services provided to the Company. The shares were issued on September 11, 2014. The issuance was not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof as a transaction by the Registrant not involving any public offering. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2014 and 2013 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of June 30, 2014:

•	coke related activities were carried out by Hongli and Hongli’s branch operation, Baofeng Coking;
•	coal related activities were carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, all subsidiaries of Hongli; and
•	electricity generation was carried out by another Hongli subsidiary, Hongguang Power.

We had no coal-related activities for the periods discussed below because Hongchang has been unable to extract coal since September 2011, and our other coal mine companies, Xingsheng and Shuangrui, have halted operations since the province-wide mining moratorium was imposed in June 2010. As of the date of this report, we do not know whether or when the mining moratorium will be lifted or we can resume our mining operations. See “Our Products and Operations – Coal – Coal Mining Moratorium” in Part I, Item I of this Report.

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

In April 2013, we began leasing a coking facility from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for one year. The leased facility (the “Hongfeng plant”) has an annual capacity of 200,000 metric tons, using the new coking technology of recovery stamping coke oven which is the same as our 1,200,000 metric ton facility still under construction (the “new plant”). The leased plant approximately 3 miles from our existing plant. Production began at the Hongfeng plant in August 2013, and we believe that the skills we gain from operating its coke ovens will be invaluable for operating our new plant. On April 8, 2014, we renewed the lease for another year.

On December 9, 2013, we entered into a tripartite agreement with Fangda Special Steel Technology Co., Ltd. (“Fangda Steel”), China’s largest automobile spring steel producer, and Henan Shenhuo Group (“Shenhuo Group”), one of the six largest state-owned coal enterprises in Henan Province (the “tripartite agreement”). Pursuant to the tripartite agreement, we have agreed to supply up to 6,000 metric tons of grade II coke and 3,000 metric tons of clean coke to Fangda Steel each month at Fangda Steel’s order. As of the date of this report, we have received 23,000 metric tons of coal from Shenhuo Group while delivering 36,000 metric tons of grade II coke to Fangda Steel. Management currently estimates that we will require an additional 367,000 metric tons of washed coal in order to hit our targeted amount of grade II coke available for delivery by the end of calendar year 2014.

Results of Operations

Our revenue in fiscal 2014 decreased by approximately 24.62% from a year ago as sales of most products slowed, largely as a result of government policies aimed at reducing pollution and softness in the real estate markets, which affected demand for steel and, as a result, coal products. 87% of the revenue was derived from coke products as compared to 59% in fiscal 2013, and 13% from coal products as compared to 41% in fiscal 2013. The change in product mix was largely due to decreased market demand for coal, counterbalanced by a small number of coke product customers continuing to cooperate with our company. Our coke product customers participate in specialty steel industries, including automotive, military and other non-construction industries; if our coke customers were focused in the construction industries, we believe our coke sales would have been negatively impacted.

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

Comparison of Years ended June 30, 2014 and 2013

Revenue

Revenue decreased by $16,418,608 as compared to fiscal year 2013. Such decrease mainly resulted from decreased sales of raw coal, coal slurries, mid-coal, coke powder, and washed coal, offset by increased sales of coke, coal tar and crude benzol. Revenue and quantity sold by product types for fiscal 2014 and 2013 are as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Fiscal year 2013	$39,056,535	$27,629,766	$66,686,301
Fiscal year 2014	43,857,331	6,410,362	50,267,693
Increase (decrease) in $	$4,800,796	$(21,219,404)	$(16,418,608)
Increase (decrease) in %	12.29%	(76.80)%	(24.62)%

Quantity sold (metric tons)
Fiscal year 2013	196,575	187,943	384,518
Fiscal year 2014	209,074	74,659	283,732
Increase (decrease) in metric tons	12,499	(113,284)	(100,786)
Increase (decrease) in %	6.36%	(60.28)%	(26.21)%

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

Average selling prices per metric ton of our products during fiscal 2014 and 2013 are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Coke powder
Fiscal year 2013	$208	$267	$339	$152
Fiscal year 2014	203	319	891	159
Increase (decrease) in $	$(5)	$52	$552	$7
Increase (decrease) in %	(2.18)%	19.48%	162.48%	4.35%

Average Selling Price of Coal Products

	Coal slurries	Mid-coal	Washed coal	Raw coal
Fiscal year 2013	$49	$58	$183	$114
Fiscal year 2014	36	49	167	-
Increase (decrease) in $	$(13)	$(10)	$(16)	$(114)
Increase (decrease) in %	(26.30)%	(16.50)%	(8.53)%	(100)%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. However, the increase of $552 or 162.48% at our crude benzol selling prices over the fiscal years of 2014 and 2013 was contributed from our production quality and quantity of crude benzol. During the year ended June 30, 2014, our production of crude benzol increased from 180 metric tons in fiscal 2013 to 911 metric tons, and we were able to improve the quality of our crude benzol product, both of which gave us more bargaining power with our customers for higher selling prices. Additionally, we started to produce crude benzol using new coking ovens and technology in April 2013. After a one-year learning curve and quality control management, we produced higher quality crude benzol in fiscal 2014.

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

 Revenue and quantity sold of each coke product for fiscal 2014 and 2013 are as follows:

Coal Product

	Coke	Coal tar	Crude benzol	Coke powder	Total

Revenue
Fiscal year 2013	$31,171,635	$1,719,416	$61,108	$6,104,376	$39,056,535
Fiscal year 2014	38,917,211	2,884,303	811,806	1,244,011	43,857,331
Increase in $	$7,745,576	$1,164,887	$750,698	$(4,860,365)	$4,800,796
Increase in %	24.85%	67.75%	1,228.48%	(79.62)%	12.29%

Quantity sold (metric tons)
Fiscal year 2013	149,882	6,433	180	40,080	196,575
Fiscal year 2014	191,303	9,032	911	7,828	209,074
Increase in metric tons	41,421	2,599	731	(32,252)	12,499
Increase in %	27.64%	40.40%	406.13%	(80.47)%	6.36%

The coke revenues increased 24.85% as a result of a 27.64% increase of coke quantity, slightly offset by the coke average price decrease of 2.18%. Due to lower demand from our sodium hydroxide and carbon electrode customers for coke powder, revenues from coke powder decreased 79.62%. Revenues of byproduct of coal tar increase 67.75% and revenues of crude benzene increased by 1,228.48%.

As result of the technology upgrade with leasing a recovery stamping coke oven in Hongfeng plant, the Baofeng plant yielded more and better quality coal tar and crude benzol. We started to lease a recovery stamping coke oven in Hongfeng plant which is using an upgraded coking technology and conducted trial production in April 2013. With one-year learning curve and quality control management, we were able to produce higher quality crude benzol and coal tar, which resulted in increased production and revenues in fiscal year 2014 compared to fiscal year 2013.

Although the market demand of coke has been weak since 2013, our revenues from coke products still increased $4.8 million or 12.29%, resulting from demand from special steel customers such as Fangda Steel, and favorable market and pricing conditions contributed to coal tar and crude benzol revenues.

Revenue and quantity sold of each coal product for fiscal 2014 and 2013 are as follows:

Coal Product

	Coal slurries	Mid-coal	Washed coal	Raw coal	Total

Revenue
Fiscal year 2013	$819,134	$1,933,332	$24,272,969	$604,331	$27,629,766
Fiscal year 2014	598,638	1,610,026	4,201,698	-	6,410,362
Increase in $	$(220,496)	$(323,306)	$(20,071,271)	$(604,331)	$(21,219,404)
Increase in %	(26.92)%	(16.72)%	(82.69)%	(100)%	(76.80)%

Quantity sold (metric tons)
Fiscal year 2013	16,589	33,141	132,930	5,283	187,943
Fiscal year 2014	16,450	33,051	25,158	-	74,659
Increase in metric tons	(139)	(90)	(107,772)	(5,283)	(113,284)
Increase in %	(0.84)%	(0.27)%	(81.07)%	(100)%	(60.28)%

Our coal revenue continued to suffer from raw coal supply from our coal mine created by the ongoing mining moratorium. We are unable to predict whether or when the moratorium is likely to end. No raw coal revenues were generated for fiscal year 2014.

We purchase raw coal from third parties and wash it for our coking processing. During fiscal 2014, our business relationships with some of our coal customers terminated due to (1) weak market demand for raw coals and washed coals in 2014 and (2) inability to reach certain sale terms, including payment terms and selling price. In response to the termination, our revenues from raw coal and washed coal had been declined significantly, compared with our performance in 2013. When combined with the effect of lower selling prices, our coal product revenues decreased significantly. We believe this trend may continue for at least the near term, if not long term future, as a result of government initiatives aimed at increasing uses of clean energy. This is one reason we have been focusing on moving into the clean energy industry.

Cost of Revenue

Cost of revenue decreased to $41,275,791 from $58,478,301 a year ago. This was mainly driven by lower sale volumes for most of our coal products.

Gross Profit

Gross profit was $8,991,902, an increase of $783,902 or 9.55% from $8,208,000 a year ago, despite decreased revenues as discussed above. Gross profit margin increased to 17.89% from approximately 12.09% for the prior fiscal year, mainly due to stable demand of our coke and improved quality and production capacity of byproducts during the coking procedure, coal tar and crude benzol.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $2,276,565, a decrease of $811,838 or 26.29% from a year ago. Selling expenses decreased by $9,111 or 5.56%, to $154,716, from slight reduction in expenses relating to selling activities. General and administrative expenses decreased by $802,727 or 27.45%, to $2,121,849, due to the following factors: (1) our rental expense decreased by $114,000, from closing our Beijing office; (2) consulting expenses decreased by $382,000 with engaging new consultants with lower charges; (3) lower investor relations expenditures, which were reduced by approximately $163,000, and (4) payroll expense was reduced by $90,000 as well as $54,000 reduction from entertainment expense and travel expense due to our cost control policy.

Other Income and Expense

Other income and expense includes finance expense (which consists of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants. Finance expense was $3,982,378, an increase of $626,199 or 18.66% from a year ago. This is largely due to the following factors: (1) we incurred an additional $602,020 in interest in connection with extending Hongli’s loans with Bairui Trust Co., Ltd. (“Bairui Trust”) due to average interest rate increase from 7.01% to 8.88% and the penalty interest for overdue interest payment; (2) the bank service charge decrease $193,218, or 72.89% for a year ago. The decrease over our bank service charge was from lower bank acceptance note use as a payment tool in fiscal year 2014, and (3) the interest income from $8,032,037 in loan receivable decreased by $217,397, due to collections of $10.8 million in loan receivable and re-loans of $10 million during the fiscal year 2013.

We had incomes unrelated to our principal operations of $109,100 in fiscal year 2014, compared to $229,036 in fiscal year 2013. The decrease was mainly from a dividend of $191,160 from our investment in Pingdingshan Rural Cooperative Bank (“PRCB”) – Xinhua District Branch in fiscal year 2013.

We also recorded other income from the gain in fair value of warrants in the amount of $5 in fiscal year 2014 compared to $716,627 in fiscal year 2013.

As a result of the foregoing, we had other expense of $3,873,273 as compared other expense of $2,410,516 a year ago.

Provision for Income Taxes

Provision for income taxes decreased by $190,094 from a year ago, reflecting our higher taxable incomes from Chinese operations.

Net income

Net income, including the change in fair value of warrants, was $990,582, as compared to $1,047,693 a year ago.

Liquidity and Capital Resources

As of June 30, 2014, our working capital was $6,760,391 as compared to negative working capital of $24,312,407 at June 30, 2013, due to reclassification of part of Bairui Trust’s short-term loans of $29,243,566 to long-term loans. Our accounts have accordingly been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon expenditure requirement and repayments of our short-term loan and long-term loan facilities with Bairui Trust as and when they become due.

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

In summary, our cash flows are as follows:

	Year ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(648,578)	$6,627,554
Net cash provided by investing activities	$-	$866,920
Net cash provided by (used in) financing activities	$59,320	$(8,815,001)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for fiscal 2014 was approximately $0.65 million, as compared to net cash used in operating activities of approximately $6.6 million for fiscal 2013. Except for $1,311,859 in non-cash adjustment such as depreciation, amortization and depletion, bad debt, change in fair value of warrants, inventory impairment, and gain from forgiven payables which increased our cash-based net income, net operating inflow for fiscal 2014 resulted from the following factors: (1) our accounts receivable decreased by $427,486, due to improved collection of receivables from our customers; (2) advances to suppliers decreased by $128,205, due to tightening control of our prepayments; (3) our accounts payable decreased by $2,800,529 due to more credit from the suppliers; and (4) our other payables and liabilities increased by $323,870, including interest payables to Bairui Trust, salary payables, and others related to general and administrative expenses. Cash inflow was mainly offset by the following factors: (1) other receivable increase by $1,558,667 mainly due to a security deposit we made in connection with a not-yet-completed land use right auction; (2) inventory increased by $4,568,625 mainly due to soft market demand for our products, and (3) tax payable decreased by $373,545 due to less VAT payables recognized at the end of fiscal year 2014 because of reduction of our revenues during the same period.

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

Net Cash Provided by Investing Activities

We had no cash provided by or used in investing activities in fiscal year 2014.

Net cash provided by investing activities for fiscal 2013 reflects: (1) $9,558,000 in loan receivable to an unrelated party, which was repaid in April 2013; and (2) $1,234,300 in loan receivable we collected from a borrower.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in fiscal year 2014 included: (1) restricted cash release from the notes payable maturity amount to $9,770,396; (2) a $385,000 loan from the CEO; and (3) a short-term loan from an individual of $163,700, offset by (A) repayment of the notes payable in the same amount $9,770,396; (B) $325,680 repaid loan to Barirui Trust in April 2014; and (C) a repayment of $163,700 on October 2013.

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

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.7 million (RMB 310 million) with 9.9% interest rate as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$8,185,000	¥50,000,000	October 2, 2016	October 3, 2013 – October 2, 2016
3,274,000	20,000,000	December 2, 2016	December 3, 2013 – December 2, 2016
4,911,000	30,000,000	January 2, 2017	January 3, 2014 – January 2, 2017
4,911,000	30,000,000	February 2, 2017	February 3, 2014 – February 2, 2017
29,466,000	180,000,000	April 2, 2017	April 3, 2014 – April 2, 2017
$50,747,000	¥310,000,000

On April 2, 2014, the parties entered into another supplement agreement which replaced the extension agreement dated October 1, 2013, as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$3,245,752	¥18,000,000	April 2, 2015	December 3, 2013 – April 2,2015
4,868,628	30,000,000	April 2, 2015	January 3, 2014 – April 2,2015
4,868,628	30,000,000	April 2, 2015	February 3, 2014 – April 2,2015
8,114,380	50,000,000	January 2, 2015	October 3, 2013 –January 2,2015
29,211,770	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,309,158	¥308,000,000

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal. We paid back Bairui Trust RMB2,000,000 on April 2014 after the supplement.

We intend to negotiate with Bairui Trust to further extend the maturity dates by an additional two to three years, and to repay the loans through our operational cash flow. We cannot guarantee that we will be successful in negotiating to extend such maturity dates.

Our business plan involves growing our business through:

(1)	Expand production capability of higher margin coke products such as crude benzol and other derivative byproducts in order to hedge against the unfavorable market conditions for coal and coke that we are facing;

(2)	Look for opportunities to build long-term relationships with quality coal producers to ensure our supply. To that end, Shenhuo Group is already supplying us under the tripartite agreement. Under such arrangement, we do not need to make any prepayments or purchase inventory until all coke products ordered by Fangda Steel are delivered, and our receivables from Fangda Steel are settled. As such, we can increase coke sales without significant demand on working capital;

(3)	Develop and install the system of green facility for the conversion of carbon dioxide into a clean-burning synthetic gas (syngas) to expand our product into the high margin product of syngas. Syngas, a clean-burning fuel, is increasingly utilized as a clean-energy alternative to burning coal. Comprised primarily of hydrogen and carbon monoxide, syngas can also be used to produce a range of widely-used industrial products such as fertilizers, solvents and assorted synthetic materials.

The following are expected to require further capital resources:

•	New Coking Facility. We intend to use existing cash, cash flow from operations, bank loans, collection of our loan receivables, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to ongoing market conditions, however, we have once again slowed down construction, but plan to resume at full pace if and when the market improves.

•	Coal Mine Safety Improvement Project. The total estimated cost for government-mandated safety upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. These projects have not commenced as of the date of this Report, and we are not sure if or when it will commence at this time.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of June 30, 2014 and 2013, $140,158 and $0 allowance for doubtful accounts was provided, respectively.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of June 30, 2014 and 2013, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us starting on January 1, 2017. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2014, we had approximately $0.2 million in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Commodity Price Risk

Although we are endeavoring to expand our business into clean energy, our business is currently affected by prevailing market prices for coal and coke. However, we do not currently engage in any hedging activities, such as futures, forwards, or options contracts, with respect to any of our inputs or products.

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

Other than the change in accountant previously disclosed on Form 8-K (April 11, 2014, as amended on July 29, 2014), there have been no events reportable pursuant to Item 9.

Item 9A.	Controls and ProcedureS

(a)	Evaluation of Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control over Financial Reporting

Management has continued to focus on internal controls over financial reporting. While various adjustments have been made over the period, we want to highlight the following specific changes in internal control over financial reporting during the year:

•	We engaged a third-party consultant firm who is knowledgeable in and is experienced in U.S. GAAP to assist with our financial reporting process, and the firm assigns some of its staff to work in our accounting department throughout the year;
•	As of June 30, 2014, we did not have any material investment activities without proper preapproval process in accordance with our internal control over investments;
•	We continued to set up internal control policies, such as clear segregation of duties among our employees; and

(c)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. These controls are designed and implemented under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

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

As of June 30, 2014, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2014:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2014. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we intend to do the following:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer and Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	46	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Song Lv	40	Chief Financial Officer and Secretary	April 18, 2014
Hui Zheng	42	Vice President of Operations and Director	February 5, 2010
Yushan Jiang	60	Independent Director	February 5, 2010
Hui Huang	46	Independent Director	February 5, 2010
Haoyi Zhang	40	Independent Director	February 5, 2010

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

Song Lv has served as controller in the finance and accounting department of Hongli since June 2010 and as our Chief Financial Officer since April 2014. All of the Company’s business operations are conducted through Hongli in the People’s Republic of China. From April 2007 to November 2010, Mr. Song was Chief Financial Officer of Xinhe Investment Co., Ltd. Mr. Song received his bachelor’s degree in accounting from Northeastern University. There is no family relationship between Mr. Lv and any of the Company’s current directors, executive officers or persons nominated or charged to become directors or executive officers, or those of the Company’s subsidiary.

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

Mr. Lv was appointed to his director and officer positions because he held a similar position at Hongli, and upon the closing of the Share Exchange on February 5, 2010, he assumed this respective position. Mr. Song Lv was appointed as the Company’s Chief Financial Officer, Treasurer and Secretary on April 18, 2014 after the resignation of the Company’s former Chief Financial Officer, Zan Wu on April 18, 2014, due to his expertise and experience as the controller in the finance and accounting department of Hongli. Messrs. Huang and Jiang were selected to serve as independent directors on the board because of their deep and substantial experience in the coal and coking industry. Mr. Haoyi Zhang was selected to serve on as an independent director because of his expertise in public company matters, with particular expertise in accounting, auditing, controls and procedures and financial matters.

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

During the fiscal year ended June 30, 2014, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2014 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianhua Lv	2014	240,000	0	0	0	0	0	0	240,000
Chairman and Chief Executive Officer	2013	240,000	0	0	0	0	0	0	240,000
Zan Wu (1)	2014	90,000	0	0	0	0	0	0	90,000
Former Chief Financial Officer and Secretary	2013	180,000	0	0	0	0	0	0	180,000
Song Lv (2)	2014	120,000	0	0	0	0	0	0	120,000
Current Chief Financial Officer and Secretary	2013	0	0	0	00	0	0	0	0

(1)	On April 18, 2014, Zan Wu resigned as our Chief Financial Officer.

(2)	On April 18, 2014, Song Lv was appointed as our Chief Financial Officer, Secretary and Treasurer.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2014.

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

We entered into an employment agreement with Mr. Song Lv on April 18, 2014. Mr. Song Lv agreed that in the event that he leaves his employment for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with our business interests. Both we and Mr. Song Lv have the right to terminate his employment with or without cause by giving prior notice. Any disputes arising from Mr. Song Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China. The employment agreement does not provide for any fixed term or duration, and Mr. Song Lv is employed on an at-will basis.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2014:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jianhua Lv (1)	$-	$-	$-	$-	$-	$-	$-
Hui Zheng	$10,000	$-	$-	$-	$-	$-	$10,000
Yushan Jiang	$10,000	$-	$-	$-	$-	$-	$10,000
Hui Huang	$10,000	$-	$-	$-	$-	$-	$10,000
Haoyi Zhang	$10,000	$-	$-	$-	$-	$-	$10,000

(1)	Mr. Lv’s compensation is reflected in the Summary Compensation Table for our executive officers above.

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors in 2010. The terms and conditions under these agreements remained effective for fiscal 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 29, 2014, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class*
Jianhua Lv (1)	7,948,168	33%
Zan Wu	0	0%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (5 total)	7,948,168	33%

5% Shareholders:
Honour Express Limited (2)	7,948,168	33%

Applicable percentage ownership is based on 23,940,217 shares of common stock outstanding as of September 29, 2014.

(1)	Represents shares held directly by (a) Mr. Jianhua Lv and (b) Honour Express Limited, a British Virgin Islands international business company (“Honour Express”). Mr. Lv is a director of Honour Express, and in such capacity, he may be deemed to have voting and dispositive power over the shares held directly by Honour Express. Mr. Lv is also an indirect beneficiary, as he holds an option to acquire shares of Honour Express. Pursuant to a certain Incentive Option Agreement dated July 6, 2009, as amended (“Incentive Option Agreement”), Mr. Lv has the right to acquire 100% of the issued and outstanding capital stock of Honour Express held by a nominee, subject to certain conditions. Mr. Lv’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

To our knowledge, none of our directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party in any material legal preceding that is adverse to the Company.

Securities authorized for issuance under equity compensation plans

We maintain the following equity compensation plans. The discussions below give effect to the 1-for-12 reverse stock split effected on January 15, 2009 and the 1-for-20 reverse stock split the Company effected on February 5, 2010.

2012 Equity Incentive Plan

On April 5, 2012, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “SinoCoking Coal and Coke Chemical Industries, Inc. 2012 Equity Incentive Plan” (the “2012 Plan”).  The maximum number of shares that may be issued under the Plan is 2,000,000 shares of our common stock.  The 2012 Plan was approved by our shareholders at our annual meeting held on June 29, 2012.  Under the 2012 Plan, we may issue common stock and/or options to purchase common stock.  The 2012 Plan is administered by our board of directors or a committee that it designates comprising of at least three independent directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the 2012 Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2012 Plan.  As of June 30, 2014, 2,000,000 shares of common stock remained available for future issuance under the 2012 Plan.

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

The following table illustrates, as of June 30, 2014, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders
2012 Plan	0		n/a	2,000,000
The Option Plan	6,059	(1)	$96.00	0

Equity Compensation Plan Not Approved by Security Holders –
The Directors Plan	3,126	(1)	$96	0

Item 13.	Certain Relationships and Related Transactions

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business–History and Corporate Structure” above, we control Hongli Group through contractual arrangements between Hongyuan, our wholly-owned subsidiary, and Hongli.  Our Chief Executive Officer holds a majority of the equity interests of Hongli.  Because he also owns a substantial amount of our issued and outstanding common stock, we believe that our interests are aligned with Hongli Group.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership,” and “Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Party Transactions

We had advances from our Chief Executive Officer in the amounts of $526,699 and $140,465 at June 30, 2014 and 2013, respectively. Such advances are interest free, due on demand and will be settled in cash.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by HHC and Friedman LLP, our independent accountants, during the following fiscal years:

	Fiscal Year Ended June 30,
	2014	2013
Audit Fees(1)	$180,000	$310,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	15,000	24,318
Total	$195,000	$334,318

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Audit fees for 2013 were all paid to Friedman LLP. Audit fees for 2014 were paid to HHC ($110,000) and Friedman LLP ($70,000).

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items. All other fees for 2014 and 2013 were paid to Friedman LLP.

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

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2014 and 2013, and for the two years ended June 30, 2014, are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate of SinoCoking Coal and Coke Chemical Industries, Inc. (2)
10.1	1999 Stock Option Plan (4)
10.2	2002 Stock Option Plan for Directors (3)
10.3	2002 Consultant Stock Plan (5)
10.7	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.8	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.9	Agreement establishing the Able (Canada) Distribution Trust (7)
10.11	Form of Securities Purchase Agreement (Regulation S) (2)
10.12	Form of Warrant dated February 5, 2010 (Regulation S) (2)
10.13	Form of Director’s Offer and Acceptance Letter (2)
10.14	Form of Officer’s Offer and Acceptance Letter (2)
10.15	Consulting Services Agreement dated March 18, 2009 (2)
10.16	Operating Agreement dated March 18, 2009 (2)
10.17	Equity Pledge Agreement dated March 18, 2009 (2)
10.18	Option Agreement dated March 18, 2009 (2)
10.19	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.20	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.21	Form of Securities Purchase Agreement (Regulation D) (10)
10.22	Form of Registration Rights Agreement (10)
10.23	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.24	Placement Agent Agreement (10)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
10.32	Loan Agreement between Top Favour and Ziben Tiantang dated December 8, 2013 (17)
10.33	Entrustment Agreement between Hongyuan and Jiyuan Tianlong dated December 18, 2013 (17)
10.34	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 (19)
14	Code of Ethics (8)
16	Letter from Friedman LLP dated July 29, 2014 (20)
21	Subsidiaries of SinoCoking Coal and Coke Chemical Industries, Inc. *

23.1	Letter from Friedman LLP dated September 29, 2014*
23.2	Letter from HHC LLP dated September 29, 2014*
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)
99.2	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)
99.3	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
99.4	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.5	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.6	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
99.7	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
99.8	Supply Agreement between Hongli and Wuhan Railway Zhongli Group Co., Ltd. dated January 1, 2011 (16)
99.9	Supply Agreement between Hongli and Daye Xinye Tegang Co., Ltd. dated January 2, 2011 (16)
99.10	Supply Agreement between Hongchang Coal and Wuhan Tieying Commerce Co., Ltd. dated January 3, 2011 (16)
99.11	Purchase Agreement between Baofeng Coking and Hongfeng Coal Processing and Coking Co., Ltd. dated January 1, 2011 (16)
99.12	Purchase Agreement between Baofeng Coking and Gansu Senbao Commerce Co., Ltd. dated January 3, 2011 (16)
99.13	Purchase Agreement between Baofeng Coking and Shaanxi Xiansheng Industry and Commerce Co., Ltd. dated January 3, 2011 (16)
99.14	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
99.15	Mining permit of Hongchang coal mine (16)
99.16	Mining permit of Shunli coal mine (16)
99.17	Mining permit of Xingsheng coal mine (16)
99.18	Mining permit of Shuangrui coal mine (16)
99.19	Short-term Loan Agreement between Hongli and Yujiang Guan dated September 30, 2013 (17)
99.20	Assets Transfer Agreement (Supplement) between Hongli and PRCB dated December 30, 2013 (17)
99.21	Employment Agreement of Song Lv dated as of April 18, 2014 (18)
99.22	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2014 (19)
99.23	Press release dated September 29, 2014 titled “SinoCoking Announces Fiscal 2014 Results”*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the SEC on November 18, 1999.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2010.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 27, 2003.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on June 13, 2003.
(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on May 8, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on July 17, 2009.
(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the SEC on March 31, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 30, 2004.
(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on November 25, 2009.
(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on March 15, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on August 10, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on January 18, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on April 5, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on June 23, 2011.

(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 12, 2011.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the SEC on September 11, 2011.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed by the Company with the SEC on May 23, 2014.
(18)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on April 18, 2014.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed by the Company with the SEC on May 23, 2014.
(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on July 19, 2014

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. (Registrant)

Date: September 29, 2014	By:	/s/ Jianhua Lv
Jianhua Lv Chief Executive Officer

Date: September 29, 2014	By:	/s/ Song Lv
Song Lv Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianhua Lv	Chief Executive Officer / Director	September 29, 2014
Jianhua Lv

/s/ Song Lv	Chief Financial Officer	September 29, 2014
Song Lv

/s/ Hui Huang	Director	September 29, 2014
Hui Huang

/s/ Haoyi Zhang	Director	September 29, 2014
Haoyi Zhang

/s/ Yushan Jiang	Director	September 29, 2014
Yushan Jiang

/s/ Hui Zheng	Director	September 29, 2014
Hui Zheng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SinoCoking Coal and Coke Chemical Industries, Inc.

We have audited the accompanying consolidated balance sheet of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2014, and the related consolidated statements of income and comprehensive income, cash flows and equity for the year then ended. SinoCoking Coal and Coke Chemical Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash outflow from its operating activities and insufficient cash balance to cover its short-term loans which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HHC

HHC

Forest Hills, New York

September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SinoCoking Coal and Coke Chemical Industries, Inc.

We have audited the accompanying consolidated balance sheet of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2013, and the related consolidated statements of income and comprehensive income, cash flows and equity for the year then ended. SinoCoking Coal and Coke Chemical Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SinoCoking Coal and Coke Chemical Industries, Inc. and Subsidiaries as of June 30, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

New York, New York

September 30, 2013

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$191,992	$782,018
Restricted cash	-	9,708,000
Accounts receivable, trade	8,946,435	9,474,197
Other receivables and deposits	5,787,232	4,334,370
Loan receivables	8,032,037	8,032,037
Inventories	7,419,821	3,018,909
Advances to suppliers	8,700,022	8,791,837
Total current assets	39,077,539	44,141,368

PLANT AND EQUIPMENT, net	14,426,319	15,269,766

CONSTRUCTION IN PROGRESS	40,389,961	40,224,821

OTHER ASSETS
Refundable deposit	4,873,928	4,854,000
Prepayments	61,815,632	61,562,890
Intangible assets, net	32,305,697	32,244,071
Long-term investments	2,898,233	2,886,383
Other assets	113,725	113,260
Total other assets	102,007,215	101,660,604

Total assets	$195,901,034	$201,296,559

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current portion of long term loans	$20,795,425	$50,158,000
Accounts payable, trade	2,978,326	183,504
Notes payable	-	9,708,000
Other payables and accrued liabilities	2,460,113	2,229,341
Other payables - related party	526,699	140,465
Acquisition payable	4,711,463	4,692,200
Customer deposits	79,701	208,815
Taxes payable	765,421	1,133,450
Total current liabilities	32,317,148	68,453,775

LONG TERM LIABILITIES
Long term loans	29,243,566	-
Warrants liability	16	21
Total long term liabilities	29,243,582	21

Total liabilities	61,560,730	68,453,796

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,121,372 shares issued and outstanding	21,121	21,121
Additional paid-in capital	3,592,053	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	112,295,407	111,304,825
Accumulated other comprehensive income	10,410,182	9,903,223
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	130,008,704	128,511,163

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	134,340,304	132,842,763

Total liabilities and equity	$195,901,034	$201,296,559

The accompanying notes are an integral part of the consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended June 30,
	2014	2013

REVENUE	$50,267,693	$66,686,301

COST OF REVENUE	41,275,791	58,478,301

GROSS PROFIT	8,991,902	8,208,000

OPERATING EXPENSES:
Selling	154,716	163,827
General and administrative	2,121,849	2,924,576
Total operating expenses	2,276,565	3,088,403

INCOME FROM OPERATIONS	6,715,337	5,119,597

OTHER INCOME (EXPENSE)
Interest income	566,541	783,938
Interest expense	(4,477,049)	(3,875,029)
Other finance expense	(71,870)	(265,088)
Other income, net	109,100	229,036
Change in fair value of warrants	5	716,627
Total other expense, net	(3,873,273)	(2,410,516)

INCOME BEFORE INCOME TAXES	2,842,064	2,709,081

PROVISION FOR INCOME TAXES	1,851,482	1,661,388

NET INCOME	990,582	1,047,693

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	506,959	2,289,251

COMPREHENSIVE INCOME	$1,497,541	$3,336,944

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,121,372	21,121,372

EARNINGS PER SHARE
Basic and diluted	$0.05	$0.05

The accompanying notes are an integral part of the consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$990,582	$1,047,693
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	908,232	1,270,847
Amortization and depletion	70,913	69,371
Write-off of other receivables and advances to suppliers	89,298	484,075
Change in fair value of warrants	(5)	(716,627)
Bad debt allowance of AR OR	169,936	-
Inventories impairment reserves	169,957	-
Gain on unpayable liabilities	(96,472)	-
Change in operating assets and liabilities
Accounts receivable, trade	427,486	2,757,701
Notes receivable, trade	-	(398,250)
Other receivables	(1,558,667)	(2,862,730)
Inventories	(4,568,625)	(576,277)
Advances to suppliers	128,205	3,681,517
Prepaid expenses	-	636,908
Accounts payable, trade	2,800,529	176,623
Other payables and accrued liabilities	323,870	1,405,131
Customer deposits	(130,272)	66,344
Taxes payable	(373,545)	(414,772)
Net cash provided by (used in) operating activities	(648,578)	6,627,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal advances of loans receivable	-	(9,924,800)
Repayment of loans receivable	-	10,792,300
Payments on equipment and construction in progress	-	(580)
Net cash provided by investing activities	-	866,920

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	9,770,396	128,000
Proceeds from notes payable	-	9,558,000
Repayments of notes payable	(9,770,396)	(4,779,000)
Proceeds from short-term loans	163,700	9,558,000
Repayments of short-term loans	(489,380)	(15,292,800)
Repayments of long term loans	-	(7,965,000)
Proceeds (repayments) from related party	385,000	(22,201)
Net cash provided by (used in) financing activities	59,320	(8,815,001)

EFFECT OF EXCHANGE RATE ON CASH	(768)	(264,173)

DECREASE IN CASH	(590,026)	(1,584,700)

CASH, beginning of year	782,018	2,366,718

CASH, end of year	$191,992	$782,018

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,738,133	$1,960,151
Cash paid for interest expense, net of capitalized interest	$3,376,213	$2,148,427

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction-in-progress acquired with prepayments made by note receivables, trade	$-	$15,611,400
Construction-in-progress acquired with prepayments made by note receivables, mine acquisition	$-	$9,207,540
Repayment of loan receivables through note receivables, trade	$-	$955,800
Reclassification of short-term loans to long-term loans	$29,243,566	$-

The accompanying notes are an integral part of the consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2012	21,121,372	$21,121	$3,592,053	$3,689,941	$110,257,132	$7,613,972	$4,331,600	$129,505,819
Net income					1,047,693			1,047,693
Foreign currency translation adjustments						2,289,251		2,289,251
BALANCE, June 30, 2013	21,121,372	21,121	3,592,053	3,689,941	111,304,825	9,903,223	4,331,600	132,842,763
Net income					990,582			990,582
Foreign currency translation adjustments						506,959		506,959
BALANCE, June 30, 2014	21,121,372	$21,121	$3,592,053	$3,689,941	$112,295,407	$10,410,182	$4,331,600	$134,340,304

The accompanying notes are an integral part of the consolidated financial statements

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30, 2014	June 30, 2013
Total current assets	$21,003,224	$31,713,194
Total assets	$174,577,433	$188,868,385
Total current liabilities	$50,305,119	$97,057,869
Total liabilities	$79,548,685	$97,057,869

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of June 30, 2014, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 21).

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the year ended June 30, 2014, cash used in operating activities was $648,578. Cash as of June 30, 2014 was $191,992, which was insufficient for future operations. Additionally, the Company was not only slow in collecting its loans receivable (and granted extension as to their repayments as well as the related interest receivable), but also, as of June 30, 2014, had not made a quarterly interest payment of approximately $2.02 million originally due on July 2, 2014 to Bairui Trust Co., Ltd. (“Bairui Trust”) in connection with the Company’s long term loan. The monthly interest expense for the Bairui Trust loan is $496,532, and the amount as of the date of this report is approximately $3.51 million.

In an effort to improve its financial position, the Company is working to obtain new loans from banks, renew its current loans, and to increase sales of its higher profit margin coke and coke by-products. The Company continues to wait for the mine consolidation schedule to finalize. If the schedule should finalize by next year, the Company may be able to obtain lines of credit by pledging its mining rights as collateral. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

Note 2 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the year ended June 30, 2014 and 2013, the Company did not sell surplus electricity to the national power grid.

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

The balance sheet amounts, with the exception of equity, at June 30, 2014 and 2013 were translated at RMB 6.16 to $1 and RMB 6.18 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.14 to $1 and RMB 6.28 to $1 for the years ended June 30, 2014 and 2013, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Carrying value at June 30, 2014	Fair value measurement at June 30, 2014
		Level 1	Level 2	Level 3
Warrants liability	$16	$-	$16	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of June 30, 2014 and June 30, 2013:

	June 30,	June 30,
	2014	2013
Beginning fair value	$21	$716,648
Realized gain recorded in earnings	(5)	(716,627)
Ending fair value	$16	$21

Because the Company’s warrants are not traded on an active securities market, the Company estimates their fair value using the Cox-Ross-Rubinstein binomial model on June 30, 2014 and June 30, 2013, which was recorded in other payables and accrued liabilities.

	June 30, 2014	June 30, 2013
Number of shares exercisable	3,906,853	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$1.22	$1.39
Expected term (years)	0.60-2.78	1.6-3.78
Risk-free interest rate	0.15-0.91%	0.28-0.95%
Expected volatility	49-61%	39-70%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended June 30, 2014 and 2013, the Company’s two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of June 30, 2014 and 2013, the Company had $73,389 and $10,391,195 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

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

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of June 30, 2014 and 2013, $140,158 and $0 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2014 and 2013, $29,396 and $0 allowance for doubtful accounts was provided, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2014 and 2013, amount to $169,565 and $0 was provided for doubtful inventories impairment.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the years ended June 30, 2014 and 2013, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

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

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for under the equity method. Significant influence is generally considered to exist when the Company has between 20% and 50% of ownership interest in the voting share, but other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of June 30, 2014 and 2013.

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

The Company did not record any asset retirement obligation as of June 30, 2014 and 2013 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the years ended June 30, 2014, and 2013.

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

Noncontrolling interests

As further discussed in Note 21, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the years ended June 30, 2014, and 2013, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us starting on January 1, 2017. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

Note 3 – Concentration risk

For the year ended June 30, 2014, 53.8% of the Company’s total revenues were from two major customers who individually accounted for 32.6% and 21.2% of total revenues, respectively. For the year ended June 30, 2013, 75.8% of the Company’s total revenues were from four major customers who individually accounted for 24.7%, 20.7%, 15.7% and 14.7% of total revenues, respectively. Accounts receivables of two customers were 34.8% and 24.1% of the total accounts receivable balance at June 30, 2014, respectively. Accounts receivable of four customers were 41.5%, 25.2%, 2.4% and 2.3% of the total accounts receivable balance at June 30, 2013, respectively.

For the year ended June 30, 2014, three major suppliers provided 48.6% of total raw material purchases, with each supplier individually accounting for 24.6%, 12.8% and 11.2% of total raw material purchases, respectively. For the year ended June 30, 2013, three major suppliers provided 37.3% of the Company’s total raw material purchases, with each supplier individually accounting for 14.1%, 12.5% and 10.7% of total purchases, respectively. Accounts payable of three suppliers were 58.5%, 8.1% and -21.0% of total accounts payable balance at June 30, 2014. The Company held no accounts payable from its major suppliers as of June 30, 2013.

Note 4 – Other receivables and deposits

Other receivables and deposits consisted of the following:

	June 30, 2014	June 30, 2013
Security deposit for auction	$4,873,928	$3,236,000
Receivables from an unrelated company	29,396	103,554
Advances to employees	6,447	18,843
Interest receivable	906,857	974,290
Miscellaneous	-	1,683
	5,816,628	4,334,370
Less: allowance for doubtful accounts	(29,396)	-
	$5,787,232	$4,334,370

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before September 30, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013.

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

Note 5 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”) or previously known as Ziben Tiantang Co., Ltd,, an unrelated party, borrowed $10,044,200 from Top Favour in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually. On December 8, 2012, both parties entered into another supplemental agreement to extend the maturity date to June 8, 2013, with 7% annual interest rate. On June 8, 2013 both parties entered into another supplemental agreement to extend the maturity date to December 7, 2013, with 7% annual interest rate. On January 27, 2014, both parties agreed on a repayment schedule whereby CPL will repay 50% of the outstanding principal and accrued interest thereon before June 30, 2014, and the balance and accrued interest thereon before December 31, 2014. As of the date of this report, CPL had not repaid 50% of the outstanding principal and accrued interest yet. The Company is under the negotiation with CPL for loan receivable collection.

In August and September 2012, Top Favour loaned an additional $350,000 to CPL. This loan is unsecured and has an annual interest rate of 7%, and is due on August 11, 2013. On August 2, 2013, the Company and CPL entered into a supplemental agreement to extend the remaining balance due to December 31, 2013. CPL repaid $100,000 through June 30, 2013.

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

On February 7, 2013, Hongli entered into an agreement to loan $9,564,000 (RMB 60 million) to Hongxin Industrial Co., Ltd. (“Hongxin”), an unrelated party. Per the agreement, Hongli obtained a short-term bank loan from Shanghai Pudong Development Bank (see Note 14) on behalf of Hongxin, and Hongxin was responsible for repayment of principal and interest of the note. The loan is due on February 6, 2014, and is unsecured, and has an annual interest rate of 6.6%. Hongxin fully repaid the loan on April 8, 2013 by issuing notes guaranteed by its bank to Hongli. Such notes were repaid on October 2, 2013.

CPL repaid $2,012,163 in principal through June 30, 2014, with up to $906,857 of interest receivables outstanding as of June 30, 2014.

For the years ended June 30, 2014 and 2013, interest income from loans receivable amounted to $563,319 and $783,938, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2014	June 30, 2013
Raw materials	$139,162	$158,908
Work in process	129,726	306,678
Supplies	44,800	52,986
Finished goods	7,275,698	2,500,337
Total	7,589,386	3,018,909
Less: allowance for doubtful impairment	(169,565)	-
Total inventories, net	$7,419,821	$3,018,909

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

Advances to suppliers amounted to $8,700,022 and $8,791,837 as of June 30, 2014 and 2013, respectively. For the years ended June 30, 2014 and 2013, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Buildings and improvements	$11,111,956	$11,066,523
Mine development cost	11,739,719	11,691,720
Machinery and equipment	7,508,807	7,478,106
Other equipment	410,332	446,775
Total	30,770,814	30,683,124
Less accumulated depreciation	(16,344,495)	(15,413,358)
Total plant and equipment, net	$14,426,319	$15,269,766

Depreciation expense amounted to $908,232, and $1,270,847 for the years ended June 30, 2014, and 2013, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at June 30, 2014 and 2013 amounted to $40,389,961 and $40,224,821, respectively, and relates to the new coking plant still under construction. The plant, with an estimated construction cost of approximately $93.98 million or RMB 578 million originally, requires an additional $23 million or RMB 144 million to complete.

Project	Invested cost as of June 30, 2014	Estimated cost to complete	Estimated total cost
New coking plant	$70,566,683	$23,411,352	$93,978,035

Due to a lack of funding, the Company has placed construction on hold until additional funding is secured. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.

Note 10 – Prepayments

Prepayments consisted of the following:

	June 30, 2014	June 30, 2013
Land use rights	$11,395,633	$11,349,040
Construction	50,419,999	50,213,850
Total	$61,815,632	$61,562,890

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason.  As of June 30, 2014 and 2013, such prepayments amounted to $11,395,633 and $11,349,040, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,868,014 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	June 30, 2014	June 30, 2013
Baofeng new coking plant (1)	$20,559,069	$20,475,010
Hongchang new mining tunnels (2) (6)	1,299,714	1,294,400
Hongchang safety instruments (3) (6)	3,249,285	3,236,000
Xingsheng safety instruments (4) (6)	14,150,636	14,092,780
Hongchang mine consolidation (5) (6)	11,161,295	11,115,660
Total	$50,419,999	$50,213,850

(1)	At June 30, 2014, the Company made prepayments of approximately $20.6 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.29 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.24 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.1 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

(5)	The Company made prepayments of approximately $11.1 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of June 30, 2014, these projects have not commenced yet, but the Company expects to do so after approval from the relevant authorities. As of the date of this report, the Company had not received the approval and the Company is expecting to obtain the approval before the end of 2015.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	June 30, 2014	June 30, 2013
Land use rights	$2,546,968	$2,536,555
Mining rights	44,098,046	43,917,745
Total intangible assets	46,645,014	46,454,300
Accumulated amortization – land use rights	(742,866)	(669,369)
Accumulated depletion – mining rights	(13,596,451)	(13,540,860)
Total intangible assets, net	$32,305,697	$32,244,071

Amortization expense for the years ended June 30, 2014 and 2013 amounted to $70,913, and $69,371, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2015	$70,913
2016	70,913
2017	70,913
2018	70,913
2019	70,913
Thereafter	1,4449,537
Total	$1,804,102

Note 12 – Long-term investments and refundable deposit

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the year ended June 30, 2014. During the year ended June 30, 2013, the Company received $191,160 of dividend from such investment which had been recognized as part of other incomes in the consolidated income statement

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $16.18 million (RMB 100 million). As of June 30, 2012, approximately $3.24 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.3 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

For the years ended June 30, 2014 and 2013, there was no equity investment income or loss.

Note 13 – Loans

Short-term loan

In 2010, Hongyuan entered a one-year loan agreement with Shanghai Pudong Development bank (“SPDB”) to borrow $4,950,400 (RMB 32 million) with a per annum interest rate of 6.435%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6 million with an annual interest rate of 1.3%, which is classified as restricted cash and the loan was also guaranteed by the Company’s CEO. The loan was paid off on September 14, 2011, and Hongyuan renewed the loan for another year with SPDB to borrow $5,033,600 (RMB 32 million) with per annum interest rate of 6.71%. On March 15, 2012, the loan was paid off and Hongyuan entered into a new loan agreement and borrowed $5,706,000 (RMB 36 million) for one year with a per annum interest rate of 7.22%. On March 15, 2013, Hongyuan entered an agreement to extend the loan to June 13, 2013, with an annual interest rate of 6.765%. The collateral for this bank loan was pledged by Top Favour through a bank deposit with SPDB of $6.5 million with an annual interest rate of 1.3%. The new loan is guaranteed by the Company’s CEO. On June 8, 2013, the loan was fully repaid. As of June 30, 2013 and 2012, the balance of shortterm loan amounted to $0 and $5,702,400, respectively.

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

On September 30, 2013, Baofeng entered a short-term non-interest bearing loan agreement with an unrelated individual to borrow $163,700 (RMB 1 million). The loan was fully repaid on October 14, 2013.

Loans from Bairui Trust

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which Bairui Trust agreed to loan Hongli approximately $58.2 million (RMB 360 million) with annual interest of 6.3%, of which approximately $29.1 million (RMB 180 million) would be due on April 2, 2013, and approximately $29.1 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately $4.9 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.2 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.1 million (RMB 50 million) with annual interest of 6.3% became due on October 2, 2013, and approximately $29.1 million (RMB 180 million) with annual interest of 6.3% became due on April 2, 2014.

For the payment due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting October 3, 2012. Such payment was paid in full on December 25, 2012.

For the payment due April 2, 2013, the Company paid $3.2 million (RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.0 million (RMB 80 million) as follows: (a) $3.2 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting April 23, 2013; (b) $4.9 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013; and (c) $4.9 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged 9.45% annual interest rate on the entire $13.0 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.7 million (RMB 310 million) with 9.9% annual interest rate as follow:

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal $325,680 (RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$2,924,357	¥18,000,000	April 2, 2015	December 3, 2013 – April 2, 2015
4,873,928	30,000,000	April 2, 2015	January 3, 2014 – April 2, 2015
4,873,928	30,000,000	April 2, 2015	February 3, 2014 – April 2, 2015
8,123,213	50,000,000	January 2, 2015	October 3, 2013 – January 2, 2015
29,243,565	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,038,991	¥308,000,000

According to the new supplement agreement dated April 2, 2014, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged the Company an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

Weighted average interest rate was 8.88% and 7.01% for the years ended June 30, 2014 and 2013, respectively. Total interest expense on short-term and long-term loans for years end June 30, 2014 and 2013 amounted to $4,477,049 and $3,875,029, respectively. No interest was capitalized into CIP.

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

On February 19, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,885,198 (RMB 30 million) maturing on August 19, 2013, to purchase raw coal. The notes under this arrangement were satisfied on August 19, 2013.

On February 21, 2013, the Company entered into another note payable agreement with SPDB. Pursuant to the agreement, SPDB agreed to grant the Company a line of credit of $4,854,000 (RMB 30 million) maturing on August 21, 2013, to purchase raw coal. The notes under this arrangement were satisfied on August 21, 2013.

Note 15 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	June 30, 2014	June 30, 2013
Other payable	$264,522	$681,381
Interest payable	2,017,946	1,038,156
Accrued liabilities (1) (2)	177,645	509,804
Total	$2,460,113	$2,229,341

(1)	As of June 30, 2014 and 2013, $0 and $280,000 of salary payable included in accrued liabilities was payable to the Company’s CEO.
(2)	As of June 30, 2014 and 2013, $60,000 and $51,890 of salary payable included in accrued liabilities was payable to the Company’s current and former CFOs, respectively.

On July 2, 2014, Mr. Jianhua Lv, the CEO of the Company, had repaid the interest payable of $2,017,946 to Bairui Trust on behalf of the Company.

Note 16 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $526,699 and $140,465 at June 30, 2014 and 2013, respectively. Such advances are interest free, due on demand and will be settled in cash. During the years of June 30, 2014 and 2013, the Company had received (repaid) advances from (to) its related party of $385,000 and ($22,201), respectively.

Note 17 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 21). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal at June 30, 2012. The purchase price thereof was tentatively set at approximately $4,530,400 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of June 30, 2014 and 2013, acquisition payable was $4,711,463 and $4,692,200, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal.

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

The provision for income taxes consisted of the following:

	For the year ended June 30,
	2014	2013
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	1,851,482	1,661,388
Total	$1,851,482	$1,661,388

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2014 and 2013:

	For the year ended June 30,
	2014	2013
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in U.S.A	(34.0)%	(34.0)%
BVI income tax	0.0%	0.0%
PRC income tax	25.0%	25.0%
China income tax exemption	0.0%	0.0%
Other item (1)	40.1%	36.3%
Effective rate	65.1%	61.3%

(1)	The 40.1% for the year ended June 30, 2014 was mainly due to the Chinese entities, excluding Baofeng and Zhonghong which had losses before income taxes. The 36.3% for the year ended June 30, 2013 was mainly due to the Chinese entities, excluding Baofeng and Zhonghong which had losses before income taxes. Per Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. In addition, some of the expenses are not deductible for PRC income tax purpose. Deferred tax assets should be fully realized. Management evaluated the future operating forecast and noted that the Chinese entities, excluding Baofeng, would have losses in the next few years; and therefore, the management provided a 100% valuation allowance for the deferred tax assets.

SinoCoking has incurred a net operating loss for income tax purposes for 2014. As of June 30, 2014, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2034 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2014 and June 30, 2013, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the year ended June 30, 2014 and 2013, which consisted of the following:

	For the year ended June 30,
	2014	2013
Beginning balance	$715,000	$620,000
Additions	327,000	95,000
Ending balance	$1,042,000	$715,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the year ended June 30,
	2014	2013
VAT on sales	$17,645,446	$13,576,057
VAT on purchases	$16,334,576	$11,831,245

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	June 30, 2014	June 30, 2013
VAT payable (deductible VAT)	$(47,378)	$404,427
Income tax	643,498	528,242
Others	169,301	200,781
Total	$765,421	$1,133,450

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

Options outstanding and exercisable at June 30, 2014 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	0.38 years	$96.00	9,185	0.38 years	$96.00

The following is a summary of changes in options activities:

Options
Outstanding, June 30, 2012	10,851
Granted	-
Forfeited	1,666
Exercised	-
Outstanding, June 30, 2013	9,185
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2014	9,185

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

As of June 30, 2014 and 2013, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $16 and $21 at June 30, 2014 and 2013, respectively. The decrease in fair value of warrants was $5 and $716,627 for years ended June 30, 2014 and 2013, respectively, and was recorded as gain on change in fair value of warrants.

The following is a summary of changes in warrant activities:

	Existing warrants at $48.00 (1)	Investor warrants at $12.00 (2)	Callable warrants at $12.00 (3)(6)	Callable warrants at $6.00 (4)(6)	Callable warrants at $15.00 (5)(6)	Total

Outstanding, June 30, 2012	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2013	36,973	590,446	3,199,190	30,244	50,000	3,906,853
Granted	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding, June 30, 2014	36,973	590,446	3,199,190	30,244	50,000	3,906,853

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 2.78 years as of June 30, 2014.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015, with remaining contractual term of 0.60 years as of June 30, 2014.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 0.70 and 0.72 years as of June 30, 2014, respectively.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, with remaining contractual term of 0.70 years as of June 30, 2014.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015, with remaining contractual terms of 1.00 years as of June 30, 2014.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

Note 20 – Earnings per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For year ended June 30,
	2014	2013
Net income for earnings per share	$990,582	$1,047,693
Weight average shares used in basic and diluted computation	21,121,372	21,121,372
Earnings per share – basic and diluted	$0.05	$0.05

The Company had warrants and options exercisable for 3,916,038 shares of common stock in the aggregate at June 30, 2014 and 2013, respectively. For the years ended June 30, 2014 and 2013, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 21- Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through June 30, 2014, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.8 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2014, approximately $6.6 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 17).

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

For the years ended June 30, 2014, and 2013, lease expenses were $10,798 and $119,446, respectively.

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons, for a period of one year. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. On April 8, 2014, the Company renewed the agreement for another year.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,302,188	$57,054,140	$7,248,048
Hongchang new mining tunnels	1,515,792	1,299,714	216,078
Hongchang safety instruments	7,011,957	3,249,285	3,762,672
Xingsheng safety instruments	19,679,296	14,150,637	5,528,659
Hongchang mine consolidation	32,900,637	11,161,295	21,739,342
Total	$125,409,870	$86,915,071	$38,494,799

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2014, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of June 30, 2014.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	June 30, 2014	June 30, 2013	50% of registered capital	Future contributions required as of June 30, 2014

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 24 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.  Major products and respective for the years ended June 30, 2014 and 2013 are summarized as follows:

	For year ended June 30,
	2014	2013

Coke	$38,917,211	$31,171,635
Coal tar	2,884,303	1,719,416
Crude benzol	811,806	61,108
Coke powder	1,244,011	6,104,376
Coal slurries	598,638	819,134
Mid-coal	1,610,026	1,933,332
Washed coal	4,201,698	24,272,969
Raw coal	-	604,331
	$50,267,693	$66,686,301

Note 25 - Subsequent event

On September 24, 2014, the Company completed a registered sale of its common stock with two institutional investors under its shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million. After payment of expenses, the Registrant received approximately $13.1 million in net proceeds. In addition, the Registrant issued to the investors Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares. If fully exercised, the Company would receive aggregate gross proceeds from the warrants of approximately $18.9 million.

