Form 10-Q
period 2014-09-30
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2014-11-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________________ to _____________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2014, the registrant had 23,960,217 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,580,213	$191,992
Accounts receivable, trade	11,445,037	8,946,435
Other receivables and deposits	5,889,836	5,787,232
Loans receivable	3,532,037	8,032,037
Inventories	4,193,118	7,419,821
Advances to suppliers	8,437,466	8,700,022
Prepaid expenses	91,667	-
Total current assets	45,169,374	39,077,539

PLANT AND EQUIPMENT, net	14,148,219	14,426,319

CONSTRUCTION IN PROGRESS	47,425,916	40,389,961

OTHER ASSETS
Refundable deposit	4,874,324	4,873,928
Prepayments	61,820,654	61,815,632
Intangible assets, net	32,290,633	32,305,697
Long-term investments	2,898,469	2,898,233
Other assets	113,734	113,725
Total other assets	101,997,814	102,007,215

Total assets	$208,741,323	$195,901,034

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loan	$20,797,114	$20,795,425
Accounts payable, trade	673,449	2,978,326
Other payables and accrued liabilities	1,882,845	2,460,113
Other payables - related party	2,544,833	526,699
Acquisition payable	4,711,846	4,711,463
Customer deposits	79,707	79,701
Taxes payable	1,691,858	765,421
Current portion of warrants liability	3,994,869	-
Total current liabilities	36,376,521	32,317,148

LONG TERM LIABILITIES
Long term loan	29,245,942	29,243,566
Warrants liability	8,080,425	16
Total long term liabilities	37,326,367	29,243,582

Total liabilities	73,702,888	61,560,730

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares and 21,121,372 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	23,960	21,121
Additional paid-in capital	6,845,636	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	109,742,150	112,295,407
Accumulated other comprehensive income	10,405,148	10,410,182
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	130,706,835	130,008,704

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	135,038,435	134,340,304

Total liabilities and equity	$208,741,323	$195,901,034

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013

REVENUE	$13,573,836	$17,475,970

COST OF REVENUE	11,292,494	14,378,669

GROSS PROFIT	2,281,342	3,097,301

OPERATING EXPENSES:
Selling	34,164	40,874
General and administrative	887,795	603,581
Total operating expenses	921,959	644,455

INCOME FROM OPERATIONS	1,359,383	2,452,846

OTHER INCOME (EXPENSE)
Interest income	102,251	183,093
Interest expense	(1,497,213)	(778,767)
Other finance expense	(663)	(62,543)
Change in fair value of warrants	(2,027,162)	12
Total other expense, net	(3,422,787)	(658,205)

INCOME (LOSS) BEFORE INCOME TAXES	(2,063,404)	1,794,641

PROVISION FOR INCOME TAXES	489,853	633,757

NET INCOME (LOSS)	(2,553,257)	1,160,884

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,034)	845,447

COMPREHENSIVE INCOME (LOSS)	$(2,558,291)	$2,006,331

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	21,310,527	21,121,372

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$(0.12)	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,553,257)	$1,160,884
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	279,032	280,236
Amortization and depletion	17,674	17,659
Write-off of other receivables and advances to suppliers	-	85,938
Change in fair value of warrants	2,027,162	(12)
Bad debt expense	116,359	-
Amortization of prepaid expense	8,333	-
Change in operating assets and liabilities
Accounts receivable, trade	(2,641,476)	253,487
Other receivables	(72,829)	(1,333,864)
Inventories	3,224,546	753,639
Advances to suppliers	263,038	(601,098)
Prepaid expenses	-	(269,658)
Accounts payable, trade	(2,303,148)	194,299
Other payables and accrued liabilities	(675,686)	(1,096,598)
Customer deposits	-	(81,100)
Taxes payable	925,584	70,384
Net cash used in operating activities	(1,384,668)	(565,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loan receivable	4,500,000	-
Payments of construction in progress and equipment	(7,026,661)	-
Net cash used in investing activities	(2,526,661)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	9,732,000
Payments of note payable	-	(9,732,000)
Proceeds from issuance of common shares	13,204,538	-
Proceeds from due to related party	2,016,383	-
Net cash provided by financing activities	15,220,921	-

EFFECT OF EXCHANGE RATE ON CASH	78,629	72,831

INCREASE (DECREASE) IN CASH	11,388,221	(492,973)

CASH, beginning of period	191,992	782,018

CASH, end of period	$11,580,213	$289,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$336,180	$222,990
Cash paid for interest expense	$2,123,933	$1,900,455

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Recalsification of salary payable to related parties to other payable to related parties	$-	$236,890
Stock based compensation prepaid to a service provider	$100,000	$-
Issuance of warrants related to the sale of common stock	$10,048,116	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

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

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines. The Company is in the processing of seeking other ways to restructure or resume the coal mine operations.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	September 30, 2014	June 30, 2014
Total current assets	$20,030,896	$21,003,224
Total assets	$180,353,296	$174,577,433
Total current liabilities	$56,426,011	$50,305,119
Total liabilities	$85,671,953	$79,548,685

Presently, the Company’s coking related operations are carried out by Baofeng Coking, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, and electricity generation by Hongguang Power. However, it is the Company’s intention to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). As of September 30, 2014, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 20).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the three months ended September 30, 2014 and 2013, the Company did not sell surplus electricity to the national power grid.

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

The balance sheet amounts, with the exception of equity, at September 30, 2014 and June 30, 2014 were translated at RMB 6.15 to $1 and RMB 6.16 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.16 to $1 and RMB 6.17 to $1 for the three months ended September 30, 2014 and 2013, respectively.

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

The Company determined that the carrying value of its long-term loans approximated their fair value using level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bairui Trust on similar loans (see Note 13).

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Carrying value at September 30, 2014	Fair value measurement at September 30, 2014
		Level 1	Level 2	Level 3
Warrants liability	$12,075,294	$-	$12,075,294	$-

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014
Beginning fair value	$16	$21
Realized loss recorded in earnings	2,027,162	(5)
Granted financial instrument	10,048,116
Ending fair value	$12,075,294	$16

	September 30, 2014	June 30, 2014
Number of shares exercisable	5,550,969	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$3.79	$1.22
Expected term (years)	0.35-3.99	0.60-2.78
Risk-free interest rate	0.02-1.71%	0.15-0.91%
Expected volatility	83-199%	49-61%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three months ended September 30, 2014 and 2013, the Company’s two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of September 30, 2014 and June 30, 2014, the Company had $11,001,934 and $73,389 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of September 30, 2014 and June 30, 2014, $286,030 and $140,158 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of September 30, 2014 and June 30, 2014, $0 and $29,396 allowance for doubtful accounts was provided, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2014 and June 30, 2014, amount to $169,578 and $169,565 was provided for doubtful inventories impairment.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended September 30, 2014 and 2013, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of September 30, 2014 and June 30, 2014.

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

The Company did not record any asset retirement obligation as of September 30, 2014 and June 30, 2014 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the three months ended September 30, 2014, and 2013.

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

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three months ended September 30, 2014, and 2013, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Note 3 – Concentration risk

For the three months ended September 30, 2014, 82.5% of the Company’s total revenues were from three major customers who individually accounted for 37.8%, 25.1% and 19.6% of total revenues, respectively. For the three months ended September 30, 2013, 71.2% of the Company’s total revenues were from four major customers who individually accounted for 23.8%, 21.5%, 13.5% and 12.4% of total revenues, respectively. Accounts receivables of three customers were 24.6%, 22.2% and 15.5% of the total accounts receivable balance at September 30, 2014, respectively. Accounts receivables of two customers were 34.8% and 24.1% of the total accounts receivable balance at June 30, 2014, respectively.

For the year ended September 30, 2014, four major suppliers provided 57.4% of total raw material purchases, with each supplier individually accounting for 17.8%, 15.7%, 12.6% and 11.3% of total raw material purchases, respectively. For the year ended September 30, 2013, four major suppliers provided 59.8% of the Company’s total raw material purchases, with each supplier individually accounting for 21.7%, 16.6%, 11.5% and 10.0% of total purchases, respectively. The Company held no accounts payable from its major suppliers as of September 30, 2014. Accounts payable of three suppliers were 58.5%, 8.1% and -21.0% of total accounts payable balance at June 30, 2014, respectively.

Note 4 – Other receivables and deposits

Other receivables and deposits consisted of the following:

	September 30, 2014	June 30, 2014
Security deposit for auction	$4,874,324	$4,873,928
Receivables from an unrelated company	38,700	29,396
Advances to employees	7,874	6,447
Interest receivable	968,938	906,857
	5,889,836	5,816,628
Less: allowance for doubtful accounts	-	(29,396)
	$5,889,836	$5,787,232

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

CPL repaid $6,862,163 in principal through September 30, 2014, with up to $968,938 of interest receivables outstanding as of September 30, 2014.

For the three months ended September 30, 2014 and 2013, interest income from loans receivable amounted to $102,081 and $183,093, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2014	June 30, 2014
Raw materials	$275,996	$139,162
Work in process	886,908	129,726
Supplies	42,619	44,800
Finished goods	3,157,173	7,275,698
Total	4,362,696	7,589,386
Less: allowance for doubtful impairment	(169,578)	(169,565)
Total inventories, net	$4,193,118	$7,419,821

Note 7 – Advances to suppliers

Most of the Company’s vendors require an advance to ensure timely delivery and favorable pricing.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advances to suppliers amounted to $ 8,437,466 and $8,700,022 as of September 30, 2014 and June 30, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company did not write off any uncollectible advances to suppliers.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2014	June 30, 2014
Buildings and improvements	$11,112,858	$11,111,956
Mine development cost	11,740,673	11,739,719
Machinery and equipment	7,509,417	7,508,807
Other equipment	410,365	410,332
Total	30,773,313	30,770,814
Less accumulated depreciation	(16,625,094)	(16,344,495)
Total plant and equipment, net	$14,148,219	$14,426,319

Depreciation expense amounted to $279,032, and $280,236 for the three months ended September 30, 2014, and 2013, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at September 30, 2014 and June 30, 2014 amounted to $47,425,916 and $40,389,961, respectively, and relates to the new coking plant still under construction and coke gasification facility which was started in July 2014. The new coking plant, with an estimated construction cost of approximately $93.98 million or RMB 578 million originally, requires an additional $23 million or RMB 144 million to complete. The coke gasification facility, with an estimated construction cost of approximately $7.98 million or RMB 49 million, amount unpaid to the constructor $0.95 million or RMB 5.84 million. The remaining unpaid amount was retention money for the construction of gasification facility, which will be paid after certain months that provided as the agreements.

Project	Invested cost as of September 30, 2014	Estimated cost to complete	Estimated total cost

New coking plant (1)	$70,572,416	$23,413,253	$93,985,669
Coke gasification facility (2)	$7,032,674	$948,219	$7,980,893

(1)	Due to a lack of funding, the Company has placed construction on hold until additional funding is secured. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.
(2)	Coke gasification facility was constructed based on our existing coking facility which was leased from Hongfeng. Hongfeng granted the Company use the facility during the leasing period freely. The company believes that the leasing agreement with Hongfeng will renewed from time to time in future. The construction of coke gasification facility was completed and under the testing and calibration phase as the date of report.

Note 10 – Prepayments

Prepayments consisted of the following:

	September 30, 2014	June 30, 2014
Land use rights	$11,396,559	$11,395,633
Construction	50,424,095	50,419,999
Total	$61,820,654	$61,815,632

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason. As of September 30, 2014 and June 30, 2014, such prepayments amounted to $11,396,559 and $11,395,633, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,868,978 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	September 30, 2014	June 30, 2014
Baofeng new coking plant (1)	$20,560,739	$20,559,069
Hongchang new mining tunnels (2) (6)	1,299,820	1,299,714
Hongchang safety instruments (3) (6)	3,249,549	3,249,285
Xingsheng safety instruments (4) (6)	14,151,786	14,150,636
Hongchang mine consolidation (5) (6)	11,162,201	11,161,295
Total	$50,424,095	$50,419,999

(1)	At June 30, 2014, the Company made prepayments of approximately $20.6 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.30 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.25 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.15 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

(5)	The Company made prepayments of approximately $11.16 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of September 30, 2014, these projects have not commenced yet, but the Company expects to do so after approval from the relevant authorities. As of the date of this report, the Company had not received the approval and the Company is expecting to obtain the approval before the end of 2015.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	September 30, 2014	June 30, 2014
Land use rights	$2,547,175	$2,546,968
Mining rights	44,101,629	44,098,046
Total intangible assets	46,648,804	46,645,014
Accumulated amortization – land use rights	(760,615)	(742,866)
Accumulated depletion – mining rights	(13,597,556)	(13,596,451)
Total intangible assets, net	$32,290,633	$32,305,697

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three months ended September 30, 2014 and 2013 amounted to $17,674, and $17,659, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2015	$53,021
2016	70,694
2017	70,694
2018	70,694
2019	70,694
Thereafter	1,450,763
Total	$1,786,560

Note 12 – Long-term investments and refundable deposit

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the three months ended September 30, 2014 and 2013

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

In addition, a deposit of $4,874,324 was made on December 23, 2011 to Henan Coal Seam Gas and is refundable when the joint venture commences operation.

For the three months ended September 30, 2014 and 2013, there was no equity investment income or loss.

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal $324,929 (RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$2,924,594	¥18,000,000	April 2, 2015	December 3, 2013 – April 2, 2015
4,874,324	30,000,000	April 2, 2015	January 3, 2014 – April 2, 2015
4,874,324	30,000,000	April 2, 2015	February 3, 2014 – April 2, 2015
8,123,872	50,000,000	January 2, 2015	October 3, 2013 – January 2, 2015
29,245,942	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,043,056	¥308,000,000

According to the new supplement agreement dated April 2, 2014, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged the Company an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

Weighted average interest rate was 11.8% and 6.2% for the three months ended September 30, 2014 and June 30, 2014, respectively. Interest expense for three months end September 30, 2014 and 2013 amounted to $1,497,213 and $778,767, respectively. No interest was capitalized into CIP.

Note 14 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014	June 30, 2014
Other payable	$318,505	$264,522
Interest payable	1,390,853	2,017,946
Accrued liabilities (1)(2)	173,487	177,645
Total	$1,882,845	$2,460,113

(1)	As of September 30, 2014, and June 30, 2014, $60,000 and $0 of salary payable included in accrued liabilities was payable to the Company’s CEO.
(2)	As of September 30, 2014, and June 30, 2014, $30,000 and $60,000 of salary payable included in accrued liabilities was payable to the Company’s current CFO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $2,544,833 and $526,699 at September 30, 2014 and June 30, 2014, respectively. Such advances are interest free, due on demand and will be settled in cash.

On July 2, 2014, Mr. Lv Jianhua, the CEO of the Company, repaid the interest payable of $2,017,946 to Baidu Trust on behalf of the Company.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of September 30, 2014 and June 30, 2014, acquisition payable was $4,711,846 and $4,711,463, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal.

Note 17 – Taxes

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

The provision for income taxes consisted of the following:

	For the three months ended September 30,
	2014	2013
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	489,853	633,757
Total	$489,853	$633,757

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SinoCoking has incurred a net operating loss for income tax purposes for 2014. As of September 30, 2014, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2034 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2014 and June 30, 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the year ended September 30, 2014 and June 30, 2014, which consisted of the following:

	For the three months ended September 30
	2014	2013
Beginning balance	$1,042,000	$715,000
Additions	689,000	29,000
Ending balance	$1,731,000	$744,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended September 30,
	2014	2013
VAT on sales	$3,863,167	$5,766,847
VAT on purchases	$2,817,948	$4,966,582

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	September 30, 2014	June 30, 2014
VAT	$667,050	$(47,378)
Income tax	797,355	643,498
Others	227,453	169,301
Total	$1,691,858	$765,421

Note 18 – Capital transactions

Common Stock:

On September 24, 2014, the Company completed a registered sale of its common stock with two institutional investors under its shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million in exchange of 2,818,845 shares of the Company’s common stock. After payment of expenses, the Company received approximately $13.2 million in net proceeds. In addition, the Company issued to the investors Series A warrants (“Warrants A”) to purchase an aggregate of 1,409,423 common shares and Series B warrants (“Warrants B”) to purchase an aggregate of 1,644,737 common shares. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock. If fully exercised, the Company would receive aggregate gross proceeds from the warrants of approximately $18.9 million.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options:

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

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement) date on September 18, 2014. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

Options outstanding and exercisable at September 30, 2014 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	0.123 years	$96.00	9,185	0.123 years	$96.00
1,644,737	0.814 years	$6.08	N/A	N/A	N/A

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2013	9,185	-	9,185
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2014	9,185	-	9,185
Granted	-	1,644,737	1,644,737
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2014	9,185	1,644,737	1,653,922

Warrants

As of September 30, 2014 and June 30, 2014, warrants that were exercisable for 3,906,853 shares of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $12,075,294 and $16 at September 30, 2014 and June 30, 2014, respectively. The decrease (increase) in fair value of warrants was $(2,027,162) and $12 for three months ended September 30, 2014 and 2013, respectively, and was recorded as gain (loss) on change in fair value of warrants.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of September 30, 2014, Warrants B were not exercisable.

Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2013	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,508	1,644,737	822,369	4,102,037
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, September 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	1,409,423	225,508	1,644,737	822,369	8,008,890

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 2.53 years as of September 30, 2014.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015, with remaining contractual term of 0.35 years as of September 30, 2014.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 0.44 and 0.46 years as of September 30, 2014, respectively.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, with remaining contractual term of 0.44 years as of September 30, 2014.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015, with remaining contractual terms of 0.75 years as of September 30, 2014.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.99 years as of September 30, 2014.

(8)	The warrants issued to the placement agent underlying 225,508 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.99 years as of September 30, 2014.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of September 30, 2014, Warrants B were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014. As of September 30, 2014, Warrants C were not exercisable.

Note 19 – Earnings per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For the three months ended September 30,
	2014	2013
Net income for earnings per share	$(2,553,257)	$1,160,884
Weight average shares used in basic and diluted computation	21,310,527	21,121,372
Earnings per share – basic and diluted	$(0.12)	$0.05

The Company had warrants and options exercisable for 5,550,969 shares of common stock in the aggregate at September 30, 2014 and June 30, 2014, respectively. For the three months ended September 30, 2014 and 2013, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20- Coal mine acquisitions

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

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2014, approximately $6.66 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 16).

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

Note 21 – Commitments and contingencies

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

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,307,412	$57,058,775	$7,248,637
Hongchang new mining tunnels	1,515,915	1,299,820	216,095
Hongchang safety instruments	7,012,527	3,249,549	3,762,978
Xingsheng safety instruments	19,680,894	14,151,786	5,529,108
Hongchang mine consolidation	32,903,310	11,162,201	21,741,109
Coke gasification facility	7,980,893	7,032,674	948,219
Total	$133,400,951	$93,954,805	$39,446,146

Note 22 – Statutory reserves

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2014, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

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

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	September 30, 2014	June 30, 2014	50% of registered capital	Future contributions required as of September 30, 2014

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC.Major products and respective for the three months ended September 30, 2014 and 2013 are summarized as follows:

	For the three months ended September 30,
	2014	2013

Coke	$11,190,216	$11,261,070
Coal tar	465,322	605,348
Crude benzol	378,790	68,994
Coke power	-	840,709
Coal slurries	101,954	158,471
Mid-coal	362,264	375,608
Washed coal	1,075,290	4,165,770
Raw coal	-	-
	$13,573,836	$17,475,970

Note 24 – Subsequent event

On October 20, 2014, Underground coal gasification construction was started. The construction was scheduled to complete in about February 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2014 and 2013, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

In May 2014, we commenced plans to further extend our coal and coke operations into the clean-burning synthetic gas field. During the beginning of July 2014, we started an investment plan of approximately $7.8 million or RMB 48 million to build a coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”). The construction was completed near the end of September 2014 and commenced its production in the middle of October 2014. The annual capacity of the coke gasification facility is designed at 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour.

On August 28, 2014, we also entered into a cooperative agreement with North China Institute of Science and Technology regarding underground coal gasification development to refine and implement a technology to convert our coal mines with 2.3 million tons of coal recovery reserves into syngas. At the first phase of this cooperation, we will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. The construction commenced in October 2014 and is expected to complete in February 2015. Our target is to build an underground coal gasification facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour. The required funding is expected to come from our operations and loans from financial institutions.

With the coke and coal gasification implementation plans, we plan to transition from being a producer of coal and coke products to a multifunctional energy company engaged in providing coal, coke, and clean-burning syngas.

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

As of September 30, 2014,:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”).

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold pending the ongoing mining moratorium:
(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

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

Results of Operations

Our revenue for the three months ended September 30, 2014 decreased by approximately 22.33% from a year ago as sales of most products slowed, largely as a result of government policies aimed at reducing pollution and softness in the real estate markets which affected demand for steel and as result, coal and coke products. We derived 89% of our revenue from coke products for the three months ended September 30, 2014, as compared to 73% for the three months ended September 30, 2013, and 11% from coal products for the three months ended September 30, 2014 as compared to 27% for the three months September 30, 2013.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) China’s domestic coke market can be expected to remain soft until the Chinese steel industry can work through its oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; and (2) the slower economy, along with an oversupply of mid-coal starting in early 2013, will continue to keep mid-coal price down.

Comparison of the three months ended September 30, 2014 and 2013

Revenue

Revenue decreased by $3,902,134 as compared to the same period last year. Such decrease mainly resulted from decreased sales of coke, washed coal, coke power, coke tar, coal slurry and mid coal, offset by increased sales of crude benzol. Revenue and quantity sold by product type for the three months ended September 30, 2014 and 2013 are as follows:

	Revenues
	Coke products	Coal products	Total
Revenue
Three months ended September 30, 2013	$12,776,121	$4,699,849	$17,475,970
Three months ended September 30, 2014	12,034,328	1,539,508	13,573,836
Increase (decrease) in $	$(741,793)	$(3,160,341)	$(3,902,134)
Increase (decrease) in %	(5.81)%	(67.24)%	(22.33)%

Quantity sold (metric tons)
Three months ended September 30, 2013	58,274	36,763	95,037
Three months ended September 30, 2014	60,357	18,515	78,872
Increase (decrease) in metric tons	2,083	(18,248)	(16,165)
Increase (decrease) in %	3.57%	(49.64)%	(17.01)%

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

Average selling prices per metric ton of our products are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Coke powder
Three months ended September 30, 2013	$220	$314	$345		$172
Three months ended September 30, 2014	191	319	1,041		N/A
Increase (decrease) in $	$(29)	$5	$696	$	N/A
Increase (decrease) in %	(13.18)%	1.59%	201.74%		N/A

Average Selling Price of Coal Products

	Coal slurries	Mid- coal	Washed coal	Raw coal
Three months ended September 30, 2013	$41	$48	$166	$	N/A
Three months ended September 30, 2014	28	49	146		N/A
Increase (decrease) in $	$(13)	$1	$(20)	$	N/A
Increase (decrease) in %	(31.71)%	2.08%	(12.05)%		N/A

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. Coke, coal slurries and washed coal selling prices decreased over the three months ended September 30, 2014 and 2013 and coal tar and mid-coal selling price increased over the three months ended September 30, 2014 and 2013.

However, the increase of $696 or 201.74% at our crude benzol selling price over the three months ended September 30, 2014 and 2013 was due not only to the factors stated above, but also to our crude benzol production quality and quantity. We started to produce crude benzol using new coking ovens and technology in April 2013. As we gained more experience producing crude benzol, we produced more and higher quality crude benzol which gave us more bargaining power with our customers for higher selling prices.

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

Revenue and quantity sold of each coke product are as follows for the periods indicated:

Coke Products

	Coke	Coal tar	Crude benzol	Coke powder	Total

Revenue
Three months ended September 30, 2013	$11,261,070	$605,348	$68,994	$840,709	$12,776,121
Three months ended September 30, 2014	11,190,216	465,322	378,790	-	12,034,328
Increase in $	$(70,854)	$(140,026)	$309,796	$(840,709)	$(741,793)
Increase in %	(0.63)%	(23.13)%	449.02%	(100.00)%	(5.81)%

Quantity sold (metric tons)
Three months ended September 30, 2013	51,261	1,929	200	4,884	58,274
Three months ended September 30, 2014	58,535	1,458	364	-	60,357
Increase in metric tons	7,274	(471)	164	(4,884)	2,083
Increase in %	14.19%	(24.42)%	82.00%	(100.00)%	3.57%

Coke revenues decreased 0.63%, resulting from a 14.19% increase of coke quantity by weight, offset by an average coke price decrease of 13.18%. Due to the market price of and demand for our coke products, we did not produce or sell any coke powder in the three months ended September 30, 2014. Coal tar byproduct revenues decreased by 23.13%, while crude benzol revenues increased by 449.02%. The increase in crude benzol products resulted from an 82.00% increase in the quantity by weight sold and a 201.74% increase in average selling price.

Because the market demand of coke is still weak, we believe coke product revenues will not recover unless we can contract with special customers such as Fangda Steel or we can produce higher quality products for which market demand is strong, such as crude benzol and other byproducts.

Revenues and quantity of each coal product sold are as follows for the period indicated:

Coal Product

	Coal slurries	Mid-coal	Washed coal	Total

Revenue
Three months ended September 30, 2013	$158,471	$375,608	$4,165,770	$4,699,849
Three months ended September 30, 2014	101,954	362,264	1,075,290	1,539,508
Increase in $	$(56,517)	$(13,344)	$(3,090,480)	$(3,160,341)
Increase in %	(35.66)%	(3.55)%	(74.19)%	(67.24)%

Quantity sold (metric tons)
Three months ended September 30, 2013	3,828	7,777	25,158	36,763
Three months ended September 30, 2014	3,674	7,460	7,381	18,515
Increase in metric tons	(154)	(317)	(17,777)	(18,248)
Increase in %	(4.02)%	(4.08)%	(70.66)%	(49.64)%

Our coal revenues continued to suffer from raw coal supply from our coal mine created by the ongoing mining moratorium. We cannot anticipate whether or when the moratorium will end. We received no raw coal revenues for the three months ended September 30, 2014 and 2013.

Because we cannot produce raw coal on our own, we purchase raw coal from third parties and wash coal for our coking processing. In response to the higher price of raw coal used to make washed coal, we have adapted our coal washing process to increase washed coal yield. Doing so has also resulted in less mid-coal and coal slurries being produced, which when combined with the effect of selling price changes, resulted in revenue decreases for both mid-coal and coal slurries.

Our lower washed coal revenue for the three months ended September 30, 2014 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal with which to produce washed coal. In addition, the quarter saw the continued deterioration in the per-ton price of such products, a trend we have seen in recent quarters.

Cost of Revenue

Cost of revenue decreased by 21.46%, from $14,378,669 to $11,292,494 compared to the same period last year. This was mainly driven by lower sales volumes for most of our products and coal tar and coke powder, and the cheaper cost of obtaining raw coal, as compared to the same period of last year.

Gross Profit

Gross profit was $2,281,342, a decrease of $815,959 or 26.34% from $3,097,301 for the same period of 2013, mainly because coke prices declined and sales of washed coal dropped. Despite total sales decreases as stated above, gross profit margin remained stable at 16.81% compare to 17.72% in the same period of last year, mainly due to higher profit margins of certain coke products, such as crude benzol.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, were $921,959, an increase of $277,504 or 43.06% from $644,455 in the same period of 2013. Selling expenses decreased by $6,710, or 16.42%, to $34,164, from a slight reduction in expenses relating to selling activities. General and administrative expenses increased by $284,214 or 47.09%, to $887,795, due to: (1) an increase of $120,000 in our payroll, and (2) an increase in bad debt expense for doubtful accounts of $116,359.

Other Income and Expense

Other income and expense includes finance expense (which consists of interest and other finance expenses, net of interest income), income and expense not related to our principal operations, and change in fair value of warrants. Finance expense was $1,395,625, an increase of $737,408 or 112.03% from the same period a year ago. This is largely due to the following: (1) we incurred an additional $718,446 in interest expense in connection with extending Hongli’s loan with Bairui Trust Co., Ltd. (“Bairui Trust”), due to an average interest rate increase from 6.2% to 11.8%; (2) bank service charges decreased by $61,880, or 98.94%, for the same period of a year ago as our banking transactions decreased, and (3) interest income from loans receivable decreased by $80,842, because we collected $4.5 million in principal during August 2014.

We also recorded other expenses from the change of fair value of warrants in the amount of $2,027,162 for the three months ended September 30, 2014 compared to other income of $12 in the same period of last year, mainly as a result of the increased volatility of our stock price during the three months ended September 30, 2014 and newly issued warrants and options related to the September 24, 2014 Security Purchase Agreement, pursuant to which we issued 2,818,845 shares of common stock attached with Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other expense of $3,422,787 for three months ended September 30, 2014 as compared other expense of $658,205 for the same period of 2013.

Provision for Income Taxes

Provision for income taxes over the three months ended September 30, 2014 decreased by $143,904 to $489,853 from the same period a year ago, reflecting our lower taxable income.

Net income (loss)

We recorded a net loss of $2,553,257, including the increasein fair value of warrants of $2,027,162 for the three months ended September 30, 2014, as compared to net income of $1,160,884 for the same period a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 our working capital was $8,792,853 as compared to $6,760,391 at June 30, 2014, reflecting the $13.2 million capital contribution from a private placement concluded during the three months ended September 30, 2014, $7 million investment in our underground gasification construction, and an increase from the current portion of warrants liability of $4 million.

In summary, our cash flows for the quarters ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,
	2014	2013
Net cash used in operating activities	$(1,384,668)	$(565,804)
Net cash used in investing activities	$(2,526,661)	$-
Net cash provided by financing activities	$15,220,921	$-

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2014 was approximately $1.38 million as compared to net cash used in operating activities of approximately $0.56 million for the same period last year. Except for $2,448,560 in non-cash adjustments, such as $279,032 in depreciation, $17,674 in amortization and depletion, $116,359 in bad debt allowance and $2,027,162 in change in fair value of warrants which increased our derivative liabilities as well as the relevant losses from this valuation, net operating inflow for the three months ended September 30, 2014 resulted from the following factors: (1) inventories decreased by $3,224,546 as our grant of an increased credit line to two new customers enabled them to purchase more of our products, thereby reducing inventory; (2) advances to suppliers decreased by $263,038, due to greater control of our prepayment policy; (3) our taxes payable increased by $925,584 due to VAT payable, which was paid in October 2014. Cash inflow was mainly offset as follows: (1) our accounts receivable increased by $2,641,476, due to Hongli’s extension of an increased credit line to its two new customers during the period; (2) accounts payable decreased by $2,303,148, mainly due to lower raw material purchases during the period; and (3) other payables and accrued liabilities decreased by $675,686 due to the payment of interest related to Bairui Trust over the period.

Net cash used in operating activities for the three months ended September 30, 2013 was approximately $0.57 million, including the non-cash adjustments of $280,236 in depreciation, $17,659 in amortization and depletion and $85,938 in write-off other receivables and advances to suppliers. Net operating inflow also resulted from: (1) inventories decreased $753,639 due to the increase of coke sales (in particular, crude benzol sales), and (2) increase of accounts payable of $194,299. Cash inflow was mainly offset as follows: (1) other receivables increased by $1,333,864 due to an additional deposit of $1,637,000 to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. As of September 30, 2013, the total deposit made for this auction was $3,256,000; (2) other payables and accrued liabilities decreased by approximately $1.1 million due to the payment of interest of $852,030 to Bairui Trust and service charge payments of $226,000 for compensation payable to the our Chief Executive Officer and Chief Financial Officer.

Net Cash Used in Investing Activities

Net cash used in investing activities for three months ended September 30, 2014 was approximately $2.5 million. We collected loans receivable of $4.5 million from Capital Paradise Limited (“CPL”) and invested $7,026,661 in underground gasification construction.

For the three months ended September 30, 2013, we had no cash flows from investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $15.2 million. During the three months ended September 30, 2014, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained additional loans from our shareholder and the CEO, Mr. Lv Jianhua, of approximately $2.0 million. Such loans have not been reduced to writing but are made without interest and are payable on demand.

For the three months ended September 2013, we had no cash flows from financing activities.

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

On April 2, 2014, the parties entered into another supplement agreement, which replaced the extension agreement dated October 1, 2013, as follows:

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

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal. We paid back Bairui Trust RMB 2,000,000 in April 2014 after the supplemental agreement.

We intend to negotiate with Bairui Trust to further extend the maturity dates by an additional two to three years, and to repay the loan through our operational cash flow. We have no guaranty that we will ultimately be successful with such negotiations or the final terms of such negotiations in the event we are successful.

Our business plan involves growing our business through:

(1)	Expand production capability of higher margin coke products such as crude benzol and other derivative byproducts in order to hedge against the unfavorable market conditions for coal and coke that we are facing;

(2)	Look for opportunities to build long-term relationship with quality coal producers to ensure our supply. To that end, Shenhuo Group is already supplying us under a tripartite agreement with Shenhuo Group and Fangda Steel. Under such arrangement, we do not need to make any prepayments or purchase inventory until all coke products ordered by Fangda Steel are delivered, and our receivables from Fangda Steel are settled. As such, we can increase coke sales without significant demand on our working capital;

(3)	Develop and install the system of green facility for the conversion of carbon dioxide into a clean-burning synthetic gas (syngas) to expand our product into the high margin product of syngas. Syngas, a clean-burning fuel, is increasingly utilized as a clean-energy alternative to burning coal. Comprised primarily of hydrogen and carbon monoxide, syngas can also be used to produce a range of widely-used industrial products such as fertilizers, solvents and assorted synthetic materials. This coke gasification facility project was completed and turned to commissioning and trial production stage as the filling of the report.

The following is expected to require capital resources:

•	New Coking Facility. We intend to use existing cash, cash flow from operations, bank loans, collection of our loan receivables, along with other finance arrangements such as extending our long-term loan from Bairui Trust, to complete the construction of our new coking facility. Due to ongoing market conditions, however, we have once again slowed down construction, but plan to resume at full pace if and when market conditions improve.

•	Coal Mine Safety Improvement Project. The total estimated cost for government-mandated safety upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint venture with Henan Coal Seam Gas. These projects have not commenced as of the date of this Report, and we are not sure when it will commence at this time.

•	Coal Underground Gasification Project. On August 28, 2014, we entered in a cooperative agreement with North China Institute of Science and Technology for an underground coal gasification development project to refine and implement technology designed to convert our coal mines with 2.3 million tons of coal recovery reserves into syngas. During the first stage, we plan to invest $18 million in building an underground coal gasification facility.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of September 30, 2014 and June 30, 2014, $286,030 and $140,158 allowance for doubtful accounts was provided, respectively.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of September 30, 2014, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At September 30, 2014, we had approximately $11.58 million in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2014, we issued 20,000 unregistered shares of our common stock to Perceptive Programs, LLC, which serves as our investor relations firm. The shares are issued in return for services to be performed pursuant to an agreement for the period August 1, 2014 through July 31, 2015. No underwriters were involved in the issuance. The issuance was completed in reliance on Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations, as the Company has no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 (3)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated November 14, 2014 *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed by the Company with the SEC on May 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: November 14, 2014	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

