Form 10-Q
period 2014-12-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2015-02-12
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________________ to _____________________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of February 2, 2015, the registrant had 23,960,217 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 22 of the registrant’s annual report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2014 (the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$316,967	$191,992
Accounts receivable, trade	17,742,845	8,946,435
Other receivables and deposits	5,930,399	5,787,232
Loans receivable	3,732,037	8,032,037
Inventories	2,392,834	7,419,821
Advances to suppliers	8,585,181	8,700,022
Prepaid expenses	71,668	-
Total current assets	38,771,931	39,077,539

PLANT AND EQUIPMENT, net	21,787,531	14,426,319

CONSTRUCTION IN PROGRESS	46,964,267	40,389,961

OTHER ASSETS
Refundable deposit	4,881,224	4,873,928
Prepayments	61,908,164	61,815,632
Intangible assets, net	32,318,629	32,305,697
Long-term investments	2,902,572	2,898,233
Other assets	113,895	113,725
Total other assets	102,124,484	102,007,215

Total assets	$209,648,213	$195,901,034

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loan	$50,113,895	$20,795,425
Accounts payable, trade	5,788	2,978,326
Other payables and accrued liabilities	4,332,559	2,460,113
Other payables - related party	2,548,117	526,699
Acquisition payable	4,718,516	4,711,463
Customer deposits	79,820	79,701
Taxes payable	2,031,256	765,421
Current portion of warrants liability	1,061,749	-
Total current liabilities	64,891,700	32,317,148

LONG TERM LIABILITIES
Long term loan	-	29,243,566
Warrants liability	5,560,681	16
Total long term liabilities	5,560,681	29,243,582

Total liabilities	70,452,381	61,560,730

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
23,960,217 shares and 21,121,372 shares issued and outstanding
as of December 31 and June 30, 2014, respectively	23,960	21,121
Additional paid-in capital	6,845,636	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	113,724,008	112,295,407
Accumulated other comprehensive income	10,580,687	10,410,182
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	134,864,232	130,008,704

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	139,195,832	134,340,304

Total liabilities and equity	$209,648,213	$195,901,034

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

REVENUE	$12,677,319	$13,208,253	$26,251,155	$30,684,223

COST OF REVENUE	9,989,469	11,152,697	21,281,963	25,531,366

GROSS PROFIT	2,687,850	2,055,556	4,969,192	5,152,857

OPERATING EXPENSES:
Selling	35,091	39,754	69,255	80,628
General and administrative	2,129,454	475,246	3,017,249	1,078,827
Total operating expenses	2,164,545	515,000	3,086,504	1,159,455

INCOME FROM OPERATIONS	523,305	1,540,556	1,882,688	3,993,402

OTHER INCOME (EXPENSE)
Interest income	62,856	184,247	165,107	367,340
Interest expense	(1,502,341)	(1,311,812)	(2,999,554)	(2,090,579)
Other finance expense	(51,236)	(87,717)	(51,899)	(150,260)
Other income, net	-	-	-	-
Change in fair value of warrants	5,452,865	-	3,425,703	12
Total other income (expense), net	3,962,144	(1,215,282)	539,357	(1,873,487)

INCOME BEFORE INCOME TAXES	4,485,449	325,274	2,422,045	2,119,915

PROVISION FOR INCOME TAXES	503,591	431,932	993,444	1,065,689

NET INCOME (LOSS)	3,981,858	(106,658)	1,428,601	1,054,226

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	175,539	756,310	170,505	1,601,757

COMPREHENSIVE INCOME	$4,157,397	$649,652	$1,599,106	$2,655,983

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,960,217	21,121,372	22,642,611	21,121,372

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.17	$(0.01)	$0.06	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,428,601	$1,054,226
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	652,208	578,000
Amortization and depletion	35,408	35,426
Write-off of other receivables and advances to suppliers	-	89,348
Change in fair value of warrants	(3,425,703)	(12)
Bad debt allowance of receivables	1,549,034	-
Amortization of prepaid expenses	33,332	-
Change in operating assets and liabilities
Accounts receivable, trade	(9,093,126)	(3,951,856)
Other receivables	(135,855)	(1,494,537)
Inventories	5,035,275	(543,788)
Advances to suppliers	(1,106,222)	1,989,148
Prepaid expenses	(5,000)	(193,342)
Accounts payable, trade	(2,975,332)	1,464,233
Other payables and accrued liabilities	1,778,225	229,536
Customer deposits	-	(81,350)
Taxes payable	1,263,983	61,188
Net cash used in operating activities	(4,965,172)	(763,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of principal of loans receivable	4,500,000	-
Loan out pricipal of loans receivable	(200,000)	-
Payments of construction in progress	(14,497,925)	-
Purchase of equipment	-	-
Net cash used in investing activities	(10,197,925)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	9,762,000
Payments of note payable	-	(9,762,000)
Proceeds from short-term loans - others	-	162,700
Payment of short-term loans - others	-	(162,700)
Proceeds from issuance of common shares	13,204,538	-
Proceeds from (payment to) related parties	2,019,836	(66,160)
Net cash provided by (used in) financing activities	15,224,374	(66,160)

EFFECT OF EXCHANGE RATE ON CASH	63,698	135,250

INCREASE (DECREASE) IN CASH	124,975	(694,690)

CASH, beginning of period	191,992	782,018

CASH, end of period	$316,967	$87,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$827,448	$859,388
Cash paid for interest expense, net of capitalized interest	$2,127,570	$1,906,313

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Recalsification of salary payable to related parties to other payable to related parties	$-	$190,000
Common share issued for the payment of a service fee	$100,000	$-
Issuance of warrants related to the sale of common stock	$10,048,116	$-
Transfer of construction in progress into plant and equipment	$7,987,721	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Stock		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2012	21,121,372	$21,121	$3,592,053	$3,689,941	$110,257,132	$7,613,972	$4,331,600	$129,505,819
Net income					1,047,693			1,047,693
Foreign currency translation adjustments						2,289,251		2,289,251
BALANCE, June 30, 2013	21,121,372	21,121	3,592,053	3,689,941	111,304,825	9,903,223	4,331,600	132,842,763
Net income					990,582			990,582
Foreign currency translation adjustments						506,959		506,959
BALANCE, June 30, 2014	21,121,372	21,121	3,592,053	3,689,941	112,295,407	10,410,182	4,331,600	134,340,304
Issuance of common shares	2,838,845	2,839	3,253,583					3,256,422
Net income					1,428,601			1,428,601
Foreign currency translation adjustments						170,505		170,505
BALANCE, December 31, 2014 (UNAUDITED)	23,960,217	$23,960	$6,845,636	$3,689,941	$113,724,008	$10,580,687	$4,331,600	$139,195,832

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

SinoCoking Coal and Coke Chemical Industries, Inc. (“SinoCoking” or the “Company”) was organized on December 31, 1996, under the laws of the State of Florida.

The Company is a vertically-integrated coal and coke producer based in the People’s Republic of China (“PRC” or “China”). The Company’s products currently include washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar and crude benzol. The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. The Company also generates electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations.

The Construction of coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”) was completed at the end of September 2014 and commenced its production in middle of October 2014 (“Stage I facility”), which made the Company extend out operation into the clean-burning synthetic gas field. The Stage I facility has designed annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. The Company commenced a further investment plan of approximately $8.0 million or RMB 49 million to build the Stage II coke gasification facility in November 2014 (Stage II facility). The Stage II facility construction has the same designed size and capacity as the Stage I. The construction of Stage II facility was expected to complete in February 2015.

On August 28, 2014, the Company also entered into a cooperative agreement with North China Institute of Science and Technology regarding underground coal gasification development to refine and implement a technology to convert the Company’s coal mines with 2.3 million tons of coal recovery reserves into syngas. At the first phase of this cooperation, the Company will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. The construction commenced in October 2014 and is expected to complete in February 2015.

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

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines. The Company is in the processing of seeking other ways to restructure or resume the coal mine operations. Underground gasification project, which started construction in October 2014, is one of the effective ways that the Company can do to resume the coal mine operations.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	December 31, 2014	June 30, 2014
Total current assets	$19,926,027	$21,003,224
Total assets	$187,548,160	$174,577,433
Total current liabilities	$93,908,605	$50,305,119
Total liabilities	$93,908,605	$79,548,685

Presently, the Company’s coking and coke gasification related operations are carried out by Baofeng Coking, Hongli engages in coke and coal trading activities, coal related operations by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, electricity generation by Hongguang Power. The Company originally planned to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”). (see Note 12). However, due to the imposition of the provincial-wide mining moratorium in June 2010 in China, and the change of the Company’s original plan from developing coal mining operations to producing syngas, the Company is now negotiating with Henan Coal Seam Gas in the hope of cooperating with each other in another manner. If no agreement is reached, the Company may cancel the registration of the joint-venture or terminate the cooperation relationship. As of December 31, 2014 and the date of this filing, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 20).

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. operating results for the six months periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the six months ended December 31 2014 and 2013, the Company did not sell surplus electricity to the national power grid.

The Company generally sells syngas under long-term agreements at fixed vending prices. In some cases, syngas may be sold with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

Coal, coke and syngas sales represent the invoiced value of goods, net of a value-added tax (“VAT”), sales discounts and actual returns at the time when product is sold to the customer.

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

The balance sheet amounts, with the exception of equity, at December 31 and June 30, 2014 were translated at RMB 6.15 to $1 and RMB 6.16 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.15 to $1 and RMB 6.15 to $1 for the six months ended December 31, 2014 and 2013, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014:

	Carrying value at	Fair value measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Warrants liability	$6,622,430	$-	$6,622,630	$-

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of December 31, 2014 and June 30, 2014:

	December 31,	June 30,
	2014	2014
Beginning fair value	$16	$21
Realized gain recorded in earnings	(3,424,942)	(5)
Granted financial instrument	10,047,356	-
Ending fair value	$6,622,430	$16

	December 31, 2014	June 30, 2014
Number of shares exercisable	5,541,544	3,906,853
Range of exercise price	$6.00-48.00	$6.00-48.00
Stock price	$2.81	$1.22
Expected term (years)	0.10-3.73	0.60-2.78
Risk-free interest rate	0.03-1.53%	0.15-0.91%
Expected volatility	86-186%	49-61%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the six months ended December 31, 2014 and 2013, the Company’s two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of December 31 and June 30, 2014, the Company had $110,457 and $73,389 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivables, trade, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of December 31 and June 30, 2014, $432,889 and $140,158 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of December 31 and June 30, 2014, $0 and $29,396 allowance for doubtful accounts was provided, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of December 31 and June 30, 2014, amount to $169,818 and $169,565 was provided for doubtful inventories impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of December 31 and June 30, 2014, $1,234,705 and $0 allowance for doubtful accounts was provided, respectively.

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

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the six months ended December 31, 2014 and 2013, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Refundable deposit

A deposit was made to Henan Coal Seam Gas (see Note 12). The Company is negotiating with Henan Coal Seam Gas to seek a refund of this deposit but has no guaranty that it will be successful.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of December 31 and June 30, 2014.

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

The Company did not record any asset retirement obligation as of December 31 and June 30, 2014 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the six months ended December 31, 2014 and 2013.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the six months ended December 31, 2014 and 2013, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Note 3 – Concentration risk

For the three months ended December 31, 2014, 63.7% of the Company’s total revenues were from four customers who individually accounted for 19.8%, 16.7%, 13.9% and 13.3% of total revenues, respectively. For the six months ended December 31, 2014, 70.9% of the Company’s total revenues were from four major customers who individually accounted for 22.5%, 19.7%, 18.2% and 10.5% of total revenues, respectively. For the three months ended December 31, 2013, 66.9% of the Company’s total revenues were from two customers who individually accounted for 53.8% and 13.1% of the total revenues, respectively. For the six months ended December 31, 2013, 69.2% of the Company’s total revenues were from four major customers who individually accounted for 30.0%, 13.6%, 13.3% and 12.3% of total revenues, respectively. Accounts receivables of four customers were 18.2%%, 14.6%, 14.5% and 10.1% of the total accounts receivable balance at December 31, 2014, respectively. Accounts receivables of two customers were 34.8% and 24.1% of the total accounts receivable balance at June 30, 2014, respectively.

For the three months ended December 31, 2014, two major suppliers provided 49.1% of the Company’s total raw material purchase, with each supplier individually accounting for 36.1% and 13.0%, respectively. For the six months ended December 31, 2014, three major suppliers provided 50.8% of total raw material purchases, with each supplier individually accounting for 24.1%, 14.4%and 12.3% of total raw material purchases, respectively. For the three months ended December 31, 2013, two major suppliers provided 37.7% of the Company’s total raw material purchase, with each supplier individually accounting for 20.8% and 16.9% of the total purchases, respectively. For the six months ended December 31, 2013, one major supplier provided 19.5% of the Company’s total raw material purchases. The Company held no accounts payable to its major suppliers as of December 31, 2014. Accounts payable of three suppliers were 58.5%, 8.1% and -21.0% of total accounts payable balance at June 30, 2014, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables and deposits

Other receivables and deposits consisted of the following:

	December 31, 2014	June 30, 2014
Security deposit for auction	$4,881,224	$4,873,928
Receivables from an unrelated company	-	29,396
Advances to employees	17,919	6,447
Interest receivable	1,031,256	906,857
	5,930,399	5,816,628
Less: allowance for doubtful accounts	-	(29,396)
	$5,930,399	$5,787,232

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. On January 23, 2015, PRCCU issued a notice indicating that it is terminating the transaction due to PRCCU’s internal problems. PRCCU advises that it will return the refund of a total of RMB 30,000,000 to the Company by the end of March 2015.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 7, 2014, Top Favour loaned an additional $200,000 to CPL with short term maturity date on January 31, 2015. The additional loan of $200,000 frees of interest for the short term period.

On January 27, 2014, both parties agreed on a repayment schedule whereby CPL will repay 50% of the outstanding principal and accrued interest thereon before June 30, 2014, and the balance and accrued interest thereon before December 31, 2014. On August 2014, the Company had collected $4.5 million from CPL as a repayment.

CPL repaid $6,862,163 in principal through December 31, 2014, with up to $1,031,256 of interest receivables outstanding as of December 31, 2014.

For the three months ended December 31, 2014 and 2013, interest income from loans receivable amounted to $62,856 and $184,247, respectively. For the six months ended December 31, 2014 and 2014, interest from the loans receivable amounted to $165,107 and $367,340, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2014	June 30, 2014
Raw materials	$238,719	$139,162
Work in process	672,276	129,726
Supplies	50,550	44,800
Finished goods	1,601,107	7,275,698
Total	2,562,652	7,589,386
Less: allowance for doubtful impairment	(169,818)	(169,565)
Total inventories, net	$2,392,834	$7,419,821

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers amounted to $8,585,181 and $8,700,022 as of December 31 and June 30, 2014, respectively. For the three and six months ended December 31, 2014 and 2013, the Company provided allowance for long-term outstanding advances amounted to $1,234,705 and $0, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2014	June 30, 2014
Buildings and improvements	$11,128,589	$11,111,956
Mine development cost	11,757,293	11,739,719
Machinery and equipment	15,512,237	7,508,807
Other equipment	410,946	410,332
Total	38,809,065	30,770,814
Less: accumulated depreciation	(17,021,534)	(16,344,495)
Total plant and equipment, net	$21,787,531	$14,426,319

Depreciation expense amounted to $373,176, and $297,764 for the three months ended December 31, 2014 and 2013, respectively, and $652,208 and $578,000 for the six months ended December 31, 2014 and 2013, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at December 31 and June 30, 2014 amounted to $46,964,267 and $40,389,961, respectively, and relates to the new coking plant still under construction and the second stage of construction of coke gasification facility which commenced in November 2014. The new coking plant, with an estimated construction cost of approximately $93.99 million or RMB 578 million originally, requires an additional $23 million or RMB 144 million to complete. The second stage of the construction of coke gasification facility, with an estimated construction cost of approximately $7.99 million or RMB 49 million, amount unpaid to the constructor $1.48 million or RMB 9.86 million. The remaining unpaid amount includes retention money for the construction of gasification facility, amount to $0.95 million or RMB 5.84 million, which will be paid after certain months that provided as the agreements.

Project	Invested cost as of December 31, 2014	Estimated cost to complete	Estimated total cost

New coking plant (1)	$70,572,416	$23,413,253	$93,985,669
Coke gasification facility (2)	$6,513,846	$1,478,344	$7,992,190

(1)	Due to a lack of funding, the Company has placed construction on hold until additional funding is secured. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.
(2)	The Second stage of Coke gasification facility was constructed based on our existing coking facility which was leased from Hongfeng. Hongfeng granted the Company use the facility during the leasing period freely. The Company believes that the leasing agreement with Hongfeng will be renewed from time to time in future. The first stage of the Coke Gasification facility was completed and put in to generation on October 2014. The construction of second stage of coke gasification facility was started on November 2014 and expected to complete on February 2015.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Prepayments

Prepayments consisted of the following:

	December 31, 2014	June 30, 2014
Land use rights	$11,412,694	$11,395,633
Construction	50,495,470	50,419,999
Total	$61,908,164	$61,815,632

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason. As of December 31 and June 30, 2014, such prepayments amounted to $11,412,694 and $11,395,633, respectively. The Company is in the process of registering the land use right certificates with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,885,779 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	December 31, 2014	June 30, 2014
Baofeng new coking plant (1)	$20,589,843	$20,559,069
Hongchang new mining tunnels (2) (6)	1,301,659	1,299,714
Hongchang safety instruments (3) (6)	3,254,149	3,249,285
Xingsheng safety instruments (4) (6)	14,171,818	14,150,636
Hongchang mine consolidation (5) (6)	11,178,001	11,161,295
Total	$50,495,470	$50,419,999

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	At December 31, 2014, the Company made prepayments of approximately $20.6 million (RMB 126.5 million) toward construction of its new coking plant.
(2)	The Company made prepayments of approximately $1.30 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.
(3)	The Company made prepayments of approximately $3.25 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.
(4)	The Company made prepayments of approximately $14.17 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.
(5)	The Company made prepayments of approximately $11.16 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.
(6)	As of December 31, 2014, these projects have not commenced yet, but the Company expects to do so after approval from the relevant authorities. As of the date of this report, the Company had not received the approval and the Company is expecting to obtain the approval before the end of 2015.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	December 31, 2014	June 30, 2014
Land use rights	$2,550,781	$2,546,968
Mining rights	44,164,057	44,098,046
Total intangible assets	46,714,838	46,645,014
Accumulated amortization – land use rights	(779,405)	(742,866)
Accumulated depletion – mining rights	(13,616,804)	(13,596,451)
Total intangible assets, net	$32,318,629	$32,305,697

Amortization expense for the three months ended December 31, 2014 and 2013 amounted to $17,734, and $17,767, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 amounted to $35,408 and $35,426, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2015	$35,408
2016	70,815
2017	70,815
2018	70,815
2019	70,815
Thereafter	1,452,708
Total	$1,771,376

Note 12 – Long-term investments and refundable deposit

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the three months ended December 31, 2014 and 2013

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

In addition, a deposit of $4,881,224 was made on December 23, 2011 to Henan Coal Seam Gas and is refundable when the joint venture commences operation.

For the six months ended December 31, 2014 and 2013, there was no equity investment income or loss.

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

Weighted average interest rate was 11.8% and 10.4% for the three months ended December 31, 2014 and 2013, respectively. Interest expense for three months end December 31, 2014 and 2013 amounted to $1,502,341 and $1,311,812, respectively. No interest was capitalized into CIP.

Weighted average interest rate was 11.8% and 8.3% for the six months ended December 31, 2014 and 2013, respectively. Total interest expense for six months end December 31, 2014 and 2013 amounted to $2,999,554 and $2,090,579, respectively. No interest was capitalized into CIP.

As of December 31, 2014, $8,123,872 will be due on January 2, 2015. The Company repaid this loan amount on January 20, 2015 (See note 24).

Note 14 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other payables and accrued liabilities consisted of the following:

	December 31, 2014	June 30, 2014
Other payable (1)	$1,142,268	$264,522
Interest payable	2,893,438	2,017,946
Accrued liabilities (2) (3)	296,853	177,645
Total	$4,332,559	$2,460,113

(1)	As of December 31, 2014, $949,561 or RMB 5,836,000 of construction deposit was retained by the Company for the security of the construction of the built coke gasification facility according to the agreement. The amount of deposit will be paid one year after the construction completed and no quality defection during the period.
(2)	As of December 31 and June 30, 2014, $60,000 and $120,000 of salary payable included in accrued liabilities was payable to the Company’s CEO.
(3)	As of December 31 and June 30, 2014, $60,000 and $60,000 of salary payable included in accrued liabilities was payable to the Company’s current CFO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $2,548,117 and $526,699 at December 31 and June 30, 2014, respectively. Such advances are interest free, due on demand and will be settled in cash.

On July 2, 2014, Mr. Lv Jianhua, the CEO of the Company, repaid the interest payable of $2,017,946 to Baidu Trust on behalf of the Company.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of December 31 and June 30, 2014, acquisition payable was $4,718,516 and $4,711,463, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013
U.S. current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	503,591	431,932	993,444	1,065,689
Total	$503,591	$431,932	$993,444	$1,065,689

SinoCoking has incurred a net operating loss for income tax purposes for 2014. As of December 31, 2014, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2034 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31 and June 30, 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three months and six months ended December 31, 2014 and 2013 which consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Beginning balance	$1,731,000	$744,000	$1,042,000	$715,000
Additions	(689,000)	29,000	-	58,000
Ending balance	$1,042,000	$773,000	$1,042,000	$773,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
VAT on sales	$4,055,270	$2,165,495	$7,925,052	$5,155,085
VAT on purchase	$3,130,537	$2,108,334	$5,953,310	$4,863,567

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	December 31, 2014	June 30, 2014
VAT	$853,841	$(47,378)
Income tax	919,686	643,498
Others	257,729	169,301
Total	$2,031,256	$765,421

Note 18 – Capital transactions

Common Stock:

On September 24, 2014, the Company completed a registered sale of its common stock with two institutional investors under its shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million in exchange of 2,818,845 shares of the Company’s common stock. After payment of expenses, the Company received approximately $13.2 million in net proceeds. In addition, the Company issued to the investors Series A warrants (“Warrants A”) to purchase an aggregate of 1,409,423 common shares and Series B warrants (“Warrants B”) to purchase an aggregate of 1,644,737 common shares. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock. If fully exercised, the Company would receive aggregate gross proceeds from the warrants of approximately $36.2 million.

Options:

Under the 2002 Stock Option Plan for Directors, options exercisable for 1,666 shares of the Company’s common stock at $36.00 per share were granted on October 11, 2002, and expired on October 15, 2012. Options exercisable for 3,126 shares of the Company’s common stock at $96.00 per share were granted on November 16, 2004, and expired on November 16, 2014.

Under the 1999 Stock Option Plan, options exercisable for 6,059 shares of the Company’s common stock at $96.00 per share were granted on November 14, 2004, and expired on November 14, 2014. Such options were fully vested before the Share Exchange on February 5, 2010.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable at December 31, 2014 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	Expired	$96.00	9,185	Expired	$96.00
1,644,737	0.56 years	$6.08	N/A	N/A	N/A

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2013	9,185	-	9,185
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2014	9,185	-	9,185
Granted	-	1,644,737	1,644,737
Forfeited	9,185	-	9,185
Exercised	-	-	-
Outstanding, December 31, 2014	-	1,644,737	1,644,737

Warrants

As of December 31 and June 30, 2014, warrants that were exercisable for 5,541,544 shares and 3,906,853 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $6,622,430 and $16 at December 31 and June 30, 2014, respectively. The decrease (increase) in fair value of warrants was $5,452,865 and $0 for three months ended December 31, 2014 and 2013, respectively, and was recorded as gain (loss) on change in fair value of warrants. The decrease (increase) in fair value of warrants was $3,425,703 and $12 for the six months ended December 31, 2014 and 2013, respectively, and was recorded as gain (loss) on change in fair value of warrants.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of December 31, 2014, Warrants B were not exercisable.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2013	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, December 31, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	1,409,423	225,268	1,644,737	822,369	8,008,650

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 2.27 years as of December 31, 2014.
(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015, with remaining contractual term of 0.10 years as of December 31, 2014.
(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, with remaining contractual term of 0.19 and 0.21 years as of December 31, 2014, respectively.
(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, with remaining contractual term of 0.19 years as of December 31, 2014.
(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015, with remaining contractual terms of 0.50 years as of December 31, 2014.
(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.
(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.73 years as of December 31, 2014.
(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.73 years as of December 31, 2014.
(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of December 31, 2014, Warrants B were not exercisable.
(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of the issuance date.

Note 19 – Earnings per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Net income for earnings per share	$3,981,858	$(106,658)	$1,428,601	$1,054,226
Weight average shares used in basic and diluted computation	23,960,217	21,121,372	22,642,611	21,121,372
Earnings per share – basic and diluted	$0.17	$(0.01)	$0.06	$0.05

The Company had warrants and options exercisable for 5,541,544 shares and 5,550,969 shares of common stock in the aggregate at December 31 and June 30, 2014, respectively. For the three and six months ended December 31, 2014 and 2013, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through December 31, 2014, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

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

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,398,442	$57,139,545	$7,258,897
Hongchang new mining tunnels	1,518,061	1,301,660	216,401
Hongchang safety instruments	7,022,454	3,254,149	3,768,305
Xingsheng safety instruments	19,708,754	14,171,819	5,536,935
Hongchang mine consolidation	32,949,886	11,178,002	21,771,884
Coke gasification facility	7,992,190	7,042,629	949,561
Total	$133,589,787	$94,087,804	$39,501,983

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2014, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of December 31, 2014.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	December 31, 2014	June 30, 2014	50% of registered capital	Future contributions required as of December 31, 2014

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Revenues by products

 The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the three and six months ended December 31, 2014 and 2013 are summarized as follows:

	For the three months ended December 31,		For six months December 31,
	2014	2013	2014	2013

Coke	$7,752,836	$11,170,042	$18,943,052	$22,431,112
Coal tar	406,112	805,567	871,434	1,410,915
Crude benzol	291,774	270,263	670,564	339,257
Coke powder	-	308,291	-	1,149,000
Coal slurries	-	202,337	101,954	360,808
Mid-coal	402,855	451,753	765,119	827,361
Washed coal	1,684,571	-	2,759,861	4,165,770
Raw coal	-	-	-	-
Syngas	2,139,171	-	2,139,171	-
Total	$12,677,319	$13,208,253	$26,251,155	$30,684,223

Note 24 – Subsequent event

On January 15, 2015, Top Favour received the repayment from CPL in amount to $3,732,037. CPL repaid all the principal of the loan from Top Favour till date and remained interest receivable in amount to $1,031,236 outstanding.

On January 20, 2015, Hongli repaid the loan of $8,135,373 (RMB 50,000,000) from Bairui Trust which was due on January 2, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended December 31, 2014 and 2013, should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products currently include washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar and crude benzol. We generate synthetic gas (“Syngas”) which is converted from coke using our coke gasification facility since October 2014. We also generate electricity from gas emitted during the coking process, which we use primarily to power our operations. We anticipate continuing to reduce our reliance on coal products and expand into the clean energy industry.

The Construction of coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”) was completed at the end of September 2014 and commenced its production in middle of October 2014 (“Stage I facility”), which allowed us to extend our operations into the clean-burning synthetic gas field. The Stage I facility has a designed annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. We commenced a further investment plan of approximately $8.0 million or RMB 49 million to build the Stage II coke gasification facility in November 2014 (Stage II facility). The Stage II facility construction has the same designed size and capacity as the Stage I. The construction of Stage II facility is expected to complete in February 2015.

On August 28, 2014, we also entered into a cooperative agreement with North China Institute of Science and Technology regarding underground coal gasification (UCG) development to refine and implement a technology to convert our coal mines with 2.3 million tons of coal recovery reserves into syngas. At the first phase of this cooperation, we will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. The construction commenced on October 27, 2014 and is expected to complete in February 2015. Our target is to build an underground coal gasification facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour. The required funding is expected to come from our operations and loans from financial institutions. The UCG facility will be the first in China to incorporate carbon capture and store (CCS) technology, a process that sequesters resulting carbon dioxide gas deep underground for decades. Both the UCG and CCS technologies to be utilized at the facility are jointly owned by SinoCoking’s two technology partners — the Institute of Process Engineering of the Chinese Academy of Sciences and the North China Institute of Science and Technology — both of which have designated us as their exclusive agent to commercialize both processes.

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

As of December 31, 2014:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”).

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold as a result of the ongoing mining moratorium:

(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd . (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli.

The coal-related activities for the periods discussed below are those coal trading activities of Hongli and Baofeng Coking. Hongchang Coal’s mining operations were halted in September 2011 and other coal mine companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, we do not know if or when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

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

Results of Operations

Three and six months ended December 31, 2014, as compared to three and six months ended December 31, 2013

Our revenue for the three months ended December 31, 2014 decreased by approximately 4.02% from a year ago, while our revenues for the six months ended December 31, 2014 decreased by approximately 14.45% as sales of most coal and coke products slowed, largely as a result of government policies aimed at reducing pollution and softness in the real estate markets which affected demand for steel and as result, coal and coke products. The decrease of revenues from coal and coke products was set off partly by revenues from our clean-burning syngas product which was generated and sold beginning in October 2014.

We derived 67% of the revenue from coke products for the three months ended December 31, 2014, as compared to 95% for the three months ended December 31, 2013, and 16% from coal products for the three months ended December 31, 2014 as compared to 5% for the three months December 31, 2013, and 17% from syngas products for the three months ended December 31, 2014 as compared to 0% for the three months ended December 31, 2013.

We derived 78% of the revenue from coke products for the six months ended December 31, 2014, as compared to 83% for the six months ended December 31, 2013, and 14 % from coal products for the six months ended December 31, 2014 as compared to 17% for the six months December 31, 2013, and 8% from syngas products for the six months ended December 31, 2014 as compared to 0% for the six months ended December 31, 2013.

We are in the processing of extending our business from coal and coke product to clean-burning products. With the improvement of our sales from clean-burning syngas and the production capacity of the clean-burning gas we expect, syngas will contribute a higher proportion of our future revenues.

On a macro level, management has observed the following trends, which may have a direct impact on our operations in the near future: (1) domestic coke market can be expected to remain soft until the Chinese steel industry can work through its oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; (2) the slower economy, along with an oversupply of mid-coal starting in early 2013, will continue to keep mid-coal price down; and (3) Chinese government is likely to continue to encourage and support the development of China’s clean-energy industry, including clean-burning syngas. we engaged in was encouraged.

Revenue

For the three months ended December 31, 2014, revenue decreased by $530,934 or 4.02% to $12,677,319 as compared to the same period last year. Such decrease mainly resulted from decreased sales of coke, coke tar, coke power, coal slurry and mid coal, offset by increased sales of crude benzol, washed coal and new product of syngas. Revenue and quantity sold by product type for the three months ended December 31, 2014 and 2013 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue
Three months ended December 31, 2013		$12,554,163		$654,090		$-	$13,208,253
Three months ended December 31, 2014		8,450,722		2,087,426		2,139,171	12,677,319
Increase (decrease) in $		$(4,103,441)		$1,433,336		$2,139,171	$(530,934)
Increase (decrease) in %		(32.69)%		219.13%		N/A	(4.02)%

Quantity sold (metric tons/cubic meters)
Three months ended December 31, 2013		60,490		14,136		-
Three months ended December 31, 2014		49,529		18,202		21,376,386
Increase (decrease) in metric tons(T)/ cubic meter (M3 )	T	(10,961)	T	4,066	M3	21,376,386
Increase (decrease) in %		(18.12)%		28.76%		N/A

We derived 67% of our revenue from coke products for the three months ended December 31, 2014, as compared to 95% for the three months ended December 31, 2013, and 16% from coal products for the three months ended December 31, 2014 as compared to 5% for the three months December 31, 2013, and 17% from syngas products for the three months ended December 31, 2014 as compared to 0% for the three months ended December 31, 2013.

For the six months ended December 31, 2014, revenues decreased by $4,433,068 or 14.45% to $26,251,155 as compared to the same period last year. Such decrease was resulted from decreases sales of coke, coke tar, coke power, coal slurry, washed coal and mid coal, offset by increased sales of crude benzol and new product of syngas. Revenue and quantity sold by product type for the six months ended December 31, 2014 and 2013 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue
Six months ended December 31, 2013		$25,330,284		$5,353,939		$-	$30,684,223
Six months ended December 31, 2014		20,485,050		3,626,934		2,139,171	26,251,155
Increase (decrease) in $		$(4,845,234)		$(1,727,005)%		$2,139,171	$(4,433,068)
Increase (decrease) in %		(19.13)%		(32.26)%		N/A	(14.45)%

Quantity sold (metric tons/cubic meters)
Six months ended December 31, 2013		118,764		50,899		-
Six months ended December 31, 2014		109,886		36,717		21,376,386
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(8,878)	T	(14,182)	M3	21,376,386
Increase (decrease) in %		(7.48)%		(27.86)%		N/A

We derived 78% of our revenue from coke products for the six months ended December 31, 2014, as compared to 83% for the six months ended December 31, 2013, and 14% from coal products for the six months ended December 31, 2014 as compared to 17% for the six months December 31, 2013, and 8% from syngas products for the six months ended December 31, 2014 as compared to 0% for the six months ended December 31, 2013.

The shifting percentages reflect changes to our operating strategy in order to adapt to market conditions and the change of government policy. The more and more strict environmental requirement and the weakness of real estate industry restrained the demand of coal and coke. The environment friendly product of our syngas is encouraged and the demand is large. We adapted to the market condition and following up with the change of Chinese government policy to transition our business, the revenues structure will change along our change on business strategy.

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

Syngas product was generated from our first phase of coke gasification facility, which was completed and commenced its production in October 2014.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Coke powder
Three months ended December 31, 2013	$201	$320	$1,039		$146
Three months ended December 31, 2014	164	237	656		N/A
Increase (decrease) in $	$(37)	$(83)	$(383)	$	N/A
Increase (decrease) in %	(18.41)%	(25.94)%	(36.86)%		N/A

Six months ended December 31, 2013	$210	$317	$738		$164
Six months ended December 31, 2014	179	275	829		N/A
Increase (decrease) in $	$(31)	$(42)	$91	$	N/A
Increase (decrease) in %	(14.76)%	(13.25)%	12.33%		N/A

Average Selling Price of Coal Products

	Coal slurries		Mid-coal	Washed coal		Raw coal
Three months ended December 31, 2013		$42	$49	$	N/A	$	N/A
Three months ended December 31, 2014		N/A	50		167		N/A
Increase (decrease) in $	$	N/A	$1	$	N/A	$	N/A
Increase (decrease) in %		N/A	2.04%		N/A		N/A

Six months ended December 31, 2013		$42	$48		$166	$	N/A
Six months ended December 31, 2014		28	49		158		N/A
Increase (decrease) in $		$(14)	$1		$(8)	$	N/A
Increase (decrease) in %		(33.33)%	2.08%		(4.82)%		N/A

Average Selling Price of Syngas

Syngas
Three months ended December 31, 2013	$0
Three months ended December 31, 2014	0.01
Increase (decrease) in $	$0.01
Increase (decrease) in %	100%

Six months ended December 31, 2013	$0
Six months ended December 31, 2014	0.01
Increase (decrease) in $	$0.01
Increase (decrease) in %	0.01%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of coke, coal tar, and crude benzol decreased over the three months ended December 31, 2014 and 2013 and mid-coal selling price had an increase over the three months December 31, 2014 and 2013, there were no comparable data of coke powder, coal slurries, and raw coal for the three months ended December 31, 2014 and 2013. The selling prices of coke, coal tar, and coal slurries, washed coal selling price decreased over the six months ended December 31, 2014 and 2013 and crude benzol and mid-coal selling prices had increased over the six months December 31, 2014 and 2013, there were no comparable data of coke powder and raw coal for the six months ended December 31, 2014 and 2013.

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

Average price of syngas was contracted approximately at $0.10 or RMB 0.62 per cubic meter (M3). We had long-term syngas supply agreements with our customers to provide syngas at a fixed vending price of $0.10 or RMB 0.62 per cubic meters (M3). In some cases, syngas may be sold with periodic price adjustments.

Revenue and quantity sold of each coke product for the three months ended December 31, 2014 and 2013 are as follows:

	Coke	Coal tar	Crude benzol	Coke powder	Total
Revenue
Three months ended December 31, 2013	$11,170,042	$805,567	$270,263	$308,291	$12,554,163
Three months ended December 31, 2014	7,752,836	406,112	291,774	-	8,450,722
Increase (decrease) in $	$(3,417,206)	$(399,455)	$21,511	$(308,291)	$(4,103,441)
Increase in %	(30.599)%	(49.59)%	7.96%	N/A	(32.69)%

Quantity sold (metric tons)
Three months ended December 31, 2013	55,602	2,520	260	2,108	60,490
Three months ended December 31, 2014	47,368	1,716	445	-	49,529
Increase (decrease) in metric tons	(8,234)	(804)	185	(2,108)	(10,961)
Increase (decrease) in %	(14.801)%	(31.90)%	71.15%	N/A	(18.12)%

The coke revenues decreased 30.59% resulting from 14.81% decrease in the coke quantity and 18.41% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in the three months ended December 31, 2014. Revenues of byproduct of coal tar decreased 49.59% result from 31.90% decrease in the coal tar quantity and 25.94% decrease in the coke tar average selling price and our revenues from crude benzol increased by 7.96%.

Revenue and quantity sold of each coke product for the six months ended December 31, 2014 and 2013 are as follows:

	Coke	Coal tar	Crude benzol	Coke powder	Total
Revenues
Six months ended December 31, 2013	$22,431,112	$1,410,915	$339,257	$1,149,000	$25,330,284
Six months ended December 31, 2014	18,943,052	871,434	670,564	-	20,485,050
Increase (decrease) in $	$(3,488,060	$(539,481)	$331,307	$(1,149,000)	$(4,845,234
Increase in %	(15.55)%	(38.24)%	97.66%	N/A	(19.13)%

Quantity sold (metric tons)
Six months ended December 31, 2013	106,863	4,449	460	6,992	118,764
Six months ended December 31, 2014	105,903	3,174	809	-	109,886
Increase (decrease) in metric tons	(960)	(1,275)	349	(6,992)	(8,878)
Increase (decrease) in %	(0.90)%	(28.66)%	75.87%	N/A	(7.48)%

The coke revenues decreased 15.55% resulting from 0.90% decrease in the coke quantity and 14.76% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in the six months ended December 31, 2014. Our byproduct revenues from coal tar decreased 38.24% result from 28.66% decrease in the coal tar quantity and 13.25% decrease from the coke tar average selling price and our revenues from crude benzol increased by 97.66% result from 75.87% increase in the crude benzol quantity and 12.33% increase in the crude benzol average selling price.

Since the coke market demand was still weak, our revenues from coke products decreased continuously.

Revenue and quantity sold of each coal product for the three months ended December 31, 2014 and 2013 are as follows:

	Coal slurries	Mid-coal	Washed coal	Raw coal	Total
Revenue
Three months ended December 31, 2013	$202,337	$451,753	$-	$-	$654,090
Three months ended December 31, 2014	-	402,855	1,684,571	-	2,087,426
Increase in $	$(202,337)	$(48,898)	$1,684,571	$-	$1,433,336
Increase (decrease) in %	(100.00)%	(10.82)%	N/A	N/A	219.13%

Quantity sold (metric tons)
Three months ended December 31, 2013	4,852	9,284	-	-	14,136
Three months ended December 31, 2014	-	8,114	10,088	-	18,202
Increase (decrease) in metric tons	(4,852)	(1,170)	10,088	-	4,066
Increase (decrease) in %	(100.00)%	(12.60)%	N/A	N/A	28.76%

Revenue and quantity sold of each coal product for the six months ended December 31, 2014 and 2013 are as follows:

	Coal slurries	Mid-coal	Washed coal	Raw coal	Total
Revenue
Six months ended December 31, 2013	$360,808	$827,361	$4,165,770	$-	$5,353,939
Six months ended December 31, 2014	101,954	765,119	2,759,861	-	3,626,934
Increase (decrease) in $	$(258,854)	$(62,242)	$(1,405,909)	$-	$(1,727,005)
Increase (decrease) in %	(71.74)%	(7.52)%	(33.75)%	N/A	(32.26)%

Quantity sold (metric tons)
Six months ended December 31, 2013	8,680	17,061	25,158	-	50,899
Six months ended December 31, 2014	3,674	15,574	17,469	-	36,717
Increase (decrease) in metric tons	(5,006)	(1,487)	(7,689)	-	(14,182)
Increase (decrease) in %	(57.67)%	(8.72)%	(30.56)%	N/A	(27.86)%

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium or policy will change to allow us to reopen our mining activities. No raw coal revenues for the three months ended December 31, 2014 and 2013.

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

Our lower washed coal revenue for the six months ended December 31, 2014 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal with which to produce washed coal.

Revenue and quantity sold of syngas product for the three months ended December 31, 2014 and 2013 are as follows:

Syngas
Revenue
Three months ended December 31, 2013	$-
Three months ended December 31, 2014	2,139,171
Increase in $	$2,139,171
Increase in %	N/A

Quantity sold (cubic meter)
Three months ended December 31, 2013	-
Three months ended December 31, 2014	21,376,386
Increase (decrease) in cubic meter (M3)	21,376,386
Increase in %	N/A

Revenue and quantity sold of syngas product for the six months ended December 31, 2014 and 2013 are as follows:

Syngas
Revenue
Six months ended December 31, 2013	$-
Six months ended December 31, 2014	2,139,171
Increase in $	$2,139,171
Increase in %	N/A

Quantity sold (cubic meter)
Six months ended December 31, 2013	-
Six months ended December 31, 2014	21,376,386
Increase (decrease) in cubic meter (M3)	21,376,386
Increase in %	N/A

Our syngas operation was launched at the middle of October 2014. We did not have historical data as compared to the results of operations for the three and six months ended December 31, 2014. Our revenues from syngas keeps increasing since commencement in October 2014. All sales of syngas were delivered by underground pipeline and all syngas was delivered as it was generated in our conversion oven. Our coke gasification capacity factor keeps increasing from month to month since October till December 31, 2014. We believe revenues from syngas will keep increasing along with the improvement of our generation technology and the expansion of the capacity.

Cost of Revenue

Cost of revenue decreased by 10.43%, from $11,152,697 to $9,989,469 for the three months ended December 31, 2014 as compared to the same period last year. Cost of revenues decreased by 16.64%, from $25,531,366 to $21,281,963 for the six months ended December 31, 2014 as compared to the same period last year. The decrease was mainly driven by lower sale volumes for most of our products, coal tar and coke powder. Additionally, the cost of obtaining raw coal was reduced as compared to the same period of last year.

Gross Profit

Gross profit was $2,678,850, an increase of $632,294 or 30.76% from $2,055,556 for the three months ended December 31, 2014 as compared to the same period of last year, mainly because of gross profit contributed by syngas which launched since October 2014. Gross profit margin increased to 21.20% from 15.56% as compared to the same period of last year, mainly due to higher profit margin of syngas.

Gross profit was $4,969,192, a decrease of $183,665 or 3.56% from $5,152,857 for the six months ended December 31, 2014 as compared to the same period of last year, mainly because of total sales decrease as stated above. However, because gross profit margin contributed by sales of syngas, the total gross margin increased to 18.93% during the six months ended December 31, 2014 from 16.79% during the same period of last year.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $2,164,545 for the three months ended December 31, 2014, an increase of $1,649,545 or 320.30% from $515,000 as compared to the same period a year ago. Selling expenses decreased by $4,663 or 11.73%, to $35,091, from slight reduction in expenses relating to selling activities. General and administrative expenses increased by $1,654,208 or 348.07%, to $2,129,454, due to: 1) an increase of $120,000 from our payroll, and 2) bad debt expense for doubtful accounts amount to $1,549,034.

Operating expenses, which consist of selling expenses and general and administrative expenses, was $3,086,504 for the six months ended December 31, 2014, an increase of $1,927,049 or 166.20% from $1,159,455 as compared to the same period a year ago. Selling expenses decreased by $11,373 or 14.11%, to $69,255, from slight reduction in expenses relating to selling activities. General and administrative expenses increased by $1,938,422 or 179.68%, to $3,017,249, due to: 1) an increase of $240,000 from our payroll, and 2) bad debt expense for doubtful accounts amounted to $1,549,034.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended December 31, 2014, interest expense, mainly results from interest accrued for the loan from Bairui, was $1,504,341, an increase of $190,529 or 14.52% from $1,311,812 as compared to the same period in the last year due to the weight annual interest rate increased from 10.4% to 11.8%. Interest income, mainly consists of interest income from loan to Capital Paradise Limited, was $62,856, a decrease of $121,391 or 65.88% from $184,247 as compared to the same period in the last year due to we collected $4.5 million in principal during August 2014. Other finance expenses, which consist of bank service fee and currency exchange gain or loss, were $51,236, a decrease of $36,481 or 41.59% as our banking transactions decreased.

For the six months ended December 31, 2014, interest expense, mainly results from interest accrued for the loans from Bairui, was $2,999,554, an increase of $908,975 or 43.48% from $2,090,579 as compared to the same period in the last year due to the weight annual interest rate increased from 8.3% to 11.8%. Interest income, mainly consists of interest income from loans to Capital Paradise Limited, was $165,107, a decrease of $202,233 or 55.05% from $367,340 as compared to the same period in the last year due to we collected $4.5 million in principal during August 2014. Other finance expenses, which consist of bank service fee and currency exchange gain or loss, were $51,899, a decrease of $98,361 or 65.46% as our banking transactions decreased.

We also recorded the income from change of fair value of warrants in the amount of $5,452,862 for the three months ended December 31, 2014, as compared to the income of $0 in the same period of last year. For the six months ended December 31, 2014, we recorded the income from change of fair value of warrants in the amount of $3,424,942, as compared to the income of $12 in the same period of last year. The income from change of fair value of warrants was mainly results of the increase of volatility of our stock price during the three and six months ended December 31, 2014 and the new issuance of warrants and options related to September 24, 2014 Security Purchase Agreement which we issued 2,818,845 shares of common stock attached with Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other income of $3,962,144 for three months ended December 31, 2014 as compared other expense of $1,215,282 in the same period a year ago. We had other income of $539,357 for the six months ended December 31, 2014 as compared other expense of $1,873,487 in the same period a year ago.

Provision for Income Taxes

Provision for income taxes over three months ended December 31, 2014 increased by $71,659 to $503,591 from the same period a year ago, due to the increase of our operation profit.

Provision for income taxes over six months ended December 31, 2014 decreased by $72,245to $933,444 from the same period a year ago, due to the lower taxable income.

Net income (loss)

We had net income of $3,981,858, including the change of $5,452,865 in fair value of warrants for the three months ended December 31, 2014, as compared to net loss of $106,658 for the same period a year ago.

We had net income of $1,428,601, including the change of $3,425,703 in fair value of warrants for the six months ended December 31, 2014, as compared to net income of $1,054,226 for the same period a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014, we have working capital deficit in the amount to $26,119,769 as compared to working capital in the amount to $6,760,391 at June 30, 2014, reflecting the $29.2 million loan reclassified in current portion, $13.55 million investment in our underground gasification construction, and an increase from the current portion of warrants liability of $1 million, although we had $13.2 million capital contribution from a private placement concluded during the six months ended December 31, 2014,.

In summary, our cash flows are as follows:

	For the six months ended December 31,
	2014	2013
Net cash used in operating activities	$(4,965,171)	$(763,780)
Net cash used in investing activities	$(10,197,925)	$-
Net cash provided by financing activities	$15,224,374	$(66,160)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2014 was approximately $4.97 million as compared to net cash used in operating activities of approximately $0.76 million for the same period last year. Except for $1,155,720 in non-cash adjustment such as depreciation, amortization and depletion, bad debt expenses and change in fair value of warrants which decreased our cash-based net income, net operating inflow for the six months ended December 31, 2014 resulted from the following factors: (1) inventories decreased by $5,035,275 due to credit line increases for two new customers and sales to these customers, result the finished goods decreased; (2) other payable and accrued expense increased by $1,778,225, due to the increase of construction deposit $0.88 million, accrued unpaid interest $0.88 million and salary payable $0.12 million. (3) our taxes payable increased by $1,263,983 due to VAT payable and income tax which was paid on time in January 2015. Cash inflow was mainly offset as follows: (1) our account receivable increased by $9,093,126, due to Hongli increased credit line for its customers during the period to promote the sales; (2) advance to supplier increased by $1,106,222 due to the company postpone the delivery of material purchase during the period; (3) accounts payable decreased by $2,975,332 mainly due to less raw materials purchase during the period. There has been a decrease of $11.5 million cash compared with the quarter ended September 30, 2014. The reasons for this are: 1) the Company spent $7.5 million at its stage 2 furnaces installation which installed 4 gasification furnaces and 1 conveyor system during October to December 2014; 2) $4 million cash outflow from its coke and coke gasification operations. Since the Company started to sell its gas on November, 2014 and that is a new business for the Company, it gave longer credit terms to its new gas buyers which increased $2.5 million accounts receivable at December 31, 2014 and another $1.5 million increase from its regular coke sales. Those $4 million outstanding receivables can be seen as a cash spending or a trading loan to customers.

Net cash used in operating activities for the six months ended December 31, 2013 was approximately $0.76 million. Except for $702,762 in non-cash adjustment such as depreciation, amortization and depletion and change in fair value of warrants which increased out cash-based net income, net operating inflow also result in: (1) advance to supplier decreased $1,989,148; (2) accounts payable increased by $1,464,233; (3) other payables and accrued expenses increased $229,536; and (4) tax payable increased by $61,188 due to VAT payable that should be paid in January 2014. Cash inflow was mainly offset as follows: (1) accounts receivable increased by $3,951,856; (2) other receivable increased by $1,494,537; (3) prepaid expense increased by $193,342 and (4) customers deposit decreased by $81,350. The changes in accounts receivable, advance to suppliers, and inventory and accounts payable were mainly due to the Triparties agreement, which resulted increase coke production and sales. Other receivable due to a deposit $1,628,000 we made in an interest-bearing account to bid for a financial instrument issued by Pingdingshan Rural Credit Cooperative Union;

Net Cash Used in Investing Activities

Net cash used in investing activities for six months ended December 31, 2014 was approximately $10.2 million. We collected loan receivable of $4.5 million from CPL. We also invested $14,497,925 in coke gasification construction and facilities.

For the six months ended December 31, 2013, we had no cash flow from investing activities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was approximately $15.2 million. During the six months ended December 31, 2014, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained additional loan from our shareholder and the CEO, Mr. Lv Jianhua, amount to approximately $2.0 million.

Net cash used in financing activities was $66,160 for the six months ended December 31, 2013. SPDB lifted restrictions on the deposits on the maturity note and we used this amount to repaid the note in same amount $9.8 million. We also obtained a short-term loan from an unrelated party $162,700 on October1, 2013, which was repaid on October 14, 2013.

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

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal. We paid back Bairui Trust RMB 2,000,000 on April 2014 after the supplement.

We intend to negotiate with Bairui Trust to further extend the maturity dates by an additional two to three years, and to repay the loan through our operational cash flow. We cannot guarantee that we will be successful in such negotiations.

Our business plan involves growing our business through:

(1)	Expand production capability of higher margin coke products such as crude benzene and other derivative byproducts in order to hedge against the unfavorable market conditions for coal and coke that we are facing;

(2)	Look for opportunities to build long-term relationship with quality coal producers to ensure our supply. To that end, Shenhuo Group is already supplying us under the tripartite agreement. Under such arrangement, we do not need to make any prepayments or purchase inventory until all coke products ordered by Fangda Steel are delivered, and our receivables from Fangda Steel are settled. As such, we can increase coke sales without significant demand on working capital;

(3)	Develop and install the system of green facility for the conversion of carbon dioxide into a clean-burning synthetic gas (syngas) to expand our product into the high margin product of syngas. Syngas, a clean-burning fuel, is increasingly utilized as a clean-energy alternative to burning coal. Comprised primarily of hydrogen and carbon monoxide, syngas can also be used to produce a range of widely-used industrial products such as fertilizers, solvents and assorted synthetic materials. This coke gasification facility project was completed and turned to commissioning and trial production stage as the filling of the report.

The following is expected to require capital resources:

•	New Coking Facility . We intend to use existing cash, cash flow from operations, bank loans, collection of our loan receivables, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to ongoing market conditions, however, we have once again slowed down construction, but plan to resume at full pace if and when market improves.

•	Coal Mine Safety Improvement Project. The total estimated cost for government-mandated safety upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. These projects have not commenced as of the date of this Report, and we are not sure when it will commence at this time.

•	Coal underground gasification project. On August 28, 2014, we entered in a cooperative agreement with North China Institute of Science and Technology at underground coal gasification development to refine and implement a technology at converting out coal mines with 2.3 million tons of coal recovery reserves in to syngas. The first stage, we plan to invest $18 million in building an underground coal gasification facility.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of December 31, 2014 and June 30, 2014, $286,030 and $140,158 allowance for doubtful accounts was provided, respectively.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of December 31, 2014 and June 30, 2014, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At December 31, 2014, we had approximately $316,967 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

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

As of October 7, 2014, Jianhua Lv, the Chairman and Chief Executive Officer of the Company, under the Call Option Agreement (“Incentive Option Agreement”) he entered on July 6, 2009 with Mr. Shaohua Tan, a Singapore citizen, the owner of 100% of the shares of Honour Express then, exercised his option to purchase acquire 100% of the outstanding shares of Honour Express Limited, a British Virgin Islands company (“Honour Express”), which directly owns 6,694,091 shares of the Company’s common stock. As a result, Mr. Lv became the sole shareholder of Honour Express. Given the Option and rights in Honour Express prior to exercise, the exercise of the Option neither increases nor decreases Mr. Lv’s previously disclosed beneficial interest in an aggregate of 7,948,168 shares of the Registrant’s common stock, including both personally held shares and shares held by Honour Express.

As of January 29, 2015 Henan Pingdingshan Shilong District Science and Technology Bureau has approved the Company’s UCG program as a Technology Demonstration project. Based on the oral communication with the head of local government of Shilong District, the Company believes that as a qualified State Scientific Demonstration project, the Company’s UCG program will be entitled to receive a series of benefits and financial support from the government, including 30% reimbursement of total capital investment, 25% refunds for taxes paid to local and state tax authorities, and access to coal for gasification purposes in Shilong District's 27 square kilometers of coal reserves after the completion of the project. However, there is no guaranty that the Company will ultimately receive all or any of such benefits.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 (3)
10.2	Translation of Coal Purchasing Agreement between Henan Shenhuo Guomao Ltd. and Hongli dated January 5, 2015 *
10.3	Translation of Industrial and Mineral Products Purchase Agreement between Hongli and Pingxiang Fangda Steel Ltd. dated January 7, 2015 *
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated February 12, 2015 *
99.2	Translation of Notice of Transference of Non-performing Assets Package Termination from PRCCU dated January 23, 2015*
99.3	Translation of Reply from Baofeng County Science and Technology Bureau regarding Approval of UCG program as a Technology Demonstration Project dated January 29, 2015*

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed by the Company with the SEC on May 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: February 12, 2015	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2015	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

