Form 10-Q
period 2015-03-31
SINOCOKING COAL & COKE CHEMICAL INDUSTRIES, INC.
filed 2015-05-14
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-15931

SinoCoking Coal and Coke Chemical Industries, Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2015, the registrant had 23,960,217 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$103,831	$191,992
Accounts receivable, net	16,476,915	8,946,435
Other receivables and deposits	4,973,125	5,787,232
Loans receivable	-	8,032,037
Inventories	1,987,291	7,419,821
Advances to suppliers	9,302,744	8,700,022
Prepaid expenses	41,669	-
Total current assets	32,885,575	39,077,539

PLANT AND EQUIPMENT, net	21,476,310	14,426,319

CONSTRUCTION IN PROGRESS	47,159,165	40,389,961

OTHER ASSETS
Refundable deposits	4,901,480	4,873,928
Prepayments	62,165,079	61,815,632
Intangible assets, net	32,434,960	32,305,697
Long-term investments	2,914,617	2,898,233
Other assets	114,368	113,725
Total other assets	102,530,504	102,007,215

Total assets	$204,051,554	$195,901,034

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current portion of long term loans	$45,111,059	$20,795,425
Accounts payable, trade	45,403	2,978,326
Other payables and accrued liabilities	2,951,444	2,460,113
Other payables - related party	1,893,226	526,699
Acquisition payable	4,738,098	4,711,463
Customer deposits	80,151	79,701
Taxes payable	1,637,330	765,421
Current portion of warrants liability	289,481	-
Total current liabilities	56,746,192	32,317,148

LONG TERM LIABILITIES
Long term loans	-	29,243,566
Warrants liability	4,442,823	16
Total long term liabilities	4,442,823	29,243,582

Total liabilities	61,189,015	61,560,730

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares and 21,121,372 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	23,960	21,121
Additional paid-in capital	6,846,397	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	116,713,859	112,295,407
Accumulated other comprehensive income	11,256,782	10,410,182
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	138,530,939	130,008,704

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	142,862,539	134,340,304

Total liabilities and equity	$204,051,554	$195,901,034

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

REVENUE	$10,860,134	$10,993,882	$37,111,289	$41,678,105

COST OF REVENUE	6,846,870	8,545,142	28,128,833	34,076,508

GROSS PROFIT	4,013,264	2,448,740	8,982,456	7,601,597

OPERATING EXPENSES:
Selling	34,585	37,723	103,840	118,351
General and administrative	894,165	342,598	3,911,414	1,421,425
Total operating expenses	928,750	380,321	4,015,254	1,539,776

INCOME FROM OPERATIONS	3,084,514	2,068,419	4,967,202	6,061,821

OTHER INCOME (EXPENSE)
Interest income	190	58,895	165,297	426,235
Interest expense	(1,264,104)	(872,615)	(4,263,658)	(2,963,194)
Other finance expense	(563)	(27,689)	(52,462)	(177,949)
Change in fair value of warrants	1,889,365	-	5,315,068	12
Total other income (expense), net	624,888	(841,409)	1,164,245	(2,714,896)

INCOME BEFORE INCOME TAXES	3,709,402	1,227,010	6,131,447	3,346,925

PROVISION FOR INCOME TAXES	719,551	445,945	1,712,995	1,511,634

NET INCOME	2,989,851	781,065	4,418,452	1,835,291

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	676,095	(1,236,437)	846,600	365,320

COMPREHENSIVE INCOME (LOSS)	$3,665,946	$(455,372)	$5,265,052	$2,200,611

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,960,217	21,121,372	23,076,987	21,121,372

EARNINGS PER SHARE
Basic and diluted	$0.12	$0.04	$0.19	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,418,452	$1,835,291
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	1,052,240	640,309
Amortization and depletion	53,126	53,250
Bad debt expense	1,645,659	89,298
Change in fair value of warrants	(5,315,068)	(12)
Amortization of prepaid expenses	58,331	-
Change in operating assets and liabilities
Accounts receivable, trade	(8,428,248)	(38,624)
Other receivables	841,985	(1,406,410)
Inventories	5,450,252	(2,219,390)
Advances to suppliers	(1,215,314)	(1,957,529)
Prepaid expenses	-	-
Accounts payable, trade	(2,936,709)	1,666,570
Other payables and accrued liabilities	(807,441)	754,872
Customer deposits	-	(81,519)
Taxes payable	863,744	(87,979)
Net cash used in operating activities	(4,318,991)	(751,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of principal of loans receivable	8,232,037	-
Loan out pricipal of loans receivable	(200,000)	-
Payments of construction in progress	(6,511,939)	-
Purchase of equipment	(7,040,567)	-
Net cash used in investing activities	(5,520,469)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	9,782,343
Payments of note payable	-	(9,782,343)
Repayment of short-term loans - Bairui Trust	(8,132,990)	-
Preceeds from short-term loans - CPL	2,958,329	-
Proceeds from short-term loans - others	-	162,700
Repayment of short-term loans - others	-	(162,700)
Proceeds from issuance of common shares	13,204,539	-
Proceeds from (payment to) related parties	1,380,735	176,962
Net cash provided by financing activities	9,410,613	176,962

EFFECT OF EXCHANGE RATE ON CASH	340,686	(2,766)

DECREASE IN CASH	(88,161)	(577,677)

CASH, beginning of period	191,992	782,018

CASH, end of period	$103,831	$204,341

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,330,554	$1,292,053
Cash paid for interest expense	$4,893,353	$1,910,285

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Recalsification of salary payable to related parties to other payable to related parties	$-	$190,000
Common share issued for the payment of a service fee	$100,000	$-
Issuance of warrants related to the sale of common stock	$10,047,356	$-
Transfer of construction in progress into plant and equipment	$7,040,567	$-

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

The construction of the coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”) was completed at the end of September 2014 and commenced its production in middle of October 2014 (“Stage I facility”), which made the Company extend out operation into the clean-burning synthetic gas field. The Stage I facility was designed with an annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. The Company commenced a further investment plan of approximately $8.0 million or RMB 49 million to build the Stage II coke gasification facility in November 2014 (“Stage II facility”). The Stage II facility construction will have the same designed size and capacity as the Stage I facility. As of March 31, 2015, the Company had invested $6,511,939 in construction of the Stage II facility. The Stage II facility is expected to be completed in May 2015.

On August 28, 2014, the Company also entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into syngas. At the first phase of this cooperation, the Company will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour. We started the feasibility study of UCG in October 2014. We have not commenced the substantial construction by the date of this report due to lack of funds.

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

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all SinoCoking mines. The Company is in the processing of seeking other ways to restructure or resume the coal mine operations. Underground gasification project, which started construction August 2014, is one of the effective ways that the Company can resume the coal mine operations.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Top Favour	• A British Virgin Islands company • Incorporated on July 2, 2008	100%
Hongyuan	• A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) • Incorporated on March 18, 2009 • Initial registered capital of $3 million, further increased to 12.5 million at November 2014, fully funded	100%
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
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)

•     A PRC limited liability company

•     Incorporated on August 13, 2009

•     Registered capital of $461,700 (RMB 3,000,000) fully funded

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	March 31, 2015	June 30, 2014
Total current assets	$18,973,532	$21,003,224
Total assets	$186,871,858	$174,577,433
Total current liabilities	$91,392,526	$50,305,119
Total liabilities	$91,392,526	$79,548,685

Presently, the Company’s coking and coke gasification related operations are carried out by Baofeng Coking, Hongli engages in coke and coal trading activities, electricity generation is carried out by Hongguang Power. Our coal related operations were halted which should be carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, respectively. The Company originally planned to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12). However, due to the imposition of the provincial-wide mining moratorium since June 2010 in China, and the change of the Company’s original plan from developing coal mining operations to producing syngas, the Company is now negotiating with Henan Coal Seam Gas in the hope of cooperating with each other in another manner. If no agreement is reached, the Company may cancel the registration of the joint-venture or terminate the cooperation relationship. As of March 31, 2015 and the date of this filing, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had had no operations since their acquisitions by the Company (see Note 20).

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

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

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the total amount of mineralized coal materials that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the nine months ended March 31, 2015 and 2014, the Company did not sell surplus electricity to the national power grid.

The Company generally sells syngas under long-term agreements at fixed vending prices. In some cases, syngas may be sold with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

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

The balance sheet amounts, with the exception of equity, at March 31, 2015 and June 30, 2014 were translated at RMB 6.12 to $1 and RMB 6.16 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.15 to $1 and RMB 6.13 to $1 for the nine months ended March 31, 2015 and 2014, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Carrying value at March 31, 2015	Fair value measurement at March 31, 2015
		Level 1	Level 2	Level 3
Warrants liability	$4,732,304	$-	$4,732,304	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
Beginning fair value	$16	$21
Realized gain recorded in earnings	(5,315,068)	(5)
Granted financial instrument	10,047,356	-
Ending fair value	$4,732,304	$16

	March 31, 2015	June 30, 2014
Number of shares exercisable	1,721,664	3,906,853
Range of exercise price	$ 6.08-48.00	$ 6.00-48.00
Stock price	$2.39	$1.22
Expected term (years)	0.25-3.49	0.60-2.78
Risk-free interest rate	0.03-1.26%	0.15-0.91%
Expected volatility	42-87%	49-61%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the nine months ended March 31, 2015 and 2014, the Company’s two long term investments are not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of March 31, 2015 and June 30, 2014, the Company had $64,998 and $73,389 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of March 31, 2015 and June 30, 2014, $1,126,748 and $140,158 allowance for doubtful accounts was provided, respectively.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of March 31, 2015 and June 30, 2014, $0 and $29,396 allowance for doubtful accounts was provided, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2015 and June 30, 2014, amount to $0 and $169,565 was provided for doubtful inventories impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of March 31, 2015 and June 30, 2014, $667,175 and $0 allowance for doubtful accounts was provided, respectively.

Plant and equipment, net

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments that extend the useful life are capitalized. When items of plant and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Mine development costs are capitalized and amortized by the units of production method over estimated total amount of mineralized coal materials. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated useful life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	1-5 years
Transportation equipment	5-7 years

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-progress (“CIP”) includes direct costs of construction for mining tunnel improvements and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the nine months ended March 31, 2015 and 2014, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

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

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond the total amount of mineralized coal materials, and amortized to operations as depletion expense using the units-of-production method over the estimated amount of mineralized coal materials. The Company’s coal mines are controlled through its VIEs, which control generally lasts until the mineralized coal materials are depleted.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of March 31, 2015 and June 30, 2014.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the mineralized coal materials multiplied by the production during the period.

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

The Company did not record any asset retirement obligation as of March 31, 2015 and June 30, 2014 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes were incurred during the nine months ended March 31, 2015 and 2014.

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

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the nine months ended March 31, 2015 and 2014, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

Recently issued accounting pronouncements

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning July 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 3 – Concentration risk

For the three months ended March 31, 2015, 78.2% of the Company’s total revenues were from four customers who individually accounted for 31.1%, 17.8%, 16.0% and 13.3% of total revenues, respectively. For the nine months ended March 31, 2015, 52.5% of the Company’s total revenues were from three major customers who individually accounted for 22.0%, 15.9% and 14.6% of total revenues, respectively. For the three months ended March 31, 2014, 70.4% of the Company’s total revenues were from two customers who individually accounted for 58.0% and 12.4% of the total revenues, respectively. For the nine months ended March 31, 2014, 60.5% of the Company’s total revenues were from three major customers who individually accounted for 37.3%, 13.1%, - 10.1% of total revenues, respectively. Accounts receivables of three customers were 13.6%%, 12.0% and 12.0% of the total accounts receivable balance at March 31, 2015, respectively. Accounts receivables of two customers were 34.8% and 24.1% of the total accounts receivable balance at June 30, 2014, respectively.

For the three months ended March 31, 2015, three major suppliers provided 91.8% of the Company’s total raw material purchase, with each supplier individually accounting for 43.6%, 30.7% and 17.5%, respectively. For the nine months ended March 31, 2015, three major suppliers provided 55.3% of total raw material purchases, with each supplier individually accounting for 29.3%, 15.2% and 10.8% of total raw material purchases, respectively. For the three months ended March 31, 2014, three major suppliers provided 83.4% of the Company’s total raw material purchase, with each supplier individually accounting for 56.3%, 14.2% and 12.9% of the total purchases, respectively. For the nine months ended March 31, 2014, two major supplier provided 39.1% of the Company’s total raw material purchases, with each supplier individually accounting for 23.0% and 16.1% of the total purchases, respectively. The Company held no accounts payable to its major suppliers as of March 31, 2015. Accounts payable of three suppliers were 58.5%, 8.1% and -21.0% of total accounts payable balance at June 30, 2014, respectively.

Note 4 – Other receivables and deposits

Other receivables and deposits consisted of the following:

	March 31, 2015	June 30, 2014
Security deposit for auction	$4,901,481	$4,873,928
Receivables from an unrelated company	50,649	29,396
Advances to employees	20,995	6,447
Interest receivable	-	906,857
	4,973,125	5,816,628
Less: allowance for doubtful accounts	-	(29,396)
	$4,973,125	$5,787,232

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. On January 23, 2015, PRCCU issued a notice indicating that the transaction is terminated due to PRCCU’s internal problems, PRCCU advised that it would return the refund of a total of RMB 30,000,000 to the Company by the end of March 2015. On March 26, 2015 PRCCU issued a notice to the Company that this deposit will be returned by the end of December 2015.

Note 5 – Loans receivable

On June 8, 2011, Capital Paradise Limited (“CPL”) or previously known as Ziben Tiantang Co., Ltd., an unrelated party, borrowed $10,044,200 from Top Favour, one of the Company’s consolidated entities, in an unsecured loan at an annual interest rate of 9.45%, with interest due every six months. The loan matured on June 7, 2012. On June 8, 2012, Top Favour and CPL entered into a supplemental agreement to extend the maturity date to December 7, 2012, and to decrease the interest rate to 7% annually.

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

On October 7, 2014, Top Favour loaned an additional $200,000 to CPL with a short term maturity date on January 31, 2015. The additional loan of $200,000 was free of the interest charge and had been fully repaid in January 2015.

On January 27, 2014, both parties agreed on a repayment schedule whereby CPL will repay 50% of the outstanding principal and accrued interest thereon before June 30, 2014, and the balance and accrued interest thereon before December 31, 2014.

On August 2014, the Company had collected $4.5 million from CPL as a repayment and all remaining principal was settled on January 15, 2015. On January 28, 2015 all outstanding interest payable, which both parties agreed accrued as of December 31, 2014, was cleaned.

For the three months ended March 31, 2015 and 2014, interest incomes from loans receivable amounted to $0 and $58,809, respectively. For the nine months ended March 31, 2015 and 2014, interest incomes from the loans receivable amounted to $164,400 and $422,067, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2015	June 30, 2014
Raw materials	$192,488	$139,162
Work in process	1,664,036	129,726
Supplies	13,732	44,800
Finished goods	117,035	7,275,698
Total	1,987,291	7,589,386
Less: allowance for impairment	-	(169,565)
Total inventories, net	$1,987,291	$7,419,821

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

Advances to suppliers amounted to $9,302,744 and $8,700,022 as of March 31, 2015 and June 30, 2014, respectively. For the three and nine months ended March 31, 2015 and 2014, the Company provided allowance for long-term outstanding advances amounted to $667,175 and $0, respectively.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2015	June 30, 2014
Buildings and improvements	$11,174,772	$11,111,956
Mine development cost	11,806,084	11,739,719
Machinery and equipment	15,576,611	7,508,807
Other equipment	412,651	410,332
Total	38,970,118	30,770,814
Less: accumulated depreciation	(17,493,808)	(16,344,495)
Total plant and equipment, net	$21,476,310	$14,426,319

Depreciation expense amounted to $400,032, and $79,200 for the three months ended March 31, 2015 and 2014, respectively, and $1,052,240 and $640,309 for the nine months ended March 31, 2015 and 2014, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at March 31, 2015 and June 30, 2014 amounted to $47,159,165 and $40,389,961, respectively, and relates to the new coking plant still under construction and the second stage of construction of the coke gasification facility which commenced in November 2014. The new coking plant, with an estimated construction cost of approximately $94.51 million or RMB 578 million originally, requires an additional $24 million or RMB 144 million to complete. The second stage of the construction of the coke gasification facility, with an estimated construction cost of approximately $8.03 million or RMB 49 million, had outstanding payable of $1.48 million or RMB 9.86 million to the construction firm. The remaining unpaid amount includes retention money for the construction of gasification facility, amount to $0.95 million or RMB 5.84 million, which will be paid certain months after completion of the construction.

Project	Invested cost as of March 31, 2015	Estimated cost to complete	Estimated total cost

New coking plant (1)	$70,965,599	$23,543,679	$94,509,296
Coke gasification facility (2)	$6,540,878	$1,484,479	$8,025,357

(1)	Due to a lack of funding, the Company has placed construction on hold until additional funding is secured. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	The second stage of the coke gasification facility was constructed based on our existing coking facility which was leased from Hongfeng. Hongfeng granted the Company the right to use the coking facility during the leasing period freely. The Company believes that the leasing agreement with Hongfeng will be renewed from time to time in future. The first stage of the coke gasification facility was completed and put into production on October 2014. The construction of the second stage of the coke gasification facility was started on November 2014 and expected to be completed by May 2015.

Note 10 – Prepayments

Prepayments consisted of the following:

	March 31, 2015	June 30, 2014
Land use rights	$11,460,053	$11,395,633
Construction	50,705,026	50,419,999
Total	$62,165,079	$61,815,632

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is still under construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason. As of March 31, 2015 and June 30, 2014, such prepayments amounted to $11,460,053 and $11,395,633, respectively. The Company is in the process of obtaining the certificates of the land use rights with the relevant authorities and expects to complete such registrations at an estimated total cost of $11,935,104 (RMB 73,050,000), concurrently with completing the construction of the new plant.

Prepayments for construction

Prepayments for construction consisted of the following:

	March 31, 2015	June 30, 2014
Baofeng new coking plant (1)	$20,675,291	$20,559,069
Hongchang new mining tunnels (2) (6)	1,307,061	1,299,714
Hongchang safety instruments (3) (6)	3,267,653	3,249,285
Xingsheng safety instruments (4) (6)	14,230,631	14,150,636
Hongchang mine consolidation (5) (6)	11,224,390	11,161,295
Total	$50,705,026	$50,419,999

(1)	At March 31, 2015, the Company made prepayments of approximately $20.7 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.31 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.27 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.23 million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	The Company made prepayments of approximately $11.22 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of March 31, 2015, these projects had not commenced yet, but the Company expected to do so after approval from the relevant authorities. As of the date of this report, the Company had not received the approval and the Company was expecting to obtain the approval before the end of 2015.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	March 31, 2015	June 30, 2014
Land use rights	$2,561,366	$2,546,968
Mining rights	44,347,334	44,098,046
Total intangible assets	46,908,700	46,645,014
Accumulated amortization – land use rights	(800,427)	(742,866)
Accumulated depletion – mining rights	(13,673,313)	(13,596,451)
Total intangible assets, net	$32,434,960	$32,305,697

Amortization expense for the three months ended March 31, 2015 and 2014 amounted to $17,718, and $17,824, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 amounted to $53,126 and $53,250, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2015	$17,709
2016	70,834
2017	70,834
2018	70,834
2019	70,834
Thereafter	1,459,894
Total	$1,760,939

Note 12 – Long-term investments and refundable deposit

Long-term investments consisted of investments accounted for using the cost and equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the nine months ended March 31, 2015 and 2014

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) will be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital as Hongyuan CSG has remained inactive. Zhonghong and Henan Coal Seam Gas are in the process of negotiating with the appropriate PRC authorities to extend the due date for the outstanding registered capital.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, a deposit of $4,881,224 was made on December 23, 2011 to Henan Coal Seam Gas and is refundable when the joint venture commences operation.

For the nine months ended March 31, 2015 and 2014, there was no equity investment income or loss.

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

For the loan due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting October 3, 2012. Such payment was repaid in full on December 25, 2012.

For the loan due April 2, 2013, the Company repaid $3.25 million (RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.01 million (RMB 80 million) as follows: (a) $3.25 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting April 23, 2013; (b) $4.88 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013; and (c) $4.88 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged an additional 9.45% annual interest rate on the entire $13.01 million outstanding.

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal $324,929 (RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$2,928,734	¥18,000,000	April 2, 2015	December 3, 2013 – April 2, 2015
4,881,224	30,000,000	April 2, 2015	January 3, 2014 – April 2, 2015
4,881,224	30,000,000	April 2, 2015	February 3, 2014 – April 2, 2015
8,135,373	50,000,000	January 2, 2015	October 3, 2013 – January 2, 2015
29,287,340	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,113,895	¥308,000,000

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

On January 20, 2015, Hongli repaid the loan of $8,135,373 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Honhli and Baitui Trust reached an agreement to extend the outstanding loans of $12,743,849 (RMB 78,000,000) which due on April 2, 2015 to April 2, 2016 with the annual interest rate of 11.88%. As of March 31, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,743,849	¥78,000,000	April 2, 2016	11.88%
29,408,881	180,000,000	October 2, 2015	11.88%
$42,152,730	¥258,000,000

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of March 31, 2015, the outstanding loan from Capital Paradise Limited was $2,958,329.

Weight average interest rate and interest expense

Weighted average interest rate was 11.7% and 7.0% for the three months ended March 31, 2015 and 2014, respectively. Interest expense for the three months ended March 31, 2015 and 2014 was $1,264,104 and $872,615, respectively. No interest was capitalized into CIP.

Weighted average interest rate was 11.8% and 7.23% for the nine months ended March 31, 2015 and 2014, respectively. Total interest expense for the nine months ended March 31, 2015 and 2014 was $4,263,658 and $2,963,194, respectively. No interest was capitalized into CIP.

Note 14 – Other payables and accrued liabilities

Other payables and liabilities mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	March 31, 2015	June 30, 2014
Other payable (1)	$1,191,980	$264,522
Interest payable	1,396,731	2,017,946
Accrued liabilities (2) (3)	362,733	177,645
Total	$2,951,444	$2,460,113

(1)	As of March 31, 2015, $964,597 or RMB 5,836,000 of construction deposit was retained by the Company for the security of the construction of the first stage coke gasification facility which was completed at October 2014. The amount of deposit will be paid one year after the construction was completed, if no quality defection occurs during the period.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	As of March 31, 2015 and June 30, 2014, $180,000 and $120,000 of salary payable included in accrued liabilities was payable to the Company’s CEO.

(3)	As of March 31, 2015 and June 30, 2014, $60,000 and $60,000 of salary payable included in accrued liabilities was payable to the Company’s CFO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO. Advances from the CEO amounted to $1,893,226 and $526,699 at March 31, 2015 and June 30, 2014, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the nine months ended March 31, 2015, the Company borrowed $4,785,591 from Mr. Jianhua Lv, the CEO of the Company, to pay off its interest payable to Baidu Trust. The loan of $4,785,591 due to Mr. Jianhua Lv had been repaid before March 31, 2015.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of March 31, 2015 and June 30, 2014, acquisition payable was $4,738,098 and $4,711,463, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal.

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

The provision for income taxes consisted of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
U.S. current income tax expense	$-	$-	$-	$-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	719,551	445,945	1,712,995	1,511,634
Total	$719,551	$445,945	$1,712,995	$1,511,634

SinoCoking has incurred a net operating loss for income tax purposes for 2015. As of March 31, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2034 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2015 and June 30, 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the valuation allowance for the three months and nine months ended March 31, 2015 and 2014 which consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Beginning balance	$1,042,000	$773,000	$1,042,000	$715,000
Additions	-	56,000	-	114,000
Ending balance	$1,042,000	$829,000	$1,042,000	$829,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
VAT on sales	$3,280,167	$4,422,941	$11,207,331	$15,368,143
VAT on purchase	$2,374,541	$4,189,062	$8,329,437	$14,039,697

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	March 31, 2015	June 30, 2014
VAT	$194,435	$(47,378)
Income tax	1,238,656	643,498
Others	204,239	169,301
Total	$1,637,330	$765,421

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement) dated September 18, 2014. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

Options outstanding and exercisable at March 31, 2015 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
9,185	Expired	$96.00	9,185	Expired	$96.00
1,644,737	0.32 years	$6.08	1,644,737	0.32 years	$6.08

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2013	9,185	-	9,185
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2014	9,185	-	9,185
Granted	1,644,737	-	1,644,737
Forfeited	(9,185)	-	(9,185)
Exercised	-	-	-
Outstanding, March 31, 2015	1,644,737	-	1,644,737

Warrants

As of March 31, 2015 and June 30, 2014, warrants that were exercisable for 1,721,644 shares and 3,906,853 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $4,732,304 and $16 at March 31, 2015 and June 30, 2014, respectively. The decrease in fair value of warrants was $1,889,365 and $0 for three months ended March 31, 2015 and 2014, respectively, and was recorded as gain on change in fair value of warrants. The decrease in fair value of warrants was $5,315,068 and $12 for the nine months ended March 31, 2015 and 2014, respectively, and was recorded as gain on change in fair value of warrants.

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will expire after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, July 25, 2015, or (2) if a registration failure has occurred, September 24, 2018. As of March 31 2015, Warrants B were not exercisable.

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

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2013	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	(590,446)	(3,082,027)	(117,163)	(30,244)	-	-	-	-	-	(3,819,880)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, March 31, 2015	36,973	-	-	-	-	50,000	1,409,423	225,268	1,644,737	822,369	4,188,770

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 2.03 years as of March 31, 2015.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015, this warrant was forfeited without exercising as of March 31, 2015.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, this warrant was forfeited without exercising as of March 31, 2015.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, this warrant was forfeited without exercising as of March 31, 2015.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015, with remaining contractual terms of 0.25 years as of March 31, 2015.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.493 years as of March 31, 2015.

(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.49 years as of March 31, 2015.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of March 31, 2015, Warrants B were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

Note 19 – Earnings per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Net income for earnings per share	$2,989,851	$740,191	$4,418,452	$1,835,291
Weight average shares used in basic and diluted computation	23,960,217	21,121,372	23,076,987	21,121,372
Earnings per share – basic and diluted	$0.12	$0.04	$0.19	$0.09

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 1,721,664 shares and 3,916,038 shares of common stock in the aggregate at March 31, 2015 and June 30, 2014, respectively. For the three and nine months ended March 31, 2015 and 2014, all outstanding options and warrants were excluded from the diluted earnings per share calculation since they were anti-dilutive.

Note 20 - Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through March 31, 2015, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of March 31, 2015, approximately $6.66 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 16).

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

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. On April 8, 2014 and 2015, the Company renewed the agreement for another year, respectively.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,665,691	$57,376,670	$7,289,021
Hongchang new mining tunnels	1,524,360	1,307,061	217,299
Hongchang safety instruments	7,051,596	3,267,653	3,783,943
Xingsheng safety instruments	19,790,543	14,230,631	5,559,912
Hongchang mine consolidation	33,086,625	11,224,390	21,862,235
Coke gasification facility	8,025,357	7,071,856	953,501
Total	$134,144,172	$94,478,261	$39,665,911

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of March 31, 2015, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of March 31, 2015.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	March 31, 2015	June 30, 2014	50% of registered capital	Future contributions required as of March 31, 2015

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the three and nine months ended March 31, 2015 and 2014 are summarized as follows:

	For the three months ended March 31,		For nine months ended March 31,
	2015	2014	2015	2014

Coke	$4,766,487	$9,400,942	$23,709,539	$31,832,054
Coal tar	365,112	711,750	1,236,546	2,122,665
Crude benzol	154,497	220,893	825,061	560,150
Coke powder	-	35,075	-	502,164
Coal slurries	-	141,356	101,954	1,184,075
Mid-coal	455,053	442,800	1,220,173	1,270,161
Washed coal	-	41,066	2,759,861	4,206,836
Raw coal	-	-	-	-
Syngas	5,118,984	-	7,258,155	-
Total	$10,860,134	$10,993,882	$37,111,289	$41,678,105

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2015 and 2014 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

The Construction of coke gasification facility for the conversion of carbon dioxide into a clean-burning synthetic gas (“syngas”) was completed at the end of September 2014 and commenced its production in middle of October 2014 (“Stage I facility”), which made us extend out operation into the clean-burning synthetic gas field. The Stage I facility has a designed annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. We commenced a further investment plan of approximately $8.0 million or RMB 49 million to build the Stage II coke gasification facility in November 2014 (“Stage II facility”). The Stage II facility construction has the same designed size and capacity as the Stage I facility. The main construction of Stage II facility was completed as of March 31, 2015. We are in the processing of the testing and debugging Stage II facility and it is expected to complete by the end of May 2015.

On August 28, 2014, we also entered into a cooperative agreement with North China Institute of Science and Technology regarding underground coal gasification (“UCG”) development to refine and implement a technology to convert our coal mines into syngas. At the first phase of this cooperation, we will invest $18 million in building an underground coal gasification facility with an annual production capacity of 525,600,000 cubic meters of syngas or 60,000 cubic meters of syngas per hour, on our current safety construction of coal mine. Our target is to build an underground coal gasification facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour. The required funding is expected to come from our operations and loans from financial institutions or otherwise from funds raised from capital market.

With the coke and coal gasification implementation plans, we plan to transit from being a producer of coal and coke products to a multifunctional energy company engaged in providing coal, coke, and clean-burning syngas.

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

As of March 31, 2015:

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

We originally intended to transfer all coal mining operations from Hongli’s subsidiaries to a joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), which equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements. With the development of our underground coal gasification project, we plan to cancel the joint-venture with Henan Coal Seam Gas, and the plan of cancel is still pending without further negotiation with Henan Coal Seam Gas as of the date of this report.

Results of Operations

Three and nine months ended March 31, 2015, as compared to three and nine months ended March 31, 2014

Our revenue for the three months ended March 31, 2015 decreased by approximately 1.22% from a year ago, while our revenues for the nine months ended March 31, 2015 decreased by approximately 10.96% as sales of most coal and coke products slowed, largely as a result of government policies aimed at reducing fuel consumption and pollution in the popular industries and softness in the real estate markets which affected demand for steel and as result, coal and coke products. The decrease of revenues from coal and coke products was set off partly by revenues from our clean-burning syngas product which was generated and sold beginning in October 2014.

We derived 49% of the revenue from coke products for the three months ended March 31, 2015, as compared to 94% for the three months ended March 31, 2014, and 4% from coal products for the three months ended March 31, 2015 as compared to 6% for the three months March 31, 2014, and 47% from syngas products for the three months ended March 31, 2015 as compared to 0% for the three months ended March 31, 2014.

We derived 69% of the revenue from coke products for the nine months ended March 31, 2015, as compared to 86% for the nine months ended March 31, 2014, and 11 % from coal products for the nine months ended March 31, 2015 as compared to 14% for the nine months March 31, 2014, and 20% from syngas products for the nine months ended March 31, 2015 as compared to 0% for the nine months ended March 31, 2014.

We are in the processing of extending our business from coal and coke products to clean-burning products. With the improvement of our operation technology and expansion of the production capacity of the clean-burning gas we expect, syngas will contribute a higher proportion of our future revenues.

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

Revenue

For the three months ended March 31, 2015, revenue decreased by $133,748 or 1.22% to $10,860,134 as compared to the same period last year. Such decrease mainly resulted from decreased sales of coke, coke tar, coke power, coal slurry, crude benzol and washed coal, offset by increased sales of mid coal and new product of syngas. Revenue and quantity sold by product type for the three months ended March 31, 2015 and 2014 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue
Three months ended March 31, 2014		$10,368,660		$625,222		$-	$10,993,882
Three months ended March 31, 2015		5,286,096		455,054		5,118,984	10,860,134
Increase (decrease) in $		$(5,082,564)		$(170,168)		$5,118,984	$(133,748)
Increase (decrease) in %		(49.02)%		(27.22)%		N/A	(1.22)%

Quantity sold (metric tons/ cubic meter)
Three months ended March 31, 2014		49,412		13,264		-	62,676
Three months ended March 31, 2015		32,538		13,632		51,133,842	51,180,012
Increase (decrease) in metric tons (T)/ cubic meter (M3)	T	(16,874)	T	368	M3	51,133,842	51,117,336
Increase (decrease) in %		(34.15)%		2.77%		N/A	81,558.07%

We derived 49% of the revenue from coke products for the three months ended March 31, 2015, as compared to 94% for the three months ended March 31, 2014, and 4% from coal products for the three months ended March 31, 2015 as compared to 6% for the three months March 31, 2014, and 47% from syngas products for the three months ended March 31, 2015 as compared to 0% for the three months ended March 31, 2014.

For the nine months ended March 31, 2015, revenues decreased by $4,566,816 or 10.96% to $ 37,111,289 as compared to the same period last year. Such decrease was resulted from decreases sales of coke, coke tar, coke power, coal slurry, washed coal and mid coal, offset by increased sales of crude benzol and new product of syngas. Revenue and quantity sold by product type for the nine months ended March 31, 2015 and 2014 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue
Nine months ended March 31, 2014		$35,698,944		$5,979,161		$-	$41,678,105
Nine months ended March 31, 2015		25,771,146		4,081,988		7,258,155	37,111,289
Increase (decrease) in $		$(9,927,798)		$(1,897,173)		$7,258,155	$(4,566,816)
Increase (decrease) in %		(27.81)%		(31.73)%		N/A	(10.96)%

Quantity sold (metric tons/ cubic meter)
Nine months ended March 31, 2014		168,176		64,163		-	232,339
Nine months ended March 31, 2015		142,424		50,349		72,510,228	72,703,001
Increase (decrease) in metric tons (T)/ cubic meter (M3)	T	(25,752)	T	(13,814)	M3	72,510,228	72,470,662
Increase (decrease) in %		(15.31)		(21.53)%		N/A	31,191.78%

We derived 69% of the revenue from coke products for the nine months ended March 31, 2015, as compared to 86% for the nine months ended March 31, 2014, and 11% from coal products for the nine months ended March 31, 2015 as compared to 14% for the nine months March 31, 2014, and 20% from syngas products for the nine months ended March 31, 2015 as compared to 0% for the nine months ended March 31, 2014.

The shifting percentages reflect changes to our operating strategy in order to adapt to market conditions and the change of government policy. The more and more strict environmental requirement and the weakness of real estate industry restrained the demand of coal and coke. The environment friendly product of our syngas is encouraged and the demand is large. We adapt to the market condition and follow up with the change of Chinese government policy to transit our business, and the revenues structure will change along our change on business strategy.

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

Syngas product was generated from our first phase of coke gasification facility, which was completed and commenced its production in October 2014. Syngas was widely used in industrial production and the fuel of the residents.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas are as follows for the periods indicated:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Coke powder
Three months ended March 31, 2014	$201	$324	$1,057		$170
Three months ended March 31, 2015	156	237	418		N/A
Increase (decrease) in $	$(45)	$(87)	$(639)	$	N/A
Increase (decrease) in %	(22.39)%	(26.85)%	(60.45)%		N/A

Nine months ended March 31, 2014	$207	$319	$837		$165
Nine months ended March 31, 2015	174	262	700		N/A
Increase (decrease) in $	$(33)	$(57)	$(137)	$	N/A
Increase (decrease) in %	(15.94)%	(17.87)%	(16.37)%		N/A

Average Selling Price of Coal Products

	Coal slurries		Mid-coal	Washed coal		Raw coal
Three months ended March 31, 2014		$33	$49	$	N/A	$	N/A
Three months ended March 31, 2015		N/A	33		N/A		N/A
Increase (decrease) in $	$	N/A	$(16)	$	N/A	$	N/A
Increase (decrease) in %		N/A	(32.65)%		N/A		N/A

Nine months ended March 31, 2014		$39	$49		$167	$	N/A
Nine months ended March 31, 2015		28	42		158		N/A
Increase (decrease) in $		$(11)	$(7)		$(9)	$	N/A
Increase (decrease) in %		(28.21)%	(14.29)%		(5.39)%		N/A

Average Selling Price of Syngas

Syngas
Three months ended March 31, 2014	$	N/A
Three months ended March 31, 2015		0.10
Increase (decrease) in $	$	N/A
Increase (decrease) in %		N/A

Nine months ended March 31, 2014	$	N/A
Nine months ended March 31, 2015		0.10
Increase (decrease) in $	$	N/A
Increase (decrease) in %		N/A

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of coke, coal tar, and crude benzol, mid-coal decreased over the three months ended March 31, 2015 and 2014 and no selling price of coal and coke product had an increase over the three months March 31, 2015 and 2014, there were no comparable data of coke powder, coal slurries, washed coal and raw coal for the three months ended March 31, 2015 and 2014. The selling prices of coke, coal tar, coal slurries, washed coal, crude benzol, mid-coal decreased over the nine months ended March 31, 2015 and 2014 and no selling prices of coal and coke products had increased over the nine months March 31, 2015 and 2014, there were no comparable data of coke powder and raw coal for the nine months ended March 31, 2015 and 2014.

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

Revenue and quantity sold of each coke product for the three months ended March 31, 2015 and 2014 are as follows:

	Coke	Coal tar	Crude benzol	Coke powder	Total
Revenue
Three months ended March 31, 2014	$9,400,942	$711,750	$220,893	$35,075	$10,368,660
Three months ended March 31, 2015	4,766,487	365,112	154,497	-	5,286,096
Increase (decrease) in $	$(4,634,455)	$(346,638)	$(66,396)	$(35,075)	$(5,082,564)
Increase (decrease) in %	(49.30)%	(48.70)%	(30.06)%	N/A	(49.02)%
Quantity sold (metric tons)
Three months ended March 31, 2014	46,801	2,196	209	206	49,412
Three months ended March 31, 2015	30,625	1,543	370	-	32,538
Increase (decrease) in metric tons	(16,176)	(653)	161	(206)	(16,874)
Increase (decrease) in %	(34.56)%	(29.74)%	77.03%	N/A	(34.15)%

The coke revenues decreased 49.30% resulting from 34.56% decrease in the coke quantity and 22.39% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in the three months ended March 31, 2015. Revenues of byproduct of coal tar decreased 48.70% resulting from 29.74% decrease in the coal tar quantity and 26.85% decrease in the coke tar average selling price and our revenues from crude benzol decreased by 30.06% resulting from 77.03% decrease in crude benzol quantity and 60.45% decrease in crude benzol average selling price.

Revenue and quantity sold of each coke product for the nine months ended March 31, 2015 and 2014 are as follows:

	Coke	Coal tar	Crude benzol	Coke powder	Total
Revenues
Nine months ended March 31, 2014	$31,832,054	$2,122,665	$560,150	$1,184,075	$35,698,944
Nine months ended March 31, 2015	23,709,539	1,236,546	825,061	-	25,771,146
Increase (decrease) in $	(8,122,515)	$(886,119)	$264,911	$(1,184,075)	$(9,927,798)
Increase (decrease) in %	(25.52)%	(41.75)%	47.29%	N/A	(27.81)%
Quantity sold (metric tons)
Nine months ended March 31, 2014	153,664	6,645	669	7,198	168,176
Nine months ended March 31, 2015	136,528	4,717	1,179	-	142,424
Increase (decrease) in metric tons	(17,136)	(1,928)	510	(7,198)	(25,752)
Increase (decrease) in %	(11.15)%	(29.01)%	76.23%	N/A	(15.31)%

The coke revenues decreased 25.52% resulting from 11.15% decrease in the coke quantity and 15.94% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in the nine months ended March 31, 2015. Our byproduct revenues from coal tar decreased 41.75% result from 29.01% decrease in the coal tar quantity and 17.87% decrease from the coke tar average selling price and our revenues from crude benzol increased by 47.29% result from 76.23% increase in the crude benzol quantity and offset by 16.37% decreased in the crude benzol average selling price.

Since the coke market demand was still weak and we used coke to produce our new clean-burning syngas which result our revenues from coke products decreased continuously.

Revenue and quantity sold of each coal product for the three months ended March 31, 2015 and 2014 are as follows:

	Coal slurries	Mid-coal	Washed coal	Raw coal	Total
Revenue
Three months ended March 31, 2014	$141,356	$442,800	$41,066	$-	$625,222
Three months ended March 31, 2015	-	455,054	-	-	455,054
Increase (decrease) in $	$(141,356)	$12,254	$(41,066)	$-	$(170,168)
Increase (decrease) in %	N/A	2.77%	N/A	N/A	-27.22%

Quantity sold (metric tons)
Three months ended March 31, 2014	4,282	8,982	-	-	13,264
Three months ended March 31, 2015	-	13,632	-	-	13,632
Increase (decrease) in metric tons	(4,282)	4,650	-	-	368
Increase (decrease) in %	N/A	51.77%	N/A	N/A	2.77%

Revenue and quantity sold of each coal product for the nine months ended March 31, 2015 and 2014 are as follows:

	Coal slurries	Mid-coal	Washed coal	Raw coal	Total
Revenue
Nine months ended March 31, 2014	$502,164	$1,270,161	$4,206,836	$-	$5,979,161
Nine months ended March 31, 2015	101,954	1,220,173	2,759,861	-	4,081,988
Increase (decrease) in $	$(400,210)	$(49,988)	$(1,446,975)	$-	$(1,897,173)
Increase (decrease) in %	(79.70)%	(3.94)%	(34.40)%	N/A	(31.73)%

Quantity sold (metric tons)
Nine months ended March 31, 2014	12,962	26,043	25,158	-	64,163
Nine months ended March 31, 2015	3,674	29,206	17,469	-	50,349
Increase (decrease) in metric tons	(9,288)	3,163	(7,689)	-	(13,814)
Increase (decrease) in %	(71.66)%	12.15%	(30.56)%	N/A	(21.53)%

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium or policy will change to allow us to reopen our mining activities. No raw coal revenues for the three and nine months ended March 31, 2015 and 2014.

We purchase raw coal from third parties and wash coal for our coking processing. In response to the higher price of raw coal used to make washed coal, we have adapted our coal washing process to increase washed coal yield. Doing so has also resulted in less coal slurries but more mid-coal being produced, which when combined with the effect of selling price changes, resulted in the revenue fluctuations for both mid-coal and coal slurries.

Our lower washed coal revenue for the nine months ended March 31, 2015 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal with which to produce washed coal.

Revenue and quantity sold of syngas product for the three months ended March 31, 2015 and 2014 are as follows:

Syngas
Revenue
Three months ended March 31, 2014	$-
Three months ended March 31, 2015	5,118,984
Increase (decrease) in $	$5,118,984
Increase (decrease) in %	N/A

Quantity sold (cubic meter)
Three months ended March 31, 2014	-
Three months ended March 31, 2015	51,133,842
Increase (decrease) in cubic meter (M3)	51,133,842
Increase (decrease) in %	N/A

Revenue and quantity sold of syngas product for the nine months ended March 31, 2015 and 2014 are as follows:

Syngas
Revenue
Nine months ended March 31, 2014	$-
Nine months ended March 31, 2015	7,258,155
Increase (decrease) in $	$7,258,155
Increase (decrease) in %	N/A

Quantity sold (cubic meter)
Nine months ended March 31, 2014	-
Nine months ended March 31, 2015	72,510,228
Increase (decrease) in cubic meter (M3)	72,510,228
Increase (decrease) in %	N/A

Our syngas operation was launched at the middle of October 2014. We did not have historical data as compared to the results of operations for the three and nine months ended March 31, 2015. Our revenues from syngas keeps increasing since commencing at October 2014. All sales of syngas were delivered by underground pipeline and all syngas was delivered as it was generated in our conversion oven. Our coke gasification capacity factor keeps increasing from month to month since October 2014 to March 31, 2015. We believe revenues from syngas will keep increasing along with the improvement of our generation technology and the expansion of the capacity.

Cost of Revenue

Cost of revenue decreased by 19.87%, from $8,545,142 to $6,846,870 for the three months ended March 31, 2015 as compared to the same period last year. Cost of revenues decreased by 17.45%, from $34,076,508 to $28,128,833 for the nine months ended March 31, 2015 as compare to the same period last year. The decrease was mainly driven by lower sale volumes for most of our coal and coke products, and revenues were more and more contributed from our higher gross profit margin of syngas.

Gross Profit

Gross profit was $4,013,264, an increase of $1,564,524 or 63.89% from $2,448,740 for the three months ended March 31, 2015 as compared to the same period of last year, mainly because of gross profit contributed by syngas which launched in October 2014. Gross profit margin increased to 36.95% from 22.27% as compared to the same period of last year, mainly due to higher profit margin of syngas.

Gross profit was $8,982,456, an increase of $1,380,859 or 18.17% from $7,601,597 for the nine months ended March 31, 2015 as compared to the same period of last year, mainly because of the gross profit contributed by the increasing of sales of syngas. Meanwhile, because of the gross profit margin contributed by sales of syngas, the total gross margin increased to 24.20% during the nine months ended March 31, 2015 from 18.24% during the same period of last year.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $928,750 for the three months ended March 31, 2015, an increase of $548,429 or 144.20% from $380,321 as compared to the same period a year ago. Selling expenses decreased by $3,138 or 8.32%, to $34,585, from slight reduction in expenses relating to selling activities. General and administrative expenses increased by $551,567 or 161.00%, to $894,165, mainly due to: 1) an increase of $108,387 from investment relationship fees, 2) bad debt expense for doubtful accounts increased in amount to $111,022, and 3) depreciation increased in the amount to $305,163.

Operating expenses, which consist of selling expenses and general and administrative expenses, was $4,015,254 for the nine months ended March 31, 2015, an increase of $2,475,478 or 160.77% from $1,539,776 as compared to the same period a year ago. Selling expenses decreased by $14,511 or 12.26%, to $103,840, from slight reduction in expenses relating to selling activities. General and administrative expenses increased by $2,489,989 or 175.18%, to $3,911,414, mainly due to: 1) an increase of $64,735 from our payroll, 2) bad debt expense for doubtful accounts increased in the amounted to $1,654,571, and 3) depreciation expense increased in the amount to 737,565 for Hongguan and Baofeng coal related operations were slowed down.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended March 31, 2015, interest expense, mainly resulting from interest accrued for the loans from Bairui and a loan from CPL, was $1,264,104, an increase of $391,489 or 44.86% from $872,615 as compared to the same period in the last year due to the weight annual interest rate increased from 7.0% to 11.8% and additional loan from CPL. Interest income, mainly consists of interest income from cash deposits in financial instruction in PRC, was $190, a decrease of $58,705 or 99.6% from $58,895 as compared to the same period in the last year due to our collection of all loan receivable from CPL. Other finance expenses, which consist of bank service fees and currency exchange gain or loss, were $563 a decrease of $27,126 or 97.97% as our banking transactions decreased.

For the nine months ended March 31, 2015, interest expense, mainly resulting from interest accrued for the loans from Bairui and loan from CPL, was $4,263,658, an increase of $1,300,464 or 43.89% from $2,963,196 as compared to the same period in the last year due to the weight annual interest rate increased from 7.23% to 11.8% and additional loan from CPL. Interest income, mainly consists of interest income from loans to Capital Paradise Limited, was $165,297, a decrease of $260,938 or 61.22% from $426,235 as compared to the same period in the last year due to our collection of all principal during August 2014 and January 2015. Other finance expenses, which consist of bank service fees and currency exchange gain or loss, were $52,462, a decrease of $125,487 or 70.52% as our banking transactions decreased.

We also recorded the income from change of fair value of warrants in the amount of $1,889,365 for the three months ended March 31, 2015, as compared to the income of $0 in the same period of last year. For the nine months ended March 31, 2015, we recorded the income from change of fair value of warrants in the amount of $5,315,068, as compared to the income of $12 in the same period of last year. The income from change of fair value of warrants mainly resulted from the increase of volatility of our stock price during the three and nine months ended March 31, 2015 and the new issuance of warrants and options related to the September 24, 2014 Security Purchase Agreement under which we issued 2,818,845 shares of common stock attached with Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other income of $624,888 for three months ended March 31, 2015 as compared to other expense of $841,409 in the same period a year ago. We had other income of $1,164,245 for the nine months ended March 31, 2015 as compared to other expense of $2,714,896 in the same period a year ago.

Provision for Income Taxes

Provision for income taxes over three months ended March 31, 2015 increased by $273,606 to $719,551 from the same period a year ago, due to the increase of our operation profit.

Provision for income taxes over nine months ended March 31, 2015 increased by $201,361 to $1,712,995 from the same period a year ago, due to the increase of our taxable operating income.

Net income (loss)

We had net income of $2,989,851, including the change of $1,889,365 in fair value of warrants for the three months ended March 31, 2015, as compared to net income of $781,065 for the same period a year ago.

We had net income of $4,418,452, including the change of $5,315,068 in fair value of warrants for the nine months ended March 31, 2015, as compared to net income of $1,835,291 for the same period a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015, we have working capital deficit in the amount to $23,860,617 as compared to working capital in the amount to $6,760,391 at June 30, 2014, reflecting the $29.4 million loan reclassified in current portion, $13.5 million investment in our coke gasification construction, and an increase from the current portion of warrants liability of $0.3 million, although we had a $13.2 million capital contribution from a private placement concluded during the nine months ended March 31, 2015.

In summary, our cash flows are as follows:

	For the nine months ended March 31,
	2015	2014
Net cash used in operating activities	$(4,318,991)	$(751,873)
Net cash used in investing activities	$(5,520,469)	$-
Net cash provided by financing activities	$9,410,613	$176,962

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2015 was approximately $4.32 million as compared to net cash used in operating activities of approximately $0.75 million for the same period last year. Except for $2,505,712 in non-cash adjustment such as depreciation, amortization and depletion, bad debt expenses and change in fair value of warrants which decreased our cash-based net income, net operating inflow for the nine months ended March 31, 2015 resulted from the following factors: (1) inventories decrease by $5,450,252 due to increased sales to two new customers, and also our syngas was delivered directly to the customers through underground pipeline, and as a result the finished goods decreased; (2) other receivable decreased by $841,985, due to the collection of the interest receivable from CPL; and (3) our taxes payable increase by $863,744 due to VAT payable and income tax which was scheduled to be paid on April 2015. Cash inflow was mainly offset as follows: (1) our account receivable increased by $8,428,248, due to Hongli increased its credit line to its customers during the period to promote sales and most of accounts receivable from sales of syngas are still outstanding, which are expected to be collected by June 2015; (2) advance to supplier increased by $1,215,314 due to the postponement of the delivery of coke or washed coal purchase during the period; (3) accounts payable decreased by $2,936,709 mainly due to less raw materials purchase during the period; and (4) a decrease of $807,441 from other payables and accrued liabilities, which included cash payments of $4,893,353 for our interest payables, net of $4,263,658 from accrued interest expenses for the nine months ended March 31, 2015.

Net cash used in operating activities for the nine months ended March 31, 2014 was approximately $0.75 million. Except for $782,845 in non-cash adjustments such as depreciation, amortization and depletion, bad debt and change in fair value of warrants which increased out cash-based net income, net operating inflow also result in: (1) accounts payable increased $1,666,570 relating to our obligations under the tripartite agreement; and (2) other payable and accrued liabilities increased $754,872 mainly from interest payable to Bairui. Cash inflow was mainly offset as follows: (1) other receivable increased $1,406,410 comprising mainly interest receivable from Capital Paradise Limited; (2) inventories increased by $2,219,390 largely in connection with our obligations under the tripartite agreement; and (3) prepayment for raw coal in connection with the obligations with the tripartite increased by$1,957,529.

Net Cash Used in Investing Activities

Net cash used in investing activities for nine months ended March 31, 2015 was approximately $5.52 million. During the nine months ended March 31, 2015, we collected $8.23 million from the loans receivable from CPL and invested $13.55 million in total in the coke gasification construction and facilities.

For the nine months ended March 31, 2014, we had not cash flow from investing activities.

Net Cash Provided by -Financing Activities

Net cash provided by financing activities was approximately $9.41 million. During the nine months ended March 31, 2015, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained an additional loan from our shareholder and the CEO, Mr. Lv Jianhua, amount to approximately $1.4 million. During the nine months ended March 31, 2015, we repaid the outstanding loans from Bairui Trust of approximately $8.1 million and received a loan from Capital Paradise Limited of approximately $2.96 million.

Net cash provided by financing activities was $176,962 for the nine months ended March 31, 2014. SPDB lifted restrictions on the deposits on the maturity note and we used this amount to repay the note in same amount $9.8 million. We also obtained a short-term loan from an unrelated party $162,700 on October 1, 2013, which was repaid on October 14, 2013. We found $176,962 from related parties during the nine months ended March 31, 2014.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our Chairman and also funds from private placement.

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

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.3 million (RMB 310 million) with 9.9% interest rate as follows:

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal $324,929 (RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$2,928,734	¥18,000,000	April 2, 2015	December 3, 2013 – April 2,2015
4,881,224	30,000,000	April 2, 2015	January 3, 2014 – April 2,2015
4,881,224	30,000,000	April 2, 2015	February 3, 2014 – April 2,2015
8,135,373	50,000,000	January 2, 2015	October 3, 2013 –January 2,2015
29,287,340	180,000,000	October 2, 2015	April 3, 2014 – October 2, 2015
$50,113,895	¥308,000,000

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

On January 20, 2015, Hongli repaid the loan of $8,132,990 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Baitui Trust reached an agreement to extend the loans of $12,743,849 (RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%. As of March 31, 2015, the outstanding loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,743,849	¥78,000,000	April 2, 2016	11.88%
29,408,881	180,000,000	October 2, 2015	11.88%
$42,152,730	¥258,000,000

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a loan agreement of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. This loan is not secured by any collateral or guarantee. As of March 31, 2015, the outstanding loan from Capital Paradise Limited was $2,958,329.

We intend to negotiate with Bairui Trust to further extend the maturity dates of these remain outstanding loans by an additional two to three years, and to repay the loans through our operational cash flow. We cannot guarantee that we will be successful in such negotiations.

Our business plan involves growing our business through:

(1)	Expand production capability of higher margin coke products such as crude benzol and other derivative byproducts in order to hedge against the unfavorable market conditions for coal and coke that we are facing;

(2)	Look for opportunities to build long-term relationship with quality coal producers to ensure our supply. To that end, Shenhuo Group is already supplying us under the tripartite agreement. Under such arrangement, we do not need to make much more prepayment for purchasing of raw materials as that of purchase from other new and common relationship suppliers. As such, we can increase coke sales without significant demand on working capital;

(3)	Develop and install the system of green facility for the conversion of carbon dioxide into a clean-burning synthetic gas (syngas) to expand our products into the high margin product of syngas. Syngas, a clean-burning fuel, is increasingly utilized as a clean-energy alternative to burning coal. Comprised primarily of hydrogen and carbon monoxide, syngas can also be used to produce a range of widely-used industrial products such as fertilizers, solvents and assorted synthetic materials.

The following is expected to require capital resources:

•	New Coking Facility. We initially intend to use existing cash, cash flow from operations, bank loans, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to ongoing market conditions, however, we have once again slowed down construction, but plan to resume at full pace if and when market improves.

•	Coal Mine Safety Improvement Project. The total estimated cost for government-mandated safety upgrades is approximately $31.5 million. We will be responsible for approximately 70% of the total estimated cost, approximately $22.0 million, under the structure of our joint-venture with Henan Coal Seam Gas. With the development of our underground coal gasification project, we plan to cancel the joint-venture with Henan Coal Seam Gas, and the plan of cancel is still pending without further negotiation with Henan Coal Seam Gas as of the date of this report.

•	Coal underground gasification project. On August 28, 2014, we entered in a cooperative agreement with North China Institute of Science and Technology at underground coal gasification development to refine and implement a technology at converting out coal mines in to syngas. The first stage, we plan to invest $18 million in building an underground coal gasification facility.

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

The Company generally sells syngas under long-term agreements at fixed vending prices. In some cases, syngas may be sold with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Coal, coke and syngas sales represent the invoiced value of goods, net of a value-added tax (“VAT”), sales discounts and actual returns at the time when product is sold to the customer.

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of March 31, 2015 and June 30, 2014, $1,126,748 and $140,158 allowance for doubtful accounts was provided, respectively.

Intangible assets - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond the total amount of mineralized coal materials, and amortized to operations as depletion expense using the units-of-production method over the estimated amount of mineralized coal materials. Our coal mines are controlled through direct ownership by our VIEs which generally last until the mineralized coal materials are depleted.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of March 31, 2015 and June 30, 2014, there was no impairment of long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning July 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At March 31, 2015, we had approximately $103,831 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

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

As of October 16, 2014, 2015, the Company signed an agreement to provide hydrogen, a byproduct from the production of syngas, to Henan Province-based Shenma Industrial Co., Ltd. (“Shenma”). The hydrogen will be provided to meet Shenma's requirements, including quality in excess of 99.95% purity, and a production quantity of 12,000 cubic meters per hour.

The Company’s filing of Post-Effective Amendment to Form S-3 on Form S-1 was effective on March 25, 2015. The aforesaid registration statement on Form S-1 aimed to continue the registration of: (a) 1,409,423 Shares of Common Stock issuable upon exercise of the Series A Warrants issued in the September 2014 offering subject to the September 19, 2014 Prospectus Supplement, (b) 1,644,737 Shares of Common Stock issuable upon exercise of the Series B Warrants issued in the September 2014 offering subject to the September 19, 2014 Prospectus Supplement, (c) 1,644,737 Shares of Common Stock issuable upon exercise of options issued in the September 2014 offering subject to the September 19, 2014 Prospectus Supplement, (d) 822,369 Series C Warrants issuable upon exercise of options issued in the September 2014 offering subject to the September 19, 2014 Prospectus Supplement; (e) 822,369 Shares of Common Stock issuable upon exercise of the Series C Warrants subject to the options issued in the September 2014 offering subject to the September 19, 2014 Prospectus Supplement, (f) 225,268 Shares of Common Stock issuable upon exercise of the Placement Agent Warrants issued in the September 2014 offering subject to the September 9, 2014 Placement Agent Agreement and the September 18, 2014 Securities Purchase Agreement, and (g) up to 131,579 Placement Agent Warrants and 131,579 Shares of Common Stock issuable upon exercise of the options described above, all previously registered on Form S-3 (Registration No. 333-178325).

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Fifth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2015 *
10.2	Translation of Coal Purchasing Agreement between Henan Shenhuo Guomao Ltd. and Hongli dated January 5, 2015 (3)
10.3	Translation of Loan Agreement between Top Favour Limited and Capital Paradise Limited dated January 26, 2015 *
10.4	Translation of Hydrogen Supply Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Shenma Industrial Co., Ltd. dated October 16, 2014 *
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated May 14, 2015 *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed by the Company with the SEC on February 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

Dated: May 14, 2015	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

