Form 10-K
period 2015-06-30
Hongli Clean Energy Technologies Corp.
filed 2015-10-13
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________________ to _________________________________

Commission File Number:	001-15931

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of December 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45 million, based on a closing price of $2.81 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of October 12, 2015, the registrant had 23,960,217 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2015

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

In this Report, “we,” “our,” “us,” “CETC” or the “Company” sometimes refers collectively to Hongli Clean Energy Technologies Corp. and its subsidiaries and affiliated companies.

ii

Part I

ITEM 1.	Business.

General Overview

We are a vertically-integrated coal and coke producer based in Henan Province, People’s Republic of China (“PRC” or “China”). Our products currently include washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar and crude benzol, synthetic gas (“syngas”) and electricity. We generate synthetic gas (or “syngas”) which is converted from coke using our coke gasification facility since October 2014. We also generate electricity from gas emitted during the coking process, which we use primarily to power our operations. We anticipate continuing our efforts to reduce our reliance on coal products and expand into the clean energy industry.

In May 2014, we commenced plans to further extend our coal and coke operations into the clean-burning synthetic gas field. In July 2014, we started an investment plan of approximately $7.8 million or RMB 48 million to build a coke gasification facility for the conversion of coke into clean-burning syngas. The facility, termed our “Stage I facility,” was completed at the end of September 2014 and commenced its production in October 2014. The Stage I facility has a designed annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. In November 2014, with one month’s operating experience at running the Stage I facility, we conducted a technique upgrade on the Stage I facility to increase the designed capacity of the facility (a “Stage II facility”). The upgrade was fully completed in July 2015. With the completion of the technique upgrade, the Stage II facility’s designed annual coke gasification capacity was expanded to 438,000,000 cubic meters of syngas or 50,000 cubic meters of syngas per hour.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification technique (“UCG”) development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory, which may have coal materials of approximately 216,200 tons shown on our primarily test, as a trial project for UCG technique development. We entered into a construction agreement on June 16, 2015 to build a UCG facility and commenced the construction of the trial project of the Scientific and Technological Practical Project at the end of June 2015. This UCG trial project is under the joint supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. As of June 30, 2015, we had invested $2,619,172 (RMB 16,000,000) in the construction of this UCG trial project. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. We expect the periodical acceptance test to be finished in October 2015. After the Supervisors provide their approval we would be able to proceed to our next stage of project development. It is anticipated that the construction of this trial project will be completed in March 2016, and is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

We also commenced our underground safety project in June 2015, which was for coal mining safety construction, in all of our existing coal mines to comply with legal safety requirements. We estimate such construction will be completed in December 2015. Once we obtain final approval from the Supervisors at Baofeng Scientific and Technological Practical Project, we would be able to implement our UCG techniques in our coal mines.

With the coke and coal gasification implementation plans, we are in the process of transforming from a producer of coal and coke products to a multifunctional energy company engaged in providing coal, coke, and clean-burning syngas.

Due to the continuing provincial-wide consolidation program in Henan, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all CETC mines. The Company is in the processing of seeking other ways to restructure or resume our coal mine operations. Our underground gasification project is one of the effective ways that the Company can resume its coal mine operations.

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

Currently:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”), and a coking facility (the “Hongfeng plant”) we leased from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with the new Chinese coking industry entry standards. It is now pending for upgrade in order to better assist the UCG project development in the future.

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold pending the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” below):
(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity in fiscal 2015, but plan to resume our Hongguang Power operations in the future when we are able to do so.

We originally intended to transfer all coal mining operations from Hongli’s subsidiaries to a joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), which equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements. However, due to the imposition of the provincial-wide mining moratorium since June 2010, and the change of the Company’s original plan from developing coal mining operations to producing syngas, the plan to transfer the related operations was halted and we will decide whether to execute the original plan based on the mining moratorium status and syngas business development in the future. As of the date of this filing, our coal related operations have not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal have had no operations since their acquisitions by the Company.

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

On April 8, 2015, we renewed our lease of a coking facility (the “Hongfeng plant”) from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. for an additional year. We began leasing the Hongfeng plant in April 2013. The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from our Baofeng plant. We believe that the skills we gain from operating such coke ovens will be invaluable for operating our 900,000 metric ton facility that is still under construction (the “new plant”).

In July 2014, we started construction to retrofit our existing coking facility to produce clean-burning syngas. The Stage I construction of this facility, which included the installation of gas furnaces, electrical equipment and consoles, as well as transporting system, dust removal system, and cooling and purification system was completed in September 2014. It commenced its production in October 2014. At full capacity, this facility could produce approximately 25,000 cubic meters of syngas per hour or 219,000,000 cubic meters of syngas a year. In November 2014, we conducted a technique upgrade on the Stage I facility to increase the designed capacity of the facility (Stage II facility). The upgrade project was started from November 2014 and fully completed in July 2015. With the completion of the technique upgrade, the Stage I facility’s designed annual coke gasification capacity was expanded to 438,000,000 cubic meters of syngas or 50,000 cubic meters of syngas per hour.

As of June 30, 2015, we have working capital of $25,400,753. On September 18, 2014, we sold 2,818,845 shares of our common stock for $14.3 million. However, our cash flow from operating activities during the year ended June 30, 2015 was an inflow of only $530,514 and our cash balance was $81,605 as of June 30, 2015, comparing to our short-term loans of $44.5 million which will due in the next 12 months. Our ability to continue as a going concern depends upon our expenditure requirements and repayments of our short-term and long-term loan facilities with Bairui Trust Co., Ltd. (“Bairui Trust”) as and when they fall due. See “Risk Factors – Risks Related to Our Business – If we cannot continue as a going concern, you will lose your entire investment” and “If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations”.

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

On September 24, 2014, we completed a registered sale of our common stock with two institutional investors under our shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million in exchange of 2,818,845 shares of the Company’s common stock.

Effective on July 13, 2015, we changed our name to “Hongli Clean Energy Technologies Corp.”, and we started trading in NASDAQ Capital Market under the aforesaid name and trading symbol of “CETC” on July 28, 2015.

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

We also acquired 100% of Baofeng Shunli Coal Co., Ltd. (“Shunli Coal”) on May 20, 2011. On July 4, 2012, Shunli Coal was dissolved, and we are in the process of applying to transfer its mine assets to, and consolidating them under, Hongchang Coal, which we currently expect to complete when the government has a new policy regarding coal mining. Shunli Coal’s mine assets consist of the rights to mine Shunli coal mine.

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

However, control based on contractual arrangements may ultimately not be as effective as direct ownership, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli Group. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Hongli and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Hongli as direct ownership.” As of October 12, 2015, Mr. Lv held approximately 33% of our issued and outstanding common stock, and 85.40% of the equity interests of Hongli. As such, we believe that our interests remain aligned with the Owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned. See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Hongli have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

Our Products and Operations

Overview

We are based in Henan Province in the central part of China, known as a coal-rich region. Our current operations are located in West Baofeng County, a part of Pingdingshan Prefecture south of Zhengzhou, the provincial capital. Our principal products are coal, coke, syngas and electricity.

Coal

We sell coal, including washed coal, mid-coal and coal slurries (see “Coal Washing” below), and also use washed coal to make coke. We currently control four coal mines (see “Property, Plant and Equipment” below). Until June 2010, we largely extracted coal from Hongchang coal mine to meet our needs, although we also engaged in coal trading. As described under “Coal Mining Moratorium” below, however, we have been unable to extract coal since September 2011. We have instead been relying on coal purchased elsewhere, including from Shanxi, Shannxi, Henan, Qinghai and Inner Mongolia, to meet our requirements. Our coal purchases for the fiscal years ended June 30, 2015 and 2014 are as follows:

Annual Purchases*
Fiscal Year	(metric tons)
2014	373,112
2015	291,328

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

In late June 2010, pursuant to the Henan government’s directive, the Pingdingshan government imposed a mining moratorium on all targeted mines within Pingdingshan. Nevertheless, we continued to operate our only mine at that time, Hongchang coal mine, at approximately 50% capacity until September 2011, when we halted operation in order to complete certain engineering and safety upgrades. Operations at our other three mines (Shuangrui, Xingsheng and Shunli) were already halted when we acquired controlling interests in them in May 2011 and have not resumed since.

In August 2011, Henan Coal Seam Gas, as a designated SOE consolidator, determined that Hongchang and Xingsheng coal mines were safe to resume operations and applied with the Henan government to confirm such determination and issue the necessary licenses and permits to resume operations at both mine sites. However, due to an accident in November 2011 at a mine owned by Yima Coal Group, another designated SOE consolidator, the Henan government ordered all targeted mines to undergo further safety inspections and upgrades. We have made approximately $3.2 million in prepayments for works to increase our mining capacity at Hongchang coal mine to 450,000 metric tons, as well as to upgrade the monitoring system (by installing additional detectors), automatic control system (including power controls and ventilation), and escape system (with additional refuge compartments) at Hongchang and Xingsheng coal mines. Although such works have not commenced, we have submitted the related engineering plans to Henan Coal Seam Gas for its approval and submission to the Henan government. Accordingly, the applications to resume operations at these two mines remain pending as of the date of this Report. As we are also in the process of consolidating Shunli coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above), the application approval for Hongchang coal mine may be subject to additional delay.

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

If all four mines can resume operations, it was our original intention to transfer our interests in the mines to, and to operate them through, Hongyuan CSG. Such transfer, if carried out, would have reduced any future revenue we would receive from these mines by 31%, or pro rata to the 49% of the joint-venture that we control. Nevertheless, we believed that such transfer would be in our best interests by reducing any risk of loss from potential future policy changes by the central and provincial governments through the presence and influence of Henan Coal Seam Gas, our joint-venture partner. However, due to the imposition of the provincial-wide mining moratorium since June 2010, and the change of the Company’s original plan from developing coal mining operations to producing syngas, the plan to transfer the related operations was halted and we will decide whether to execute the original plan based on the mining moratorium status and syngas business development in the future. As of the date of this filing, our coal related operations have not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal have had no operations since their acquisitions by the Company.

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

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. The bulk of the washed coal we produce is intended for our coking needs, although we sell if the pricing is favorable. In addition to washed coal, the coal-washing process produces two byproducts:

•	“Medium” coal (or “mid-coal”), a PRC coal industry classification, is coal that does not have sufficient thermal value for coking, and is mixed with raw coal and even coal slurries, then sold for electricity generation, and domestic and industrial heating applications.

•	Coal slurries (or “coal slime”) are the castoffs and debris from the washing process. Coal slurries can be used as a fuel with low thermal value, and are sold “as is” or mixed with mid-coal to produce a blended mixture.

Our annual production volumes of washed coal, mid-coal and coal slurries for the fiscal years ended June 30, 2014 and 2015 are as follows:

	Annual Production
	(metric tons)
Fiscal		Mid	Coal
Year	Washed Coal	Coal*	Slurries*
2014	99,164	33,051	16,450
2015	102,776	38,382	3,674

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

According to national standards, metallurgical coke is classified into three grades – Grade I, Grade II and Grade III, with Grade I being the highest quality. Generally, our customers do not have specific content requirements, but we may make certain adjustments, such as to moisture content, upon request. The amount of each grade of coke that we produce is based on market demands, although historically our customers have mostly required Grade II coke which has higher profit margin than other types of coke. For the fiscal years ended June 30, 2014 and 2015, we only produced Grade II coke.

We currently have two plants: the Baofeng plant, which we own, and the Hongfeng plant, which we have leased from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. since April 2013. At the Baofeng plant, we produce coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with the new coking industry entry standards of the country. It is now pending for upgrade in order to better assist the UCG project development in the future. The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from the Baofeng plant. We commenced production in August 2013. We believe that the skills we gain from operating its ZN-43 type coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (see “New Coking Facility” below).

After being processed at our coal-washing facility, coal is sent to a coal blending room (either the Baofeng plant, which has been temporarily closed since July 2014, or the Hongfeng plant), where it is crushed and blended to achieve an optimal coking mixture. Samples are taken from the coal blend and tested for moisture, chemical composition and other properties. The crushed and blended coal is next tamped, or packed, prior to being transported by conveyor to a coal bin to be fed into the waiting oven below. This tamping process allows the use of lower quality washed coal without affecting the quality of the coke produced. After processing through temperature-controlled ovens at temperature of 1,200° C (2,192° F), hot coke is pushed out of the oven chamber onto a waiting coke cart, transported to an adjacent quench tower where it is cooled with water spray, and hauled to a platform area adjacent to our private rail line to be air-dried. Coke samples are taken at several stages during the process and analyzed in our testing facility, and data is recorded daily and kept by technicians. After drying, the coke is sorted according to size to meet customer requirements.

For the fiscal years ended June 30, 2014 and 2015, we produced the following volumes of metallurgical coke:

Annual Production
Fiscal Year	(metric tons)
2014	226,944
2015	176,734

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

Our annual production volumes of coal tar for the years ended June 30, 2014 and 2015 are as follows:

Annual Production
Fiscal Year	(metric tons)
2014	9,032
2015	6,909

Both the Baofeng and Hongfeng plants produce sulfur and ammonia sulfate, but only the Hongfeng plant produces other byproducts such as crude benzol, benzene, sulfur-based chemicals and methanol. Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with China’s new coking industry entry standards. It is now pending for upgrade in order to better assist the UCG project development in the future.

New Coking Facility

On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to the Baofeng plant. As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack, and are in the process of installing the coal preparation, cooling, recycling, and auxiliary systems, as well as framing the coal blending structure and coal yard. Originally anticipated to be completed at the end of December 2011, we have slowed down construction in light of ongoing weak demand for coke. We plan to complete the plant and commence operations once the coke market improves and stabilizes, which we currently expect to be some time in calendar 2016, although there is no guaranty that this will happen.

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

Electricity Generation

As Hongguang Power mainly uses the gas produced during coking from Baofeng plant to generate electricity, it has been temporarily closed when Baofeng plant closed in July 2014. There was no electricity generated for the fiscal year ended June 30, 2015. We will resume our operations in the future at Hongguang Power to generate electricity to better assist the UCG project.

Our annual amounts of electricity generated for the years ended June 30, 2014 and 2015 are as follows:

Annual Generation
Fiscal Year	(kilowatt)
2014	5,834,093
2015	-

Synthetic Gas

New Synthetic Gas Facility

In May 2014, we commenced plans to further extend our coal and coke operations into the clean-burning synthetic gas field. In July 2014, we started an investment plan of approximately $7.8 million or RMB 48 million to build a coke gasification facility for the conversion of coke into a clean-burning syngas. The facility, termed our “Stage I facility,” was completed at the end of September 2014 and commenced its production in October 2014. The Stage I facility has a designed annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. In November 2014, with one month’s operating experience at running the Stage I facility, we conducted a technique upgrade on the Stage I facility to increase the designed capacity of the facility (a “Stage II facility”). The upgrade was fully completed in July 2015. With the completion of the technique upgrade, the Stage II facility’s designed annual coke gasification capacity was expanded to 438,000,000 cubic meters of syngas or 50,000 cubic meters of syngas per hour.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification technique (“UCG”) development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory, which may have coal materials of approximately 216,200 tons shown on our primarily test, as a trial project for UCG technique development. We entered into a construction agreement on June 16, 2015 to build a UCG facility and commenced the construction of the trial project of the Scientific and Technological Practical Project at the end of June 2015. This UCG trial project is under the joint supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. As of June 30, 2015, we had invested $2,619,172 (RMB 16,000,000) in the construction of this UCG trial project. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. We expect the periodical acceptance test to be finished in October 2015. After the Supervisors provide their approval we would be able to proceed to our next stage of project development. It is anticipated that the construction of this trial project will be completed in March 2016, and is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

Syngas is a clean energy alternative which consists primarily of hydrogen and carbon monoxide. Syngas is usually a product of gasification and the main application is electrical generation. It can also be used as a fuel of internal combustion engines or used in the Fischer-Tropsch process to produce diesel or converted into methane, methanol and dimethyl ether in catalytic processes.

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

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over fiscal years 2015 and 2014 resulting from the oversupply of coke and coal products through the whole year of 2015 in the market.

Coke Sales

Coke sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2014	191,303	$38,917,211	77%	$203
2015	152,152	$25,902,868	57%	$170

The coke revenues decreased 33.44% resulting from a 20.47% decrease in the coke quantity and a 16.26% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in fiscal year 2015.

Because the coke market demand was still weak and we used coke to produce our new clean-burning syngas, our revenues from coke products decreased.

Coal Tar Sales

Coal tar sales for the last two completed fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2014	9,032	$2,884,303	6%	$319
2015	6,909	$1,818,648	4%	$263

Our byproduct revenues from coal tar decreased 36.95% resulting from a 23.51% decrease in the coal tar quantity and a 17.55% decrease from the coke tar average selling price and our revenues from crude benzol increased by 32.70% resulting from a 89.35% increase in the crude benzol quantity and offset by a 29.85% decreased in the crude benzol average selling price.

Raw Coal Sales

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium or policy will change to allow us to reopen our mining activities. We had no raw coal revenues for fiscal years 2015 and 2014.

Washed Coal Sales

Washed coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Washed Coal Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2014	25,158	$4,201,698	8%	$167
2015	17,469	$2,765,054	6%	$158

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

Our lower washed coal revenue for fiscal year 2015 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal which we use to produce washed coal.

Syngas Sales

Syngas sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

Syngas Sales
Weighted
Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2014	-	$-	-%	$-
2015	124,104,744	$12,443,527	27%	$0.10

Our syngas operation was launched in October 2014. Thus, we do not have historical data comparing the results of operations for fiscal year 2015 to fiscal year 2014. Our revenues from syngas have increased since commencement of those operations in October 2014. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. Our coke gasification capacity has increased month to month since October 2014 to June 30, 2015. We believe that revenues from syngas will continue to increase along with the improvement of our production techniques and the expansion of the production capacity.

Customers

We sell our products only in China. The following customers each accounted for 10% or more of our total revenue for fiscal 2015:

	Sales to Customer	Sales to Customer
Customer	($)	as a % of Revenue
Wuhan Railway Zhongli Group	$5,907,417	13.0%
Ma’anshan Guofu Commercial and Trading Co., Ltd.	$10,318,775	22.6%
Baofeng County Fulong Industrial Co., Ltd.	$4,613,384	10.1%
Fujian San’an Steel Co., Ltd.	$5,426,279	11.9%

The largest customer of each principal product for fiscal 2015 is as follows:

		% of Product Bought by
Customer	Product	Customer
Wuhan Railway Zhongli Group	Coke	22.8%
Ma’anshan Guofu Commercial and Trading Co., Ltd.	Coke	39.8%
Baofeng County Fulong Industrial Co., Ltd.	Syngas	37.0%
Fujian San’an Steel Co., Ltd.	Coke	21.0%

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

At the time of this filing, we have a gas pipeline network that extends 10 kilometers from our existing syngas facilities at the Hongfeng plant. Almost 80% of the pipelines came with the Hongfeng plant when we leased it, while 20% were built by us. All our customers in need of syngas have their own pipeline. We can connect our pipeline with our customers’ own pipeline to deliver syngas

Competitors

We compete primarily with coal and coke producers in the central, eastern and southern regions of China. Coke competitors range from Shanxi Coking Co., Ltd., a national coke producer, to local operations like Hongyue Coke Factory, Dongxin Coke Factory and Hongjiang Coke Factory. We also compete with China Pingmei Shenma Group (“China Pingmei”), a Pingdingshan-based state-owned coke and coal producer with a similar product-mix as us. China Pingmei is also the largest regional coal producer and one of Henan’s six SOE consolidators, all of whom are our competitors in the coal market.  Competitive factors include geographic location, quality (i.e. thermal value, ash and sulfur content, washing and processing, and other characteristics), and reliability of delivery. The mining moratorium has also created a competitive advantage for the six SOE consolidators, as their mines are the only ones currently operating in Henan.

Suppliers

We purchase from various suppliers within China. The following suppliers each accounted for 10% or more our total purchases for fiscal 2015:

	Materials	Amount of Purchase	% of Total
Supplier	Supplied	($)	Purchases
Henan Shenhuo International Trade Ltd.	Washed Coal	8,097,441	33.7%
Xiaotunjia Lingnan Coal Mine	Raw Coal	4,470,515	18.6%

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

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from third parties, both inside and outside Henan. During the 2015 fiscal year, about 18% of our coal purchases were from outside Henan, with the remaining from SOEs in Henan whose mining operations have not been affected by the ongoing mining moratorium and consolidation.

Our other principal raw materials include water and electricity. The Baofeng plant gets its water without charge in the form of treated underground water from the operator of the nearby Hangzhuang coal mines, and its electricity from our own power stations (see “Electricity Generation” above). Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with the new coking industry entry standards of the country. It is now pending for upgrade in order to better assist the UCG project development in the future. The Hongfeng plant, on the other hand, buys water on the market and electricity from a local state-owned utility. We also require wood and steel for our operations, and source these materials from nearby suppliers on a per purchase order basis. These materials are readily available and there is no shortage of suppliers to choose from.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2015:

	Number of	% of
	Employees	Employees
Coal-related operations	19	10%
Coke-related operations	22	11%
Syngas-related operations	70	36%
Sales and marketing	4	2%
Administrative (including management)	78	41%
TOTAL	193	100%

Our Hongfeng plant operates year round in three shifts of eight hours per day. Although mining operations are currently shut down, we have staff at the mine sites for necessary maintenance and repairs during the moratorium. Once our coal mines can resume full operations, we anticipate operating in three shifts of eight hours per day. In compliance with the Employment Contract Law of PRC, we have written contracts with all of our employees. We consider our relationship with our employees to be good.

Research and Development

On June 18, 2013, the Pingdingshan Municipal Science and Technology Bureau issued us a “Certificate of Achievement” in connection with advances that we made in coke sintering. Sintering is the process of bonding small particles with heat that does not reach the melting point of such particles. We developed and completed initial testing of a new sintering fuel in November 2012, and commenced trial production in December 2012. After preliminary testing followed by a full evaluation, experts at Henan Province Science and Technology Bureau determined that our sintering fuel, when compared to conventional sintering fuel, can reduce dust and sulfur dioxide emissions at various stages of steel production. In connection with our Certificate of Achievement, we are also approved to commercially produce our sintering fuel, although we have not done so as of the date of this Report.

We are currently working with the Chinese Academy of Agricultural Sciences to evaluate the economic feasibility of extracting humic acid from mid-coal and coal slurries.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification technique (“UCG”) development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory, which may have coal materials of approximately 216,200 tons shown on our primarily test, as a trial project for UCG technique development. We entered into a construction agreement on June 16, 2015 to build a UCG facility and commenced the construction of the trial project of the Scientific and Technological Practical Project at the end of June 2015. This UCG trial project is under the joint supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. As of June 30, 2015, we had invested $2,619,172 (RMB 16,000,000) in the construction of this UCG trial project. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. We expect the periodical acceptance test to be finished in October 2015. After the Supervisors provide their approval we would be able to proceed to our next stage of project development. It is anticipated that the construction of this trial project will be completed in March 2016, and is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

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

Environmental Protection Measures

We incorporate measures to reduce the environmental impact of our operations. Our large-sized furnace reduces the frequency of coal loading and trundling, thereby reducing the amount of dust and soot that is generated. We capture coal gas emitted during the coking process to generate electricity which we use in our operations. We also recycle water by treating the water that is used for coal washing to remove phenol and other contaminants, and then using this water in the coal washing operation. We also use recycled water, in the form of treated underground water, to quench coke and for our power stations, which is provided without cost by the nearby Hanzhuang coal mines, which mining rights are owned and operated by unrelated third parties. Additionally, we use sound insulation to reduce noise pollution, and we plant vegetation throughout our plant to help mitigate the environmental impact of our operations. Syngas, composed primarily of hydrogen and carbon monoxide, is a clean-burning fuel being increasingly utilized as a clean-energy alternative to burning coal. Our coke gasification projects use fixed-bed pure oxygen with a steam consecutive generation technique which causes no waste gas to be emitted. For our UCG project, we have designed the project to decrease the amount of hydrogen sulfide, the main pollutant in the waste gas, by almost 60%.

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

The principal pieces of equipment used in our mining operations, including safety system, underground transportation system and loading system, are manufactured in the PRC, and they generally have an estimated useful life of 15 years. Once the mining moratorium is lifted and we are able to resume mini operations, we currently estimate the total annual operating costs for the four coal mines to be approximately $45 million, or $50 per metric ton of coal produced, based on an average output of 900,000 metric tons per year in the aggregate.

The extracted coal would be trucked to the Baofeng plant (approximately 1.5 kilometers from Hongchang coal mine) for washing and sorting. Samples would be taken prior to and after washing to analyze and determine coking suitability based primarily on moisture, ash, sulfur and volatile contents.

We originally intended to transfer all of our coal mining operations to Hongyuan CSG. However, due to the imposition of the provincial-wide mining moratorium beginning in June 2010, and the change of the Company’s original plan from developing coal mining operations to producing syngas, such transfers have not been carried out as of the date of this Report.

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

Baofeng Coking Factory Coal Mine

As our UCG project has been approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, Baofeng County National Land Resource Administrative Bureau granted us the right to refine the coal mine under Baofeng Coking Factory, which may contain coal materials of approximately 216,200 tons, specifically for our UCG trial project development. We commenced the construction of our UCG trial project at the end of June 2015 and the project is scheduled to be completed by March 2016.

Additional information regarding these mines is listed below:

	Hongchang Mine	(6)	Shuangrui Mine	(7)	Xingsheng Mine	(8)	Shunli Mine	(9)
Background data:
Commencement of construction	1984		1970		1970		1995
Commencement of commercial production	1987		1970		1998		1998
Area that may contain coal material (square kilometers)	0.65		0.47		0.19		0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Recoverable reserves (metric tons) (3)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Coal washing recovery rate (%) (4)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Depth of mining (meters underground)	10 – 210		40 – 270		80 - 90		100 - 130
(meters) Average thickness of materials that may contain coal material	Seam B1: 1.14 Seam A4: 5.50		6.78		Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40		Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2
Type of materials that may contain coal material	Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical
Assigned/unassigned (5)	Assigned		Assigned		Assigned		Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55		Seam B1: 0.55		Seam A4: 4.90 Seam B1: 0.55		Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5		Seam B1: 1.5		N/A		Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0		Seam B1: 14		Seam A4: 18.64 Seam B1: 14.00		Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0		Seam B1: 29		Seam A4: 38.45 Seam B1: 33.15		Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9		28.5		31.2		Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Raw coal production:
For the year ended June 30, 2015	-		-		-		-
As of June 30, 2015	-		-		-		-
Cumulative raw coal production as of June 30, 2015	-		-		-		-

(1)	The reserve data including (i) depth of mine and (ii) average thickness of materials that may contain coal material are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. In the table above we report materials that may contain coal on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)	Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)	“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(7)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(8)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(9)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

Mining Rights

Like all coal mines in the PRC, the four mines that we control, including the mine sites and the underlying coal and other minerals, are state-owned. Accordingly, the amount of coal that we can extract from each of mine is based on the mining permit issued to the mine’s operator by the Henan Province Bureau of Land and Resources (the “Henan Land Resources Bureau”). For example, we extract coal from Hongchang coal mine based on the permit issued to Hongchang Coal. The permit is issued when the Henan Land Resources Bureau approves the quantity appraisal report on material that may contain coal submitted by authorized mining engineers. The amount of coal that can be extracted under the permit represents what we can economically and legally extract under applicable PRC law and as determined by the Henan Land Resources Bureau.

The table below lists our current mining permits:

	Hongchang coal	Shuangrui coal	Xingsheng coal	Shunli coal
	mine	mine	mine	mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013(1)	October 4, 2011(1)	July 30, 2012(1)	September 2011(1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000

(1)	These permits have not been renewed in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). In addition, we are in the process of consolidating Shunli coal mine under Hongchang Coal, and plan to do the same with Shuangrui coal mine (see “History and Corporate Structure – Hongli” above). Once consolidation is completed, we will have only one permit to mine all three mine sites.

We are required to pay for the amount of coal that we wish to extract under each mining permit, generally determined on a per metric ton basis based on the quantity of material that may contain coal (rather than actual recoverable coal), as well as prevailing market prices as determined by the Henan Land Resources Bureau. In the event that further exploration results in an increase of estimated quantity of material that may contain coal (and we desire to extract such additional quantity of material that may contain coal), or if we desire to continue mining beyond a mining permit’s expiration date, we must obtain an additional permit from the Henan Land Resources Bureau and may be subject to additional fees to acquire such permit or to modify an existing permit. We expect that the cost of further exploration in and around the four coal mines would be borne by us. We have been conducting additional geological studies around Hongchang coal mine, and expect to report our findings to the local mining authority.

In August 2007, we made a partial payment of approximately $0.6 million (RMB 4.46 million) to extract from Hongchang coal mine. A final payment of approximately $0.4 million (RMB 2.7 million) is anticipated to become due when charged by the Henan Land Resources Bureau. The exact amount of this final payment, however, will depend on market prices as determined by our negotiations with the Henan Land Resources Bureau, as well as any new regulations after the consolidation program ends.

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

In their report in connection with our financial statements for the fiscal year ended June 30, 2015, our independent registered public accounting firm included an explanatory paragraph stating that because we reported a working capital deficit in the amount to $25,400,753, there is substantial doubt as to our ability to continue as a going concern. If we cannot continue as a going concern, your entire investment may be worthless. Our ability to continue as a going concern will depend, in large part, on our ability to obtain financing or extend the terms of our existing financing, renew our current loans, and to increase sales of our higher profit margin coke and syngas, none of which prospect is certain.

If we do not raise additional capital or refinance our debt, we will not be able to achieve our objectives and we may need to curtail or even discontinue operations.

At June 30, 2015, our current assets exceeded current liabilities by over $25.4 million, including $42.2 million that we owe Bairui Trust Co., Ltd. (“Bairu Trust”). On September 18, 2014, we sold 2,818,845 shares of our common stock for $14.3 million. However, our cash flow from operating activities during the year ended June 30, 2014 was only an inflow of $530,514 and our cash balance was $0.01 million as of June 30, 2015, compared to our short-term loans of $44.5 million which will be due in the next 12 months. Our ability to continue as a going concern depends upon our expenditure requirements and repayments of our short-term and long-term loan facilities with Bairui Trust as and when they become due. At present, we have no firm commitments for investment capital and no debt facilities. Additional capital may not be available to us or may be available only on terms that are unfavorable. If capital is not available on satisfactory terms, or is not available at all, we may be unable to continue to fully develop our business. In addition, our results of operations may decline from previous levels or may fail to meet expectations. As a result, the price of our publicly traded securities may decline, causing you to lose all or part of your investment.

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

We believe that our operations are in compliance with applicable legal and regulatory requirements in all material respects. However, there can be no assurance that the central, provincial or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures by us to comply (see “We may not be able to resume our coal mining operations in the near future” below). We may face significant constraints on our ability to implement our business strategies or to carry out or expand business operations. We may also be materially and adversely affected by future changes in certain regulations and policies of the PRC government in respect of the coal or coke industry. New legislation or regulations may be adopted that may materially and adversely affect our operations, our cost structure or demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

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

A central element of our business plan involves the construction and operation of our new coking plant. As of the date of this Report, however, construction has not yet been completed. As of June 30, 2015, total amount due for the plant’s construction was approximately $96.5 million, of which approximately $72.9 million has been paid, and the remaining $23.6 million will be paid based on construction progress. In light of downturns in the coke market, however, we have had stoppages previously, and have currently slowed down construction. While we intend to resume construction at full pace when market conditions improve, there can be no assurance as to when that will occur.

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

Demand for coal and coke and the prices that we will be able to obtain for these products are closely linked to consumption patterns of the power generation and steel industries in China. These consumption patterns are influenced by factors beyond our control, including the demand for electricity; demand for steel; government regulation; technological developments and the location, availability, quality and price of competing sources of coal and coke; alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, wind, geothermal and solar. Any reduction in the demand for coal or coke by the domestic power and steel industries may cause a decline in demand and revenue from our products which would reduce our profitability. For much of fiscal 2014 and 2015, the steel industry especially has suffered from tighter governmental control of real estate and land developments, resulting in a soft coke market. Likewise, the general slowdown in the Chinese economy has negatively impacted the coal market.

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

Our ability to operate effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

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

As of October 12, 2015, approximately 33% of our outstanding common stock was controlled by our founder and Chief Executive Officer, Mr. Jianhua Lv, and one holding entity, of which Mr. Jianhua Lv is a director and beneficiary. Accordingly, Mr. Lv presently has significant relative voting power and influence over any action requiring shareholder approval, including the election of our directors.

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

We depended on four major customers for a substantial portion of our revenue in fiscal 2015. Nonrenewal or termination of our arrangements with these customers may have a materially adverse effect on our revenue. In the event that any one of our major customers does not renew or terminates its arrangement with us, there can be no assurance that we will be able to enter into another arrangement similar in scope. Additionally, there can be no assurance that our business will not remain largely dependent on a limited customer base accounting for a substantial portion of revenue.

Our future success in engaging in the UCG field operation and applying our UCG technique to all of our current coal mines depends substantially upon sufficient working capital to develop the project, final approval from the supervisors of the project, economic efficiency of the facility and achievement of economic feasibility from the UCG technique development.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding UCG development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory as a trial project for UCG technique development. We commenced the construction of the trial project in June 2015. This UCG trial project is under supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. It is anticipated that the construction of this trial project will be completed in March 2016, and is estimated to cost up to $5 million to complete construction. Once the construction is completed, it requires another 6 month of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines. There is no guarantee that we can have sufficient working capital to support our UCG project, achieve economic feasibility from the UCG technique development, reach economic efficiency of the facility, or obtain final approval from the Supervisors to implement our UCG techniques in our coal mines. Missing anyone of the above targets could adversely impact our ability to continuously engage in the UCG field and resume our coal mine operations, as well as cause a significant losses to our operations.

Our syngas operation and development could suffer from a limited distribution area and lack of customers.

At the time of this filing, the gas pipeline network extends only 10 kilometers from our existing syngas facilities. As a result of the limited distribution area of our syngas, we only had three customers in the fiscal year ended June 30, 2015. Since August 2015, we are down to one customer as some of our customers’ factories have closed temporarily or shut down. The limited distribution area of syngas not only adversely affects our customer base, but also restricts and slows our syngas development. For example, the expansion plans for our syngas facilities in Shilong District, Pingdingshan City have been delayed because of the limited gas pipeline network. The head of the Shilong District government orally indicated they would provide us some assistance when we extend our gas pipeline network to merge into the pipeline network owned by the country. If we succeed in extending our pipeline to merge into the network owned by the country, we will have a broader customer base and be able to distribute our syngas to locations outside of Pingdingshan, which is beneficial for our syngas operation development. Due to the matters relating to working capital support, pipeline construction, and application and approval by the government, we have not merged our pipeline into the network owned by the country as of the date of this filing. But we are in the process of negotiating with the government of Pingdingshan City regarding the related matters. We hope to be able to merge our current pipeline network with the network owned by the government soon. However, there is no guarantee that we can accomplish that. At date of this filing, the gas pipeline network has not been extended yet.

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

In addition, the Ministry of Commerce, or the MOFCOM, published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. While the MOFCM solicited comments on this draft earlier this year, substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the entire legal framework regulating foreign investments in China and may also impact the viability of our current corporate structure, corporate governance, business operations and financial results to some extent.

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

In October 2005 and June 2011, the State Administration of Foreign Exchange (“SAFE”) promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, and its implement rule, respectively, that state that if PRC citizens residing in the PRC, or PRC residents, use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. On July 4, 2014, SAFE issued the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Outbound Investment and Financing and Inbound Investment via Special Purpose Vehicles (‘‘SPV’’), or SAFE Circular 37, which has superseded SAFE Circular 75. According to SAFE Circular 37, the PRC domestic resident shall apply for SAFE registration for overseas investment before paying capital to SPV by using his, her or its legal assets whether overseas or domestic. The SPV is defined as ‘‘offshore enterprise directly established or indirectly controlled by the domestic residents (including domestic institutions and individuals) with their legally owned assets and equity of the domestic enterprise, or legally owned offshore assets or equity, for the purpose of offshore investment and financing’’. In addition, in the event that the SPV undergoes changes of its basic information such as the individual shareholder, name, operation term, etc., or material events including increase or decrease by domestic individual shareholder in investment amount, equity transfer or swap, merge, spin-off, etc., the domestic resident shall timely complete the change of foreign exchange registration formality for offshore investment. Under these regulations, the failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity. According to SAFE Circular 37, failure to make such registration or truthfully disclose actual controllers of the round-trip enterprises may subject PRC residents to fines up to RMB 300,000 in case of domestic institutions or RMB 50,000 in case of domestic individuals. Under these regulations, the failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which CETC might be held responsible. If our employees or other agents are found to have engaged in such practices, CETC could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

On March 30, 2015, the SAFE issued the Circular on Reform of the Administrative Rules of the Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015. Pursuant to SAFE Circular 19, foreign-invested enterprises may either continue to follow the current payment-based foreign currency settlement system or elect to follow the ‘‘conversion-at-will’’ regime of foreign currency settlement. Where a foreign-invested enterprise follows the conversion-at-will regime of foreign currency settlement, it may convert part or all of the amount of the foreign currency in its capital account into Renminbi at any time. The converted Renminbi will be kept in a designated account labeled as settled but pending payment, and if the foreign-invested enterprise needs to make payment from such designated account, it still needs to go through the review process with its bank and provide necessary supporting documents. According to SAFE Circular 19, such Renminbi capital may be used at the discretion of the foreign-invested enterprise and the SAFE will eliminate the prior approval requirement and only examine the authenticity of the declared usage afterwards. In addition, as Circular 19 was promulgated recently, there remain substantial uncertainties with respect to the interpretation and implementation of this circular by relevant authorities. In light of the various requirements imposed by PRC regulations foreign currency, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to the usage of RMB converted from other currency.

Fluctuations in the exchange rate could have an adverse effect upon our business and reported financial results.

We conduct our business in RMB, thus our functional currency is the RMB, while our reporting currency is the U.S. dollar. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, the political situation as well as economic policies and conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 20% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2015. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

Risks Related to an Investment in Our Securities

The rights of the holders of common stock may be impaired by the potential issuance of dilutive securities, namely convertible debt, and additional common stock.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not required to have an auditor’s report on internal controls over financial reporting under current SEC regulations, our management is required to and has assessed our internal control implementation and concluded that our internal controls were ineffective for the fiscal year ended June 30, 2015.

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

We failed to meet the requirement of NASDAQ to maintain a minimum bid price of $1 per share for the last 30 consecutive business days. If we do not regain compliance in the next 180 calendar days, we need to apply for an additional compliance period. However, there is no guarantee that we will be eligible to apply for the additional compliance period or we will be able to cure the deficiency in the additional compliance period. If so, we may be subject to delisting by NASDAQ.

On September 29, 2015, we received a letter from The NASDAQ Stock Exchange regarding our failure to comply with NASDAQ Continued Listing Rule (the “Rule”) 5550(a)(2), which requires that listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (including, in particular, the period August 17, 2015 through September 28, 2015), we failed to meet the aforesaid requirement. Under Rule 5810(c)(3)(A), we will be provided a compliance period of 180 calendar days, from September 29, 2015 to March 28, 2016, to regain compliance. If at any time during this 180 day period the closing bid price of our security is at least $1 for a minimum of ten consecutive business days, our compliance will be regained. In the event we do not regain compliance in the first compliance period, we may be eligible to apply for an additional 180 calendar days to regain compliance subject to certain NASDAQ Rules and under the discretion of the NASDAQ Staff. However, if we are determined to be neither eligible to apply for curing the deficiency nor able to cure the deficiency at such time, we may be subject to delisting by NASDAQ.

Item 1b.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table lists certain information our current facilities:

	Approximate
	Floor Area
	(Square	Ownership
Location	Meters)	Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan, Henan Province, China	600	Leased	Corporate principal executive office (1)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	95,013	Owned	Baofeng plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	371,628	Owned	New coking plant (2)
Industry Intensified Zone, Shilong District, Pingdingshan	2,076	Leased	Hongfeng plant (3)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	310,000	Owned (4)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	470,000	Owned (4)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	190,000	60% Owned (4)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	80,000	Owned (4)	Shunli coal mine

(1)	Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from our current plant, which houses our executive and administrative staff and oversees our operations. We currently lease the premises on a month-to-month basis for $3,505 (RMB 21,560) per month.

(2)	As of June 30, 2015, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to our current plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. We expect to acquire the land use rights by June 30, 2016 at an estimated total cost of approximately $11.5 million (RMB 73.05 million). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees relating to reconfiguring the land for industrial use. As of the date of this Report, plant construction has not been completed.

(3)	On April 8, 2013, we entered into an agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd. (“Hongfeng”) to lease the Hongfeng plant for one year. We pay Hongfeng a monthly leasing fee based on the quantity of coke we produce from the Hongfeng plant at the rate of RMB 60 per metric ton. We are also responsible for the operation, maintenance and repairs of the Hongfeng plant. We renewed our lease for another year on April 8, 2014 and April 8, 2015 respectively.

(4)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

Item 3.	Legal Proceedings

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

Market Information

Our common stock has been trading on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. Effective on July 28, 2015, we started trading in NASDAQ Capital Market under the name of “Hongli Clean Energy Technologies Corp.” and trading symbol of “CETC”. The following table sets forth the high and low bid information for our common stock on the NASDAQ Capital Market:

	The Nasdaq Capital Market Price per Share
	High	Low
2015
Quarter ended June 30, 2015	$2.79	$1.71
Quarter ended March 31, 2015	3.7	2.38

2014
Quarter ended December 31, 2014	$4.44	$2.11
Quarter ended September 30, 2014	9.37	1.15
Quarter ended June 30, 2014	1.50	0.83
Quarter ended March 31, 2014	1.52	1.15

2013
Quarter ended December 31, 2013	$1.37	$1.10
Quarter ended September 30, 2013	1.55	1.27

Holders

As of October 12, 2015, there were approximately 611 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2015 and 2014 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Overview

We are a vertically-integrated producer of clean energy products located in Henan Province, People’s Republic of China (“PRC” or “China”). Our products currently include washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar and crude benzol, synthetic gas (“syngas”) and electricity. We have generated syngas converted from coke with our coke gasification facility since October 2014. We also can generate electricity from gas emitted during the coking process, which we can use primarily to power our operations. (At this time we are not able to generate electricity, but plan to resume operations in the future when we are able to do so.) We anticipate continuing to reduce our reliance on coal products and expand into the clean energy industry.

The construction of the coke gasification facility to further process coke into a clean-burning synthetic gas was completed at the ended of September 2014 and commenced its production in October 2014 (“Stage I facility”), which allowed us to extend the operations into the clean-burning synthetic field. The Stage I facility has initially designed with annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. In November 2014, with one month operating experience at running the Stage I facility, we conducted a technique upgrade on the Stage I facility to increase the designed capacity of the facility (Stage II facility). The upgrade project was started from November 2014 and fully completed on July 2015. With the completion of the technique upgrade, the Stage I facility’s designed annual coke gasification capacity was expanded to 438,000,000 cubic meters of syngas or 50,000 cubic meters of syngas per hour.

With more experience and the improvement of technology of the coke gasification from running our existing facilities, we believe that we could further expand our operations to other demanding areas with installation of more coke gasification facilities to overcome syngas distribution limitation.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding UCG development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory as a trial project for UCG technique development. We commenced the construction of the trial project in June 2015. This UCG trial project is under supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. It is anticipated that the construction of this trial project will be completed in March 2016, and is estimated to cost up to $5 million to complete construction. Once the construction is completed, it requires another 6 month of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

We also commenced our underground safety project, which initially for the coal mining safety constructions, in all of our existing coal mines to comply with the legal safety requirements. Once we obtain the final approval from the Supervisors at Baofeng Scientific and Technological Practical Project, we would be able to implement our UCG techniques in our coal mines.

With the coke and coal gasification implementation plans, we are in the process of transforming from being a producer of coal and coke products to a multifunctional energy company engaged in providing coal, coke, and clean-burning syngas.

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

As of June 30, 2015:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”), and a coking facility (the “Hongfeng plant”) we leased from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. Starting from July 2014, Baofeng plant has been temporarily closed as its old facilities cannot comply with the new coking industry entry standards of the country. It is now pending for upgrade in order to better assist the UCG project development in the future.

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold as a result of the ongoing mining moratorium:

(1) Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);

(2) Baofeng Shuangrui Coal Mining Co., Ltd . (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and

(3) Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity in fiscal 2015, but plan to resume our Hongguang Power operations in the future when we are able to do so.

The coal-related activities for the periods discussed below are those coal trading activities of Hongli and Baofeng Coking. Hongchang Coal’s mining operations were halted in September 2011 and our other coal mining companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. As of the date of this report, we do not know when the mining moratorium will be lifted, or when we can resume our mining operations, if at all.

We are in the process of developing the UCG technique project. If we can obtain success in developing the UCG techniques to allow us to convert our coal materials into syngas, we could be able to apply the techniques to all our existing coal mines.

We initially intend to transfer all coal mining operations from Hongli’s subsidiaries to a joint-venture established with Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”), a state-owned enterprise and qualified provincial-level coal mine consolidator. The joint-venture, Henan Hongyuan Coal Seam Gas Engineering Technology Co., Ltd. (“Hongyuan CSG”), has been established, although our planned transfer of coal related activities to Hongyuan CSG has not been carried out as of the date of this Report. Our interests in Hongyuan CSG are held by Henan Zhonghong Energy Investment Co., Ltd. (“Zhonghong”), which equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements. However, due to the imposition of the provincial-wide mining moratorium since June 2010, and the change of the Company’s original plan from developing coal mining operations to producing syngas, the plan to transfer the related operations was halted and we will decide whether to execute the original plan based on the mining moratorium status and syngas business development in the future.

Results of Operations

Our revenue in fiscal year 2015 decreased by approximately 9.26% from a year ago as sales of most coal and coke products slowed, largely as a result of government policies aimed at reducing fuel consumption and pollution in popular industries and the soft demand in real estate markets which affected demand for steel and as result, coal and coke products. The decrease of revenues from coal and coke products was set off partly by revenues from our clean-burning syngas product which was generated and sold beginning in October 2014.

We derived 63% of the revenue from coke products in fiscal year 2015, as compared to 87% in fiscal year 2014, and 10 % from coal products in fiscal year 2015 as compared to 13% in fiscal year 2014, and 27% from syngas products in fiscal year 2015 as compared to 0% in fiscal year 2014.

We have extended our business into clean-burning products since October 2014. With improvement of our operating technology and expansion of the production capacity of the clean-burning gas, we expect that syngas will contribute a higher proportion of our future revenues.

On a macro level, management has observed the following trends, which may have a direct impact on our current operations in the near future: (1) domestic coke market is expected to remain soft until the Chinese steel industry can work through its oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; (2) the slower economy, along with continued oversupply of coal and coke related products, will keep coal and coke related products prices down; and (3) Chinese government is likely to continue to encourage and support the development of China’s clean-energy industry, including clean-burning syngas. Our development in the syngas business complies with this current policy trend.

Revenue

Revenues decreased by $4,654,609 or 9.26% to $45,613,084 as compared to fiscal year 2014. Such decrease resulted from decreases sales of coke, coal tar, coke power, coal slurry, washed coal and mid coal, offset by increased sales of crude benzol and syngas. Revenue and quantity sold by product type for fiscal year 2015 and 2014 are as follows:

	Coke		Coal		Syngas		Total
Revenue
Fiscal year 2014		$43,857,331		$6,410,362		$-	$50,267,693
Fiscal year 2015		28,798,823		4,370,734		12,443,527	45,613,084
Increase (decrease) in $		$(15,058,508)		$(2,039,628)		$12,443,527	$(4,654,609)
Increase (decrease) in %		(34.34)%		(31.82)%		N/A	(9.26)%

Quantity sold (metric tons/ cubic meter)
Fiscal year 2014		209,074		74,659		-	283,733
Fiscal year 2015		160,786		59,525		124,104,744	124,325,055
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(48,288)	T	(15,134)	M3	124,104,744	124,041,322
Increase (decrease) in %		(23.10)%		(20.27)%		N/A	43,717.62%

We derived 63% of revenue from coke products in fiscal year 2015, as compared to 87% in fiscal year 2014, and 10% from coal products in fiscal year 2015 as compared to 13% in fiscal year 2014, and 27% from syngas products in fiscal year 2015 as compared to 0% in fiscal year 2014.

The shifting percentages reflect changes from our current operating strategies in consideration of market conditions and changes in government policies. The stricter environmental requirements and the weaker performance of the real estate industry restrained demands for coal and coke. The environmentally friendly products, such as syngas, are more in line with the development trends of future energy development. Through the gradual transformation of our operating strategies and product portfolios, our products can be closer to the future market demands. We believe that this change will bring in positive contribution to our future business development.

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

Syngas products were generated from our coke gasification facility, which was completed and commenced its production in October 2014. Syngas is widely used in various industries as well as used as heating fuel in residential areas.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas for fiscal year 2015 and 2014 are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Coke powder
Fiscal year 2014	$203	$319	$891		$159
Fiscal year 2015	170	263	625		N/A
Increase (decrease) in $	$(33)	$(56)	$(266)	$	N/A
Increase (decrease) in %	(16.26)%	(17.55)%	(29.85)%		N/A

Average Selling Price of Coal Products

	Coal slurries	Mid-coal	Washed coal
Fiscal year 2014	$36	$49	$167
Fiscal year 2015	28	39	158
Increase (decrease) in $	$(8)	$(10)	$(9)
Increase (decrease) in %	(22.22)%	(20.41)%	(5.39)

Average Selling Price of Syngas

Syngas
Fiscal year 2014	$	N/A
Fiscal year 2015		0.10
Increase (decrease) in $	$	N/A
Increase (decrease) in %		N/A

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over fiscal years 2015 and 2014 resulting from the oversupply of coke and coal products in the market.

The average price of coke was calculated based on the weighted average price of coke and coke powder. The average price of raw coal was calculated based on the weighted average price of unprocessed coal, coal slurries and mid-coal. We note that the average selling prices for coal products are also influenced by changes in the coal mixtures (with different grades and heat content) that we sell to our customers.

Average price of syngas was contracted approximately at $0.10 or RMB 0.62 per cubic meter (M3). We long-term syngas supply agreements with our customers to provide syngas at a fixed vending price of $0.10 or RMB 0.62 per cubic meters (M3). In rare cases, syngas may be sold with temporary price adjustments.

Revenue and quantity sold of each coke product for fiscal years 2015 and 2014 are as follow:

	Coke	Coal tar	Crude benzol	Coke powder	Total
Revenues
Fiscal year 2014	$38,917,211	$2,884,303	$811,806	$1,244,011	$43,857,331
Fiscal year 2015	25,902,868	1,818,648	1,077,307	-	28,798,823
Increase (decrease) in $	$(13,014,343)	$(1,065,655)	$265,501	$(1,244,011)	$(15,058,508)
Increase (decrease) in %	(33.44)%	(36.95)%	32.70%	N/A	(34.34)%

Quantity sold (metric tons)
Fiscal year 2014	191,303	9,032	911	7,828	209,074
Fiscal year 2015	152,152	6,909	1,725	-	160,786
Increase (decrease) in metric tons	(39,151)	(2,123)	814	(7,828)	(48,288)
Increase (decrease) in %	(20.47)%	(23.51)%	89.35%	N/A	(23.10)%

Coke revenues decreased 33.44% resulting from a 20.47% decrease in coke quantity and a 16.26% decrease in the coke average selling price. Due to demand and the price of the coke products, no coke powder was produced and sold in fiscal year 2015. Our byproduct revenues from coal tar decreased 36.95% result from a 23.51% decrease in coal tar quantity and a 17.55% decrease from the coke tar average selling price, and our revenues from crude benzol increased by 32.70% resulting from a 89.35% increase in crude benzol quantities and offset by a 29.85% decrease in the crude benzol average selling price.

Because coke market demand was still weak and we used coke to produce our new clean-burning syngas, our revenues from coke products decreased in fiscal year 2015.

Revenue and quantity sold of each coal product for fiscal years 2015 and 2014 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenue
Fiscal year 2014	$598,638	$1,610,026	$4,201,698	$6,410,362
Fiscal year 2015	102,327	1,503,353	2,765,054	4,370,734
Increase (decrease) in $	$(496,311)	$(106,673)	$(1,436,644)	$(2,039,628)
Increase (decrease) in %	(82.91)%	(6.63)%	(34.19)%	(31.82)%

Quantity sold (metric tons)
Fiscal year 2014	16,450	33,051	25,158	74,659
Fiscal year 2015	3,674	38,382	17,469	59,525
Increase (decrease) in metric tons	(12,776)	5,331	(7,689)	(15,134)
Increase (decrease) in %	(77.67)%	16.13%	(30.56)%	(20.27)%

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium will and or policy will change to allow us to reopen our mining activities. No raw coal revenues were generated for fiscal years 2015 and 2014.

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

Our lower washed coal revenue for fiscal year 2015 resulted from the limited amount of washed coal sold to our customers due to the limited availability of raw coal with which to produce washed coal.

Revenue and quantity sold of syngas product for fiscal years 2015 and 2014 are as follows:

Syngas
Revenue
Fiscal year 2014	$-
Fiscal year 2015	12,443,527
Increase (decrease) in $	$12,443,527
Increase (decrease) in %	N/A

Quantity sold (cubic meter)
Fiscal year 2014	-
Fiscal year 2015	124,104,744
Increase (decrease) in cubic meter (M3)	124,104,744
Increase (decrease) in %	N/A

Our syngas operation was launched in October 2014. Thus, we do not have historical data as compared to the results of operations for fiscal year 2015. Our revenues from syngas have increased since commencement of those operations in October 2014. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. Our coke gasification capacity has increased from month to month since October 2014 to June 30, 2015. We believe that revenues from syngas will continue to increase along with the improvement of our production techniques and the expansion of the production capacity.

Cost of Revenue

Cost of revenues decreased by 20.11%, from $41,275,791 to $32,973,492 a year ago. The decrease was mainly driven by lower sale volumes for most of our coal and coke products. However, the decrease from our coal and coke sales was partially offset by the increasing sales from our syngas operations whose revenues contributed higher gross profit margin.

Gross Profit

Gross profit was $12,639,592, an increase of $3,647,690 or 40.57% from $8,991,902 for the fiscal year 2015 as compared to last year. The increase was mainly because of the gross profit contributed from the sales of syngas which raised our annual gross margin from 17.89% to 27.71%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $15,739,042, an increase of $13,462,477 or 591.35% from $2,276,565 as compared to the same period a year ago. Selling expenses decreased by $16,858 or 10.90%, to $137,858, due to a slight reduction in expenses relating to selling activities. General and administrative expenses increased by $13,479,335 or 635.26%, to $15,601,184, mainly due to: 1) bad debt expense for doubtful accounts of $10,036,945, which resulted from the security deposit related to our joint venture with Henan Coal Seam Gas, prepayments for the Baofeng new coking plant, and advances to suppliers due to the Company’s transformation strategy and review of the collectability, 2) depreciation expense in the amount to $949,045 for the Hongguang and Baofeng coal related operations which used to be included in part of our cost of goods sold but recognized as part of our operating expenses in the fiscal year 2015 because that those depreciation expenses were incurred during the maintenance period of our coal facility., and 3) asset impairment increased in the amount to $2,431,718. The accrual of bad debt expenses, asset impairment and depreciation not only reflect the impairment and depreciation for old assets in the process of company transition, but also act as the cost of transition. We hope that all these costs in the transition will help the company to develop more new and clean products with higher value.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

Interest expense mainly resulting from interest accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $5,552,467, an increase of $1,075,418 or 24.02%, from $4,477,049 as compared to a year ago, which mainly resulted from the increase of the weighted annual interest rate, which jumped from 8.88% to 11.8%, and a new loan from CPL.

Interest income, mainly consisting of interest income from loans to CPL, was $165,367, a decrease of $401,174 or 70.81%, from $566,541 a year ago, due to the loan collection on August 2014 and January 2015. Other finance expenses, which consist of bank service fees and currency exchange gain or loss, were $63,083, a decrease of $8,787 or 12.23%.

We also recorded the income from change of fair value of warrants in the amount of $7,131,724 in fiscal year 2015, compared to the income of $5 in fiscal year 2014. The income from change of fair value of warrants was mainly the result of the increase of volatility of our stock price during fiscal year of 2015 and the new issuance of warrants and options related to the September 24, 2014 Security Purchase Agreement under which we issued 2,818,845 shares of common stock attached with Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other income of $1,681,541 in fiscal year 2015 compared to other expense of $3,873,273 in fiscal year 2014.

Provision for Income Taxes

Provision for income tax was increased by $194,383 from a year ago, due to the increase of our taxable operating incomes from our consolidated subsidiaries.

Net income (loss)

We reported net loss of $3,463,774, including the change of $7,131,724 in fair value of warrants, as compared to net income of $990,582 a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2015, we have working capital deficit in the amount to $25,400,753 as compared to working capital in the amount to $6,760,391 at June 30, 2014, reflecting the following adverse factors: 1) an increase of $29.3 million at the current portion of our long-term loans, 2) a new short-term loan of $4.2 million, 3) repayments of $10.1 million of our short term loans, 4) an investment of $16.2 million in the construction of our coke and coal gasification equipment, and 5) an increase of $0.6 million at other payables which mainly related to our future construction payments. Those adverse factors were partially offset by: 1) a collection of $8.0 million from our loan receivable and 2) a capital contribution of $13.2 million from a private placement during the year ended June 30, 2015.

Our accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon expenditure requirements and repayments of our short-term loan and long-term loan facilities with Bairui Trust and CPL as and when they become due.

In an effort to improve our financial position, we intend to negotiate with Bairui Trust to extend our loan maturity date, and to increase sales of higher margin products such as syngas, coal tar, and crude benzol. In the meantime, we are still waiting for the mining moratorium to conclude. If and when that occurs, we should be able to obtain a line of credit to facilitate additional liquidity by pledging our mining rights. Management believes that these and other actions taken can provide us the opportunity to continue as a going concern.

In summary, our cash flows are as follows:

	For the year ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$530,514	$(648,578)
Net cash used in investing activities	$(8,150,139)	$-
Net cash provided by financing activities	$7,510,885	$59,320

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for fiscal year 2015 was approximately $0.53 million as compared to net cash used in operating activities of approximately $0.65 million for fiscal year 2014. Except for $6,988,836 in non-cash adjustment such as depreciation, amortization and depletion, bad debt expenses, impairment reserves and change in fair value of warrants which increased our cash-based net income, net operating inflow for fiscal year 2015 resulted from the following factors: (1) inventories decreased by $4,220,150 due to the usage of coke to produce syngas, (2) other receivable decreased by $895,390, due to the collection of the interest receivable from CPL, (3) our taxes payable increased by $135,601 due to the payables of VAT tax and income tax which were scheduled to be paid on July 2015, and (4) an increase of $638,907 from other payables and accrued liabilities, which included cash payments of $4,901,506 for our interest payables, net of $5,557,006 from accrued interest expenses in 2015. Cash inflow was mainly offset as follows: (1) our accounts receivable increased by $5,009,210, due to longer credit terms offered to customers during 2015 to promote syngas sales, (2) advances to suppliers increased by $958,306 due to expectation of an increase in our future use of coal and coke, and (3) accounts payable decreased by $2,917,080 mainly due to decreased raw materials purchases.

Net cash used in operating activities for fiscal 2014 was approximately $0.65 million, as compared to net cash used in operating activities of approximately $6.6 million for fiscal 2013. Except for $1,311,859 in non-cash adjustment such as depreciation, amortization and depletion, bad debt, change in fair value of warrants, inventory impairment, and gain from forgiven payables which increased our cash-based net income, net operating inflow for fiscal 2014 resulted from the following factors: (1) our accounts receivable decreased by $427,486, due to improved collection of receivables from our customers; (2) advances to suppliers decreased by $128,205, due to tightening control of our prepayments; (3) our accounts payable decreased by $2,800,529 due to more credit from suppliers; and (4) our other payables and liabilities increased by $323,870, including interest payables to Bairui Trust, salary payables, and others related to general and administrative expenses. Cash inflow was mainly offset by the following factors: (1) other receivable increase by $1,558,667 mainly due to a security deposit we made in connection with a not-yet-completed land use right auction; (2) inventory increased by $4,568,625 mainly due to soft market demand for our products, and (3) tax payable decreased by $373,545 due to less VAT payables recognized at the end of fiscal year 2014 because of reduction of our revenues during the same period.

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal year 2015 was approximately $8.15 million. During fiscal year 2015, we collected $8.03 million from the loans receivable from CPL and invested $13.58 million in the coke gasification construction and purchases of the relevant equipment and invested $2.61 million in the UCG construction.

We had no cash provided by or used in investing activities in fiscal year 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $7.51 million. During fiscal year 2015, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained an additional loan from our shareholder and the CEO, Mr. Lv Jianhua, which amounted to approximately $0.22 million. During fiscal year 2015, we repaid outstanding loans to Bairui Trust for approximately $8.15 million and received a new loan from CPL in the amount of approximately $4.23 million. During the same period, we repaid $1.99 million to CPL.

Net cash provided by financing activities in fiscal year 2014 included: (1) restricted cash release from the notes payable maturity amount to $9,770,396; (2) a $385,000 loan from our CEO; and (3) a short-term loan from an individual lender of $163,700, offset by (A) repayment of the notes payable in the same amount $9,770,396; (B) $325,680 repaid loan to Barirui Trust in April 2014; and (C) a repayment of $163,700 on October 2013.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our Chairman and also found in private placement.

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

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.3 million (RMB 310 million) with a 9.9% interest rate as follows:

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

On January 20, 2015, Hongli repaid the loan of $8,132,990 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Baitui Trust reached an agreement to extend the loans of approximately $12.74 million (RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%. As of June 30, 2015, the outstanding loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,768,465	¥78,000,000	April 2, 2016	11.88%
29,465,689	180,000,000	October 2, 2015	11.88%
$42,234,154	¥258,000,000

On October 8, 2015, Hongli and Baitui Trust reached an agreement to extend the loans of approximately $29.3 million (RMB 180,000,000) to April 2, 2016 with the annual interest of 11.88%.

We intend to negotiate with Bairui Trust to further extend the maturity dates of these remain outstanding loans by an additional two to three years, and to repay the loans through our operational cash flow. We cannot guarantee that we will be successful in such negotiations.

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a loan agreement of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. This loan is not secured by any collateral or guarantee. As of June 30, 2015, the outstanding loan from Capital Paradise Limited was $2,237,066.

Our business plan involves growing our business through:

(1)

Targeting changes to the coal and coke markets in which we currently operate, upgrading production technology and management to improve the quality of our products and lower the cost of our coke and coal products. And adjusting our product mix to increase sales of higher margin products such as syngas, coal tar, and crude benzol in order to hedge against unfavorable market conditions for coal and coke that we are facing;

(2)

Looking for opportunities to build long-term relationships with quality raw coal producers to ensure our supply of raw coal. Raw coal supply has been adequate in the past few year since the 2011 moratorium, but the quality and price and other business terms to purchase raw coal we need has not been stable enough and could affect our production of washed coal and coke products; and

(3)

Developing and installing a facility for the conversion of coal and coke products into clean-burning syngas. We also plan to expand our coke gasification capacity as we gain more experience in this field. We also started construction of a UCG project, which was approved and supported by the local government as a Scientific and Technological Practical Project. Once the UCG project is completed, we hope to be a leading company in China for UCG, which will help us execute our green energy strategy.

The following is expected to require capital resources:

•	New Coking Facility. We initially intend to use existing cash, cash flow from operations, bank loans, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to change of market conditions, we have slowed down the construction, but we plan to resume at full pace if and when market improves.

•	Coke gasification project. We had completed installation of our first stage coke gasification equipment on October 2014, which cost us approximately $8 million or RMB 49 million in total. After that, we invested an additional $6.6 million to commence a technology upgrade project on the existing coke gasification equipment to double the total production capacity to 50,000 cubic meters per hour. We are seeking other locations which have enough syngas demands in that area to expand our coke gasification business. We plan to determine whether to invest in more equipment, totalling approximately $30 million, within the coming two years based on our syngas operation development and market situation. All the investment will be funded from our operating cash flow, loans from third parties, or cooperation with other investors using our experience and technology.

•	Coal underground gasification project. On August 28, 2014, we entered in a cooperative agreement with the North China Institute of Science and Technology regarding UCG development to refine and implement a technology converting underground coals into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines.

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

Most, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. As Hongguang Power mainly uses the gas produced during coking from Baofeng plant to generate electricity, it has been temporarily closed when Baofeng plant closed in July 2014. We plan to resume our Hongguang Power operations in the future when we are able to do so.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of June 30, 2015 and 2014, $217,905 and $140,158 allowance for doubtful accounts was provided, respectively.

Intangible assets - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. Our materials that may contain coal are controlled through direct ownership by our VIEs which generally last until the recoverable materials that may contain coal are depleted.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of June 30, 2015 and 2014, we have recognized impairment of $2,431,718 and $0 against long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2015, we had approximately $81,605 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

(b)	Changes in Internal Control over Financial Reporting

Management has continued to focus on internal controls over financial reporting. While various adjustments have been made over the period, we want to highlight the following specific changes in internal control over financial reporting during the year:

•	We engaged a third-party consultant firm who is knowledgeable in and is experienced in U.S. GAAP to assist with our financial reporting process, and the firm assigns some of its staff to work in our accounting department throughout the year;
•	As of June 30, 2015, we did not have any material investment activities without proper preapproval process in accordance with our internal control over investments; and
•	We continued to set up internal control policies, such as clear segregation of duties among our employees.

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

As of June 30, 2015, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2015:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2015. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we intend to do the following:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer and Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

As disclosed in our Registration Statement on Form 8-K filed with the SEC on September 30, 2015, on September 29, 2015, the Registrant received a letter from The NASDAQ Stock Exchange regarding the Registrant’s failure to comply with NASDAQ Continued Listing Rule (the “Rule”) 5550(a)(2), which requires that listed securities maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (including, in particular, the period August 17, 2015 through September 28, 2015), the Registrant failed to meet the aforesaid requirement.

Under Rule 5810(c)(3)(A), the Registrant will be provided a compliance period of 180 calendar days, from September 29, 2015 to March 28, 2016, to regain compliance. If at any time during this 180 day period the closing bid price of the Registrant’s security is at least $1 for a minimum of ten consecutive business days, the Registrant’s compliance will be regained.

In the event the Registrant does not regain compliance in the first compliance period, it may be eligible to apply for an additional 180 calendar days to regain compliance subject to certain NASDAQ Rules and under the discretion of the NASDAQ Staff. However, if the Registrant is determined to be neither eligible to apply for curing the deficiency nor able to cure the deficiency at such time, it may be subject to delisting by NASDAQ.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	47	President, Chief Executive Officer and Chairman of the Board	February 5, 2010
Song Lv	41	Chief Financial Officer	April 18, 2014
Hui Zheng	43	Vice President, Director and Secretary	February 5, 2010
Yushan Jiang	61	Independent Director	February 5, 2010
Hui Huang	47	Independent Director	February 5, 2010
Haoyi Zhang	41	Independent Director	February 5, 2010

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

Hui Zheng has served as vice manager of Human Resources at Hongli since 2006. Prior to this Mr. Zheng worked at CETC as a statistician, secretary and vice-dean from 1998 until 2006. Mr. Zheng has worked in the materials industry since 1996. Mr. Zheng holds a degree from Zhengzhou University. Mr. Zheng’s in-depth working experience as vice manager at Hongli and operating business in the PRC, his knowledge and his lengthy working experience in the Chinese coal and materials industries qualify him to serve on our Board.

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

Haoyi Zhang serves as the chief financial officer of Henan Pinggao Electricity Ltd., one of the major A-Share public companies traded on the Shanghai Stock Exchange, a position he has held since January 2005. From January 2005 to March 2009, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd., a Sino-Japanese Joint-venture with Toshiba, concurrently with his position as the chief financial officer at Henan Pinggao Electricity Ltd. From April to December 2004, he served as the chief accountant of Henan Pinggao DongZhi Gao Ya Kaiguan Ltd. Mr. Zhang held numerous positions from July 1995 to March 2004 as the deputy director, the director, the deputy chief accountant, the assistant general manager and the chief accountant at China Beifang Industry Company, Xiamen Branch.  None of these companies is related to or affiliated with the Company.  Mr. Zhang holds a Bachelor’s degree in Accounting from Xiamen University and an EMBA degree from Xi’an Jiaotong University.  Mr. Zhang’s extensive financial and accounting experience at numerous Chinese companies and his educational background qualify him to serve on our Board.

There are no family relationships among our current directors or executive officers.

During the past ten years none of our current directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

Mr. Lv was appointed to his director and officer positions because he held a similar position at Hongli, and upon the closing of the Share Exchange on February 5, 2010, he assumed this respective position. Mr. Song Lv was appointed as the Company’s Chief Financial Officer on April 18, 2014 after the resignation of the Company’s former Chief Financial Officer, Zan Wu on April 18, 2014, due to his expertise and experience as the controller in the finance and accounting department of Hongli. Mr. Hui Zheng’s was selected to serve as a director because of his in-depth working experience as vice manager at Hongli, and his knowledge of and his lengthy working experience in the Chinese coal and materials industries. Mr. Hui Huang and Mr. Yushan Jiang were selected to serve as independent directors on the board because of their deep and substantial experience in the coal and coking industry. Mr. Haoyi Zhang was selected to serve as an independent director because of his expertise in public company matters, with particular expertise in accounting, auditing, controls and procedures and financial matters.

Board of Directors

Our board of directors is currently composed of five members. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than five and not more than seven. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

During the fiscal year ended June 30, 2015, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	6	3
Audit committee	2	1
Compensation committee	0	1
Nominating committee	0	1

Director Independence and Board Committees

Based upon information submitted to the Company, the board of directors has determined that Mr. Yushan Jiang, Hui Huang and Haoyi Zhang are each “independent” under the listing standards of the NASDAQ Stock Market.

The board of directors has an audit committee that was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee members include Mr. Haoyi Zhang (chairman), Mr. Hui Huang and Mr. Yushan Jiang. Mr. Zhang is the audit committee financial expert who is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Stock Market. The audit committee operates under a written charter adopted by the board of directors on May 18, 2015.

The board of directors established a compensation committee on February 16, 2010. The compensation committee consists of Mr. Yushan Jiang (chairman), Mr. Haoyi Zhang, and Mr. Hui Huang, each of whom is an independent director. Our compensation committee oversees and, as appropriate, makes recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers, and other related policies, and provides assistance and recommendations with respect to our compensation policies and practices. The compensation committee operates under a written charter adopted by the board of directors on May 18, 2015.

The board of directors established a nominating committee on February 16, 2010. The nominating committee consists of Mr. Hui Huang (chairman), Mr. Haoyi Zhang and Mr. Yushan Jiang, each of whom is an independent director. Our nominating committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual shareholder meetings and fill any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The nominating committee operates under a written charter adopted on May 18, 2015.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2015 fiscal year, our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianhua Lv	2015	$240,000	$0	$0	$0	$0	$0	$0	$240,000
Chairman and Chief Executive Officer	2014	$240,000	$0	$0	$0	$0	$0	$0	$240,000
Song Lv (1)	2015	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Current Chief Financial Officer	2014	$120,000	$0	$0	$0	$0	$0	$0	$120,000

(1)	On April 18, 2014, Song Lv was appointed as our Chief Financial Officer.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2015.

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

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2015:

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

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors in 2010. The terms and conditions under these agreements remained effective for fiscal 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of October 12, 2015, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Jianhua Lv (1)	7,948,168	33%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (5 total)	7,948,168	33%

5% Shareholders:
Honour Express Limited (2)	7,948,168	33%

Applicable percentage ownership is based on 23,960,217 shares of common stock outstanding as of October 12, 2015.

(1)	Represents shares held directly by (a) Mr. Jianhua Lv and (b) Honour Express Limited, a British Virgin Islands international business company (“Honour Express”). On October 7, 2014, Mr. Lv exercised his option pursuant to a certain Incentive Option Agreement to acquire 100% of the outstanding shares of Honour Express, which directly owns 6,694,091 shares of the Company’s common stock, and became the sole shareholder of Honour Express. In such capacity, he is deemed to have voting and dispositive power over the shares held directly by Honour Express. Mr. Lv’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

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

2012 Equity Incentive Plan

On April 5, 2012, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “SinoCoking Coal and Coke Chemical Industries, Inc. 2012 Equity Incentive Plan” (the “2012 Plan”).  The maximum number of shares that may be issued under the Plan is 2,000,000 shares of our common stock.  The 2012 Plan was approved by our shareholders at our annual meeting held on June 29, 2012.  Under the 2012 Plan, we may issue common stock and/or options to purchase common stock.  The 2012 Plan is administered by our board of directors or a committee that it designates comprising of at least three independent directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the 2012 Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2012 Plan.  As of June 30, 2015, 2,000,000 shares of common stock remained available for future issuance under the 2012 Plan.

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

The following table illustrates, as of June 30, 2015, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders
2012 Plan	-	n/a	2,000,000
The Option Plan	6,059	$96.00	-

Equity Compensation Plan Not Approved by Security Holders –
The Directors Plan	3,126	$96	-

Item 13.	Certain Relationships and Related Transactions

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

Other Related Party Transactions

We had advances from our CEO that amounted to $736,596 and $526,699 at June 30, 2015 and 2014, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the year ended June 30, 2015, the Company borrowed $5,043,623 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off its interest payable to Baidu Trust, and $4,827,703 of the advances from Mr. Jianhua Lv had been repaid before June 30, 2015.

During the year ended June 30, 2014, the Company had received advances of $385,000 from Mr. Jianhua Lv.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by HHC, our independent accountant, during the following fiscal years:

	Fiscal Year Ended June 30,
	2015	2014
Audit Fees(1)	$130,000	$180,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	15,000
Total	$130,000	$195,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Audit fees for 2014 were paid to HHC ($110,000) and Friedman LLP ($70,000).

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses. All other fees for 2014 were paid to Friedman LLP.

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

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2015 and 2014, and for the two years ended June 30, 2015 and 2014, are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation*
3.4	Amended and Restated By-laws*
4.1	Specimen Stock Certificate of Hongli Clean Energy Technologies Corp. *
4.2	1999 Stock Option Plan (4)
4.3	2002 Stock Option Plan for Directors (3)
4.4	2002 Consultant Stock Plan (5)
10.1	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.2	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.3	Agreement establishing the Able (Canada) Distribution Trust (7)
10.4	Form of Securities Purchase Agreement (Regulation S) (2)
10.5	Form of Warrant dated February 5, 2010 (Regulation S) (2)
10.6	Form of Director’s Offer and Acceptance Letter (2)
10.7	Form of Officer’s Offer and Acceptance Letter (2)
10.8	Consulting Services Agreement dated March 18, 2009 (2)
10.9	Operating Agreement dated March 18, 2009 (2)
10.10	Equity Pledge Agreement dated March 18, 2009 (2)
10.11	Option Agreement dated March 18, 2009 (2)
10.12	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.13	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.14	Form of Securities Purchase Agreement (Regulation D) (10)
10.15	Form of Registration Rights Agreement (10)
10.16	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.17	Placement Agent Agreement (10)
10.18	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)
10.19	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)

10.20	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
10.21	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.22	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.23	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.24	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
10.32	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
10.33	Loan Agreement between Top Favour and Ziben Tiantang dated December 8, 2013 (17)
10.34	Entrustment Agreement between Hongyuan and Jiyuan Tianlong dated December 18, 2013 (17)
10.35	Assets Transfer Agreement (Supplement) between Hongli and PRCB dated December 30, 2013 (17)
10.36	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 (18)
10.37	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2014 (18)
10.38	Securities Purchase Agreement, dated September 17, 2014, by and between the Company and the Investors (20)
10.39	Translation of Coal Purchasing Agreement between Henan Shenhuo Guomao Ltd. and Hongli dated January 5, 2015 (21)
10.40	Translation of Industrial and Mineral Products Purchase Agreement between Hongli and Pingxiang Fangda Steel Ltd. dated January 7, 2015 (21)
10.41	Fifth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2015 (22)
10.42	Translation of Loan Agreement between Top Favour Limited and Capital Paradise Limited dated January 26, 2015 (22)
10.43	Translation of Hydrogen Supply Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Shenma Industrial Co., Ltd. dated October 16, 2014 (22)
10.44	Sixth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated October 8, 2015 (23)

10.45	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2015 *
14	Code of Ethics (8)
16	Letter from Friedman LLP dated July 29, 2014 (19)
21	Subsidiaries of Hongli Clean Energy Technologies Corp. *
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1	Mining permit of Hongchang coal mine (16)
99.2	Mining permit of Shunli coal mine (16)
99.3	Mining permit of Xingsheng coal mine (16)
99.4	Mining permit of Shuangrui coal mine (16)
99.5	Translation of Notice of Transference of Non-performing Assets Package Termination from PRCCU dated January 23, 2015 (21)
99.6	Translation of Reply from Baofeng County Science and Technology Bureau regarding Approval of UCG program as a Technology Demonstration Project dated January 29, 2015 (21)
99.7	Translation of Reply from Shilong District Science and Technology Bureau regarding Approval of UCG program as a Technology Demonstration Project dated January 21, 2015 *
99.8	Translation of Letter from Baofeng County National Land Resource Administrative Bureau regarding grant of coal material resource to Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. for UCG Scientific and Technological Practical Project development dated April 17, 2015*
99.9	Press release dated October 13, 2015 titled “Hongli Clean Energy Technologies Corp. Reports Fiscal Year 2015 Financial Results”*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the SEC on November 18, 1999.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2010.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 27, 2003.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on June 13, 2003.
(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on May 8, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on July 17, 2009.
(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the SEC on March 31, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 30, 2004.
(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on November 25, 2009.

(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on March 15, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on August 10, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on January 18, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on April 5, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on June 24, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 12, 2011.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the SEC on September 13, 2011.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed by the Company with the SEC on February 19, 2014.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed by the Company with the SEC on May 23, 2014.
(19)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on July 29, 2014
(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 18, 2014.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed by the Company with the SEC on February 12, 2015.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by the Company with the SEC on May 14, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on October 9, 2015.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. (Registrant)

Date: October 13, 2015	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer

Date: October 13, 2015	By:	/s/ Song Lv
Song Lv
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianhua Lv	Chief Executive Officer / Director	October 13, 2015
Jianhua Lv

/s/ Song Lv	Chief Financial Officer	October 13, 2015
Song Lv

/s/ Hui Huang	Director	October 13, 2015
Hui Huang

/s/ Haoyi Zhang	Director	October 13, 2015
Haoyi Zhang

/s/ Yushan Jiang	Director	October 13, 2015
Yushan Jiang

/s/ Hui Zheng	Director	October 13, 2015
Hui Zheng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Hongli Clean Energy Technologies Corp.

We have audited the accompanying consolidated balance sheets of Hongli Clean Energy Technologies Corp. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows and equity for the years then ended. Hongli Clean Energy Technologies Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hongli Clean Energy Technologies Corp. and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has working capital deficit and insufficient cash balance to cover its short-term loans which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HHC

HHC

Forest Hills, New York

October 13, 2015

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$81,605	$191,992
Accounts receivable, net	13,970,451	8,946,435
Other receivables and deposits	4,928,967	5,787,232
Loans receivable	-	8,032,037
Inventories	3,191,605	7,419,821
Advances to suppliers	8,216,127	8,700,022
Prepaid expenses	16,670	-
Total current assets	30,405,425	39,077,539

PLANT AND EQUIPMENT, net	18,750,242	14,426,319

CONSTRUCTION IN PROGRESS	65,420,768	40,389,961

OTHER ASSETS
Security deposit	-	4,873,928
Prepayments	19,674,034	61,815,632
Intangible assets, net	56,355,185	32,305,697
Long-term investments	2,920,247	2,898,233
Other assets	114,589	113,725
Total other assets	79,064,055	102,007,215

Total assets	$193,640,490	$195,901,034
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturity of long-term loans	$44,471,220	$20,795,425
Accounts payable, trade	70,164	2,978,326
Other payables and accrued liabilities	4,503,689	2,460,113
Other payables - related party	736,596	526,699
Acquisition payable	4,747,250	4,711,463
Customer deposits	80,306	79,701
Taxes payable	907,472	765,421
Current portion of warrants liability	289,481	-
Total current liabilities	55,806,178	32,317,148

LONG-TERM LIABILITIES
Long-term loans	-	29,243,566
Warrants liability	2,626,168	16
Total long-term liabilities	2,626,168	29,243,582

Total liabilities	58,432,346	61,560,730

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares and 21,121,372 shares issued and outstanding as of June 30, 2015 and 2014, respectively	23,960	21,121
Additional paid-in capital	6,846,397	3,592,053
Statutory reserves	3,689,941	3,689,941
Retained earnings	108,831,633	112,295,407
Accumulated other comprehensive income	11,484,613	10,410,182
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	130,876,544	130,008,704

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	135,208,144	134,340,304

Total liabilities and equity	$193,640,490	$195,901,034

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended June 30,
	2015	2014

REVENUE	$45,613,084	$50,267,693

COST OF REVENUE	32,973,492	41,275,791

GROSS PROFIT	12,639,592	8,991,902

OPERATING EXPENSES:
Selling	137,858	154,716
General and administrative	15,601,184	2,121,849
Total operating expenses	15,739,042	2,276,565

INCOME (LOSS) FROM OPERATIONS	(3,099,450)	6,715,337

OTHER INCOME (EXPENSE)
Interest income	165,367	566,541
Interest expense	(5,552,467)	(4,477,049)
Other finance expense	(63,083)	(71,870)
Other income, net	-	109,100
Change in fair value of warrants	7,131,724	5
Total other income (expense), net	1,681,541	(3,873,273)

INCOME (LOSS) BEFORE INCOME TAXES	(1,417,909)	2,842,064

PROVISION FOR INCOME TAXES	2,045,865	1,851,482

NET INCOME (LOSS)	(3,463,774)	990,582

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,074,431	506,959

COMPREHENSIVE INCOME (LOSS)	$(2,389,343)	$1,497,541

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,291,832	21,121,372

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$(0.15)	$0.05

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,463,774)	$990,582
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,376,901	908,232
Amortization and depletion	70,953	70,913
Write-off other receivables and advances to suppliers	-	89,298
Change in fair value of warrants	(7,131,724)	(5)
Bad debt expense	10,113,269	169,936
Loss from inventory LCM	44,388	169,957
Gain on waived liabilities	-	(96,472)
Impairment loss of long-lived assets	2,431,718	-
Amortization of prepaid expenses	83,330	-
Change in operating assets and liabilities
Accounts receivable, trade	(5,009,210)	427,486
Other receivables	895,390	(1,558,667)
Inventories	4,220,150	(4,568,625)
Advances to suppliers	(958,306)	128,205
Accounts payable, trade	(2,917,080)	2,800,529
Other payables and accrued liabilities	638,907	323,870
Customer deposits	-	(130,272)
Taxes payable	135,602	(373,545)
Net cash provided by (used in) operating activities	530,514	(648,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loans receivable	8,232,037	-
Loan receivable to CPL	(200,000)	-
Payments of gasification equipment	(13,575,250)	-
Prepayments of construction of underground coal gasification	(2,606,926)	-
Net cash used in investing activities	(8,150,139)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	9,770,396
Payments of note payable	-	(9,770,396)
Repayment of short-term loans - Bairui Trust	(8,146,640)	-
Proceeds from short-term loans - CPL	4,227,765	-
Repayment of short-term loans - CPL	(1,990,699)
Proceeds from short-term loans - others	-	163,700
Payment of short-term loans - others	-	(489,380)
Proceeds from issuance of common stock	13,204,539	-
Proceeds from (payment to) related parties	215,920	385,000
Net cash provided by financing activities	7,510,885	59,320

EFFECT OF EXCHANGE RATE ON CASH	(1,647)	(768)

DECREASE IN CASH	(110,387)	(590,026)

CASH, beginning of period	191,992	782,018

CASH, end of period	$81,605	$191,992

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$2,053,280	$1,738,133
Cash paid for interest expense, net of capitalized interest	$4,901,566	$3,376,213

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reclassification of short-term loans to long-term loans	$-	$29,243,566
Reclassification long-term loans to short-term loans	$29,327,902	$-
Common stock issued for a service fee	$100,000	$-
Issuance of warrants related to the sale of common stock	$10,047,356	$-
Transfer of construction in progress into plant and equipment	$7,052,383	$-
Reclassification of prepayments to construction in progress	$29,947,047	$-
Reclassification of prepayments to land use right	$11,902,241	$-
Reclassification of construction in progress to land use rights	$11,861,507	$-
Other payable accrued for land use right registration	$473,743	$-

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Stock		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2013	21,121,372	$21,121	$3,592,053	$3,689,941	$111,304,825	$9,903,223	$4,331,600	$132,842,763
Net income					990,582			990,582
Foreign currency translation adjustments						506,959		506,959
BALANCE, June 30, 2014	21,121,372	21,121	3,592,053	3,689,941	112,295,407	10,410,182	4,331,600	134,340,304
Issuance of common shares	2,838,845	2,839	3,254,344					3,257,183
Net loss					(3,463,774)			(3,463,774)
Foreign currency translation adjustments						1,074,431		1,074,431
BALANCE, June 30, 2015	23,960,217	$23,960	$6,846,397	$3,689,941	$108,831,633	$11,484,613	$4,331,600	$135,208,144

 The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Hongli Clean Energy Technologies Corp. (“CETC” or the “Company”) (formerly known as SinoCoking Coal and Coke Chemical Industries, Inc.) was organized on December 31, 1996, under the laws of the State of Florida. Hongli Clean Energy Technologies Corp. was formerly named SinoCoking Coal and Coke Chemical Industries, Inc. The Company changed its name from SinoCoking Coal and Coke Chemical Industries, Inc. to Hongli Clean Energy Technologies Corp., effective on July 28, 2015 in NASDAQ.

The Company is a vertically-integrated producer of multifunctional energy products which is based in the People’s Republic of China (“PRC” or “China”). The Company’s products currently include washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar, crude benzol, synthetic gas (“Syngas”) and electricity. All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements.

Due to the continuing provincial-wide consolidation program in Henan since 2010, all small to mid-scale mines are required to be consolidated and undergo mandatory safety checks and inspections by relevant authorities before receiving clearance to resume coal mining operations. This requirement applies to all the Company’s mines. No raw coal mined since the mandatory safety checks applied to the Company since 2011. The Company is in the processing of seeking ways to restructure or resume the coal mine operations.

The Company washes coal purchased from third parties and generates coke products by using the coking factory leased from a third party currently. The Company also generates electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity in fiscal 2015, but plan to resume our Hongguang Power operations in the future when we are able to do so.

The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. The Company completed the construction of the coke gasification facility for the conversion of coke into a clean-burning synthetic gas at the end of September 2014 and commenced its production in October 2014 (“Stage I facility”), which allowed the Company to extend its operations into the clean-burning synthetic gas field.

On August 28, 2014, the Company entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into Syngas. The UCG project was approved by a local governmental agency to be Science & Technology Practice Project. The UCG project was in the preliminary stage of construction which expects to complete in March 2016. Upon the relevant UCG construction completed and ensures that the new gasification facility can achieve economic efficiency, the Company will be able to implement the same techniques to the Company’s coal mines. However, if the new gasification facility cannot reach economic efficiency, the Company may not be able to resume its coal mine operations.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Top Favour	• A British Virgin Islands company • Incorporated on July 2, 2008	100%
Hongyuan	• A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) • Incorporated on March 18, 2009 • Initial registered capital of $3 million as registration , further increased to 12.5 million at November 2014, fully funded	100%
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

VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	• A PRC limited liability company • Incorporated on May 17, 2011 • Registered capital of $4,620,000 (RMB 30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30, 2015	June 30, 2014
Total current assets	$7,938,342	$21,003,224
Total assets	$176,470,756	$174,577,433
Total current liabilities	$90,206,205	$50,305,119
Total liabilities	$90,206,205	$79,548,685

Presently, the Company’s coking and coke gasification related operations are carried out by Baofeng Coking, Hongli engages in coke and coal trading activities, electricity generation is carried out by Hongguang Power. Our coal related operations was halted which should be carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, respectively. The Company originally planned to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”). (see Note 12) However, due to the imposition of the provincial-wide mining moratorium since June 2010 in China, and the change of the Company’s original plan from developing coal mining operations to producing Syngas, the plan to transfer the related operations is halted and the Company will decide whether to execute the original plan based on the mining moratorium status and Syngas business development in the future. As of June 30, 2015 and the date of this filing, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had no operations since their acquisitions by the Company (see Note 20).

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the year ended June 30, 2015, the Company reported a working capital deficit in the amount to $25,400,753, which has substantial doubt about the Company’s ability to continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks, renew its current loans, and to increase sales of its higher profit margin products, coke and syngas. The Company continues to wait for the mine consolidation schedule to finalize. If the schedule should finalize by next year, the Company may be able to obtain lines of credit by pledging its mining rights as collateral. In addition, the Company keeps investing in developing the underground coal gasification techniques which may be able to apply to its mining assets. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Since Top Favour, Hongyuan and Hongli are under common control, the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of the Top Favour, Hongyuan and Hongli has been accounted for at the historical cost and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the years ended June 30, 2015 and 2014, the Company did not sell surplus electricity to the national power grid. (At this time we are not able to generate electricity, but plan to resume operations in the future when we are able to do so.)

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

The balance sheet amounts, with the exception of equity, at June 30, 2015 and 2014 were translated at RMB 6.11 to $1 and RMB 6.16 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.14 to $1 and RMB 6.13 to $1 for the years ended June 30, 2015 and 2014, respectively.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Carrying value at June 30, 2015	Fair value measurement at June 30, 2015
		Level 1	Level 2	Level 3
Warrants liability	$2,915,649	$-	$2,915,649	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014
Beginning fair value	$16	$21
Realized gain recorded in earnings	(7,131,724)	(5)
Granted financial instrument	10,047,357	-
Ending fair value	$2,915,649	$16

	June 30, 2015	June 30, 2014
Number of shares exercisable	1,721,664	3,906,853
Range of exercise price	$ 6.08-48.00	$ 6.00-48.00
Stock price	$1.75	$1.22
Expected term (years)	0.00-3.24	0.60-2.78
Risk-free interest rate	0.02-1.34%	0.15-0.91%
Expected volatility	51-88%	49-61%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the years ended June 30, 2015 and 2014, the Company’s two long term investments were not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of June 30, 2015 and 2014, the Company had $37,911 and $73,389 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of June 30, 2015 and 2014, $217,905 and $140,158 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2015 and 2014, $0 and $29,396 allowance for doubtful accounts was provided, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2015 and 2014, amount to $44,597 and $169,565 was reported as allowance for impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2015 and 2014, $1,512,785 and $0 allowance for doubtful accounts was provided, respectively.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	1-5 years
Transportation equipment	5-7 years

Construction-in-progress (“CIP”) includes direct costs of constructions for coke gasification facility, UCG underground safety improvement, and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the years ended June 30, 2015 and 2014, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Security deposit

A deposit was made to Henan Coal Seam Gas and is related to its joint venture with Zhonghong (see Note 12). Management regularly reviews aging of the deposit and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2015 and 2014, $4,887,984 and $0 allowance for doubtful accounts was provided, respectively.

Intangible assets

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 to 40 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable amounts. The Company’s materials that may contain coal are controlled through direct ownership by our VIEs which generally last until the recoverable materials that may contain coal are depleted.

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

Long-term investments

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of June 30, 2015 and 2014.

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

The Company did not record any asset retirement obligation as of June 30, 2015 and 2014 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the years ended June 30, 2015 and 2014.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the years ended June 30, 2015 and 2014, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

Earnings (losses) per share

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Note 3 – Concentration risk

For the year ended June 30, 2015, 57.6% of the Company’s total revenues were from four main customers who individually accounted for 22.6%, 13.0%, 11.9% and 10.1% of total revenues, respectively. For the year ended June 30, 2014, 53.8% of the Company’s total revenues were from two main customers who individually accounted for 32.6% and 21.2% of total revenues, respectively. Accounts receivable of four main customers were 34.7%, 0.1%, 2.3%, and 20.7% of the total accounts receivable balance at June 30, 2015, respectively. Accounts receivable of two main customers were 34.8% and 24.1% of the total accounts receivable balance at June 30, 2014, respectively.

For the year ended June 30, 2015, two mian suppliers provided 52.3% of total raw material purchases, with each supplier individually accounting for 33.7% and 18.6% of total raw material purchases, respectively. For the year ended June 30, 2014, three main suppliers provided 48.6% of total raw material purchases, with each supplier individually accounting for 24.6%, 12.8% and 11.2% of total raw material purchases, respectively. Accounts payables of two main suppliers were 7.3% and 7.2% of total accounts payable balance at June 30, 2015, respectively. Accounts payable of three main suppliers were 58.5%, 8.1% and 21.0% of total accounts payable balance at June 30, 2014, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables and deposit

Other receivables and deposit consisted of the following:

	June 30, 2015	June 30, 2014
Security deposit for auction	$4,910,949	$4,873,928
Receivables from an unrelated company	-	29,396
Advances to employees	18,018	6,447
Interest receivable	-	906,857
	4,928,967	5,816,628
Less: allowance for doubtful accounts	-	(29,396)
	$4,928,967	$5,787,232

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. On January 23, 2015, PRCCU issued a notice indicating that the transaction is terminated due to PRCCU’s internal problems. On September 25, 2015, the Company had fully received the deposit of $4,910,949 or RMB 30 million from PRCCU.

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

On August 2014, the Company collected $4.5 million from CPL as a repayment and all remaining principal was settled on January 15, 2015. On January 28, 2015 all outstanding interest payable, which both parties agreed accrued as of December 31, 2014, was cleaned.

For the years ended June 30, 2015 and 2014, interest incomes from loans receivable amounted to $164,400 and $563,319, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2015	June 30, 2014
Raw materials	$31,074	$139,162
Work in process	839,729	129,726
Supplies	21,177	44,800
Finished goods	2,344,222	7,275,698
Total	3,236,202	7,589,386
Less: allowance for impairment	(44,597)	(169,565)
Total inventories, net	$3,191,605	$7,419,821

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers amounted to $8,216,127 and $8,700,022 as of June 30, 2015 and 2014, respectively. For the years ended June 30, 2015 and 2014, the Company provided allowance for doubtful accounts amounted to $1,512,785 and $0, respectively.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2015	June 30, 2014
Buildings and improvements	$11,196,358	$11,111,956
Mine development cost	11,828,890	11,739,719
Machinery and equipment	15,606,700	7,508,807
Other equipment	413,449	410,332
Total	39,045,397	30,770,814
Less: accumulated depreciation	(17,852,012)	(16,344,495)
Less: impairment reserve	(2,443,143)	-
Total plant and equipment, net	$18,750,242	$14,426,319

During the fiscal year 2015, the Company accrued an impairment reserve over its plant and equipment in amount to $2,443,143 against its old coking facilities. No impairment reserve was accrued for the fiscal year 2014.

Depreciation expense amounted to $1,376,901, and $908,232 for the years ended June 30, 2015 and 2014, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at June 30, 2015 and 2014 amounted to $65,420,768 and $40,389,961, respectively. CIP included the following projects:

1)	Construction project to build a new coking plant with annual production capacity of 900,000 tons of cokes was commenced on February 2010. Due to a lack of funding and change of market situation, the Company placed construction on hold at October 2012. It is unexpected when the market situation gets well enough and the funding is sufficient to resume the construction. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service. As of June 30, 2015 and 2014, the Company reported $28,779,513 and $40,389,961 in the construction in progress account.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)	Upgrade project to increase annual production capacity of the coke gasification facilities was commenced on November 2014, which is to reform the coke gasification equipment and to double the production capacity. The project was completed at July 2015. As of June 30, 2015 and 2014, the Company reported $6,553,513 and $0, respectively, in the construction in progress account.

3)	UCG underground safety construction was commenced in June 2015 to ensure that the Company’s coal mines will be complying with the legal safety requirements for underground coal gasification operations. As of June 30, 2015 and 2014, the Company reported $30,087,742 and $0 in the construction in progress account. The UCG underground safety construction was estimated to complete in December 2015.

The new coking plant, with an estimated construction cost of approximately $94.69 million or RMB 578 million originally, requires an additional $24 million or RMB 144 million to complete. Coke gasification equipment upgrade project with an estimated construction cost of approximately $6.63 million or RMB 41 million originally, requires additional $76,267 to complete. No additional funding requires for the UCG underground safety construction.

Project	Invested cost as of June 30, 2015	Estimated cost to complete	Estimated total cost

New coking plant (1)	$72,894,164	$23,589,175	$96,483,339
Coke gasification facility	$6,553,513	$76,267	$6,629,780
UCG underground safety project	$30,087,742	$-	$30,087,742

(1)	Including payments of $23.4 million for the land use rights, $28.8 million reported in construction in progress, and $20.7 million prepayments made for constructions.

Note 10 – Prepayments

Prepayments consisted of the following:

	June 30, 2015	June 30, 2014
Land use rights	$-	$11,395,633
Constructions	19,674,034	50,419,999
Total	$19,674,034	$61,815,632

Prepayments for land use rights

Prepayments for land use rights are advances made in connection with acquiring land use rights to expand the site of the Company’s new coking plant that is hold on construction. The transaction is organized and guaranteed by the Bureau of Land and Resources of Baofeng County, and payments made to the former occupants of the land underlying the land use rights are not subject to refund if the transaction cannot be completed for any reason. As of June 30, 2015, such prepayments amounted to $23,399,424, remained an estimated cost of $475,696 to fully be paid. The Company’s construction of the new coking plant was on hold which made the process of obtaining the certificates of the land use rights with the relevant authorities is pending. Base on the fact that the Company actually used the land and land use right normally has a fixed useful life, the Company transferred the prepayment to intangible assets of land use right for accounting purpose since June 2015. (See Note 11)

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepayments for constructions

Prepayments for constructions consisted of the following:

	June 30, 2015	June 30, 2014
Baofeng new coking plant (1)	$20,715,228	$20,559,069
Hongchang new mining tunnels (2) (6)	-	1,299,714
Hongchang safety instruments (3) (6)	-	3,249,285
Xingsheng safety instruments (4) (6)	-	14,150,636
Hongchang mine consolidation (5) (6)	-	11,161,295
Gasification facility - Baofeng (7)	2,619,172	-
	23,334,400	50,419,999
Less: allowance for doubtful accounts	(3,660,366)	-
Total	$19,674,034	$50,419,999

(1)	At October, 2012, the Company had made prepayments of approximately $20.7 million (RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company made prepayments of approximately $1.31 million (RMB 8 million) during the year ended June 30, 2010 for constructing new mining tunnels at Hongchang coal mine.

(3)	The Company made prepayments of approximately $3.27 million (RMB 20 million) during May 2012 for upgrading the safety equipment at Hongchang coal mine.

(4)	The Company made prepayments of approximately $14.26million (RMB 87.1 million) in August and September 2012 for upgrading the safety equipment at Xingsheng coal mine.

(5)	The Company made prepayments of approximately $11.22 million (RMB 68.7 million) during August and September 2012 for consolidating Hongchang, Shunli and Shuangrui coal mines.

(6)	As of June 30, 2015, these prepayments were used to cover the costs from the UCG underground safety construction project commenced at June 2015.

(7)	The Company entered into a construction agreement on June 16, 2015 to build an underground coal gasification (“UCG”) facility which was approved by the Science and Technology Bureau of Baofeng County as an advanced technology development project with using the refining technology authorized from North China Institutes of Science and Technology. The Company made prepayments of approximately $2,619,172 (RMB 16 million) in June 2015 to a contractor and the construction was scheduled to be completed at March 2016.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	June 30, 2015	June 30, 2014
Land use rights (1)	$26,441,707	$2,546,968
Mining rights	44,432,997	44,098,046
Total intangible assets	70,874,704	46,645,014
Accumulated amortization – land use rights	(819,795)	(742,866)
Accumulated depletion – mining rights	(13,699,724)	(13,596,451)
Total intangible assets, net	$56,355,185	$32,305,697

(1)	Included the land use right of $23,875,393 used for Baofeng new coking plant. Its useful life was likely determined, through the certificate of the land use right which should be grant by the relevant authorities, is in the processing of granting.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended June 30, 2015 and 2014 amounted to $70,953, and $70,913, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2016	$665,047
2017	665,047
2018	665,047
2019	665,047
2020	665,047
Thereafter	22,296,677
Total	$25,621,912

Note 12 – Long-term investments and security deposit

Long-term investments consisted of investments accounted for using the cost or equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized during the years ended June 30, 2015 and 2014

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) should be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital, $6.2 million or RMB 39.2 million, as Hongyuan CSG has remained inactive.

In addition, a deposit of $4,881,224 was made on December 23, 2011 to Henan Coal Seam Gas in connection with the joint venture. Due to management’s review of the collectability of the deposit, the Company recognized $4,881,224 allowance against this deposit.

For the years ended June 30, 2015 and 2014, there was no equity investment income or loss.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 20, 2015, Hongli repaid the loan of $8,135,373 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Bairui Trust reached an agreement to extend the outstanding loans of $12,743,849 (RMB 78,000,000) which due on April 2, 2015 to April 2, 2016 with the annual interest rate of 11.88%. As of June 30, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,768,465	¥78,000,000	April 2, 2016	11.88%
29,465,689	180,000,000	October 2, 2015	11.88%
$42,234,154	¥258,000,000

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 or RMB 180 million was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 2, 2016.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into an unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of June 30, 2015, the outstanding loan from Capital Paradise Limited was $2,237,066.

Weight average interest rate and interest expense

Weighted average interest rate was 11.79% and 8.88% for the years ended June 30, 2015 and 2014, respectively. Total interest expense for the years ended June 30, 2015 and 2014 was $5,552,467 and $4,477,049, respectively. No interest was capitalized for the years ended June 30, 2015 and 2014.

Note 14 – Other payables and accrued liabilities

Other payables and liabilities mainly consisted of accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	June 30, 2015	June 30, 2014
Retention payable (1)	$955,343	$-
Registration payable (2)	475,969	-
Other payable	200,933	264,522
Interest payable	2,658,239	2,017,946
Accrued liabilities (3)	213,205	177,645
Total	$4,503,689	$2,460,113

(1)	As of June 30, 2015, $955,343 or RMB 5,836,000 of construction deposit was retained by the Company for the security of the construction of the first stage coke gasification facility which was completed in September 2014. The amount of deposit will be paid one year after the construction was completed, if no quality defection occurs during the period.
(2)	At June 30, 2015, the Company accrued a payable of $475,969 or RMB 2,907,600 for land use right registration with relevant authorities to obtain the certificate, which was used as part of Baofeng new coking plant.
(3)	As of June 30, 2015 and 2014, $90,000 and $60,000 of salary payables included in accrued liabilities were payables to the Company’s CFO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO for working capital purpose. Advances from the CEO amounted to $736,596 and $526,699 at June 30, 2015 and 2014, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the year ended June 30, 2015, the Company borrowed $5,043,623 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off its interest payable to Baidu Trust, and amount of $4,827,703 advances from Mr. Jianhua Lv had been repaid before June 30, 2015.

During the year ended June 30, 2014, the Company had received advances of $385,000 from Mr. Jianhua Lv.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of June 30, 2015 and 2014, acquisition payable was $4,747,250 and $4,711,463, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal. On September 25, 2015, the Company repaid $4,747,250 to the former shareholders of Shuangrui Coal.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Taxes

Income tax

CETC is subject to the United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong. All of them are subject to 25% enterprise income tax rate in China.

The provision for income taxes consisted of the following:

	For the year ended June 30,
	2015	2014
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	2,045,865	1,851,482
Total	$2,045,865	$1,851,482

CETC has incurred a net operating loss for income tax purposes for 2015. As of June 30, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2035 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2015 and 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the years ended June 30, 2015 and 2014 which consisted of the following:

	For the year ended June 30,
	2015	2014
Beginning balance	$1,042,000	$715,000
Additions	-	327,000
Ending balance	$1,042,000	$1,042,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the year ended June 30,
	2015	2014
VAT on sales	$13,537,063	$17,645,446
VAT on purchase	$10,070,299	$16,334,576

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable

Taxes payable consisted of the followings:

	June 30, 2015	June 30, 2014
VAT	$101,327	$(47,378)
Income tax	633,098	643,498
Others	173,047	169,301
Total	$907,472	$765,421

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

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement) date on September 18, 2014. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014. This option was expired on July 24, 2015.

Options outstanding and exercisable at June 30, 2015 are as follows:

Outstanding options			Exercisable options
Number	Average remaining	Average	Number	Average remaining	Average
of options	contract life	exercise price	of options	contractual life	exercise price
1,644,737	0.07 years	$6.08	1,644,737	0.07 years	$6.08

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2013	9,185	-	9,185
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2014	9,185	-	9,185
Granted	1,644,737	-	1,644,737
Forfeited	(9,185)	-	(9,185)
Exercised	-	-	-
Outstanding, June 30, 2015	1,644,737	-	1,644,737

Warrants

As of June 30, 2015 and 2014, warrants that were exercisable for 1,721,664 shares and 3,906,853 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $2,915,649 and $16 at June 30, 2015 and 2014, respectively. The decrease in fair value of warrants was $7,131,724 and $5 for the years ended June 30, 2015 and 2014, respectively, and was recorded as gain on change in fair value of warrants.

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of June 30, 2015, Warrants B were not exercisable.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2013	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	(590,446)	(3,082,027)	(117,163)	(30,244)	-	-	-	-	-	(3,819,880)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding June 30, 2015	36,973	-	-	-	-	50,000	1,409,423	225,268	1,644,737	822,369	4,188,770

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 1.78 years as of June 30, 2015.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015. This warrant was forfeited without exercising as of June 30, 2015.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, this warrant was forfeited without exercising as of June 30, 2015.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, this warrant was forfeited without exercising as of June 30, 2015.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015. This warrant was forfeited without exercising at the date of this report.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.24 years as of June 30, 2015.

(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 3.24 years as of June 30, 2015.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of June 30, 2015, Warrants B were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

Note 19 – Earnings (losses) per share

The following is a reconciliation of the basic and diluted earnings (losses) per share computation:

	For the year ended June 30,
	2015	2014
Net income (loss)	$(3,463,774)	$990,582
Weight average shares used in basic and diluted computation	23,291,832	21,121,372
Earnings (losses) per share – basic and diluted	$(0.15)	$0.05

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 5,833,507 shares and 3,916,038 shares of common stock in the aggregate at June 30, 2015 and 2014, respectively. For the years ended June 30, 2015 and 2014, all outstanding options and warrants were excluded from the diluted earnings (losses) per share calculation since they were anti-dilutive.

Note 20 - Coal mine acquisitions

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal.

In August and September 2011, the Company entered into supplemental agreements with the sellers of these three companies (collectively the “Supplement Agreements”) to memorialize certain agreed terms that were not reflected in the original purchase agreements. Specifically, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. At June 30, 2011, the Company’s acquisition of these three companies included only their mining rights, as all other assets and liabilities were being disposed of by the sellers, and none of the three companies was operational. Therefore, the operating results of these three companies (other than with respect to their mining rights) from May 20, 2011 through June 30, 2015, which were mainly from disposing assets and liabilities (other than their mining rights), are not included in the accompanying consolidated financial statements.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2015, approximately $6.66 million (RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (RMB 28 million) payable to Shuangrui Coal’s sellers (see Note 16) which had been fully repaid at September 25, 2015.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. On April 8, 2014 and 2015, the Company renewed the agreement for another year, respectively. .

Purchase commitment

The Company entered into several contracts with contractors and suppliers for the following projects:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$64,790,602	$57,487,501	$7,303,101
Coke gasification facility	6,629,780	6,553,513	76,267
Total	$71,420,382	$64,041,014	$7,379,368

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of June 30, 2015, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of June 30, 2015.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	June 30, 2015	June 30, 2014	50% of registered capital	Future contributions required as of June 30, 2015

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the years ended June 30, 2015 and 2014 are summarized as follows:

	For year ended June 30,
	2015	2014

Coke	$25,902,868	$38,917,211
Coal tar	1,818,648	2,884,303
Crude benzol	1,077,307	811,806
Coke powder	-	1,244,011
Coal slurries	102,327	598,638
Mid-coal	1,503,353	1,610,026
Washed coal	2,765,054	4,201,698
Syngas	12,443,527	-
Total	$45,613,084	$50,267,693

