Form 10-Q
period 2015-09-30
Hongli Clean Energy Technologies Corp.
filed 2015-11-13
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-15931

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

+86-3752882999
(Registrant’s telephone number, including area code)

SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.

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

As of November 13, 2015, the registrant had 23,960,217 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “project,” “may,” “might,” “will,” the negative forms thereof, and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global coke and coal price fluctuations, levels of coal and coke production in the region, the demand for raw materials such as iron and steel which require coke to produce, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. Such risks and uncertainties are described in greater details in the “Risk Factors” section beginning on page 26 of the registrant’s annual report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015 (the “Annual Report”).

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$139,233	$81,605
Accounts receivable, net	15,953,238	13,970,451
Other receivables and deposits	8,473	4,928,967
Inventories	5,947,825	3,191,605
Advances to suppliers	4,088,692	8,216,127
Prepaid expenses	-	16,670
Total current assets	26,137,461	30,405,425

PLANT AND EQUIPMENT, net	24,025,967	18,750,242

CONSTRUCTION IN PROGRESS	56,597,357	65,420,768

OTHER ASSETS
Security deposit	-	-
Prepayments	18,915,410	19,674,034
Intangible assets, net	54,021,548	56,355,185
Long-term investments	2,807,643	2,920,247
Other assets	110,170	114,589
Total other assets	75,854,771	79,064,055

Total assets	$182,615,556	$193,640,490

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loans	$43,159,496	$44,471,220
Accounts payable, trade	275,501	70,164
Other payables and accrued liabilities	5,735,039	4,503,689
Other payables - related party	506,464	736,596
Acquisition payable	-	4,747,250
Customer deposits	77,210	80,306
Taxes payable	977,399	907,472
Current portion of warrants liability	-	289,481
Total current liabilities	50,731,109	55,806,178

LONG TERM LIABILITIES
Warrants liability	380,237	2,626,168
Total long term liabilities	380,237	2,626,168

Total liabilities	51,111,346	58,432,346

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares issued and outstanding as of September 30 and June 30, 2015, respectively	23,960	23,960
Additional paid-in capital	6,846,397	6,846,397
Statutory reserves	3,689,941	3,689,941
Retained earnings	110,539,595	108,831,633
Accumulated other comprehensive income	6,072,717	11,484,613
Total Hongli Clean Energy Technologies Corp.'s equity	127,172,610	130,876,544

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	131,504,210	135,208,144

Total liabilities and equity	$182,615,556	$193,640,490

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014

REVENUE	$6,442,238	$13,573,836

COST OF REVENUE	4,337,321	11,292,494

GROSS PROFIT	2,104,917	2,281,342

OPERATING EXPENSES:
Selling	25,666	34,164
General and administrative	1,160,299	887,795
Total operating expenses	1,185,965	921,959

INCOME (LOSS) FROM OPERATIONS	918,952	1,359,383

OTHER INCOME (EXPENSE)
Interest income	32	102,251
Interest expense	(1,276,981)	(1,497,213)
Other finance expense	(4,945)	(663)
Change in fair value of warrants	2,535,412	(2,027,162)
Total other income (expense), net	1,253,518	(3,422,787)

INCOME (LOSSES) BEFORE INCOME TAXES	2,172,470	(2,063,404)

PROVISION FOR INCOME TAXES	464,508	489,853

NET INCOME (LOSS)	1,707,962	(2,553,257)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,411,896)	(5,034)

COMPREHENSIVE INCOME (LOSS)	$(3,703,934)	$(2,558,291)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,960,217	21,310,527

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$0.07	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,707,962	$(2,553,257)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	381,353	279,032
Amortization and depletion	163,144	17,674
Change in fair value of warrants	(2,535,412)	2,027,162
Bad debt expense	278,759	116,359
Amortization of prepaid expenses	16,670	8,333
Change in operating assets and liabilities
Accounts receivable, net	(2,984,556)	(2,641,476)
Other receivables	4,805,308	(72,829)
Inventories	(2,924,859)	3,224,546
Advances to suppliers	4,015,343	263,038
Accounts payable, trade	211,335	(2,303,148)
Other payables and accrued liabilities	1,014,930	(675,686)
Taxes payable	106,579	925,584
Net cash provided by (used in) operating activities	4,256,556	(1,384,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loans receivable	-	4,500,000
Payments of gasification equipment	-	(7,026,661)
Payments of coal mine acquisition	(4,636,439)	-
Net cash provided by (used in) investing activities	(4,636,439)	(2,526,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - CPL	1,362,700	-
Repayment of short-term loans - CPL	(1,045,892)	-
Proceeds from issuance of common stock	-	13,204,538
Proceeds from (repayments to) related parties	(206,883)	2,016,383
Net cash provided by (used in) financing activities	109,925	15,220,921

EFFECT OF EXCHANGE RATE ON CASH	327,586	78,629

INCREASE IN CASH	57,628	11,388,221

CASH, beginning of period	81,605	191,992

CASH, end of period	$139,233	$11,580,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$316,152	$336,180
Cash paid for interest expense, net of capitalized interest	$-	$2,123,933

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Common stock issued for a service fee	$-	$100,000
Issuance of warrants related to the sale of common stock	$-	$10,048,116
Transfer of construction in progress into plant and equipment	$6,400,540	$-

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company washes coal purchased from third parties and generates coke products by using the coking factory leased from a third party currently. The Company also generates electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the closing of the Baofeng coking in July 2014. Thus, we did not generate any electricity during the three months ended September 30, 2015, but plan to resume our Hongguang Power operations in the future when we can do so.

The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. The Company completed the construction of the coke gasification facility for the conversion of coke into a clean-burning synthetic gas at the end of September 2014 and commenced its production in October 2014 (“Stage I facility”), which allowed the Company extend its operations into the clean-burning synthetic gas field.

On August 28, 2014, the Company entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into Syngas. The UCG project was approved by a local governmental agency to be Science & Technology Practice Project. The UCG project was in the preliminary stage of construction which expects to complete in March 2016. Upon the relevant UCG construction completed and ensures that the new gasification facility can achieve economic efficiency, the Company will be able to implement the same techniques to the Company’s coal mines. However, if the new gasification facility cannot reach economic efficiency, the Company may not be able to resume its coal mine operations with the way of UCG.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Top Favour	• A British Virgin Islands company • Incorporated on July 2, 2008	100%
Hongyuan	• A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) • Incorporated on March 18, 2009 • Initial registered capital of $3 million, further increased to 12.5 million at November 2014, fully funded	100%
Hongli

•  A PRC limited liability company

•  Incorporated on June 5, 1996

•  Initial registered capital of $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to $4,001,248 (approximately RMB 28,080,000) on August 26, 2010, fully funded

•  85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

•  Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)

		VIE by contractual arrangements
Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	• A PRC limited liability company • Incorporated on July 19, 2007 • Registered capital of $396,000 (approximately RMB 3,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Shunli Coal Co., Ltd.(“Shunli Coal”)

•  A PRC limited liability company

•  Incorporated on August 13, 2009

•  Registered capital of $461,700 (approximately RMB 3,000,000) fully funded

•  Acquired by Hongchang Coal on May 20, 2011

•  Dissolved on July 4, 2012 and the mining right transferred to Hongchang.

		VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli
Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	• A PRC limited liability company • Incorporated on August 1, 2006 • Registered capital of $2,756,600 (approximately RMB 22,000,000) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Xingsheng Coal Co., Ltd. (“Xingsheng Coal”)

•  A PRC limited liability company

•  Incorporated on December 6, 2007

•  Registered capital of $559,400 (approximately RMB 3,634,600) fully funded

•  60% of equity ownership acquired by Hongli on May 20, 2011

		VIE by contractual arrangements as a 60% owned subsidiary of Hongli
Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)

•  A PRC limited liability company

•  Incorporated on March 17, 2009

•  Registered capital of $620,200 (approximately RMB 4,029,960) fully funded

•  60% of equity ownership acquired by Hongli on May 20, 2011

		VIE by contractual arrangements as a 100% owned subsidiary of Hongchang

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

• 100% of equity ownership acquired by Hongchang on June 20, 2012
Zhonghong Energy Investment Company (“Zhonghong”)

•  A PRC company

•  Incorporated on December 30, 2010

•  Registered capital of $7,842,800 (approximately RMB 51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements

VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	• A PRC limited liability company • Incorporated on May 17, 2011 • Registered capital of $4,620,000 (approximately RMB 30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	September 30, 2015 (Unaudited)	June 30, 2015
Total current assets	$12,767,831	$7,938,342
Total assets	$166,098,204	$176,470,756
Total current liabilities	$83,555,604	$90,206,205
Total liabilities	$83,555,604	$90,206,205

Presently, the Company’s coking and coke gasification related operations are carried out by Baofeng Coking, Hongli engages in coke and coal trading activities, electricity generation is carried out by Hongguang Power. Our coal related operations, which should be carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, were halted; Hongchang Coal’s mining operations were halted in September 2011 and our other coal mining companies have halted operations since the provincial-wide mining moratorium was imposed in June 2010. The Company originally planned to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”)(see Note 12), However, due to the imposition of the provincial-wide mining moratorium since June 2010 in China, and the change of the Company’s original plan from developing coal mining operations to producing Syngas, the plan to transfer the related operations is halted and the Company will decide whether to execute the original plan based on the mining moratorium status and Syngas business development in the future. As of September 30, 2015 and the date of this filing, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal have had no operations since their acquisitions by the Company (see Note 20).

Liquidity and going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. As of September 30, 2015, the Company reported a working capital deficit in the amount to $24,593,648, which raises substantial doubt about the Company’s ability to continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks, renew its current loans, and to increase sales of its higher profit margin products, coke and syngas. The Company continues to wait for the mine consolidation schedule to finalize. If the schedule should finalize by this fiscal year, the Company may be able to obtain lines of credit by pledging its mining rights as collateral. In addition, the Company keeps investing in developing the underground coal gasification techniques which may be able to be applied to its mining assets. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

Principles of consolidation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Accounting Standards Codification (“ASC”) 810 – “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. The contractual arrangements entered into between Hongyuan and Hongli comprises the following series of agreements:

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Because Top Favour, Hongyuan and Hongli are under common control, the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of the Top Favour, Hongyuan and Hongli has been accounted for at the historical cost and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to materials that may contain coal that are the basis for future cash flow estimates and units-of-production depletion calculations; asset impairments; allowance for doubtful accounts and loans receivable; valuation allowances for deferred income taxes; reserves for contingencies; stock-based compensation and the fair value and accounting treatment for warrants. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the three months ended September 30, 2015 and 2014, the Company did not generate any electricity power because Hongguang Power has been temporarily closed since July 2014.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet amounts, with the exception of equity, at September 30 and June 30, 2015 were translated at RMB 6.35 to $1 and RMB 6.11 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.25 to $1 and RMB 6.16 to $1 for the three months ended September 30, 2015 and 2014, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Carrying value at September 30, 2015	Fair value measurement at September 30, 2015
		Level 1	Level 2	Level 3
Warrants liability	$380,237	$-	$380,237	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of September 30 and June 30, 2015:

	September 30,	June 30,
	2015	2015
Beginning fair value	$2,915,649	$16
Realized gain recorded in earnings	(2,515,412)	(7,131,724)
Granted financial instrument	-	10,047,357
Ending fair value	$380,237	$2,915,649

	September 30, 2015	June 30, 2015
Number of shares exercisable	1,671,664	1,721,664
Range of exercise price	$6.08-48.00	$6.08-48.00
Stock price	$0.44	$1.75
Expected term (years)	1.53-3.82	0.00-4.07
Risk-free interest rate	0.49-1.10%	0.02-1.34%
Expected volatility	86-121%	51-88%

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the three months ended September 30, 2015 and 2014, the Company’s two long term investments were not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of September 30 and June 30, 2015, the Company had $63,203 and $37,911 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of September 30 and June 30, 2015, $626,073 and $217,905 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. There was no allowance for doubtful accounts provided as of September 30, 2015 or June 30, 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of September 30 and June 30, 2015, amount to $42,877 and $44,597 was reported as allowance for impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of September 30 and June 30, 2015, $1,312,298 and $1,512,785 allowance for doubtful accounts was provided, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Construction-in-progress (“CIP”) includes direct costs of constructions for coke gasification facility, UCG underground safety improvement, and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the three months ended September 30, 2015 and 2014, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Security deposit

A deposit was made to Henan Coal Seam Gas and is related to its joint venture with Zhonghong (see Note 12). Management regularly reviews aging of the deposit and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of September 30 and June 30, 2015, $4,721,584 and $4,887,984 allowance for doubtful accounts was provided, respectively.

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

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value As of September 30 and June 30, 2015, $2,348,936 and $2,431,718 impairment reserve against long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of September 30 and June 30, 2015.

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

The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable materials that may contain coal as determined under SEC Industry Guide 7, multiplied by the production during the period.

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

The Company did not record any asset retirement obligation as of September 30 and June 30, 2015 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the three months ended September 30, 2015 and the year ended June 30, 2015.

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

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the three months ended September 30, 2015 and 2014, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company elected to adopt ASU 2015-03 early, effective in the three months ended September 30, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the three months ended September 30, 2015.

Note 3 – Concentration risk

For the three months ended September 30, 2015, 88.7% of the Company’s total revenues were from five main customers who individually accounted for 34.1%, 17.8%, 13.9%, 12.5% and 10.4% of total revenues, respectively. For the three months ended September 30, 2014, 82.5% of the Company’s total revenues were from three main customers who individually accounted for 37.8%, 25.1% and 19.6% of total revenues, respectively. Accounts receivable of five main customers were 13.4%, 7.7%, 23.3%, 21.0% and 17.2% of the total accounts receivable balance at September 30, 2015, respectively. Accounts receivable of four main customers were 34.7%, 0.1%, 2.3%, and 20.7% of the total accounts receivable balance at June 30, 2015, respectively.

For the three months ended September 30, 2015, four main suppliers provided 50.5% of total raw material purchases, with each supplier individually accounting for 15.8%, 12.8%, 11.7% and 10.2% of total raw material purchases, respectively. For the three months ended September 30, 2014, four main suppliers provided 57.4% of total raw material purchases, with each supplier individually accounting for 17.8%, 15.7%, 12.6% and 11.3% of total raw material purchases, respectively. Accounts payables of four main suppliers were 3.4%, 3.9%, 6.2% and 4.0% of total accounts payable balance at September 30, 2015, respectively. Accounts payable of two main suppliers were 7.3% and 7.2% of total accounts payable balance at June 30, 2015, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables and deposit

Other receivables and deposit consisted of the following:

	September 30, 2015	June 30, 2015
Security deposit for auction	$-	$4,910,949
Advances to employees	8,473	18,018
	8,473	4,928,967
Less: allowance for doubtful accounts	-	-
	$8,473	$4,928,967

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (approximately RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (approximately RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (approximately RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. On January 23, 2015, PRCCU issued a notice indicating that the transaction is terminated due to PRCCU’s internal problems. On September 25, 2015, the Company had fully received the deposit of $4,910,949 (approximately RMB 30 million) from PRCCU.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2015 and 2014, interest incomes from loans receivable amounted to $0 and $102,081, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2015	June 30, 2015
Raw materials	$527,235	$31,074
Work in process	2,595,288	839,729
Supplies	14,111	21,177
Finished goods	2,854,068	2,344,222
Total	5,990,702	3,236,202
Less: allowance for impairment	(42,877)	(44,597)
Total inventories, net	$5,947,825	$3,191,605

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers amounted to $4,088,692 and $8,216,127 as of September 30 and June 30, 2015, respectively. As of September 30 and June 30, 2015, the Company recognized $1,312,298 and $1,512,785 as allowances for doubtful advance to supplier accounts. For the three months ended September 30, 2015, the Company reported a recovery gain from its allowance for doubtful accounts amounted to $144,405, and no allowance was provided for doubtful accounts for the three months ended September 30, 2014.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Buildings and improvements	$10,764,631	$11,196,358
Mine development cost	11,372,772	11,828,890
Machinery and equipment	21,379,050	15,606,700
Other equipment	397,506	413,449
Total	43,913,959	39,045,397
Less: accumulated depreciation	(17,539,056)	(17,852,012)
Less: impairment reserve	(2,348,936)	(2,443,143
Total plant and equipment, net	$24,025,967	$18,750,242

During the fiscal year 2015, the Company accrued an impairment reserve over its plant and equipment in amount to $2,443,143 against its old coking facilities. No impairment reserve was accrued for the three months ended September 30, 2015 and 2014.

Depreciation expense amounted to $381,353, and $279,032 for the three months ended September 30, 2015 and 2014, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at September 30 and June 30, 2015 amounted to $56,597,357 and $65,420,768, respectively. CIP included the following projects:

1)	Construction project to build a new coking plant with annual production capacity of 900,000 tons of cokes was commenced on February 2010. Due to a lack of funding and change of market situation, the Company placed construction on hold at October 2012. It is unexpected when the market situation gets well enough and the funding is sufficient to resume the construction. As such, management is unable to estimate the completion date for CIP. No depreciation is provided for CIP until such time the asset in question is completed and placed into service. As of September 30 and June 30, 2015, the Company reported $27,669,786 and $28,779,513 in the construction in progress account.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2)	Upgrade project to increase annual production capacity of the coke gasification facilities was commenced on November 2014, which is to reform the coke gasification equipment and to double the production capacity. The project was completed at July 2015. As of September 30 and June 30, 2015, the Company reported $0 and $6,553,513, respectively, in the construction in progress account.

3)	UCG underground safety construction was commenced in June 2015 to ensure that the Company’s coal mines will be complying with the legal safety requirements for underground coal gasification operations. As of September 30 and June 30, 2015, the Company reported $28,927,571 and $30,087,742 in the construction in progress account. The UCG underground safety construction was estimated to complete in December 2015.

The new coking plant, with an estimated construction cost of approximately $92.76 million (approximately RMB 578 million) originally, requires an additional $22.68 million (approximately RMB 144 million) to complete. Coke gasification equipment upgrade project - which was completed at July 2015. No additional funding requires for the UCG underground safety construction.

Project	Invested cost as of September 30, 2015	Estimated cost to complete	Estimated total cost
New coking plant (1)	$70,083,393	$22,679,587	$92,762,980
UCG underground safety project	$28,927,571	$-	$28,927,571

(1)	Including payments of $22.5 million for the land use rights, $27.7 million reported in construction in progress, and $19.9 million prepayments made for constructions.

Note 10 – Prepayments

Prepayments presented advance for constructions which was consisted of the following:

	September 30, 2015	June 30, 2015
Baofeng new coking plant (1)	$19,916,456	$20,715,228
Gasification facility - Baofeng (2)	2,518,178	2,619,172
	22,434,634	23,334,400
Less: allowance for doubtful accounts	(3,519,224)	(3,660,366
Total	$18,915,410	$19,674,034

(1)	At October, 2012, the Company had made prepayments of approximately $19.9 million (approximately RMB 126.5 million) toward construction of its new coking plant.

(2)	The Company entered into a construction agreement on June 16, 2015 to build an underground coal gasification (“UCG”) facility which was approved by the Science and Technology Bureau of Baofeng County as an advanced technology development project with using the refining technology authorized from North China Institutes of Science and Technology. The Company made prepayments of approximately $2,518,178 (approximately RMB 16 million) in June 2015 to a contractor and the construction was scheduled to be completed at March 2016.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Intangible assets

Intangible assets consisted of the following:

	September 30, 2015	June 30, 2015
Land use rights (1)	$25,422,125	$26,441,707
Mining rights	42,719,678	44,432,997
Total intangible assets	68,141,803	70,874,704
Accumulated amortization – land use rights	(948,786)	(819,795)
Accumulated depletion – mining rights	(13,171,469)	(13,699,724)
Total intangible assets, net	$54,021,548	$56,355,185

(1)	Included the land use right of $22,954,767 used for Baofeng new coking plant. Its useful life was likely determined, through the certificate of the land use right which should be grant by the relevant authorities, is in the processing of granting.

Amortization expense for the three months ended September 30, 2015 and 2014 amounted to $163,144, and $17,674, respectively. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2016	$489,431
2017	652,575
2018	652,575
2019	652,575
2020	652,575
Thereafter	21,373,608
Total	$24,473,339

Note 12 – Long-term investments and security deposit

Long-term investments consisted of investments accounted for using the cost or equity methods.

In February 2011, the Company invested approximately $1.3 million (approximately RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized for the three months ended September 30, 2015 and 2014.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (approximately RMB 100 million). As of June 30, 2012, approximately $3.17 million (approximately RMB 20 million) was funded, of which $1.6 million (approximately RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (approximately RMB 39.2 million) should be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. As of the date of this report, Zhonghong has not contributed the remaining registered capital, $6.2 million (approximately RMB 39.2 million), as Hongyuan CSG has remained inactive.

In addition, a deposit of $4,881,224 (approximately RMB30,000,000) was made on December 23, 2010 to Henan Coal Seam Gas in connection with the joint venture. Due to management’s review of the collectability of the deposit, the Company recognized $4,881,224 allowance against this deposit. At September 2015, the Company sued Henan Coal Seam Gas local court to repay the security deposit, the Company cannot anticipate if Henan Coal Seam Gas will repay the deposit at the date this report.

For the three months ended September 30, 2015 and 2014, there was no equity investment income or loss.

Note 13 – Loans

Loans from Bairui Trust

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which Bairui Trust agreed to loan Hongli approximately $58.4 million (approximately RMB 360 million) with annual interest of 6.3%, of which approximately $29.2 million (approximately RMB 180 million) would be due on April 2, 2013, and approximately $29.2 million (approximately RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately $4.88 million (approximately RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately $16.23 million (approximately RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately $8.11 million (approximately RMB 50 million) with annual interest of 6.3% became due on October 2, 2013, and approximately $29.2 million (approximately RMB 180 million) with annual interest of 6.3% became due on April 2, 2014.

For the loan due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting October 3, 2012. Such payment was repaid in full on December 25, 2012.

For the loan due April 2, 2013, the Company repaid $3.25 million (approximately RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $13.01 million (approximately RMB 80 million) as follows: (a) $3.25 million (approximately RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting April 23, 2013; (b) $4.88 million (approximately RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013; and (c) $4.88 million (approximately RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged an additional 9.45% annual interest rate on the entire $13.01 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.3 million (approximately RMB 310 million) with 9.9% annual interest rate as follow:

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal $324,929 (approximately RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

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

According to the new supplement agreement dated April 2, 2014, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged the Company an additional 7.2% annual interest rate on $12.9 million (approximately RMB 80 million) of the outstanding $50.3 million (approximately RMB 310 million) loan principal.

On January 20, 2015, Hongli repaid the loan of $8,135,373 (approximately RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Bairui Trust reached an agreement to extend the outstanding loans of $12,743,849 (approximately RMB 78,000,000) which due on April 2, 2015 to April 2, 2016 with the annual interest rate of 11.88%.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 (approximately RMB 180 million) was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 2, 2016.

As of September 30, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,276,118	¥78,000,000	April 2, 2016	11.88%
28,329,504	180,000,000	April 2, 2016	11.88%
$40,605,622	¥258,000,000

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into an unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of September 30, 2015, the outstanding loan from Capital Paradise Limited was $2,553,874.

Weight average interest rate and interest expense

Weighted average interest rate was 11.69% and 11.8% for the three months ended September 30, 2015 and 2014, respectively. Total interest expense for the three months ended September 30, 2015 and 2014 was $1,276,981 and $1,497,213, respectively. No interest was capitalized for the three months ended September 30, 2015 and 2014.

Note 14 – Other payables and accrued liabilities

Other payables and liabilities mainly consisted of retention payable, accrued registration fee, accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	September 30, 2015	June 30, 2015
Retention payable (1)	$918,505	$955,343
Registration payable (2)	457,616	475,969
Other payable	334,401	200,933
Interest payable	3,814,887	2,658,239
Accrued liabilities (3)	209,630	213,205
Total	$5,735,039	$4,503,689

(1)	As of September 30, 2015, $918,505 ( approximately RMB 6,301,900) of construction deposit was retained by the Company for the security of the construction of the first stage coke gasification facility which was completed in September 2014 and reform the coke gasification equipment to double the production capacity which was completed at July 2015. The amount of deposit will be paid one year after the construction was completed, if no quality defection occurs during the period.

(2)	At September 30, 2015, the Company accrued a payable of $457,616 (approximately RMB 2,907,600) for land use right registration with relevant authorities to obtain the certificate, which was used as part of Baofeng new coking plant.

(3)	As of September 30 and June 30, 2015, $110,000 and $90,000 of salary payables included in accrued liabilities were payables to the Company’s CFO. As of September 30 and June 30, 2015, $25,000 and $0 of salary payables included in accrued liabilities were payables to the Company’s CEO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO for working capital purpose. Advances from the CEO amounted to $506,464 and $736,596 at September 30 and June 30, 2015, respectively. Such advances are interest free, due on demand and will be settled in cash.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2015, the Company borrowed $7,994 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off daily expenses, and an amount of $214,877 in advances from Mr. Jianhua Lv had been repaid before September 30, 2015. During the three months ended September 30, 2014, Mr. Lv repaid the interest payable of $2,017,946 to Baidu Trust on behalf of the Company.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at $4,544,053 (approximately RMB 29 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of September 30 and June 30, 2015, acquisition payable was $0 and $4,747,250, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal. On September 25, 2015, the Company paid $4,747,250 to the former shareholders of Shuangrui Coal.

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

The provision for income taxes consisted of the following:

	For the three months ended September 30,
	2015	2014
U.S. current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	464,508	489,853
Total	$464,508	$489,853

CETC has incurred a net operating loss for income tax purposes for 2015. As of September 30, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2035 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30 and June 30, 2015, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three months ended September 30, 2015 and 2014 which consisted of the following:

	For the three months ended September 30,
	2015	2014
Beginning balance	$1,042,000	$1,042,000
Additions	-	689,000
Ending balance	$1,042,000	$1,731,000

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended September 30,
	2015	2014
VAT on sales	$1,692,635	$3,863,167
VAT on purchase	$1,701,579	$2,817,948

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	September 30, 2015	June 30, 2015
VAT	$59,249	$101,327
Income tax	754,343	633,098
Others	163,807	173,047
Total	$977,399	$907,472

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

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement) date on September 18, 2014. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014. This option was expired on July 24, 2015 without exercising.

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2014	9,185	-	9,185
Granted	1,644,737	-	1,644,737
Forfeited	(9,185)	-	(9,185)
Exercised	-	-	-
Outstanding, June 30, 2015	1,644,737	-	1,644,737
Granted		-
Forfeited	(1,644,737)	-	(1,644,737)
Exercised	-	-	-
Outstanding, September 30, 2015	-	-	-

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of September 30 and June 30, 2015, warrants that were exercisable for 1,671,664 shares and 1,721,664 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $380,237 and $2,915,649 at September 30 and June 30, 2015, respectively. The decrease (increase) in fair value of warrants was $2,535,412 and $(2,027,162) for the three months ended September 30, 2015 and 2014, respectively, and was recorded as gain (loss) on change in fair value of warrants.

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of September 30, 2015, Warrants B were not exercisable.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	(590,446)	(3,082,027)	(117,163)	(30,244)	-	-	-	-	-	(3,819,880)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2015	36,973	-	-	-	-	50,000	1,409,423	225,268	1,644,737	822,369	4,188,770
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	(50,000)	-	-	(1,644,737)	-	(1,694,737)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding September 30, 2015	36,973	-	-	-	-	-	1,409,423	225,268	-	822,369	2,494,033

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 1.53 years as of September 30, 2015.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015. This warrant was forfeited without exercising as of September 30, 2015.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, this warrant was forfeited without exercising as of September 30, 2015.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, this warrant was forfeited without exercising as of September 30, 2015.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015. This warrant was forfeited without exercising at September 30, 2015.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.99 years as of September 30, 2015.

(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.99 years as of September 30, 2015.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of September 30, 2015, Warrants B were forfeited without exercising.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

Note 19 – Earnings (losses) per share

The following is a reconciliation of the basic and diluted earnings (losses) per share computation:

	For the three months ended September 30,
	2015	2014
Net income (loss)	$1,707,962	$(2,553,257)
Weight average shares used in basic and diluted computation	23,960,217	21,310,527
Earnings (losses) per share – basic and diluted	$0.07	$(0.12)

The Company had warrants and options exercisable for 2,494,033 shares and 5,833,507 shares of common stock in the aggregate at September 30 and June 30, 2015, respectively. For the three months ended September 30, 2015 and 2014, all outstanding options and warrants were excluded from the diluted earnings (losses) per share calculation since they were anti-dilutive.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Shuangrui Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Shuangrui Coal, which operates Shuangrui coal mine, for a consideration of approximately $6.4 million (approximately RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shuangrui Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Shuangrui’s mining rights. As of June 30, 2015, approximately $6.66 million (approximately RMB 41 million) was paid. During the year ended June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. As a result, the Company accrued $4,463,200 (approximately RMB 29 million) payable to Shuangrui Coal’s sellers (see Note 16) which had been fully repaid at September 25, 2015.

Acquisition of Xingsheng Coal

On August 10, 2010, Hongli entered into an equity purchase agreement to acquire 60% of Xingsheng Coal, which operates the Xingsheng Mine, for a consideration of approximately $6.7 million (approximately RMB 42 million), payable in cash. Transfer of such equity interests to Hongli, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Xingsheng Coal at the time of Hongli’s acquisition, other than its mining rights, are to be disposed of and/or assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 60% ownership of Xingsheng’s mining rights. The purchase price was paid in full in June 2011.

Acquisition of Shunli Coal

On May 19, 2011, Hongchang Coal entered into an equity purchase agreement to acquire 100% of Shunli Coal, which operates the Shunli Mine, for a consideration of approximately $6.7 million (approximately RMB 42 million), payable in cash. Transfer of such equity interests to Hongchang, and registration of such transfer with the appropriate PRC authorities, were completed on May 20, 2011. As memorialized in the Supplement Agreement with the sellers, all assets and liabilities of Shunli Coal at the time of Hongli’s acquisition, other than its mining rights, were to be disposed of and/or are assumed by the sellers. As such, Hongli’s acquisition consideration is equivalent to the purchase price for 100% ownership of Shunli’s mining rights. The purchase price was paid in full in June 2011. On July 2, 2012, Shunli Coal and Hongchang Coal entered into an agreement to transfer all of Shunli Coal’s mining rights to Hongchang Coal, in connection with the Company’s plans to consolidate mining areas under Hongchang Coal for future production. On July 4, 2012, Shunli Coal was dissolved.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Since the initial accounting for these acquisitions were for the mining rights only, the entire purchase price was allocated to the mining rights. The mining rights acquired are not being amortized because the businesses have not commenced any operations since their acquisitions.

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (approximately RMB 60) per metric ton of coke produced from the leased facility. On April 8, 2014 and 2015, the Company renewed the agreement for another year, respectively.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for Baofeng new coking plant:

	Aggregate contract amount	Payments made	Purchase commitment
Baofeng new coking plant	$62,292,302	$55,270,805	$7,021,497

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of September 30, 2015, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of September 30, 2015.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	September 30, 2015	June 30, 2015	50% of registered capital	Future contributions required as of September 30, 2015

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the three months ended September 30, 2015 and 2014 are summarized as follows:

	For three months ended September 30,
	2015	2014
Coke	$2,199,694	$11,190,216
Coal tar	349,833	465,322
Crude benzol	148,364	378,790
Coal slurries	-	101,954
Mid-coal	217,893	362,264
Washed coal	-	1,075,290
Syngas	3,526,454	-
Total	$6,442,238	$13,573,836

Note 24 – Litigation and Contingency

The Company is involved in a legal proceeding in the ordinary course of its business. The proceeding, described in the paragraph below, is a claim for a commercial dispute. Although management of the Company cannot predict the ultimate outcome of the legal proceeding with certainty, it believes that the ultimate resolution of the Company’s legal proceeding, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s consolidated financial statements.

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company indicated that Henan Coal Seam Gas should pay back a loan from the Company of $4,712,584 or RMB 30,000,000, with interest of RMB 8,592,326.04 plus the interest from May 27, 2015 to actual payment date. An unfavorable outcome in this litigation, which management does not believe is probable, could not have a material effect on the Company’s business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2015 and 2014 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

As of September 30, 2015:

•	Coking related operations, including coke gasification, are carried out by Hongli and its branch, Baofeng Coking Factory (“Baofeng Coking”), and a coking facility (the “Hongfeng plant”) we leased from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. Starting from July 2014, Baofeng plant has been temporarily closed as its old facilities cannot comply with the new coking industry entry standards of the country. It is now pending for upgrade in order to better assist the UCG project development in the future.

•	Coal related operations, including underground coal gasification, are under the following three subsidiaries of Hongli, although all mining activities are currently on hold as a result of the ongoing mining moratorium:

(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity during three months ended September 30, 2015 and 2014, but plan to resume our Hongguang Power operations in the future when we are able to do so.

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

Results of Operations

Our revenue for the three months ended September 30, 2015 decreased by approximately 52.54% from a year ago as a result of government policies aimed at reducing fuel consumption and pollution in the popular industries and the soft demand in the real estate markets which affected demand for steel and as result, coal and coke products. Also, the provincial environmental protection inspection by the government in early September 2015 weakened the demand for coal and coke. The decrease of revenues from coal and coke products was offset partly by revenues from our clean-burning syngas product which was generated and sold beginning in October 2014.

We extended our business into clean-burning products beginning in October 2014. With improvement of our operating technology and expansion of the production capacity of the clean-burning gas, we expect that syngas will contribute a higher proportion of our future revenues.

On a macro level, management has observed the following trends, which may have a direct adverse impact on our current operations in the near future: (1) the domestic coke market is expected to remain soft until the Chinese steel industry can work through its oversupply of crude steel, which may take some time absent any sudden, sharp uptick in the economy; (2) the slower economy, along with the continuing oversupply of coal and coke-related products, will keep the prices of coal and coke-related products lower; and (3) the Chinese government is likely to continue to encourage and support the development of China’s clean-energy industry, including clean-burning syngas. We expect our development of our syngas business will complement this current policy trend.

Comparison of the three months ended September 30, 2015 and 2014.

Revenue

Revenues decreased by $7,131,598 or 52.54% to $6,442,238 as compared to the same period last year. Such decrease resulted from decreased sales of coal, coal tar, crude benzol, coal slurry, washed coal and mid coal, offset by increased sales of syngas. Revenue and quantity sold by product type for the three months ended September 30, 2015 and 2014 are as follows:

	Coke		Coal		Syngas		Total
Revenue
Three months ended September 30, 2014		$12,034,328		$1,539,508		$-	$13,573,836
Three months ended September 30, 2015		2,697,891		217,893		3,526,454	6,442,238
Increase (decrease) in $		$(9,336,437)		$(1,321,615)		$3,526,454	$(7,131,598)
Increase (decrease) in %		(77.58)%		(85.85)%		N/A	(52.54)%

Quantity sold (metric tons/ cubic meter)
Three months ended September 30, 2014		60,357		18,515		-	78,872
Three months ended September 30, 2015		20,783		7,600		35,843,052	35,871,435
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(39,574)	T	(10,915)	M3	35,843,052	35,792,563
Increase (decrease) in %		(65.57)%		(58.95)%		N/A	45,380.57%

We derived 42% of our revenue from coke products for the three months ended September 30, 2015, as compared to 89% in the same period last year; 3% of our revenue from coal products for the three months ended September 30, 2015 as compared to 11% in the same period last year; and 55% from syngas products for the three months ended September 30, 2015 as compared to 0% in the same period last year.

The shifting percentages reflect changes from our current operating strategies in consideration of market conditions and changes in government policies. The stricter environmental requirements and the weaker performance of the real estate industry weakened demands for coal and coke. Environmentally friendly products, such as our syngas, are more in line with the trends of future energy development. Through the gradual transformation of our operating strategies and product portfolios, our products can be closer to the future market demands. We believe that this change will bring positive contributions to our future business development.

Coke products include finished coke (a key raw material for producing steel), coke powder (a smaller-grained coke that can be produced along with coke and used by non-ferrous metallurgical industry), coal tar, and crude benzol. Coal tar and crude benzol are by-products of the coke manufacturing process, each of which has various industrial applications.

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

Syngas products were generated from our coke gasification facility, which was completed and commenced its production in October 2014. Syngas is widely used in various industries as well as used as a heating fuel in residential areas.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas for the three months ended September 30, 2015 and 2014 are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol
Three months ended September 30, 2014	$191	$319	$1,041
Three months ended September 30, 2015	116	238	404
Increase (decrease) in $	$(75)	$(81)	$(637)
Increase (decrease) in %	(39.27)%	(25.39)%	(61.19)%

Average Selling Price of Coal Products

	Coal slurries		Mid-coal	Washed coal
Three months ended September 30, 2014		$28	$49		$146
Three months ended September 30, 2015		N/A	29		N/A
Increase (decrease) in $	$	N/A	$(20)	$	N/A
Increase (decrease) in %		N/A	(40.82)%		N/A

Average Selling Price of Syngas

Syngas
Three months ended September 30, 2014	$-
Three months ended September 30, 2015	0.10
Increase (decrease) in $	$0.10
Increase (decrease) in %	N/A

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over the three months ended September, 2015 compared to the same period in 2014 resulting from the oversupply of coke and coal products in the market.

The average price of coke was calculated based on the weighted average price of coke and coke powder. The average price of raw coal was calculated based on the weighted average price of unprocessed coal, coal slurries and mid-coal. We noted that the average selling prices for coal products were also influenced by changes in the coal mixtures (with different grades and heat content) that we sold to our customers.

Average price of syngas was contracted approximately at $0.10 or RMB 0.62 per cubic meter (M3). We have long-term syngas supply agreements with our customers to provide syngas at a fixed vending price of $0.10 or RMB 0.62 per cubic meters (M3). In some cases, syngas may be sold with periodic price adjustments.

Revenue and quantity sold of each coke product for the three months ended September 30, 2015 and 2014 are as follows:

	Coke	Coal tar	Crude benzol	Total
Revenues
Three months ended September 30, 2014	$11,190,216	$465,322	$378,790	$12,034,328
Three months ended September 30, 2015	2,199,694	349,833	148,364	2,697,891
Increase (decrease) in $	$(8,990,522)	$(115,489)	$(230,426)	$(9,336,437)
Increase (decrease) in %	(80.34)%	(24.82)%	(60.83)%	(77.58)%

Quantity sold (metric tons)
Three months ended September 30, 2014	58,535	1,458	364	60,357
Three months ended September 30, 2015	18,948	1,468	367	20,783
Increase (decrease) in metric tons	(39,587)	10	3	(39,574)
Increase (decrease) in %	(67.63)%	0.69%	0.82%	(65.57)%

Coke revenues decreased 80.34% in the three months ended September 30, 2015 resulting from a 67.63% decrease in coke quantities and a 39.27% decrease in the coke average selling price. Due to demand structure changes and the price of the coke products, no coke powder has been produced or sold since the beginning of fiscal year 2015. Our by-product revenues from coal tar decreased 24.82% in the three months ended September 30, 2015 resulting from a 0.69% increase in the coal tar quantities and a 25.39% decrease of the coke tar average selling price, and our revenues from crude benzol decreased by 60.83% in the three months ended September 30, 2015 resulting from a 0.82% increase in crude benzol quantities and offset by a 61.19% decrease in the crude benzol average selling price.

Because coke market demand was still weak and we used coke to produce our new clean-burning syngas, our revenues from coke products decreased continuously.

Revenue and quantity sold of each coal product for the three months ended September 30, 2015 and 2014 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenues
Three months ended September 30, 2014	$101,954	$362,264	$1,075,290	$1,539,508
Three months ended September 30, 2015	-	217,893	-	217,893
Increase (decrease) in $	$(101,954)	$(144,371)	$(1,075,290)	$(1,321,615)
Increase (decrease) in %	(100.00)%	(39.85)%	(100.00)%	(85.85)%

Quantity sold (metric tons)
Three months ended September 30, 2014	3,674	7,460	7,381	18,515
Three months ended September 30, 2015	-	7,600	-	7,600
Increase (decrease) in metric tons	(3,674)	140	(7,381)	(10,915)
Increase (decrease) in %	(100.00)%	1.88%	(100.00)%	(58.95)%

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium or policy will change to allow us to reopen our mining activities. We had no raw coal revenue for the three months ended September 30, 2015 and 2014.

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

There was no revenue from washed coal for the three months ended September 30, 2015 resulting from the average price of washed coal kept declining and the gross margin was getting thinner and limited availability of raw coal with which to produce washed coal to meet our coking processing.

Revenue and quantity sold of syngas product for the three months ended September 30, 2015 and 2014 are as follows:

Syngas
Revenue

Three months ended September 30, 2014	$-

Three months ended September 30, 2015	3,526,454

Increase (decrease) in $	$3,526,454
Increase (decrease) in %	N/A

Quantity sold (cubic meter)

Three months ended September 30, 2014	-

Three months ended September 30, 2015	35,843,052

Increase (decrease) in cubic meter (M3)	35,843,052
Increase (decrease) in %	N/A

Our syngas operation was launched in October 2014. Thus, we do not have historical data as compared to the results of operations for the three months ended September 30, 2015. Our revenues from syngas have increased since commencement of our syngas operations in October 2014. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. Our coke gasification capacity has increased month to month from October 2014 to September 30, 2015. However, the provincial environmental protection inspection by the government in early September 2015 greatly weakened the demand for coal and coke. The decrease of revenues from coal and coke products also adversely affected revenues from our clean-burning syngas product, which was generated and sold beginning in October 2014. Over the long term, we believe that revenues from syngas will keep increasing along with the improvement of our production techniques and the expansion of our production capacity.

Cost of Revenue

Cost of revenues decreased by 61.59%, from $11,292,494 to $4,337,321 in the three months ended September 30, 2015 compared to the same period last year. The decrease was mainly driven by lower sale volumes for our coal and coke products. However, the decrease from our coal and coke sales was partially offset by the increased sales from our syngas operations whose revenues contributed a higher gross profit margin.

Gross Profit

Gross profit in the three months ended September 30, 2015 was $2,104,917, a decrease of $176,425 or 7.73% from $2,281,342 for the three months ended September 30, 2015 as compared to the same period last year. The decrease was mainly because the sales of coal and coke declined despite of the higher gross profit contributed from the sales of syngas which raised our annual gross margin from 16.81% to 32.67%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $1,185,965 in the three months ended September 30, 2015, an increase of $264,006 or 28.64% from $921,959 as compare to the same period of 2014. Selling expenses decreased by $8.498 or 24.87%, to $25,666 in the three months ended September 30, 2015, resulting from a slight reduction in expenses relating to selling activities. General and administrative expenses increased by $272,504 or 30.69%, to $1,160,299 in the three months ended September 30, 2015, mainly due to: 1) bad debt expense for doubtful accounts increased to $162,400 in the three months ended September 30, 2015 and, 2) depreciation expense increased to $102,321 in the three months ended September 30, 2015 as the Hongguan and Baofeng coal-related operations were closed beginning in July 2014.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

Interest expense, mainly resulting from interest accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $1,276,981 in the three months ended September 30, 2015, a decrease of $220,232 or 14.71%, from $1,497,213 as compared to the same period of 2014, which mainly resulted from the decrease of the principal of the loans from Bairui.

Interest income decreased by $102,219 or 99.97% to $32 for the three months ended September 30, 2015 from $102,251 for the same period of 2014 due to the collection of loans from CPL on August 2014 and January 2015. Other finance expenses, which consist of bank service fees and currency exchange gain or loss, were $4,945 for the three months ended September 30, 2015, an increase of $4,282 or 644.34%, from $663 for the same period of 2014.

We also recorded income from the change of fair value of warrants in the amount of $2,535,412 for the three months ended September 30, 2015, compared to an expense of $2,027,162 for the three months ended September 30, 2014. The income from change of fair value of warrants was mainly the result of the increase in volatility of our stock price during the comparable period and the expired warrants and options without exercising which were related to the September 24, 2014 Security Purchase Agreement under which we issued 2,818,845 shares of common stock attached with Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other income of $1,253,518 for the three months ended September 30, 2015 compared other expense of $3,422,787 for the three months ended September 30, 2014.

Provision for Income Taxes

Provision for income tax decreased by $25,345 in the three months ended September 30, 2015 from the same period in 2014, due to the decrease of our taxable operating incomes from our consolidated subsidiaries.

Net income (loss)

We reported net income of $1,707,962 in the three months ended September 30, 2015, including the change of $2,535,412 in fair value of warrants, as compared to a net loss of $2,553,257 for the same period in 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2015, we had a working capital deficit in the amount to $24,593,648 as compared to a working capital deficit in the amount to $25,400,753 at June 30, 2015. The decrease reflects several adverse factors, including: 1) coal acquisition payment of $4,636,439, 2) a proceeds from a loan from CPL of $316,808, 3) received repayment from the Pingdingshan Rural Credit Cooperative Union (“PRCCU”) of $4,796,316 in September 2015 and, 4) reclassification of the short-term warrants liabilities which decreased by $289,481.

Our accounts have accordingly been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon expenditure requirements and repayments of our short-term loans and long-term loans with Bairui Trust and CPL as and when they become due.

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

In summary, our cash flows are as follows:

	For the three months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$4,256,556	$(1,384,668)
Net cash used in investing activities	$(4,636,439)	$(2,526,661)
Net cash provided by financing activities	$109,925	$15,220,921

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2015 was approximately $4.26 million as compared to net cash used in operating activities of approximately $1.38 million for the three months ended September 30, 2014. Except for $1,695,486 in non-cash adjustments such as depreciation, amortization and depletion, bad debt expenses, impairment reserves and change in fair value of warrants which increased our cash-based net income, net operating inflow for the three months ended September 30, 2015 resulted from the following factors: (1) other receivables decreased by $4,805,308 due to the collection of the deposit for an assets auction, (2) advance to suppliers decreased by $4,015,343 due to the receipt of raw material, which is prepaid in advance, (3) accounts payable increase by $211,335, (4) our taxes payable increased by $106,579 due to the payables of VAT tax and income tax which were scheduled to be paid in October 2015, and (5) an increase of $1,014,930 from other payables and accrued liabilities, which due to the increasing unpaid interest expense. Cash inflow was mainly offset as follows: (1) our account receivable increased by $2,984,556, due to longer credit terms offered to customers to promote the syngas sales, (2) inventories increased by $2,924,859 due to sales slowed down markedly.

Net cash used in operating activities for the three months ended September 30, 2014 was approximately $1.38 million as compared to net cash used in operating activities of approximately $0.56 million for the same period last year. Except for $2,448,560 in non-cash adjustment such as depreciation, amortization and depletion, bad debt allowance and change in fair value of warrants which increased our cash-based net loss, net operating inflow for the three months ended September 30, 2014 resulted from the following factors: (1) inventories decrease by $3,224,546 due to credit line was rose to two new customers and sales to these customers was increased, resulted in the finished goods decreased; (2) advances to suppliers decreased by $263,038, due to tightening control of our prepayments; (3) our taxes payable increase by $925,584 due to VAT payable which was scheduled to be paid on October 2014. Cash inflow was mainly offset as follows: (1) our account receivable increased by $2,641,476, due to Hongli rose the credit line to its two new customers during the period; (2) accounts payable decreased by $2,303,148 mainly due to less raw materials purchase during the period; and (3) other payables and accrued liabilities decreased by $675,686 due to the payment of interest related to Bairui Trust over the period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months September 30, 2015 was approximately $4.64 million. During the three months ended September 30, 2015, we repaid $4,747,250 to the former shareholders of Shuangrui Coal which was related to our Shuangrui Coal acquisition in prior years.

Net cash used in investing activities for three months ended September 30, 2014 was approximately $2.53 million. We collected loan receivables of $4.5 million from CPL and invested $7.0 million in coke gasification construction.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $0.11 million in the three months ended September 30, 2015. During the three months ended September 30, 2015, we repaid a loan from our shareholder and CEO, Mr. Jianhua Lv, in an amount of approximately $0.21 million. During the same period, we obtained an additional loan from CPL of $0.32 million.

Net cash provided by financing activities was approximately $15.22 million in the three months ended September 30, 2015. During the three months ended September 30, 2014, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained an additional loan from our shareholder and CEO, Mr. Lv, which amounted to approximately $2.0 million. Such loans are made without interest and are payable on demand.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term loan financing, and loans from our shareholder and CEO, Mr. Jianhua Lv, and also the private placement of our securities.

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust, pursuant to which Bairui Trust agreed to loan Hongli RMB 360 million (approximately $57.06 million), of which RMB 180 million was due on April 2, 2013, and RMB 180 million on April 2, 2014, with annual interest rate of 6.3%. Bairui Trust made the loan to Hongli on April 3, 2011. On November 30, 2011, Hongli entered into a supplemental agreement with Bairui Trust to amend the terms such that RMB 30 million (approximately $4.8 million) would be due on October 2, 2012, RMB 100 million (approximately $15.8 million) on April 2, 2013, RMB 50 million (approximately $7.9 million) on October 2, 2013, and RMB 180 million (approximately $28.5 million) on April 2, 2014. We made the October 2, 2012 payment on December 25, 2012, including outstanding interest charge for late payment. We repaid $3.2 million (approximately RMB 20 million) on April 3, 2013, and entered into another supplemental agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining $12.7 million (approximately RMB 80 million). Of such remaining principal, the due date for $3.2 million (approximately RMB 20 million) has been extended to December 2, 2013 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (approximately RMB 30 million) has been extended to January 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. The due date for $4.8 million (approximately RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting from April 23, 2013. Between April 3, 2013 and April 23, 2013, Bairui Trust charged a 9.45% annual interest rate on the entire $12.7 million outstanding.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately $50.3 million (approximately RMB 310 million) with a 9.9% interest rate as follows:

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

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid principal in the amount of $324,929 (approximately RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were amended as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Extended Loan Repayment Date	New Interest Rate Period
$2,928,734	¥18,000,000	April 2, 2015	December 3, 2013	–	April 2,2015
4,881,224	30,000,000	April 2, 2015	January 3, 2014	–	April 2,2015
4,881,224	30,000,000	April 2, 2015	February 3, 2014	–	April 2,2015
8,135,373	50,000,000	January 2, 2015	October 3, 2013	–	January 2,2015
29,287,340	180,000,000	October 2, 2015	April 3, 2014	–	October 2, 2015
$50,113,895	¥308,000,000

According to the new supplement agreement, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged an additional 7.2% annual interest rate on $12.9 million (RMB 80 million) of the outstanding $50.3 million (RMB 310 million) loan principal.

On January 20, 2015, Hongli repaid the loan of $8,132,990 (approximately RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Baitui Trust reached an agreement to extend the loans of approximately $12.74 million (approximately RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%.

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 (approximately RMB 180 million) was due on October 2, 2015. In accordance with the supplemental agreement, the due date was extended to April 2, 2016.

As of September 30, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,276,118	¥78,000,000	April 2, 2016	11.88%
28,329,504	180,000,000	April 2, 2016	11.88%
$40,605,622	¥258,000,000

We intend to negotiate with Bairui Trust to further extend the maturity dates of these remaining outstanding loans by an additional two to three years, and to repay the loans through our operational cash flow. We cannot guarantee that we will be successful in such negotiations.

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a loan agreement of $2,960,000 with an annual interest rate of 7% and maturity date of January 27, 2016. This loan is not secured by any collateral or guarantee. As of September 30, 2015, the outstanding loan from Capital Paradise Limited was $2,553,874.

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

(3)

Developing and installing a facility for the conversion of coal and coke products into clean-burning syngas. We also plan to expand our coke gasification capacity as we gain more experience in this field. We also started construction of a UCG project, which was approved and supported by the local government as a Scientific and Technological Practical Project. Once the UCG project is completed, we hope to be one of leading companies in China for UCG, which will help us execute our green energy strategy.

The following is expected to require capital resources:

•	New Coking Facility. We initially intend to use existing cash, cash flow from operations, bank loans, along with other finance arrangements such as extending our long term loan from Bairui Trust, to complete the construction of our new coking facility. Due to change of market conditions, we have slowed down the construction, but we plan to resume at full pace if and when market improves.

•	Coke gasification project. We had completed installation of our first stage coke gasification equipment on October 2014, which cost us approximately $8 million or RMB 49 million in total. After that, we invested an additional $6.6 million to commence a technology upgrade project on the existing coke gasification equipment to double the total production capacity to 50,000 cubic meters per hour. We are seeking other locations which have enough syngas demands in that area to expand our coke gasification business. We plan to determine whether to invest in more equipment, totaling approximately $30 million, within the coming two years based on our syngas operation development and market situation. All the investment will be funded from our operating cash flow, loans from third parties, or cooperation with other investors using our experience and technology.

•	Coal underground gasification project. On August 28, 2014, we entered in a cooperative agreement with the North China Institute of Science and Technology regarding UCG development to refine and implement a technology converting underground coals into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines.

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

Most, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. As Hongguang Power mainly uses the gas produced during the coking procedure from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity in fiscal 2015, but plan to resume our Hongguang Power operations in the future when we are able to do so.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of September 30 and June 30, 2015, $626,073 and $217,905 allowance for doubtful accounts was provided, respectively.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of September 30 and June 30, 2015, we have recognized impairment of $2,348,936 and $2,431,718 against long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company elected to adopt ASU 2015-03 early, effective in the three months ended September 30, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the three months ended September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, and short-term and long-term obligations. We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At September 30, 2015, we had $139,233 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

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

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company demanded that Henan Coal Seam Gas pay back the security deposit (characterized as a loan) from the Company of RMB 30,000,000 (approximately $4,712,584 at the exchange rate at the time the complaint was filed), with interest of RMB 8,592,326.04, plus the interest from May 27, 2015 to actual repayment date.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
3.5	Amended and Restated By-laws (3)
4.1	Specimen Stock Certificate of Hongli Clean Energy Technologies Corp. (3)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated November 13, 2015 *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed by the Company with the SEC on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

Dated: November 13, 2015	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2015	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

