Form 10-Q
period 2015-12-31
Hongli Clean Energy Technologies Corp.
filed 2016-02-16
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-15931

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of February 12, 2016, the registrant had 23,960,217 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,832	$81,605
Accounts receivable, net	13,654,667	13,970,451
Other receivables and deposits	8,605	4,928,967
Inventories	1,772,932	3,191,605
Advances to suppliers	2,689,182	8,216,127
Prepaid expenses	-	16,670
Total current assets	18,172,218	30,405,425

PLANT AND EQUIPMENT, net	21,076,180	18,750,242

CONSTRUCTION IN PROGRESS, net	32,194,455	65,420,768

OTHER ASSETS
Prepayments	18,513,600	19,674,034
Intangible assets, net	33,687,664	56,355,185
Long-term investments	2,748,002	2,920,247
Other assets	107,830	114,589
Total other assets	55,057,096	79,064,055

Total assets	$126,499,949	$193,640,490

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loans	$40,016,826	$44,471,220
Accounts payable, trade	390,564	70,164
Other payables and accrued liabilities	2,859,271	4,503,689
Other payables - related party	496,074	736,596
Acquisition payable	-	4,747,250
Customer deposits	75,570	80,306
Taxes payable	1,329,366	907,472
Current portion of warrants liability	-	289,481
Total current liabilities	45,167,671	55,806,178

LONG TERM LIABILITIES
Warrants liability	111,094	2,626,168
Total long term liabilities	111,094	2,626,168

Total liabilities	45,278,765	58,432,346

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares issued and outstanding as of December 31 and June 30, 2015, respectively	23,960	23,960
Additional paid-in capital	6,846,397	6,846,397
Statutory reserves	3,689,941	3,689,941
Retained earnings	61,850,183	108,831,633
Accumulated other comprehensive income	4,479,103	11,484,613
Total Hongli Clean Energy Technologies Corp.'s equity	76,889,584	130,876,544

NONCONTROLLING INTERESTS	4,331,600	4,331,600

Total equity	81,221,184	135,208,144

Total liabilities and equity	$126,499,949	$193,640,490

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

REVENUE	$5,364,361	$12,677,319	$11,806,599	$26,251,155

COST OF REVENUE	3,181,705	9,989,469	7,519,026	21,281,963

GROSS PROFIT	2,182,656	2,687,850	4,287,573	4,969,192

OPERATING EXPENSES:
Selling	6,272	35,091	31,938	69,255
General and administrative	49,422,945	2,129,454	50,583,244	3,017,249
Total operating expenses	49,429,217	2,164,545	50,615,182	3,086,504

INCOME (LOSS) FROM OPERATIONS	(47,246,561)	523,305	(46,327,609)	1,882,688

OTHER INCOME (EXPENSE)
Interest income	25	62,856	57	165,107
Interest expense	(1,255,062)	(1,502,341)	(2,532,043)	(2,999,554)
Other finance expense	(59,900)	(51,236)	(64,845)	(51,899)
Other income, net	-	-	-	-
Change in fair value of warrants	269,143	5,452,865	2,804,555	3,425,703
Total other income (expense), net	(1,045,794)	3,962,144	207,724	539,357

INCOME (LOSSES) BEFORE INCOME TAXES	(48,292,355)	4,485,449	(46,119,885)	2,422,045

PROVISION FOR INCOME TAXES	397,057	503,591	861,565	993,444

NET INCOME (LOSS)	(48,689,412)	3,981,858	(46,981,450)	1,428,601

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,593,614)	175,539	(7,005,510)	170,505

COMPREHENSIVE INCOME (LOSS)	$(50,283,026)	$4,157,397	$(53,986,960)	$1,599,106

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,960,217	23,960,217	23,960,217	22,642,611

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$(2.03)	$0.17	$(1.96)	$0.06

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,981,450)	$1,428,601
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	787,571	652,208
Amortization and depletion	370,835	35,408
Impairment loss on intangible assets	19,489,408	-
Impairment loss on equipment	2,094,259	-
Impairment loss of CIP	23,820,387	-
Loss from inventories LCM	1,870,436	-
Bad debt expense	1,731,583	1,549,034
Change in fair value of warrants	(2,804,555)	(3,425,703)
Amortization of prepaid expenses	16,670	33,332
Change in operating assets and liabilities
Accounts receivable, net	(1,047,699)	(9,093,126)
Other receivables	4,752,481	(135,855)
Inventories	(607,144)	5,035,275
Advances to suppliers	3,972,159	(1,106,222)
Prepaid expenses	-	(5,000)
Accounts payable, trade	333,209	(2,975,332)
Other payables and accrued liabilities	(1,504,640)	1,778,225
Taxes payable	488,119	1,263,983
Net cash provided by (used in) operating activities	6,781,629	(4,965,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loans receivable	-	4,500,000
Increase of loans receivable	-	(200,000)
Payments of gasification equipment	-	(14,497,925)
Payments of coal mine acquisition	(4,586,576)	-
Net cash provided by (used in) investing activities	(4,586,576)	(10,197,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - CPL	1,638,416	-
Repayment of short-term loans - CPL	(3,601,712)	-
Proceeds from issuance of common stock	-	13,204,538
Proceeds from (payment to) related parties	(205,250)	2,019,836
Net cash provided by (used in) financing activities	(2,168,546)	15,224,374

EFFECT OF EXCHANGE RATE ON CASH	(61,280)	63,698

INCREASE (DECREASE) IN CASH	(34,773)	124,975

CASH, beginning of period	81,605	191,992

CASH, end of period	$46,832	$316,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$772,264	$827,448
Cash paid for interest expense, net of capitalized interest	$4,113,540	$2,127,570

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Common stock issued for a service fee	$-	$100,000
Issuance of warrants related to the sale of common stock	$-	$10,048,116
Transfer of construction in progress into plant and equipment	$6,331,704	$7,987,721

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

The Company is an energy producer which is in the processing of transformation from providing multifunctional energy products to focus on providing clean burning energy located in the People Republic of China (“PRC” or “China”). The Company currently generates only one of its products, synthetic gas, although it could also produce raw coal, washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar, crude benzol and electricity before the Company closed its coal and coke production on December 2015. All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements.

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

The Company used to wash coal purchased from third parties and generate coke products by using the coking factory leased from a third party. Due to increasing stringent environments requirements and the declining of the price of coke products, the Company decided to suspend the production of washed coal and coke products since the beginning of December 2015. The Company plan to restructure the assets related to washed coal and coking operations to promote the Company’s strategy of transformation to a clean energy provider.

The Company also generated electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations. As Hongguang Power mainly uses the gas produced during coking process from our Baofeng plant to generate electricity, it has been temporarily closed following the closing of the Baofeng coking in July 2014. Thus, The Company has not generated any electricity since July 2014, but plan to resume Hongguang Power operation in the future when we can do so.

The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. Synthetic gas is clean-burning fuel which was encouraged by the government. Syngas is the only products that the Company produces currently.

On August 28, 2014, the Company entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into Syngas. The UCG project was approved by a local governmental agency to be Science & Technology Practice Project. The UCG project was in the preliminary stage of construction and is expected to be complete in September 2016. Upon the relevant UCG construction completed and ensures that the new gasification facility can achieve economic efficiency, the Company will be able to implement the same techniques to the Company’s coal mines. However, if the new gasification facility cannot reach economic efficiency, the Company may not be able to resume its coal mine operations with the way of UCG.

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

•   A PRC company

•   Incorporated on December 30, 2010

•   Registered capital of $7,842,800 (RMB 51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	December 31, 2015	June 30, 2015
Total current assets	$5,125,357	$7,938,342
Total assets	$110,372,231	$176,470,756
Total current liabilities	$77,053,121	$90,206,205
Total liabilities	$77,053,121	$90,206,205

Presently, the Company’s coke gasification related operations are carried out by Baofeng Coking. Except for coke gasification, other operations were halted as of December 31, 2015. Other operations includes: coking operation should be carried out by Baofeng. Coking coke and coal trading activities should be carried out by Hongli, electricity generation should be carried out by Hongguang Power, and coal related operations should be carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, respectively.

The Company originally planned to transfer all coal related operations to a joint-venture between Zhonghong and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) (see Note 12), However, due to the imposition of the provincial-wide mining moratorium since June 2010 in China, and the change of the Company’s original plan from developing coal mining operations to produce Syngas, the plan to transfer the related operations is halted and the Company will decide whether to execute the original plan based on the mining moratorium status and Syngas business development in the future. As of December 31, 2015 and the date of this filing, the Company’s coal related operations had not been transferred to the joint-venture, and Shuangrui Coal and Xingsheng Coal had no operations since their acquisitions by the Company (see Note 20).

Liquidity and going concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. As of December 31, 2015, the Company reported a working capital deficit in the amount to $26,995,453, which has substantial doubt about the Company’s ability to continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks, renew its current loans, reconstruct its outstanding loans, and to increase sales of its higher profit margin products syngas. In addition, the Company keeps investing in developing the underground coal gasification techniques which may be able to apply to its mining assets. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basic of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the six months ended December 31, 2015 and 2014, the Company did not generate any electricity power because Hongguang Power was temporally closed since July 2014.

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

The balance sheet amounts, with the exception of equity, at December 31 and June 30, 2015 were translated at RMB 6.49 to $1 and RMB 6.11 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.32 to $1 and RMB 6.15 to $1 for the six months ended December 31, 2015 and 2014, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015:

	Carrying value at December 31, 2015	Fair value measurement at December 31, 2015
		Level 1	Level 2	Level 3
Warrants liability	$111,094	$-	$111,094	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of December 31 and June 30, 2015:

	December 31,	June 30,
	2015	2015
Beginning fair value	$2,915,649	$16
Realized gain recorded in earnings	(2,804,555)	(7,131,724)
Granted financial instrument	-	10,047,357
Ending fair value	$111,094	$2,915,649

	December 31, 2015	June 30, 2015
Number of shares exercisable	1,671,664	1,721,664
Range of exercise price	$6.38-48.00	$6.08-48.00
Stock price	$0.45	$1.75
Expected term (years)	1.28-3.23	0.00-3.24
Risk-free interest rate	0.72-1.41%	0.02-1.34%
Expected volatility	95.61-103.14%	51-88%

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the six months ended December 31, 2015 and 2014, the Company’s two long term investments were not considered impaired.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of December 31 and June 30, 2015, the Company had $9,122 and $37,911 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of December 31 and June 30, 2015, $717,257 and $217,905 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. There were $805 and $0 of allowances for doubtful accounts provided as of December 31 and June 30, 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. Starting from December 1, 2015, the Company suspended its coke operations which may substantially impair the value of its coke related inventories. Thus, the Company reported an impairment loss of $1,870,436 and $0 at its inventory during the six months ended December 31, 2015 and 2014. As of December 31 and June 30, 2015, amount to $1,863,737 and $44,597 was reported as allowance for impairment.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of December 31 and June 30, 2015, $2,597,078 and $1,512,785 allowance for doubtful accounts was provided, respectively.

Plant and equipment, net

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments that extend the useful life are capitalized. When items of plant and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable materials that may contain coal. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated useful life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	1-5 years
Transportation equipment	5-7 years

Construction-in-progress (“CIP”) includes direct costs of constructions for coke gasification facility, UCG underground safety improvement, and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the six months ended December 31, 2015 and 2014, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Security deposit

A deposit was made to Henan Coal Seam Gas and is related to its joint venture with Zhonghong (see Note 12). Management regularly reviews aging of the deposit and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of December 31 and June 30, 2015, $4,621,286 and $4,887,984 allowance for doubtful accounts was provided, respectively.

Intangible assets

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 to 40 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable materials that may contain coal, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable amounts. The Company’s materials that may contain coal are controlled through its VIEs, which control generally lasts until the recoverable materials that may contain coal are depleted.

Impairment of long-lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. During the three months and six months ended December 31, 2015, the Company reported impairment losses of $45,404,054 against its long-lived assets, including $19,489,408 reported as part of the amortization expense of the Company’s intangible assets, $2,094,259 at its plant and equipment, and $23,820,387 at its construction in progress. During the three months and six months ended December 31, 2014, the Company recorded no impairment loss. The impairment losses were reported as part of the Company’s general and administrative expense.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of December 31 and June 30, 2015.

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

The Company did not record any asset retirement obligation as of December 31 and June 30, 2015 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the six months ended December 31, 2015 and 2014.

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

Noncontrolling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the six months ended December 31, 2015 and 2014, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the six months ended December 31, 2015.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Concentration risk

For the three months ended December 31, 2015, 83.0% of the Company’s total revenues were from a main customer. For the six months ended December 31, 2015, 66.3% of the Company’s total revenues were from two main customers who individually accounted for 47.9%, and 18.4% of total revenues, respectively. For the three months ended December 31, 2014, 63.7% of the Company’s total revenues were from four main customers who individually accounted for 19.8%, 16.7%, 13.9% and 13.3% of total revenues, respectively. For the six months ended December 31, 2014, 70.9% of the Company’s total revenues were from four major customers who individually accounted for 22.5%, 19.7%, 18.2% and 10.5% of total revenues, respectively. Accounts receivable from the Company’s two main customers were 36.6% and 6.1% of the total accounts receivable balance at December 31, 2015, respectively. Accounts receivable of four main customers were 34.7%, 0.1%, 2.3%, and 20.7% of the total accounts receivable balance at June 30, 2015, respectively.

For the three months ended December 31, 2015, the Company has no raw material purchases. For the six months ended December 31, 2015, four main suppliers provided 50.5% of total raw material purchases, with each supplier individually accounting for 15.8%, 12.8%, 11.7% and 10.2% of total raw material purchases, respectively. For the three months ended December 31, 2014, two main suppliers provided 49.1% of total raw material purchases, with each supplier individually accounting for 36.1% and 13.0% of total raw material purchases, respectively. For the six months ended December 31, 2014, three main suppliers provided 50.8% of total raw material purchases, with each supplier individually accounting for 24.1%, 14.4% and 12.3% of total raw material purchases, respectively. Accounts payables related to the four main suppliers were 3.4%, 3.9%, 6.2% and 4.0% of total accounts payable balance at December 31, 2015, respectively. Accounts payable of two main suppliers were 7.3% and 7.2% of total accounts payable balance at June 30, 2015, respectively.

Note 4 – Other receivables and deposit

Other receivables and deposit consisted of the following:

	December 31, 2015	June 30, 2015
Security deposit for auction	$-	$4,910,949
Advances to employees	9,410	18,018
	9,410	4,928,967
Less: allowance for doubtful accounts	(805)	-
	$8,605	$4,928,967

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

For the three months ended December 31, 2015 and 2014, interest incomes from loans receivable amounted to $0 and $62,856, respectively. For the six months ended December 31, 2015 and 2014, interest incomes from loans receivable amounted to $0 and $165,107, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2015	June 30, 2015
Raw materials	$-	$31,074
Work in process	-	839,729
Supplies	6,872	21,177
Finished goods	3,629,797	2,344,222
Total	3,636,669	3,236,202
Less: allowance for impairment	(1,863,737)	(44,597)
Total inventories, net	$1,772,932	$3,191,605

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers amounted to $2,689,182 and $8,216,127 as of December 31 and June 30, 2015, respectively. As of December 31 and June 30, 2015, the Company reported $2,597,078 and $1,512,785 as allowances for doubtful advance to suppliers accounts. For the three months ended December 31, 2015 and 2014, the Company provided allowance for the long-term outstanding advances amounted to $1,347,024 and $1,234,705 respectively. For the six months ended December 31, 2015 and 2014, the Company provided allowance for long-term outstanding advances amounted to $1,204,869 and $1,234,707, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2015	June 30, 2015
Buildings and improvements	$10,535,963	$11,196,358
Mine development cost	11,131,186	11,828,890
Machinery and equipment	20,924,905	15,606,700
Other equipment	389,062	413,449
Total	42,981,116	39,045,397
Less: accumulated depreciation	(17,566,126)	(17,852,012)
Less: impairment reserve	(4,338,810)	(2,443,143
Total plant and equipment, net	$21,076,180	$18,750,242

During the fiscal year 2015, the Company accrued an impairment reserve over its plant and equipment in amount to $2,443,143 against its old coking facilities. During the six months ended December 31, 2015, the Company accrued an additional impairment reserve over its plant and equipment related to the Company’s suspended coking operations since December 1, 2015 in the amount of $2,094,259. No impairment reserve was accrued for the six months ended December 31, 2014.

Depreciation expense amounted to $406,218 and $373,176 for the three months ended December 31, 2015 and 2014, respectively, and $787,571 and $652,208 for the six months ended December 31, 2015 and 2014, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at December 31 and June 30, 2015 amounted to $32,194,455 and $65,420,768, respectively. CIP included the following projects:

1)	Construction project to build a new coking plant with annual production capacity of 900,000 tons of cokes was commenced on February 2010. Due to a lack of funding and change of market situation, the Company placed construction on hold at October 2012. On January 25, 2016, the Company entered into an Assets Transfer Agreement to transfer assets related to this incomplete new coking plant to a third party for consideration of RMB 45,692,140 or approximately $7 million. As such, the Company accrued impairment reserve over this construction in the amount of $23,820,387 for the six months ended December 31, 2015. As of December 31 and June 30, 2015, the Company reported $3,881,378 and $28,779,513 as the value of its incomplete coking plant to be included in the construction in progress account.

2)	Upgrade project to increase annual production capacity of the coke gasification facilities was commenced on November 2014, which is to reform the coke gasification equipment and to double the production capacity. The project was completed at July 2015. As of December 31 and June 30, 2015, the Company reported $0 and $6,553,513, respectively, in the construction in progress account.

3)	UCG underground safety construction was commenced in June 2015 to ensure that the Company’s coal mines will be complying with the legal safety requirements for underground coal gasification operations. As of December 31 and June 30, 2015, the Company reported $28,313,077 and $30,087,742 in the construction in progress account. The UCG underground safety construction was estimated to be completed in the fiscal year of 2016.

The new coking plant, with an estimated construction cost of approximately $90.79 million or RMB 578 million originally, invested in $68.59 million, including payments of $22.0 million for the land use rights, $27.1 million reported in construction in progress, and $19.5 million prepayments made for constructions as of December 31, 2015. Upon the Company disposed the construction in progress on January 25, 2016, no further investment funding for the construction. Coke gasification equipment upgrade project with an estimated construction cost of approximately $6.37 million or RMB 41 million originally, which was completed at July 2015. No additional funding requires for the UCG underground safety construction.

Note 10 – Prepayments

Prepayments presented advance for constructions which was consisted of the following:

	December 31, 2015	June 30, 2015
Baofeng new coking plant (1)	$19,493,381	$20,715,228
Gasification facility - Baofeng (2)	2,464,686	2,619,172
	21,958,067	23,334,400
Less: allowance for doubtful accounts	(3,444,467)	(3,660,366
Total	$18,513,600	$19,674,034

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	At October, 2012, the Company had made prepayments of approximately $19.5 million (RMB 126.5 million) toward construction of its new coking plant. These prepayments were restructured and sold on January 10, 2016 through a Credits and Debts Transfer Agreement. (see Note 25)

(2)

The Company entered into a construction agreement on June 16, 2015 to build underground coal gasification (“UCG”) facility which was approved by the Science and Technology Bureau of Baofeng County as an advanced technology development project with using the refining technology authorized from North China Institutes of Science and Technology. The Company made prepayments of approximately $2,464,686 (RMB 16 million) in June 2015 to a contractor and the construction is scheduled to be completed at September 2016.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	December 31, 2015	June 30, 2015
Land use rights (1)	$24,882,096	$26,441,707
Mining rights	41,812,205	44,432,997
Total intangible assets	66,694,301	70,874,704
Accumulated amortization – land use rights	(20,114,963)	(819,795)
Accumulated depletion – mining rights	(12,891,674)	(13,699,724)
Total intangible assets, net	$33,687,664	$56,355,185

(1)	Included the land use right of $22,467,151 used for Baofeng new coking plant. Its useful life was likely determined, through the certificate of the land use right which should be grant by the relevant authorities, is in the processing of granting. On January 25, 2016, the Company disposed the land use right along with its incomplete coking plant for a consideration of RMB 45,692,140 or approximately $7 million (see Note 25). Thus, the Company accrued an impairment loss of $19,489,408 for the land use right related to Baofeng coking plant.

Amortization expense for the three months ended December 31, 2015 and 2014 amounted to $19,697,099, and $17,734, respectively. Amortization expense for the six months ended December 31, 2015 and 2014 amounted to $19,860,243, and $35,408, respectively. During the three months ended December 31, 2015, the Company recorded an additional amortization of $19,489,408 for the land use right related to the Baofeng new coking plant according to an Assets Transfer Agreement the Company made on January 25, 2016. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2016	$34,437
2017	68,874
2018	68,874
2019	68,874
2020	68,874
Thereafter	4,457,200
Total	$4,767,133

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Long-term investments and security deposit

Long-term investments consisted of investments accounted for using the cost or equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized for the three and six months ended December 31, 2015 and 2014.

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

In addition, a deposit of $4,881,224 (RMB 30,000,000) was made on December 23, 2011 to Henan Coal Seam Gas in connection with the joint venture. Due to management’s review of the collectability of the deposit, the Company recognized $4,881,224 allowance against this deposit. At September 2015, the Company sued Henan Coal Seam Gas local court to repay the security deposit, the Company cannot anticipate if Henan Coal Seam Gas will repay the deposit at the date this report.

For the three and six months ended December 31, 2015 and 2014, there was no equity investment income or loss.

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

As of December 31, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,015,343	¥78,000,000	April 2, 2016	11.88%
27,727,714	180,000,000	April 2, 2016	11.88%
$39,743,057	¥258,000,000

The principal of the loan from Bairui Trust and its related accrued interest payable were restructured and sold to a third party by a Credits and Debts Transfer Agreement on January 10, 2016. (see Note 25)

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into an unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of December 31, 2015, the outstanding loan from Capital Paradise Limited was $273,769.

Weight average interest rate and interest expense

Weighted average interest rate was 11.68% and 11.8% for the three months ended December 31, 2015 and 2014, respectively. Interest expense for the three months ended December 31, 2015 and 2014 was $1,255,062 and $1,502,341, respectively. No interest was capitalized for the three months ended December 31, 2015 and 2014.

Weighted average interest rate was 11.74% and 11.8% for the six months ended December 31, 2015 and 2014, respectively. Total interest expense for the six months ended December 31, 2015 and 2014 was $2,532,043 and $2,999,554, respectively. No interest was capitalized for the six months ended December 31, 2015 and 2014.

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

Other payables and accrued liabilities consisted of the following:

	December 31, 2015	June 30, 2015
Retention payable (1)	$898,994	$955,343
Registration payable (2)	447,895	475,969
Other payable	300,812	200,933
Interest payable	965,557	2,658,239
Accrued liabilities (3)	246,013	213,205
Total	$2,859,271	$4,503,689

(1)	As of December 31, 2015, $898,994 or RMB 5,836,000 of construction deposit was retained by the Company for the security of the construction of the first stage coke gasification facility which was completed in September 2014. The amount of deposit will be paid one year after the construction was completed, if no quality defection occurs during the period.

(2)	At December 31, 2015, the Company accrued a payable of $447,895 or RMB 2,907,600 for land use right registration with relevant authorities to obtain the certificate, which was used as part of Baofeng new coking plant and was sold to a third party on January 10, 2016. (see Note 26).

(3)	As of December 31 and June 30, 2015, $110,000 and $90,000 of salary payables included in accrued liabilities were payables to the Company’s CFO. As of December 31 and June 30, 2015, $85,000 and $0 of salary payables included in accrued liabilities were payables to the Company’s CEO.

Note 15 – Related party payables

Other payables-related parties represent advances from the Company’s CEO for working capital purpose. Advances from the CEO amounted to $496,074 and $736,596 at December 31 and June 30, 2015, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the six months ended December 31, 2015, the Company borrowed $7,908 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off daily expenses, and an amount of $213,158 advances from Mr. Jianhua Lv had been repaid before December 31, 2015. During the six months ended December 31, 2014, Mr. Lv repaid the interest payable of $2,017,946 to Bairui Trust on behalf of the Company.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of December 31, 2015 and June 30, 2015, acquisition payable was $0 and $4,747,250, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal. On September 25, 2015, the Company paid $4,747,250 to the former shareholders of Shuangrui Coal.

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

The provision for income taxes consisted of the following:

	For the three months ended December 31,		For the six months ended December 31
	2015	2014	2015	2014
U.S. current income tax expense	$-	$-	-	-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	397,057	503,591	861,565	993,444
Total	$397,057	$503,591	$861,565	$993,444

CETC has incurred a net operating loss for income tax purposes for 2015. As of December 31, 2015, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2035 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31 and June 30, 2015, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three months and six months ended December 31, 2015 and 2014 which consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Beginning balance	$1,042,000	$1,731,000	$1,042,000	$1,042,000
Additions	-	(689,000)	-	-
Ending balance	$1,042,000	$1,042,000	$1,042,000	$1,042,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
VAT on sales	$981,051	$4,055,270	$2,673,686	$7,925,052
VAT on purchase	$99,447	$3,130,537	$1,801,026	$5,953,310

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	December 31, 2015	June 30, 2015
VAT	$449,337	$101,327
Income tax	682,734	633,098
Others	197,295	173,047
Total	$1,329,366	$907,472

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

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement) date on September 18, 2014. Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014, if the related option was exercised. This option was expired on July 24, 2015 without exercising.

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2014	9,185	-	9,185
Granted	1,644,737	-	-
Forfeited	(9,185	-	-
Exercised	-	-	-
Outstanding, June 30, 2015	1,644,737	-	1,644,737
Granted		-
Forfeited	(1,644,737)	-	(1,644,737)
Exercised	-	-	-
Outstanding, December 31, 2015	-	-	-

Warrants

As of December 31, 2015 and June 30, 2015, warrants that were exercisable for 1,671,664 shares and 1,721,664 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $200,848 and $2,915,649 at December 31, 2015 and June 30, 2015, respectively. The decrease (increase) in fair value of warrants was $179,389 and $5,452,865 for the three months ended December 31, 2015 and 2014, respectively, and $2,714,801 and $3,425,703 for the six months ended December 31, 2015 and 2014, respectively, was recorded as gain (loss) on change in fair value of warrants.

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of December 31, 2015, Warrants B were not exercisable.

Under the Purchase Agreement, the investors also had an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014, if the related option was exercised. However, the option was expired on July 24, 2015 without exercising. As a result, Warrant C was expired accordingly.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	(590,446)	(3,082,027)	(117,163)	(30,244)	-	-	-	-	-	(3,819,880)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2015	36,973	-	-	-	-	50,000	1,409,423	225,268	1,644,737	822,369	4,188,770
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	50,000	-	-	1,644,737	822,369	2,517,106
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding December 31, 2015	36,973	-	-	-	-	-	1,409,423	225,268	-	—	1,671,664

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 1.27 years as of December 31, 2015.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015. This warrant was forfeited without exercising as of December 31, 2015.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, this warrant was forfeited without exercising as of December 31, 2015.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, this warrant was forfeited without exercising as of December 31, 2015.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015. This warrant was forfeited without exercising December 31, 2015.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.73 years as of December 31, 2015.

(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.73 years as of December 31, 2015.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of December 31, 2015, Warrants B were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014, if the related option was exercised. Because that the option was expired on July 24, 2015 without exercising. As a result, Warrant C was expired accordingly.

Note 19 – Earnings (losses) per share

The following is a reconciliation of the basic and diluted earnings (losses) per share computation:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(48,689,412)	$3,981,858	$(46,981,450)	$1,428,601
Weight average shares used in basic and diluted computation	23,960,217	23,960,217	23,960,217	22,642,611
Earnings (losses) per share – basic and diluted	$(2.03)	$0.17	$(1.96)	$0.06

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 1,671,664 shares and 5,833,507 shares of common stock in the aggregate at December 31 and June 30, 2015, respectively. For the three and six months ended December 31, 2015 and 2014, all outstanding options and warrants were excluded from the diluted earnings (losses) per share calculation since they were anti-dilutive.

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

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd., (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. This agreement was terminated on November 30, 2015.

On November 25, 2015, the Company entered into a new lease agreement with Pingdingshan Hongfeng Coal Processing and Coking Ltd. (“Hongfeng Coal”) to lease in an area for our coke gasification facilities which built in there. Per the agreement, the Company will pay Hongfeng Coal for the land use right leased in amount to $7,908 (RMB 50,000) per month.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for Baofeng new coking plant, which had been sold in January 2016 (see note 25), no further payment were necessary for these contracts. :

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

As of December 31, 2015, the statutory surplus reserves of Hongchang Coal and Hongli had reached 50% of each entity’s registered capital. Hongguang Power, Shuangrui Coal, Xingsheng Coal and Shunli Coal did not make any contribution to the statutory reserve due to their respective operating loss. Zhonghong and Hongrun did not make any contribution as neither entity had operations.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Currently, Hongchang Coal reserves at RMB 6 per metric ton for safety expense and RMB 8.5 per metric ton for maintenance expense. Shuangrui Coal, Xingsheng Coal and Shunli Coal had no such reserve as of December 31, 2015.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	December 31, 2015	June 30, 2015	50% of registered capital	Future contributions required as of June 30, 2015

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	310,105
Xingsheng Coal	-	-	279,682	279,682
Hongrun	-	-	2,310,000	2,310,000
Hongyuan	-	-	1,500,000	1,500,000
Zhonghong	-	-	1,521,990	1,521,990
Statutory surplus reserve	2,285,576	2,285,576	9,719,633	7,436,367
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$9,719,633	$7,436,367

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the six months ended December 31, 2015 and 2014 are summarized as follows:

	For three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Coke	$496,735	$7,752,836	$2,696,429	$18,943,052
Coal tar	238,252	406,112	588,085	871,434
Crude benzol	109,168	291,774	257,532	670,564
Coal slurries	-	-	-	101,954
Mid-coal	-	402,855	217,893	765,119
Washed coal	-	1,684,571	-	2,759,861
Syngas	4,520,206	2,139,171	8,046,660	2,139,171
Total	$5,364,361	$12,677,319	$11,806,599	$26,251,155

Note 24 – Litigation and contingency

The company is involved in a legal proceeding in the ordinary course of its business. The proceeding, described in the paragraph below, is a claim for a commercial dispute. Although management of the Company cannot predict the ultimate outcome of the legal proceeding with certainty, it believes that the ultimate resolution of the Company’s legal proceeding, including any amounts it may be required to pay in excess of amount reserved, will not have a materials effect on the Company’s consolidated financial statements.

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company indicated that Henan Coal Seam Gas should pay back a loan from the Company of $4,712,584 or RMB 30,000,000, with interest of RMB 8,592,326.04 plus the interest from May 27, 2015 to actual payment date. An unfavorable outcome in this litigation, which management does not believe is probable, could not have a material effect on the Company’s business, financial condition or results of operations.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Subsequent events

On January 10, 2016, the Company entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, the Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. According to the Credits and Debts Transfer Agreement, the Company transferred those credit assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. The Company shall compensate Guangyao regarding the difference of RMB 20,007,058.78 between the book value of the transferred credit assets and debts. The Company shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. With regards to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with the Company’s creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

On January 25, 2016, the Company entered into an Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction with Guangyao. As of December 31, 2015, the Company’s 900,000 tons of stamp-charging coking assets in construction are worth RMB 319,531,307.61. Based on the agreement, the Company agrees to transfer to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay the Company all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and six months ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are an energy producer which is in the process of transforming from providing multifunctional energy products to focusing on providing clean energy products located in Henan Province, People’s Republic of China (“PRC” or “China”). We currently generate only one of our products—synthetic gas (“syngas”), although we had the capability to generate raw coal, washed coal, “medium” or mid-coal, coal slurries, coke, coke powder, coal tar, crude benzol and electricity before we suspended our coal and coke productions at December 1, 2015. Our raw coal mining has been halted since 2011 due to a provincial-wide consolidation program in Henan province. We temporarily closed electricity generation due to the closing of the Baofeng coking facility in July 2014. Washed coal and coking productions were suspended in December 2015 due to stricter environmental requirements from the government, a decline in selling prices and a decline in demand for coal and coke.

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

With more experience and the improvement of technology of the coke gasification from running our existing facilities, we believe that we could further expand our operations to other demanding areas with installation of more coke gasification facilities to overcome syngas distribution limitations.

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification (“UCG”) technique development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory as a trial project for UCG technique development. We commenced the construction of the trial project in June 2015. This UCG trial project is under supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. It is anticipated that the construction of this trial project will be completed in September 2016, and is estimated to cost up to $5 million to complete construction. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

We also commenced our underground safety project, which initially we implemented for coal mining safety construction, in all of our existing coal mines to comply with legal safety requirements. Once we obtain the final approval from the Supervisors at Baofeng Scientific and Technological Practical Project, we would be able to implement our UCG techniques in our coal mines.

With the coke and coal gasification implementation plans and suspension of our coal washing and coking productions in December 2015, we transformed from being a producer of coal and coke products to a clean energy producer providing clean-burning syngas.

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

As of December 31, 2015:

•	Coke gasification operations were carried out by Hongli’s branch, Baofeng Coking plant (“Baofeng Coking”) from October 2014 using the coke gasification facility built in Pingdingshan Hongfeng Coal Processing and Coking Ltd. (“Hongfeng”) Factory, which was leased from Hongfeng.

•	Coking and coal washing related operations should be carried out by Hongli and Baofeng Coking. Starting in July 2014, the Baofeng Coking plant has been temporarily closed as its older facilities cannot comply with the new country-wide coking industry standards. It is now pending for upgrade in order to better assist the UCG project development in the future. Coking operations in the coking facility leased from Pingdingshan Hongfeng Coal Processing and Coking Ltd. were suspended in December 2015 due to bad market conditions making continuing the operations economically infeasible.

•	Coal related operations, including potential underground coal gasification, are conducted under the following three subsidiaries of Hongli, although all mining activities are currently on hold as a result of the ongoing mining moratorium:

(1)	Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”);
(2)	Baofeng Shuangrui Coal Mining Co., Ltd. (“Shuangrui Coal”), which is wholly owned by Hongchang Coal; and
(3)	Baofeng Xingsheng Coal Mining Co., Ltd. (“Xingsheng Coal”).

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014.

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

Results of Operations

Our revenue for the three months ended December 31, 2015 decreased by approximately 57.69% from a year ago, while our revenues for the six months ended December 31, 2015 decreased by approximately 55.02% from a year ago as a result of government policies aimed at reducing fuel consumption and pollution in popular industries and the softened demand in the real estate markets which, in turn, affected demand for steel and coal and coke products. In addition, the provincial environmental protection inspections carried out by the government since September 2015 weakened the demand for coal and coke which directly caused the cessation of our coal and coke operations in December 2015. The decrease of revenues from coal and coke products was offset partly by revenues from our clean-burning syngas product which we began generating and selling in October 2014.

We derived 16% of our revenue from coke products for the three months ended December 31, 2015, as compared to 67% for the three months ended December 31, 2014; 0% of our revenue from coal products for the three months ended December 31, 2015 as compared to 16% for the three months ended December 31, 2014; and 84% of our revenue from syngas products for the three months ended December 31, 2015 as compared to 17% for the three months ended December 31, 2014.

We derived 30% of our revenue from coke products for the six months ended December 31, 2015, as compared to 78% for the six months ended December 31, 2014; 2% of our revenue from coal products for the six months ended December 31, 2015 as compared to 14% for the six months ended December 31, 2014; and 68% of our revenue from syngas products for the six months ended December 31, 2015 as compared to 8% for the six months ended December 31, 2014.

We have extended our business into clean-burning products since October 2014. Our strategy is to completely transform our business to clean-burning syngas operations and build an environmentally friendly energy products company. With the improvement of our operating technology and expansion of the production capacity of clean-burning gas, we expect syngas will contribute higher proportions of our revenues going forward. We stopped our coal washing and coking productions at December 31, 2015 leaving syngas operations as our only working operations from then on. In the future, all our revenues will come from clean-burning syngas.

On a macro level, management has observed the following trends, which may have a direct impact on our current operations in the near future: (1) Slowing growth of the Chinese domestic economy and a reduction in energy consumption in unit GDP continues to reduce demands on total energy, coupled with environmental protection policies which we expect will restructure the market for energy products; (2) Cutting overcapacity in and restructuring the coal and crude steel industries have become important national policies; (3) The Chinese government is likely to continue to encourage and support the development of China’s clean-energy industry, including clean-burning syngas.

Comparison of the three and six months ended December 31, 2015 and 2014.

Revenue

For the three months ended December 31, 2015, revenues decreased by $7,312,958 or 57.69% to $5,364,361 as compared to the same period last year. Such decrease resulted from decreased sales of coal and coke products, offset by increased sales of syngas. Revenue and quantity sold by product type for the three months ended December 31, 2015 and 2014 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue
Three months ended December 31, 2014		$8,450,722		$2,087,426		$2,139,171	$12,677,319

Three months ended December 31, 2015		844,155		-		4,520,206	5,364,361

Increase (decrease) in $		$(7,606,567)		$(2,087,426)		$2,381,035	$(7,312,958)
Increase (decrease) in %		(90.01)%		(100.00)%		111.31%	(57.69)%

Quantity sold (metric tons/ cubic meter)

Three months ended December 31, 2014		49,529		18,202		21,376,386	21,444,117

Three months ended December 31, 2015		6,283		-		46,832,764	46,839,047
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(43,246)	T	(18,202)	M3	25,456,378	25,394,930
Increase (decrease) in %		(87.31)%		(100.00)%		119.09%	118.42%

We derived 16% of our revenue from coke products for the three months ended December 31, 2015, as compared to 67% in the same period last year; 0% of our revenue from coal products for the three months ended December 31, 2015 as compared to 16% in the same period last year; and 84% of our revenue from syngas products for the three months ended December 31, 2015 as compared to 17% in the same period last year.

For the six months ended December 31, 2015, revenues decreased by $14,444,556 or 55.02% to $11,806,599 as compared to the same period last year. Such decrease resulted from decreased sales of coal and coke products, offset by increased sales of Syngas. Revenues and quantity sold by product type for the six months ended December 31, 2015 and 2014 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue

Six months ended December 31, 2014		$20,485,050		$3,626,934		$2,139,171	$26,251,155

Six months ended December 31, 2015		3,542,046		217,893		8,046,660	11,806,599

Increase (decrease) in $		$(16,943,004)		$(3,409,041)		$5,907,489	$(14,444,556)
Increase (decrease) in %		(82.71)%		(93.99)%		276.16%	(55.02)%

Quantity sold (metric tons/ cubic meter)

Six months ended December 31, 2014		109,886		36,717		21,376,386	21,522,989

Six months ended December 31, 2015		27,066		7,600		82,675,816	82,710,482
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(82,820)	T	(29,117)	M3	61,299,430	61,187,493
Increase (decrease) in %		(75.37)%		(79.30)%		286.76%	284.29%

We derived 30% of our revenue from coke products for the six months ended December 31, 2015, as compared to 78% in the same period last year; 2% of our revenue from coal products for the six months ended December 31, 2015 as compared to 14% in the same period last year; and 68% of our revenue from syngas products for the three months ended December 31, 2015 as compared to 8% in the same period last year.

The shifting percentages reflect changes from our current operating status and our strategies, market conditions, and the effect of changes in Chinese government policies. The stricter environmental requirements and the weaker performance of the real estate industry weakened demands for coal and coke. We closed our coal and coke operations in December 2015. Through the transformation of our operating strategies and product portfolios, we expect our products will be closer to future market demands. We believe that this change will bring in positive contribution to our future business development.

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

Syngas products were generated from our coke gasification facility, which was completed and commenced its production in October 2014. Syngas is widely used in various industries as well as used as heating fuel in the residential areas.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas for the period indicated are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol

Three months ended December 31, 2014	$164	$237	$656

Three months ended December 31, 2015	103	206	373
Increase (decrease) in $	$(61)	$(31)	$(283)
Increase (decrease) in %	(37.20)%	(13.08)%	(43.14))%

Six months ended December 31, 2014	$179	$275	$829

Six months ended December 31, 2015	113	224	390
Increase (decrease) in $	$(66)	$(51)	$(439)
Increase (decrease) in %	(36.87)%	(18.55)%	(52.96)%

Average Selling Price of Coal Products

	Coal slurries		Mid-coal	Washed coal

Three months ended December 31, 2014	$	N/A	$50	$167

Three months ended December 31, 201		N/A	-	-
Increase (decrease) in $	$	N/A	$(50)	$(167)
Increase (decrease) in %		N/A	(100)%	(100)%

Six months ended December 31, 2014		$28	$49	$158

Six months ended December 31, 2015		-	29	-
Increase (decrease) in $		$(28)	$(20)	$(158)
Increase (decrease) in %		(100)%	(40.82)%	(100)%

Average Selling Price of Syngas

Syngas

Three months ended December 31, 2014	$0.10

Three months ended December 31, 2015	0.10
Increase (decrease) in $	$-
Increase (decrease) in %	0.00%

Six months ended December 31, 2014	$0.10

Six months ended December 31, 2015	0.10
Increase (decrease) in $	$-
Increase (decrease) in %	0.00%

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over six months ended December 31, 2015 compared to the same period in 2014 resulting from the oversupply of coke and coal products in the market.

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

Average price of syngas was contracted approximately at $0.10 or RMB 0.62 per cubic meter (M3). We had long-term syngas supply agreements with our customers to provide syngas at a fixed vending price of $0.10 or RMB 0.62 per cubic meter (M3). In some cases, syngas may be sold with periodic price adjustments.

Revenue and quantity sold of each coke product for the three months ended December 31, 2015 and 2014 are as follows:

	Coke	Coal tar	Crude benzol	Total
Revenues

Three months ended December 31, 2014	$7,752,836	$406,112	$291,774	$8,450,722

Three months ended December 31, 2015	496,735	238,252	109,168	844,155
Increase (decrease) in $	$(7,256,101)	$(167,860)	$(182,606)	$(7,606,567)
Increase (decrease) in %	(93.59)%	(41.33)%	(62.58)%	(90.01)%

Quantity sold (metric tons)

Three months ended December 31, 2014	47,368	1,716	445	49,529

Three months ended December 31, 2015	4,834	1,156	293	6,283
Increase (decrease) in metric tons	(42,534)	(560)	(152)	(43,246)
Increase (decrease) in %	(89.79)%	(32.63)%	(34.16)%	(87.31)%

For the three months ended December 31, 2015, compared to the same period of 2014, coke revenues decreased 93.59% resulting from a 89.79% decrease in the coke quantity and a 37.20% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder has been produced or sold since the beginning of fiscal year 2015. Our byproduct revenues from coal tar decreased 41.33% which resulted from a 32.63% decrease in the coal tar quantity and a 13.08% decrease from the coke tar average selling price. Our revenues from crude benzol decreased by 62.58% resulting from a 34.16% decrease in the crude benzol quantity and a 43.14% decreased in the crude benzol average selling price.

Revenues and quantity sold of each coke product for the six months ended December 31, 2015 and 2014 are as follows:

	Coke	Coal tar	Crude benzol	Total
Revenues

Six months ended December 31, 2014	$18,943,052	$871,434	$670,564	$20,485,050

Six months ended December 31, 2015	2,696,429	588,085	257,532	3,542,046
Increase (decrease) in $	$(16,246,623)	$(283,349)	$(413,032)	$(16,943,004)
Increase (decrease) in %	(85.77)%	(32.52)%	(61.59)%	(82.71)%

Quantity sold (metric tons)

Six months ended December 31, 2014	105,903	3,174	809	109,886

Six months ended December 31, 2015	23,782	2,624	660	27,066
Increase (decrease) in metric tons	(82,121)	(550)	(149)	(82,820)
Increase (decrease) in %	(77.54)%	(17.33)%	(18.42)%	(75.37)%

For the six months ended December 31, 2015, compared to the same period of 2014, coke revenues decreased 85.77% resulting from a 77.54% decrease in the coke quantity and a 36.87% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder has been produced or sold since the beginning of fiscal year 2015. Our byproduct revenues from coal tar decreased 32.52% resulting from a 17.33% decrease in the coal tar quantity and a 18.55% decrease from the coke tar average selling price. Our revenues from crude benzol decreased by 61.59% resulting from a 18.42% decrease in the crude benzol quantity and a 52.96% decrease in the crude benzol average selling price.

Since the demand for coke and the selling price have been decreasing, we suspended our coke production in December 2015. We used coke to produce our new clean-burning syngas and as a result our revenues from coke products have decreased continuously.

Revenue and quantity sold of each coal product for the three months ended December 31, 2015 and 2014 are as follows:

	Coal slurries		Mid-coal	Washed coal	Total
Revenues

Three months ended December 31, 2014	$	N/A	$402,855	$1,684,571	$2,087,426

Three months ended December 31, 2015		N/A	-	-	-
Increase (decrease) in $	$	N/A	$(402,855)	$(1,684,571)	$(2,087,426)
Increase (decrease) in %		N/A	(100)%	(100)%	(100)%

Quantity sold (metric tons)

Three months ended December 31, 2014		N/A	8,114	10,088	18,202

Three months ended December 31, 2015		N/A	-	-	-
Increase (decrease) in metric tons		N/A	(8,114)	(10,088)	(18,202)
Increase (decrease) in %		N/A	(100)%	(100)%	(100)%

Revenue and quantity sold of each coal product for the six months ended December 31, 2015 and 2014 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenues

Six months ended December 31, 2014	$101,954	$765,119	$2,759,861	$3,626,934

Six months ended December 31, 2015	-	217,893	-	217,893
Increase (decrease) in $	$(101,954)	$(547,226)	$(2,759,861)	$(3,409,041)
Increase (decrease) in %	(100)%	(71.52)%	(100)%	(93.99)%

Quantity sold (metric tons)

Six months ended December 31, 2014	3,674	15,574	17,469	36,717

Six months ended December 31, 2015	-	7,600	-	7,600
Increase (decrease) in metric tons	(3,674)	(7,974)	(17,469)	(29,117)
Increase (decrease) in %	(100)%	(51.20)%	(100)%	(79.30)%

We could not produce raw coal since our coal mine operations were halted by the ongoing mining moratorium since 2011. We purchased raw coal from third parties and traded to others or washed coal for our coking processing beginning from 2011. In response to the unstable supply of raw coal used to make washed coal, we have adapted our coal washing process to increase washed coal yield. Doing so has also resulted in less coal slurries but more mid-coal being produced, which resulted in the revenue fluctuations for both mid-coal and coal slurries for the six months ended December 31, 2015 and 2014. The market softening made our coal operation more unprofitable over time, so we suspended all our coal and coke production in December 2015. We had no coal revenues for the three months ended December 31, 2015.

Revenue and quantity sold of syngas product for the three months ended December 31, 2015 and 2014 are as follows:

Syngas
Revenue

Three months ended December 31, 2014	$2,139,171

Three months ended December 31, 2015	4,520,206
Increase (decrease) in $	$2,381,035
Increase (decrease) in %	111.31%

Quantity sold (metric tons)

Three months ended December 31, 2014	21,376,386

Three months ended December 31, 2015	46,832,764
Increase (decrease) in metric tons	25,456,378
Increase (decrease) in %	119.09%

Revenue and quantity sold of syngas product for the six months ended December 31, 2015 and 2014 are as follows:

Syngas
Revenue

Six months ended December 31, 2014	$2,139,171

Six months ended December 31, 2015	8,046,660
Increase (decrease) in $	$5,907,489
Increase (decrease) in %	276.16%

Quantity sold (metric tons)

Six months ended December 31, 2014	21,376,386

Six months ended December 31, 2015	82,675,816
Increase (decrease) in metric tons	61,299,430
Increase (decrease) in %	286.76%

For the three months ended December 31, 2015, syngas revenues increased by 111.31%, as compared to the same period of last year, resulting from a 119.09% increase in quantity of syngas sold and change of exchange rate without any change of the selling price of syngas in RMB. For the six months ended December 31, 2015, syngas revenues increased by 276.16%, as compared to the same period last year, resulting from a 286.76% increase in the quantity of syngas sold and change of exchange rate without any change of the selling price of syngas in RMB.

Our syngas operation was launched in October 2014. Our revenues from syngas have kept increasing since commencing in October 2014. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. Our coke gasification capacity has kept increasing from month to month since October 2014 to December 31, 2015. We believe that revenues from syngas will keep increasing along with the improvement of our production techniques and the expansion of the production capacity.

Cost of Revenue

Cost of revenues decreased by 68.15%, from $9,989,469 to $3,181,705 for the three months ended December 31, 2015 compared to the same period last year. Cost of revenues decreased by 64.67%, from $21,281,963 to $7,519,026 for the six months ended December 31, 2015 compared to the same period last year. The decrease was mainly driven by lower sale volumes for our coal and coke products. However, the decrease from our coal and coke sales was partially offset by the increasing sales from our syngas operations whose revenues contributed higher gross profit margin.

Gross Profit

Gross profit was $2,182,656, a decrease of $505,194 or 18.80% from $2,687,850, for the three months ended December 31, 2015 as compared to the same period last year. The decrease was mainly because the sales of coal and coke declined despite the higher gross profit contributed from the sales of syngas which raised our annual gross margin from 21.20% to 40.69% for the period.

Gross profit was $4,287,573, a decrease of $681,619 or 13.72% from $4,969,192, for the six months ended December 31, 2015 as compared to the same period last year. The decrease was mainly because the sales of coal and coke declined despite of the higher gross profit contributed from the sales of syngas which raised our annual gross margin from 18.93% to 36.32%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $49,429,217 for the three months ended December 31, 2015, an increase of $47,264,672 or 2183.58% from $2,164,545 as compared to the same period a year ago. Selling expenses decreased by $28,819 or 82.13% to $6,272, from slight reduction in expenses relating to selling activities. General and administrative expenses increased by $47,293,491 or 2220.92%, to $49,422,945, mainly due to the closing of coal and coking productions at December 31, 2015 which resulted in: 1) impairment loss of $23,820,387 from construction in progress of our new coking plant which had been sold on January 25, 2016, 2) impairment loss of $2,094,646 from plant and equipment related to our discontinued coal and coking productions, and 3) impairment loss of $19,489,408 included in the amortization expense related to the land use right of the new coking plant which had been sold on January 25, 2016.

Operating expenses, which consist of selling expenses and general and administrative expenses, was $50,615,182 for the six months ended December 31, 2015, an increase of $47,528,678 or 1539.89% from $3,086,504 as compared to the same period a year ago. Selling expenses decreased by $37,317 or 53.88%, to $31,938, from a slight reduction in expenses relating to selling activities. General and administrative expenses increased by $47,565,995 or 1576.47%, to $50,583,244, mainly due to the closing of coal and coking operations at December 31, 2015 which resulted in: 1) an impairment loss of $23,820,387 from construction in progress of our new coking plant which was sold on January 25, 2016, 2) an impairment loss of $2,094,646 from plant and equipment related to our discontinued coal and coking productions, and 3) an impairment loss of $19,489,408 included in the amortization expense related to the land use right of the new coking plant which was sold on January 25, 2016.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended December 31, 2015, interest expense, which mainly results from interest accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $1,255,062, a decrease of $247,279 or 16.46%, from $1,502,341 as compared to the same period a year ago, which decrease mainly resulted from the decrease of the total average principal of the loans. Interest income mainly consisted of interest income accrued from cash deposits in financial institutions for the three months ended December 31, 2015. Interest income consist of interest income accrued from the loan to CPL and interest income from cash deposits in financial institutions for the three months ended December 31, 2014. Interest income was $25, which is a decrease of $62,831 or 99.96%, from $62,856 a year ago, due to the loan collection from CPL on August 2014 and January 2015. Other finance expenses for the three months ended December 31, 2015, which consists of bank service fees and currency exchange gain or loss, were $59,900, an increase of $8,664 or 16.91% as compared to the same period a year ago.

For the six months ended December 31, 2015, interest expense, which mainly results from interest accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $2,532,043, a decrease of $467,511 or 15.59%, from $2,999,554 as compared to the same period a year ago, which decrease mainly resulted from the decrease of the total average principal of the loans. Interest income mainly consisted of interest incomes accrued from cash deposits in financial institutions for the six months ended December 31, 2015. Interest income consists of interest income accrued from the loan to CPL and interest income from cash deposits in financial institutions for the six months ended December 31, 2014. Interest income was $57, which was a decrease of $165,050 or 99.97%, from $165,107 a year ago, due to the loan collection from CPL on August 2014 and January 2015. Other finance expenses for the six months ended December 31, 2015, which consists of bank service fees and currency exchange gain or loss, were $64,845, an increase of $12,946 or 24.94% as compared to the same period a year ago.

We also recorded the income from change of fair value of warrants in the amount of $269,143 for the three months ended December 31, 2015, compared to the expense of $5,452,865 for the three months ended December 31, 2014. For the six months ended December 31, 2015 we recorded the income from change of fair value of warrants in the amount of $2,804,555 as compared to income of $3,425,703 in the same period of last year. The income from change of fair value of warrants mainly resulted from the increase in volatility of our stock price during the comparable period and the issuance of warrants and options related to the September 24, 2014 Security Purchase Agreement under which we issued 2,818,845 shares of common stock, Series A warrants to purchase an aggregate of 1,409,423 common shares, and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other expense of $1,045,794 for the three months ended December 31, 2015 compared to other income of $3,962,144 for the same period a year ago. We had other income of $207,724 for the six months ended December 31, 2015 compared to other income of $539,357 for the same period a year ago.

Provision for Income Taxes

Provision for income tax over the three months ended December 31, 2015 decreased by $106,534 to $397,057 from the same period a year ago due to the decrease of our taxable operating incomes from our consolidated subsidiaries.

Provision for income tax over six months ended December 31, 2015 decreased by $131,879 to $861,565 from the same period a year ago due to the decrease of our taxable operating incomes from our consolidated subsidiaries.

Net income (loss)

We reported net loss of $48,689,412, including the change of $269,143 in fair value of warrants, for the three months ended December 31, 2015, as compared to net income of $3,981,858 for the same period a year ago.

We reported net loss of $46,981,450, including the change of $2,804,555 in fair value of warrants, for the six months ended December 31, 2015, as compared to net income of $1,428,601 for the same period a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015, we had a working capital deficit in the amount of $26,995,453 as compared to working capital deficit in the amount to $25,400,753 at June 30, 2015. The change of working capital deficit resulted from the follow factors: 1) our operations contributed working capital of $3,966,520 which reflected a net loss of $46,981,450, depreciation and amortization of $20,647,814 which included an impairment loss of $19,489,408 from our intangible assets related to our disposed coking plant deal made on January 25, 2016, impairment losses of $25,914,646 in total over CIP and equipment and plant, an impairment loss of $1,870,436 from our inventories due to our discontinued coal and coke operations, and change of long-term warrants values of $2,515,074; 2) coal acquisition payment of increased working capital deficit by $4,586,576; and 3) the effect on the exchange rate contributed working capital by $1,493,517.

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

In summary, our cash flows are as follows:

	For the six months ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$6,781,629	$(4,965,172)
Net cash used in investing activities	$(4,586,576)	$(10,197,925)
Net cash provided by (used in) financing activities	$(2,168,546)	$15,220,921

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2015 was approximately $6.78 million as compared to net cash used in operating activities of approximately $4.97 million for the six months ended December 31, 2014. Except for $47,376,594 in non-cash adjustments such as depreciation, amortization and depletion, bad debt expenses, impairment reserves and change in fair value of warrants which increased our cash-based net loss, net operating inflow for the six months ended December 31, 2015 resulted from the following factors: (1) other receivables decreased by $4,752,481 due to the collection of deposits for an assets auction, (2) advances to suppliers decreased by $3,972,159, due to the receipt of raw material, which is prepaid in advance, (3) accounts payable increased by $333,209, (4) our taxes payable increased by $488,119 due to the payables of VAT tax and income tax which were scheduled to be paid in February 2016. Cash inflow was mainly offset as follows: (1) our accounts receivable increased by $1,047,699, due to the increase in credit line the Company extended to two new customers during the period, (2) inventories increased by $607,144 due to a marked decrease in sales and (3) a decrease of $1,504,640 from other payables and accrued liabilities mainly due to the repayment of interest payable.

Net cash used in operating activities for the six months ended December 31, 2014 was approximately $4.97 million as compared to net cash used in operating activities of approximately $0.76 million for the same period last year. Except for $1,155,721 in non-cash adjustments such as depreciation, amortization and depletion, bad debt allowance and change in fair value of warrants which increased our cash-based net income, net operating inflow for the six months ended December 31, 2014 resulted from the following factors: (1) inventories decreased by $5,035,275 due to a credit line increase to two new customers and sales to these customers, and a decrease in finished goods; (2) other payables and accrued liabilities increased by $1,778,225, due to the increase of construction deposit of $0.88 million, accrued unpaid interest of $0.88 million and salary payables of $0.12 million, (3) our taxes payable increased by $1,263,983 due to VAT payable and income tax which was paid on time in January 2015. Cash inflow was mainly offset as follows: (1) our accounts receivable increased by $9,093,126, due to Hongli’s increase in its credit line for its customers during the period to promote the sales; (2) advances to suppliers increased by $1,106,222, due to the postponement of the delivery of materials purchased during the period; (3) accounts payable decreased by $2,975,332 mainly due to decreased raw materials purchases during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 was approximately $4.59 million. During the six months ended December 31, 2015, we repaid $4.59 million related to our coal acquisitions made in prior years.

Net cash used in investing activities for six months ended December 31, 2014 was approximately $10.20 million. We collected loan receivable of $4.5 million from CPL and invested $14,497,925 in coke gasification construction.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was approximately $2.17 million. During the six months ended December 31, 2015, we repaid loans from our shareholder and the CEO, Mr. Lv Jianhua, in an amount of approximately $0.21 million. During the same period, we obtained an additional loan from CPL for $1.64 million and repaid loans from CPL of $3.6 million.

Net cash provided by financing activities was approximately $15.22 million. During the six months ended December 31, 2014, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.2 million and obtained an additional loan from our shareholder and the CEO, Mr. Lv Jianhua, in an amount equal to approximately $2.02 million.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our Chairman and funds raised in private placements of our securities.

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

On January 20, 2015, Hongli repaid the loan of $8,132,990 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Bairui Trust reached an agreement to extend the loans of approximately $12.74 million (RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%.

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 or RMB 180 million was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 2, 2016.

As of December 31, 2015, the loans from Bairui Trust were as follows:

Loan Amount (in USD)	Loan Amount (in RMB)	Due Date	Interest Rate
$12,015,343	¥78,000,000	April 2, 2016	11.88%
27,727,714	180,000,000	April 2, 2016	11.88%
$39,743,057	¥258,000,000

The principal of the loans from Bairui Trust and the related accrued interest payable were restructured and sold to a third party by a Credits and Debts Transfer Agreement made on January 10, 2016.

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a loan agreement of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. This loan is not secured by any collateral or guarantee. As of December 31, 2015, the outstanding loan from Capital Paradise Limited was $273,769.

Our business plan involves growing our business through:

Developing and installing a facility for the conversion of coal and coke into a clean-burning synthetic gas (syngas). We plan to expand our coke gasification capacity as we gain more experience in this field. We also started construction of underground coal gasification project, which is approved and supported by the local government as a Scientific and Technological Practical Project. Once the UCG project is completed, we hope to be one of the leading companies in China for UCG, which will help us execute our green energy strategy.

The following is expected to require capital resources:

•	Coke gasification project. We had completed installation of our first stage coke gasification equipment on October 2014, which cost us approximately $8 million or RMB 49 million in total. After then, we invested an additional $6.6 million to commence a technology upgrade project on the existing coke gasification equipment to double the total production capacity to 50,000 cubic meters per hour. We are seeking other locations which have enough syngas demands in that area to expand our coke gasification business. We plan to determine whether to invest in more equipment, totaling approximately $30 million, within the coming two years based on our syngas operation development and market situation. All the investment will be funded from our operating cash flow, loans from third parties, or cooperation with other investors using our experience and technology.

•	Coal underground gasification project. On August 28, 2014, we entered in a cooperative agreement with North China Institute of Science and Technology at underground coal gasification development to refine and implement a technology at converting underground coals into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of symgas or 880,000 cubic meters of syngas per hour in all four coal mines.

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

Accounts receivables, trade

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of December 31 and June 30, 2015, $717,257 and $217,905 allowance for doubtful accounts was provided, respectively.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of December 31 and June 30, 2015, we have recognized impairment of $45,404,054 (including an impairment loss of $19,489,408 reported as part of our amortization expense) and $2,431,718 against long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the six months ended December 31, 2015.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At December 31, 2015, we had $46,832 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

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

As management views the current market for steel, coke and coal as weak, in order to better orient the Company toward clean energy production, and to increase the low income and profits of the Company, on November 25, 2015, the Company entered into a Termination of Coking Operation Lease and New Lease on Land with Pingdingshan Hongfeng Coal Processing and Coking Ltd. (“Hongfeng”). According to this agreement, the Company terminated its lease of the No. 1 coke oven in Pingdingshan Hongyetai Industry and Trade Co., Ltd. (“Hongyetai”), which will effectively terminate in April 2016. Since November 2015, the Company has stopped producing any coke. The agreement also provides that starting from January 1, 2016, the Company will begin leasing a lot of 50,000 square meters north of the Hongyetai factory, where the aboveground coke gasification facilities are located, in order to produce syngas. The new lease has a term of one year, and a monthly rent of 50,000 RMB.

On January 10, 2016, the Company entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, the Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. According to the Credits and Debts Transfer Agreement, the Company transferred those credit assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct collection efforts and the clearance by itself. The Company shall compensate Guangyao regarding the difference of RMB 20,007,058.78 between the book value of the transferred credit assets and debts. The Company shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. With regard to the Credits and Debts Transfer Agreement, Guangyao will be responsible for negotiating with the Company’s creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance of this agreement, and for enforcement of any arbitration or lawsuits.

On January 25, 2016, the Company entered into an Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction with Guangyao. As of December 31, 2015, the Company’s 900,000 tons of stamp-charging coking assets in construction had a book value of RMB 319,531,307.61. Based on the agreement, the Company agrees to transfer to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay the Company all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
3.5	Amended and Restated By-laws (3)
4.1	Specimen Stock Certificate of Hongli Clean Energy Technologies Corp. (3)
10.1	Translation of Termination of Coking Operation Lease and New Lease on Land by and between Pingdingshan Hongfeng Coal Processing and Coking Ltd. and Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. dated November 25, 2016*
10.2	Credits and Debts Transfer Agreement by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 10, 2016.*
10.3	Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 25, 2016.*
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated February 16, 2016 *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed by the Company with the SEC on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

Dated: February 16, 2016	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2016	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

