Form 10-Q
period 2016-03-31
Hongli Clean Energy Technologies Corp.
filed 2016-05-23
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-15931

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kuanggong Road and Tiyu Road 10th Floor Chengshi Xin Yong She, Tiyu Road, Xinhua District Pingdingshan, Henan Province People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

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

As of May 23, 2016, the registrant had 23,960,217 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67,522	$81,605
Accounts receivable, net	3,532,687	13,970,451
Other receivables and deposits	6,440,435	4,928,967
Inventories	710,519	3,191,605
Advances to suppliers	-	8,216,127
Prepaid expenses	-	16,670
Total current assets	10,751,163	30,405,425

PLANT AND EQUIPMENT, net	14,464,389	18,750,242

CONSTRUCTION IN PROGRESS, net	-	65,420,768

OTHER ASSETS
Prepayments	-	19,674,034
Intangible assets, net	1,603,655	56,355,185
Long-term investments	1,240,435	2,920,247
Other assets	-	114,589
Total other assets	2,844,090	79,064,055

Total assets	$28,059,642	$193,640,490

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loans	$273,769	$44,471,220
Accounts payable, trade	182,214	70,164
Other payables and accrued liabilities	698,751	4,503,689
Other payables - related party	576,075	736,596
Acquisition payable	-	4,747,250
Customer deposits	-	80,306
Taxes payable	360,746	907,472
Current portion of warrants liability	-	289,481
Total current liabilities	2,091,555	55,806,178

LONG TERM LIABILITIES
Long term loans	-	-
Warrants liability	111,094	2,626,168
Total long term liabilities	111,094	2,626,168

Total liabilities	2,202,649	58,432,346

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,960,217 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	23,960	23,960
Additional paid-in capital	6,318,600	6,846,397
Statutory reserves	2,064,961	3,689,941
Retained earnings	12,557,470	108,831,633
Accumulated other comprehensive income	4,892,002	11,484,613
Total Hongli Clean Energy Technologies Corp's equity	25,856,993	130,876,544

NONCONTROLLING INTERESTS	-	4,331,600

Total equity	25,856,993	135,208,144

Total liabilities and equity	$28,059,642	$193,640,490

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015

REVENUE	$4,516,107	$10,860,134	$16,322,706	$37,111,289

COST OF REVENUE	1,528,863	6,846,870	9,047,889	28,128,833

GROSS PROFIT	2,987,244	4,013,264	7,274,817	8,982,456

OPERATING EXPENSES:
Selling	6,114	34,585	38,052	103,840
Impairment on intangible assets	-	-	19,270,003	-
Impairment on equipment	-	-	2,070,683	-
Impairment on construction in progress	-	-	23,552,226	-
Loss from Inventories LCM	-	-	1,849,379	-
Bad debt expense	-	96,625	1,708,567	1,645,659
General and administrative	473,588	797,540	2,042,833	2,265,755
Total operating expenses	479,702	928,750	50,531,743	4,015,254

INCOME (LOSS) FROM OPERATIONS	2,507,542	3,084,514	(43,256,926)	4,967,202

OTHER INCOME (EXPENSE)
Interest income	10	190	67	165,297
Interest expense	(4,778)	(1,264,104)	(2,509,311)	(4,263,658)
Other finance expense	(58,940)	(563)	(123,785)	(52,462)
Gain on debt restructure	6,857,707	-	6,857,707	-
Loss on disposal of subsidiaries	(30,034,623)	-	(30,034,623)	-
Loss on disposal of Underground Coal Gasification project	(31,244,185)	-	(31,244,185)	-
Loss on disposal of equipment	(68,573)	-	(68,573)	-
Change in fair value of warrants	89,754	1,889,365	2,804,555	5,315,068
Total other income (expense), net	(54,463,628)	624,888	(54,318,148)	1,164,245

INCOME (LOSSES) BEFORE INCOME TAXES	(51,956,086)	3,709,402	(97,575,074)	6,131,447

PROVISION FOR INCOME TAXES	-	719,551	851,866	1,712,995

NET INCOME (LOSS)	(51,956,086)	2,989,851	(98,426,940)	4,418,452

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	403,014	676,095	(6,592,611)	846,600

COMPREHENSIVE INCOME (LOSS)	$(51,553,072)	$3,665,946	$(105,019,551)	$5,265,052

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,960,217	23,960,217	23,960,217	23,076,987

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$(2.17)	$0.12	$(4.11)	$0.19

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(98,426,940)	$4,418,452
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,179,704	1,052,240
Amortization and depletion	383,685	53,126
Impairment loss on intangible assets	19,270,003
Impairment loss on equipment	2,070,683	-
Impairment loss of CIP	23,552,226	-
Loss from inventories LCM	1,849,379	-
Bad debt expense	1,708,567	1,645,659
Gain on debt restructure	(6,857,707)	-
Loss on disposal of subsidiaries	30,034,623	-
Loss on disposal of Underground Coal Gasification project	31,244,185	-
Loss on disposal of equipment	68,573	-
Change in fair value of warrants	(2,804,555)	(5,315,068)
Amortization of prepaid expenses	16,670	58,331
Change in operating assets and liabilities
Accounts receivable, net	(4,598,733)	(8,428,248)
Other receivables	4,702,507	841,985
Inventories	482,910	5,450,252
Advances to suppliers	3,927,443	(1,215,314)
Accounts payable, trade	118,348	(2,936,709)
Other payables and accrued liabilities	(1,231,320)	(807,441)
Taxes payable	(44,755)	863,744
Net cash provided by (used in) operation activities	6,645,496	(4,318,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loans receivable	-	8,232,037
Loan out pricipal of loans receivable	-	(200,000)
Payments of gasification equipment	-	(6,511,939)
Purchase of euipment	-	(7,040,567)
Payments of coal mine acquisition	(4,534,942)	-
Net cash used in investing activities	(4,534,942)	(5,520,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans - Bairui Trust	-	(8,132,990)
Preceeds from short-term loans - CPL	1,638,416	2,958,329
Repayment of short-term loans - CPL	(3,601,712)	-
Proceeds from issuance of common stock	-	13,204,539
Proceeds from (payment to) related parties	(126,515)	1,380,735
Net cash provided by (used in) financing activities	(2,089,811)	9,410,613

EFFECT OF EXCHANGE RATE ON CASH	(34,826)	340,686

INCREASE (DECREASE) IN CASH	(14,083)	(88,161)

CASH, beginning of period	81,605	191,992

CASH, end of period	$67,522	$103,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,161,098	$1,330,554
Cash paid for interest expense, net of capitalized interest	$4,067,231	$4,893,353

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Common stock issued for a service fee	$-	$100,000
Issuance of warrants related to the sale of common stock	$-	$10,047,356
Transfer of construction in progress into plant and equipment	$6,260,425	$7,040,567
Disposal equipment without cash received	$6,406,780	$-
Disposal of Construction in progress of UCG	$32,682,347	$-
Disposal of subsidiaries with mineral materials	$32,563,822	$-
Repayment loans from Bairui with debt restructure	$40,345,344	$-

The accompanying notes are an integral part of the consolidated financial statements

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Stock		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, July 1, 2014	21,121,372	$21,121	$3,592,053	$3,689,941	$112,295,407	$10,410,182	$4,331,600	$134,340,304
Issuance of common shares	2,838,845	2,839	3,254,344					3,257,183
Net income					(3,463,774)			(3,463,774)
Foreign currency translation adjustments						1,074,431		1,074,431
BALANCE, June 30, 2015	23,960,217	23,960	6,846,397	3,689,941	108,831,633	11,484,613	4,331,600	135,208,144
Disposal subsidiaries			(527,797)	(1,624,980)	2,152,777		(4,331,600)	(4,331,600)
Net income					(98,426,940)			(98,426,940)
Foreign currency translation adjustments						(6,592,611)		(6,592,611)
BALANCE, March 31, 2016 (Unaudited)	23,960,217	$23,960	$6,318,600	$2,064,961	$12,557,470	$4,892,002	$-	$25,856,993

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

The Company is an energy producer which is in the processing of transformation from providing multifunctional energy products to focus on providing clean burning energy located in the People Republic of China (“PRC” or “China”). The Company currently generates only one kind of its products, synthetic gas, although it could also produce raw coal, washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar, crude benzol and electricity before the Company closed its coal and coke production on December 2015, and disposed its coal and coking assets during the first quarter of 2016. All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements.

Due to the continuing provincial-wide consolidation program in Henan since 2010 that applied to the Company’s all coal mines, no raw coal mined by the Company since 2011.

The Company used to wash coal and generate coke products. Due to increasing stringent environments requirements and the declining of the price of coke products, the Company decided to suspend the production of washed coal and coke products since the beginning of December 2015 and sold the assets related to coal washing and coking operations in January and March 2016 respectively, considering the change of policy and the environment of the market.

The Company also generated electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations. The Company has not generated any electricity since July 2014, because of one of our coking plant was closed and no gas emitted without coking process. The Company holds equipment and related assets of electricity generation with the plan of using over supplied Synthetic gas which we generate in our gasification facility to adjust balance of Synthetic gas generations and the demand.

The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. Synthetic gas is clean-burning fuel which was encouraged by the government. Syngas is the only products that the Company produces currently.

On August 28, 2014, the Company entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into Syngas. The UCG project was approved by a local governmental agency to be Science & Technology Practice Project. The Company initially planned to implement the UCG technology to all its coal mines once UCG construction completed and ensures it can achieve economic efficiency. However, the development and economic effectiveness of UCG was out of the Company’s initial expectation. The Company sold the whole project together with selling coal mines in March 2016.

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

Beginning from the earlier 2016, Chinese Government implemented a series of policies to cut off or limit the national wide production capacity at various industries, including governmental and private companies, to restructure the country’s economy, especially focus on crude steel related production and coal and coke related industries. The changes of the policies from Chinese Government and the environment of macro-economy had significantly limited the Company’s ability to resume its coal mining and coke production operations in the soon future. Therefore, the Company disposed most of its coal and coke related business in March 2016.

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid.

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
Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)

•   A PRC limited liability company

•   Incorporated on July 19, 2007

•   Registered capital of $396,000 (RMB 3,000,000) fully funded

•   Consolidated and merger Shunli’s coal in July 2014

•   Sold out by Hongli on March 25, 2016

		VIE by contractual arrangements as a wholly-owned subsidiary of Hongli before it was sold out on March 25, 2016
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

•   A PRC limited liability company

•   Incorporated on December 6, 2007

•   Registered capital of $559,400 (RMB 3,634,600) fully funded

•   60% of equity ownership acquired by Hongli on May 20, 2011

•   Sold out by Hongli on March 25, 2016

		VIE by contractual arrangements as a 60% owned subsidiary of Hongli before it was sold out on March 25, 2016
Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)

•   A PRC limited liability company

•   Incorporated on March 17, 2009

•   Registered capital of $620,200 (RMB 4,029,960) fully funded

•   60% of equity ownership acquired by Hongli on May 20, 2011

•   100% of equity ownership acquired by Hongchang on June 20, 2012

•   Sold out by Hongli together with Hongchang Coal on March 25, 2016

		VIE by contractual arrangements as a 100% owned subsidiary of Hongchang before it was sold out on March 25, 2016

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

•   Sold out by Hongli on March 25, 2016

VIE by contractual arrangements as a wholly-owned subsidiary of Hongli before it was sold out on March 25, 2016.
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	• A PRC limited liability company • Incorporated on May 17, 2011 • Registered capital of $4,620,000 (RMB 30 million) fully funded • Sold out by Hongli on March 25, 2016	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli before it was sold out on March 25, 2016.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	March 31, 2016	June 30, 2015
Total current assets	$10,999,249	$7,938,342
Total assets	$28,308,007	$176,470,756
Total current liabilities	$33,967,435	$90,206,205
Total liabilities	$33,967,435	$90,206,205

Presently, the Company’s coke gasification related operations are carried out by Hongli. Except for coke gasification, other operations were halted and related assets and equipment were sold as of March 31, 2016. Before halting and disposal of, operations were organized and allocated as follow: coking operation should be carried out by Baofeng, coking coke and coal trading activities should be carried out by Hongli, electricity generation should be carried out by Hongguang Power, and coal related operations should be carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, respectively.

Liquidity and going concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. The Company entered into a Credit and debts Transfer Agreement to restructure our current liabilities at January 2016 which made the Company has working capital in the amount to $8,659,608 as of March 31, 2016, however, the Company disposed assets and equipment related to its coal and coking operations in January and March 2016, which result net loss in the amount to $98,426,940 for the nine months ended of March 31, 2016. The Company’s operations scale was cut largely and the remaining business of coke gasification has not stood up to make up the significantly contracting of coal and coking business, all these has substantial doubt about the Company’s ability to continue as a going concern.

In an effort to improve its financial position and operations, the Company is working to transform all its resource to invest in green and new energy business, included but not limited to coke gasification and electricity generation. In addition, the management also do their effort to fund more capital to extend its current coke gasification operation to make up operation result shortly. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Basic of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The information included in this Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis” section, and the financial statements and notes thereto, included in the Annual Report.

Principles of consolidation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs – Hongli and its subsidiaries. However, for Hongli’s subsidiaries which were sold on March 25, 2016, including Hongchang Coal, Shunli Coal, Xingsheng Coal, Shuangrui Coal, Zhonghong, and Hongrun, their operating results were consolidated in our financial statements for the periods prior to their sales. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the nine months ended March 31, 2016 and 2015, the Company did not generate any electricity power because Hongguang Power was temporally closed since July 2014.

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

The balance sheet amounts, with the exception of equity, at March 31, 2016 and June 30, 2015 were translated at RMB 6.45 to $1 and RMB 6.11 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.39 to $1 and RMB 6.15 to $1 for the nine months ended March 31, 2016 and 2015, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

	Carrying value at March 31, 2016	Fair value measurement at March 31, 2016
		Level 1	Level 2	Level 3
Warrants liability	$111,094	$-	$111,094	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015
Beginning fair value	$2,915,649	$16
Realized gain recorded in earnings	(2,804,555)	(7,131,724)
Granted financial instrument	-	10,047,357
Ending fair value	$111,094	$2,915,649

	March 31, 2016	June 30, 2015
Number of shares exercisable	1,671,664	1,721,664
Range of exercise price	$6.38-48.00	$6.08-48.00
Stock price	$0.35	$1.75
Expected term (years)	1.02-2.98	0.00-3.24
Risk-free interest rate	3.03%	0.02-1.34%
Expected volatility	101.65-112.10%	51-88%

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the nine months ended March 31, 2016 and 2015, the Company’s two long term investments were not considered impaired, included the one of long-term investments disposed on March 25, 2016.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits. As of March 31, 2016 and June 30, 2015, the Company had $51,511 and $37,911 of cash deposits, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable, net

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of March 31, 2016 and June 30, 2015, $0 and $217,905 allowance for doubtful accounts was provided, respectively.

Other receivables and deposit

Other receivables include security deposit made for auction of purchasing non-performing assets, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. There were $810 and $0 of allowances for doubtful accounts provided as of March 31, 2016 and June 30, 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2016 and June 30, 2015, amount to $746,990 and $44,597 was reported as allowance for impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews aging of advances to suppliers and changes in materials receiving trends and records an allowance when management believes collection of materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of March 31, 2016 and June 30, 2015, $0 and $1,512,785 allowance for doubtful accounts was provided, respectively.

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

Construction-in-progress (“CIP”) includes direct costs of constructions for coke gasification facility, UCG underground safety improvement, and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the nine months ended March 31, 2016 and 2015, no interests were capitalized into CIP for construction is halted during the period. All other interest is expensed as incurred. CIP is not depreciated until such time the asset in question is completed and put into service.

Security deposit

A deposit was made to Henan Coal Seam Gas and is related to a joint venture between the Company and Henan Coal Seam Gas (see Note 12). Management regularly reviews aging of the deposit and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of March 31, 2016 and June 30, 2015, $4,621,286 and $4,887,984 allowance for doubtful accounts was provided, respectively.

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

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Management believes that no impairment charge was necessary as of March 31, 2016 and June 30, 2015.

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

The Company did not record any asset retirement obligation as of March 31, 2016 and June 30, 2015 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the nine months ended March 31, 2016 and 2015.

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

Non-controlling interests

As further discussed in Note 20, noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the nine months ended March 31, 2016 and 2015, there was no net income or loss attributable to such noncontrolling interests because Xingsheng Coal was not operational during such periods. On March 25, 2016, the Company entered into an asset and equity transfer agreement with Hongfeng to sell its coal and coke related assets and subsidiaries, which included Xingsheng Coal. Therefore, no non-controlling interests were reported as of March 31, 2016.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the year ended June 30, 2016.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this standard, effective as of June 30, 2016. There was no impact from this adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Note 3 – Concentration risk

For the three months ended March 31, 2016, 100% of the Company’s total revenues were from one customer. For the nine months ended March 31, 2016, 75.9% of the Company’s total revenues were from two customers who accounted for 62.7%, and 13.2% of total revenues, respectively. For the three months ended March 31, 2015, 78.2% of the Company’s total revenues were from four customers who accounted for 31.1%, 17.8%, 16.0% and 13.3% of total revenues, respectively. For the nine months ended March 31, 2015, 52.5% of the Company’s total revenues were from three customers who accounted for 22.0%, 15.9% and 14.6% of total revenues, respectively.

For the three months ended March 31, 2016, the Company has no raw material purchases. For the nine months ended March 31, 2016, four main suppliers provided 50.5% of total raw material purchases, each supplier accounting for 15.8%, 12.8%, 11.7% and 10.2% of total raw material purchases, respectively. For the three months ended March 31, 2016, three main suppliers provided 91.8% of total raw material purchases, each supplier accounting for 43.6%, 30.7% and 17.5% of total raw material purchases, respectively. For the nine months ended March 31, 2015, three main suppliers provided 55.3% of total raw material purchases, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables and deposit

Other receivables and deposit consisted of the following:

	March 31, 2016	June 30, 2015
Security deposit for auction	$-	$4,910,949
Receivables related to disposals of assets and subsidiaries	6,439,195	-
Advances to employees	2,050	18,018
	6,441,245	4,928,967
Less: allowance for doubtful accounts	(810)	-
	$6,440,435	$4,928,967

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 (RMB 20 million) as a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program, valued collectively at $19.5 million (RMB 120 million). Should Hongli win the auction, the deposit would be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On September 18, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2013. On September 26, 2013, the parties entered into another agreement for Hongli to pay $1,637,000 (RMB 10 million) as additional security deposit. Should Hongli win the auction, this additional deposit would also be applied against Hongli’s bid price for the assets. Otherwise, PRCCU would refund the deposit back to Hongli before December 31, 2013. On December 30, 2013, the parties entered into a supplemental agreement to postpone the auction date and to extend the deposit refund date to December 31, 2014. On January 23, 2015, PRCCU issued a notice indicating that the transaction is terminated due to PRCCU’s internal issues. On September 25, 2015, the Company had received the deposit of $4,910,949 or RMB 30 million from PRCCU.

Receivables related to disposals of assets and subsidiaries

On January 10, 2016, the Company entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, the Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. According to the Credits and Debts Transfer Agreement, the Company transferred those credit assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. The Company shall compensate Guangyao regarding the difference of $3,102,182 or RMB 20,007,058.78 between the book value of the transferred credit assets and debts. The Company shall pay $3,102,182 or RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. With regards to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with the Company’s creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

On January 25, 2016, the Company entered into an Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction with Guangyao. As of December 31, 2015, the Company’s 900,000 tons of stamp-charging coking assets in construction are worth RMB 319,531,307.61. Based on the agreement, the Company agrees to transfer to Guangyao the 900,000 tons of stamp-charging coking assets in construction for $7,084,768 or RMB 45,692,140. Guangyao shall pay the Company all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared.

Beginning from the earlier 2016, Chinese Government implemented a series of policies to cut off or limit the national wide production capacity at various industries, including governmental and private companies, to restructure the country’s economy, especially focus on crude steel related production and coal and coke related industries. The changes of the policies from Chinese Government and the environment of macro-economy had significantly limited the Company’s ability to resume its coal mining and coke production operations in the soon future. Therefore, the Company disposed all its coal and coke related business in March 2016.

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid.

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

For the three months ended March 31, 2016 and 2015, no interest income was from loans receivable. For the nine months ended March 31, 2016 and 2015, interest incomes from loans receivable amounted to $0 and $164,400, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2016	June 30, 2015
Raw materials	$-	$31,074
Work in process	-	839,729
Supplies	2,690	21,177
Finished goods	1,454,819	2,344,222
Total	1,457,509	3,236,202
Less: impairment reserve	(746,990)	(44,597)
Total inventories, net	$710,519	$3,191,605

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advances to suppliers amounted to $0 and $8,216,127 as of March 31, 2016 and June 30, 2015, respectively. As of March 31, 2016 and June 30, 2015, the Company reported $0 and $1,512,785 as allowances for doubtful advance to suppliers accounts.

For the three months ended March 31, 2016 and 2015, the Company provided allowance for the long-term outstanding advances amounted to $0 and $667,175 respectively. For the nine months ended March 31, 2016 and 2015, the Company provided allowance for long-term outstanding advances amounted to $1,191,305 and $667,175, respectively.

Note 8 – Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2016	June 30, 2015
Buildings and improvements	$6,579,065	$11,196,358
Mine development cost	-	11,828,890
Machinery and equipment	18,130,633	15,606,700
Other equipment	218,488	413,449
Total	24,928,186	39,045,397
Less: accumulated depreciation	(8,575,052)	(17,852,012)
Less: impairment reserve	(1,888,745)	(2,443,143)
Total plant and equipment, net	$14,464,389	$18,750,242

As of March 31, 2016 and June 30, 2015, the Company reported an impairment reserve over its plant and equipment in amount to $1,888,745 and $2,443,143, respectively.

Depreciation expense amounted to $392,133 and $400,032 for the three months ended March 31, 2016 and 2015, respectively, and $1,179,704 and $1,052,240 for the nine months ended March 31, 2016 and 2015, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and subsidiaries, including Hongchang Coal, Shunli Coal, Xingsheng Coal, Shuangrui Coal, Zhonghong, and Hongrun, to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million.

Note 9 – Construction in progress (“CIP”)

CIP at March 31, 2016 and June 30, 2015 amounted to $0 and $65,420,768, respectively. CIP included the following projects:

1)	Construction project to build a new coking plant with annual production capacity of 900,000 tons of cokes was commenced on February 2010. Due to a lack of funding and change of market situation, the Company placed construction on hold at October 2012. On January 25, 2016, the Company entered into an assets transfer agreement to sell the assets related to this incomplete new coking plant to a third party for the consideration of RMB 45,692,140 or approximately $7 million. As of March 31, 2016 and June 30, 2015, the Company reported $0 and $28,779,513 in the construction in progress account.

2)	Upgrade project to increase annual production capacity of the coke gasification facilities was commenced on November 2014, which is to reform the coke gasification equipment and to double the production capacity. The project was completed at July 2015. As of March 31, 2016 and June 30, 2015, the Company reported $0 and $6,553,513, respectively, in the construction in progress account.

3)	UCG underground safety construction was commenced in June 2015 to ensure that the Company’s coal mines will be complying with the legal safety requirements for underground coal gasification operations. On March 25, 2016, the Company entered into an asset and equity transfer agreement to sell its coking factory, coal related assets and subsidiaries to a third party, including the UCG underground safety construction. As of March 31, 2016 and June 30, 2015, the Company reported $0 and $30,087,742 in the construction in progress account.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Prepayments

Prepayments presented advances for constructions which consisted of the following:

	March 31, 2016	June 30, 2015
Baofeng new coking plant (1)	$-	$20,715,228
Gasification facility - Baofeng (2)	-	2,619,172
	-	23,334,400
Less: allowance for doubtful accounts	-	(3,660,366
Total	$-	$19,674,034

(1)	At October, 2012, the Company had made prepayments of approximately $19.5 million (RMB 126.5 million) toward construction of its new coking plant. These prepayments were restructured and sold on January 25, 2016 through a Credit and Debt Transfer Agreement (See Note20).

(2)	The Company entered into a construction agreement on June 16, 2015 to build underground coal gasification (“UCG”) facility which was approved by the Science and Technology Bureau of Baofeng County as an advanced technology development project with using the refining technology authorized from North China Institutes of Science and Technology. The Company made prepayments of approximately $2,464,686 (RMB 16 million) in June 2015 to a contractor. On March 25, 016, the Company entered into an asset and equity transfer agreement to sell its coking factory, coal related assets and subsidiaries to a third party, including prepayments for UCG.

Note 11 – Intangible assets

Intangible assets consisted of the following:

	March 31, 2016	June 30, 2015
Land use rights (1)	$2,430,803	$26,441,707
Mining rights (2)	-	44,432,997
Total intangible assets	2,430,803	70,874,704
Accumulated amortization – land use rights	(827,148)	(819,795)
Accumulated depletion – mining rights	-	(13,699,724)
Total intangible assets, net	$1,603,655	$56,355,185

(1)	A land use right with initial cost approximately $22.5 million (RMB 145,850,000) used for Baofeng new coking plant. was disposed on January 10, 2016 through an assets transfer agreement
(2)	The Company’s mining rights which hold by its subsidiaries, Hongchang Coal and Shuangrui Coal, were sold on March 25, 2016 through an asset and equity transfer agreement. (See Note 20)

Amortization expense for the three months ended March 31, 2016 and 2015 amounted to $15,858, and $17,718, respectively. Amortization expense for the nine months ended March 31, 2016 and 2015 amounted to $383,685 and $53,126, respectively. During the three months ended December 31, 2015, the Company recorded an impairment loss of approximately $19 million for the land use right used for the Baofeng new coking plant. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Amortization expense of the land use rights for the next five years and thereafter is as follows:

Year ending June 30,	Amortization expense
2016	$17,025
2017	68,098
2018	68,098
2019	68,098
2020	68,098
Thereafter	1,307,181
Total	$1,596,598

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Long-term investments and security deposit

Long-term investments consisted of investments accounted for using the cost or equity methods.

In February 2011, the Company invested approximately $1.3 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in Cooperative Bank, and is accounted for under the cost method. No investment income was received and recognized for the three and nine months ended March 31, 2016and 2015.

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately $15.85 million (RMB 100 million). As of June 30, 2012, approximately $3.17 million (RMB 20 million) was funded, of which $1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately $6.2 million (RMB 39.2 million) should be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. On March 25, 2016, the Company terminated above cooperations with Henan Coal Seam Gas by selling out Zhonghong together with the Company’s subsidiaries and assets related to coal and coking operations through a Business and Assets Transfer Agreement. (See Note 20)

In addition, a deposit of $4,881,224 (RMB 30,000,000) was made on December 23, 2011 to Henan Coal Seam Gas in connection with the joint venture. Due to management’s review of the collectability of the deposit, the Company recognized $4,881,224 allowance against this deposit.

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

For the three and nine months ended March 31, 2016 and 2015, there was no equity investment income or loss reported in our financial statements.

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

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 or RMB 180 million was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 7, 2016.

The principal of the loan from Bairui Trust and its related accrued interest payable was restructured and sold through a credit and debt transfer agreement on January 10, 2016. (See Note 20)

As of March 31, 2016 and June 30, 2015, the loans from Bairui Trust were $0 and $42,234,154, respectively.

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into an unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of March 31, 2016 and June 30, 2015, the outstanding loan from Capital Paradise Limited was $273,769 and $2,237,066.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Weight average interest rate and interest expense

Weighted average interest rate was 7% and 11.68% for the three months ended March 31, 2016 and 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was $4,778 and $1,255,062 respectively. No interest was capitalized for the three months ended March 31, 2016 and 2015.

Weighted average interest rate was 11.58% and 11.74% for the nine months ended March 31, 2016 and 2015, respectively. Total interest expense for the nine months ended March 31, 2016 and 2015 was $2,509,311 and $2,999,554, respectively. No interest was capitalized for the nine months ended March 31, 2016 and 2015.

Note 14 – Other payables and accrued liabilities

Other payables and liabilities mainly consisted of retention payable, accrued registration fee, accrued salaries, interest payable, utilities, professional services and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	March 31, 2016	June 30, 2015
Retention payable (1)	$-	$955,343
Registration payable (2)	-	475,969
Other payable	242,647	200,933
Interest payable	129,734	2,658,239
Accrued liabilities (3)	326,370	213,205
Total	$698,751	$4,503,689

(1)	Retention payable is deposit that retained by the Company for the security of the construction of the first stage coke gasification facility which was completed in September 2014. The amount of deposit will be paid one year after the construction was completed, if no quality defection occurs during the period. On January 10, 2016, the payable was sold with other assets and liabilities through the Credit and Debt Transfer Agreement. (See Note 20)

(2)	Registration payable is the amount the Company accrued for land use right registration with relevant authorities to obtain the certificate, which was used as part of Baofeng new coking plant. On January 10, 2016, the payable was sold with other assets and liabilities through the Credit and Debt Transfer Agreement. (See Note 20)

(3)	As of March 31, 2016 and June 30, 2015, $140,000 and $90,000 of salary payables included in accrued liabilities were payables to the Company’s CFO. As of March 31, 2016 and June 30, 2015, $145,000 and $0 of salary payables included in accrued liabilities were payables to the Company’s CEO.

Note 15 – Related party payables

Other payables to related parties represent loans from the Company’s CEO for working capital purpose. Loans from the CEO amounted to $576,075 and $736,596 at March 31, 2016 and June 30, 2015, respectively. Such loans are interest free and due on demand.

During the nine months ended March 31, 2016, the Company borrowed $116,312 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off daily expenses, and an amount of $242,827 loaned from Mr. Jianhua Lv had been repaid before March 31, 2016. During the nine months ended March 31, 2015, Mr. Lv paid the interest payable of $2,017,946 to Bairui Trust on behalf of the Company.

Note 16 – Acquisition payables

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal. During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and Hongli had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at approximately $4,544,053 (RMB 28 million), subject to certain price adjustments to be finalized at closing. The balance is due on demand. As of March 31, 2016 and June 30, 2015, acquisition payable was $0 and $4,747,250, respectively, which represented the accrued purchase price for the remaining 40% of Shuangrui Coal. On September 25, 2015, the Company paid $4,747,250 to the former shareholders of Shuangrui Coal.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Taxes

Income tax

CETC is subject to the United States federal income tax provisions. Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs, namely Hongyuan, Hongli, Baofeng Coking, Hongchang Coal, Xingsheng Coal, Shuangrui Coal, Hongguang Power and Zhonghong. All of them are subject to 25% enterprise income tax rate in China. On March 25, 2016, Hongchang Coal, Xingsheng Coal, Shuangrui Coal, and Zhonghong had been disposed.

The provision for income taxes consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
U.S. current income tax expense	$-	$-	-	-
BVI current income tax expense	-	-	-	-
PRC current income tax expense	-	719,551	851,866	1,712,995
Total	$-	$719,551	$851,866	$1,712,995

CETC has incurred a net operating loss for income tax purposes for 2015. As of March 31, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2035 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2016 and June 30, 2015, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the three and nine months ended March 31, 2016 and 2015 which consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Beginning balance	$1,042,000	$1,042,000	$1,042,000	$1,042,000
Additions	-	-	-	-
Ending balance	$1,042,000	$1,042,000	$1,042,000	$1,042,000

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
VAT on sales	$760,235	$3,280,167	$3,433,921	$11,207,331
VAT on purchase	$2,367	$2,374,541	$1,803,393	$8,329,437

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

Taxes payable

Taxes payable consisted of the followings:

	March 31, 2016	June 30, 2015
VAT	$335,240	$101,327
Income tax	-	633,098
Others	25,506	173,047
Total	$360,746	$907,472

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

The following is a summary of changes in options activities:

	Outstanding options
	Exercisable	Un-exercisable	Total
Outstanding, June 30, 2014	9,185	-	9,185
Granted	1,644,737	-	-
Forfeited	(9,185	-	-
Exercised	-	-	-
Outstanding, June 30, 2015	1,644,737	-	1,644,737
Granted		-
Forfeited	(1,644,737)	-	(1,644,737)
Exercised	-	-	-
Outstanding, March 31, 2016	-	-	-

Warrants

As of March 31, 2016 and June 30, 2015, warrants that were exercisable for 1,671,664 shares and 1,721,664 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $111,094and $2,915,649 at March 31, 2016 and June 30, 2015, respectively. The decrease (increase) in fair value of warrants was $89,754 and $1,889,365 for the three months ended March 31, 2016 and 2015, respectively, and $2,804,555 and $5,315,068 for the nine months ended March 31, 2016 and 2015, respectively, was recorded as gain (loss) on change in fair value of warrants.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2014, the Company closed an initial offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included Warrants A and Warrants B. The Warrants A grants investors to purchase an aggregate of 1,409,423 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $6.38 per common share and will be expired after four years from the date of issuance. Warrants B to purchase 1,644,737 shares of common stock at an exercise price of $6.08 are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of March 31, 2016, Warrants B were not exercisable.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable Warrants at $12 (3) (6)		Callable Warrants at $6 (4) (6)	Callable Warrants at $15 (5) (6)	Warrants A at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	Warrants B at $6.08 (9)	Warrants C at $6.08 (10)	Total
Outstanding, June 30, 2014	36,973	590,446	3,082,027	117,163	30,244	50,000	-	-	-	-	3,906,853
Granted	-	-	-	-	-	-	1,409,423	225,268	1,644,737	822,369	4,101,797
Forfeited	-	(590,446)	(3,082,027)	(117,163)	(30,244)	-	-	-	-	-	(3,819,880)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2015	36,973	-	-	-	-	50,000	1,409,423	225,268	1,644,737	822,369	4,188,770
Granted	-	-	-	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	(50,000)	-	-	(1,644,737)	(822,369)	(2,517,106)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding March 31, 2016	36,973	-	-	-	-	-	1,409,423	225,268	-	-	1,671,664

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The warrants underlying 36,973 shares are exercisable at any time until April 9, 2017, with remaining contractual term of 1.02 years as of March 31, 2016.

(2)	The warrants underlying 590,446 shares are exercisable at any time until February 5, 2015. This warrant was forfeited without exercising as of March 31, 2016.

(3)	The warrants underlying 3,082,027 shares and 117,163 shares are exercisable at any time until March 11, 2015 and March 18, 2015, respectively, this warrant was forfeited without exercising as of March 31, 2016.

(4)	The warrants underlying 30,244 shares are exercisable until March 11, 2015, this warrant was forfeited without exercising as of March 31, 2016.

(5)	The warrants underlying 50,000 shares are exercisable until July 1, 2015. This warrant was forfeited without exercising March 31, 2016.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 150,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	Warrants A underlying 1,409,423 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.48 years as of March 31, 2016.

(8)	The warrants issued to the placement agent underlying 225,268 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.48 years as of March 31, 2016.

(9)	Warrants B to purchase 1,644,737 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for Warrants B will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of March 31, 2016, Warrants B were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase additional 1,644,737 shares of the Company’s common stock and Warrants C to purchase 822,369 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014, , if the related option was exercised. Because that the option was expired on July 24, 2015 without exercising. As a result, Warrant C was expired accordingly.

Note 19 – Earnings (losses) per share

The following is a reconciliation of the basic and diluted earnings (losses) per share computation:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Net income (loss)	$(51,956,086)	$2,989,851	$(98,426,940)	$4,418,452
Weight average shares used in basic and diluted computation	23,960,217	23,960,217	23,960,217	23,076,987
Earnings (losses) per share – basic and diluted	$(2.17)	$0.12	$(4.11)	$0.19

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had warrants and options exercisable for 1,671,664 shares and 5,833,507 shares of common stock in the aggregate at March 31, 2016 and June 30, 2015, respectively. For the three and nine months ended March 31, 2016 and 2015, all outstanding options and warrants were excluded from the diluted earnings (losses) per share calculation since they were anti-dilutive.

Note 20 – Acquisitions and Disposal

Coal Mine acquisition

On May 20, 2011, the Company acquired 60% of the equity interests of Shuangrui Coal and Xingsheng Coal, and 100% of the equity interests of Shunli Coal. According to the acquisition agreements, the Company’s acquisition of these three companies included only their mining rights, all assets and liabilities of each company on or before the closing of the Company’s acquisition, other than such company’s mining rights, would be disposed of and assumed by the sellers as soon as practicable. On June 30, 2012, Hongli acquired the remaining 40% and then transferred 100% of its ownership to Hongchang. On July 2, 2012, Shunli Coal and Hongchang Coal entered into an agreement to transfer all of Shunli Coal’s mining rights to Hongchang Coal, in connection with the Company’s plans to consolidate mining areas under Hongchang Coal for future production. On July 4, 2012, Shunli Coal was dissolved.

Although the Company has acquired the equity interests of these three entities, the parties’ intention, as memorialized in the Supplemental Agreements, is for the Company to acquire only their mining rights while all other assets and liabilities remain with the sellers. Thus, the respective purchase prices have been allocated solely to the mining rights.

Disposal of assets and subsidiaries

On January 10, 2016, the Company entered into a Credit and Debt Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, The Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable and short-term loans) with a book value of RMB 274,167,269.37. According to the Credit and Debts Transfer Agreement, the Company transferred those credit assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct the collection and clearance itself. The Company shall compensate Guangyao regarding the difference of RMB 20,007,058.78 between book value of the transferred credit assets and debts. The Company shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credit and Debt Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company as an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. With regarding to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with the Company’s creditors and debtors, and get unanimous consent from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

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

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. The asset and equity sold in the agreement included the following:

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Selling price	$2,477,569

Cost of assets and equity disposed:
Cost of the equity interest of subsidiaries	(32,512,192)
Incomplete construction for underground coal gasification	(31,244,185)
Coal and coke related equipment and facility	(68,573)

Loss from disposal of assets and equity	$(61,347,381)

According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid.

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Factory (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal $9.60 (RMB 60) per metric ton of coke produced from the leased facility. This agreement was terminated on November 30, 2015.

On November 25, 2015, the Company entered into a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”) to lease in an area for our coke gasification facilities which built in there. Per the agreement, the Company pay Hongfeng for the land use right leased in amount to $7,908 (RMB 50,000) per month.

Purchase commitment

The Company entered into several contracts with contractors and suppliers for Baofeng new coking plant which had been sold on January 2016. (See Note 20), no further payments were necessary for these contracts as of March 31, 2016:

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

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. (See Note 20)

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016, the statutory surplus reserves of Hongli had reached 50% of its registered capital. Hongguang Power and Hongyuan did not make any contribution to the statutory reserve due to their respective operating loss.

Hongchang Coal is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of coal exploited. The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. Hongchang Coal contributed mine reproduction reserve amount to $1,404,365 before it was sold on March 25, 2016.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows:

	March 31, 2016	June 30, 2015	50% of registered capital	Future contributions required as of March 31, 2016

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	-	218,361	218,361	-
Hongyuan	-	-	12,500,000	6,250,000
Statutory surplus reserve	2,285,576	2,285,576	20,719,633	7,764,590
Mine reproduction reserve	-	1,404,365	-	-
Total	$2,285,576	$3,689,941	$20,719,633	$7,764,590

Note 23 – Revenues by products

The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the three and nine months ended March 31, 2016 and 2015 are summarized as follows:

	For three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Coke	$-	$4,766,487	$2,696,429	$23,709,539
Coal tar	-	365,112	588,085	1,236,546
Crude benzol	-	154,497	257,532	825,061
Coal slurries	-	-	-	101,954
Mid-coal	-	455,053	217,893	1,220,173
Washed coal	-	-	-	2,759,861
Syngas	4,516,107	5,118,984	12,562,767	7,258,155
Total	$4,516,107	$10,860,134	$16,322,706	$37,111,289

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company indicated that Henan Coal Seam Gas should pay back a loan from the Company of $4,712,584 or RMB 30,000,000, with interest of RMB 8,592,326.04 plus the interest from May 27, 2015 to actual payment date. On December 23, 2015, the Court issued a judgment that Henan Coal Seam Gas must repay RMB 19,800,000 to us and pay RMB 154,942 of the case fee while we are required to pay RMB 79,820 of case fee. The judgment payable was not transferred to Hongfeng under March 2016 agreement. An unfavorable outcome in this litigation, which management does not believe is probable, could not have a material effect on the Company’s business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three and nine months ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Overview

We are an energy producer which is in the process of transforming from providing multifunctional energy products to focusing on providing clean energy products located in Henan Province, People’s Republic of China (“PRC” or “China”). We currently generate only one kind of product—synthetic gas (“syngas”), although we had the capability to generate raw coal, washed coal, “medium” or mid-coal, coal slurries, coke, coke powder, coal tar, crude benzol and electricity before we suspended our coal and coke productions at December 1, 2015 and subsequently disposed of most of our coal and coke related assets in January and March 2016.

The construction of the coke gasification facility to further process coke into a clean-burning synthetic gas was completed at the ended of September 2014 and commenced its production in October 2014 (“Stage I facility”), which allowed us to extend our operations into the clean-burning synthetic field. The Stage I facility has initially designed with annual capacity of 219,000,000 cubic meters of syngas or 25,000 cubic meters of syngas per hour. In November 2014, with one month operating experience at running the Stage I facility, we conducted a technique upgrade on the Stage I facility to increase the designed capacity of the facility (Stage II facility). The upgrade project was started from November 2014 and fully completed on July 2015. With the completion of the technique upgrade, the Stage I facility’s designed annual coke gasification capacity was expanded to 438,000,000 cubic meters of syngas or 50,000 cubic meters of syngas per hour.

Our raw coal mining operation was halted since 2011 due to a provincial-wide consolidation program in Henan province. We temporarily closed electricity generation due to the closing of Baofeng Coking facility in July 2014. Washed coal and coking productions were closed in December 2015 due to stricter environmental requirements from the government, a decline in selling prices and a decline in demand for coal and coke. In the beginning of 2016, the Chinese Government announced a series of new policies at controlling production and development of various industries in China, including steel making and the coal and coke industry. In accordance to the series of new policies, including governmental and private companies, for the purpose of economic transformation, since then the Chinese Government has continued to release new coal and coke production capacity targets in response to the goal of reducing coal and coke oversupply. The changes in the policies from the Chinese Government and the macro economic environment has significantly limited the Company’s ability to resume its coal mining and coke production operations in the near future. Therefore, the Company decided to dispose of most of its coal and coke related business in March 2016.

Recent significant transactions:

•	On January 10, 2016, we entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, we had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. Pursuant to the Credits and Debts Transfer Agreement, we transferred those credit assets and debts to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. We shall compensate Guangyao for the difference of RMB 20,007,058.78 between the book value of the transferred credit assets and debts. We shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge us at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of the agreement, until it is cleared. With respect to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with our creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

•	On January 25, 2016, we entered into an Assets Transfer Agreement with Guangyao for 900,000 Tons of Coking Asset in Construction .. As of December 31, 2015, our 900,000 tons of stamp-charging coking assets in construction had a book value of RMB 319,531,307.61. Based on the agreement, we agreed to sell to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay us all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared.

•	On March 25, 2016, we entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, we sold our coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid.

After a series of dispositions of assets and equity transfers completed in January and March 2016, as stated above, we terminated our coal and coking operations, which in recent years occupied most of our limited resources, to develop new operating business and delayed our transformation plan. As of March 31, 2016, we operate only our syngas business and have suspended our electricity equipment and assets for future electricity generation. Management believed that it was a proper decision at the time to sell the coal and coke related assets and operations, especially considering the series of new policies from Chinese Government and declining selling prices for years. Based on management’s expectation from announcement of the new policies in the early 2016 at limiting development of the coal and coke industry in China and cutting off the production capacity of Chinese steel making companies, we expected to see a further price drop at coal and coke products in the near future, resulting from the weaker demand from the steel industry.

With more experience and the expected improvement of our coke gasification technology from running our existing facilities, we believe that we could further expand our syngas operations to other demanding areas with the installation of more coke gasification facilities to overcome any syngas distribution limitations.

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

As of March 25, 2016, our coke gasification operation have been carried out by Hongli’s branch, Baofeng Coking Factory (“Baofeng Coking”) since October 2014 using the coke gasification facility built in Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”), which was leased from Hongfeng. After the assets of Baofeng Coking were transferred on March 25, 2016, our coke gasification operation is being carried out by Hongli. Subsidiaries of Hongchang Coal, Shuangrui Coal, Xingsheng Coal, Zhonghong and Hongrun were sold on March 25, 2016. No coal and coking operations have been conducted since December 31, 2015:

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly-owned subsidiary of Hongli. As Hongguang Power mainly used the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. We hold our electricity equipment and assets for future electricity generation.

The coal-related activities for the periods discussed below are those coal trading activities of Hongli and Baofeng Coking before December 31, 2015; the coke-related activities for the periods discussed below are those coking activities of Hongli and Baofeng Coking before December 31, 2015. Coal’s mining operations were halted in September 2011.

Results of Operations

Our revenues for the three months ended March 31, 2016 decreased by approximately 58.42% from a year ago, while our revenues for the nine months ended March 31, 2016 decreased by approximately 56.02% from a year ago. The change of the revenues resulted from: 1) new governmental policies aimed at reducing fuel consumption and pollution in various industries, including steel making and the coal and coke industry, and the soft demand in the real estate markets that affected demand for steel and as result, coal and coke products; 2) the provincial environmental protection inspection carried on by the government since September 2015 weakened the demand of coal and coke products causing the close of our coal and coke operations at December 2015; 3) the policies that were implemented by the Chinese central government to cut off the nationwide production of steel, coal, and coke, and real estate development; and 4) the decrease of revenues from coal and coke products was offset partly by an increase of revenues from our clean-burning syngas product which we began generating and selling in October 2014.

For the three months ended March 31, 2016, 100% of our revenues were from syngas products, while we derived 49% of our revenues from coal products, 4% from coal products and 47% from syngas products for the three months ended March 31, 2015.

We derived 22%, 1%, and 77% of the revenues from coke, coal, and syngas respectively, for the nine months ended March 31, 2016, as compared to 69%, 11%, and 20% for the same period in 2015.

We have extended our business into clean-burning products since October 2014. Our strategy is to transform our business to clean-burning syngas operations completely and build an environmentally friendly energy product company. With the improvement of our operating technology and expansion of the production capacity of the clean-burning gas, syngas will continue to contribute higher proportion of our revenues. We have terminated our coal washing and coking productions at December 31, 2015 and sold our coal and coking related assets in the following quarter ended March 31, 2016, leaving only our syngas operations. In the future, all our revenues will be derived from clean-burning syngas.

On a macro level, management had observed the following trends, which may have a direct impact on our current operations in the near future: (1) Slowing of the growth of domestic economy and reducing the energy consumption in unit GDP will continue to reduce the demand of total energy, and environmental protection policies will likely restructure the demand of energy products; (2) Cutting the oversupply of steel, coal and coke products, and real estate inventories and reducing high energy consumption are becoming an important nationwide economic policy in the next few years in China; the coal and crude steel industries are primarily sectors to be affected by the policy; and (3) the Chinese government is likely to continue to encourage and support the development of China’s clean-energy industry, including clean-burning syngas. We expect that our development of our syngas business will complement these trends.

Comparison of the three and nine months ended March 31, 2016 and 2015.

Revenue

For the three months ended March 31, 2016, revenues decreased by $6,344,027 or 58.42% to $4,516,107 as compared to the same period last year. Such decrease mainly resulted from decreased sales of coal and coke products since we halted our coal and coke business at the end of 2015. Revenues and quantities sold by product type for the three months ended March 31, 2016 and 2015 are as follows:

	Revenues
	Coke		Coal		Syngas		Total
Revenue

Three months ended March 31, 2015		$5,286,096		$455,054		$5,118,984	$10,860,134

Three months ended March 31, 2016		-		-		4,516,107	4,516,107

Increase (decrease) in $		$(5,286,096)		$(455,054)		$(602,877)	$(6,344,027)
Increase (decrease) in %		(100.00)%		(100.00)%		(11.78)%	(58.42)%

Quantity sold (metric tons/ cubic meter)

Three months ended March 31, 2015		32,538		13,632		51,133,842	51,180,012

Three months ended March 31, 2016		-		-		48,310,465	48,310,465
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(32,538)	T	(13,632)	M3	(2,823,377)	(2,869,547)
Increase (decrease) in %		(100.00)%		(100.00)%		(5.52)%	(5.61)%

For the three months ended March 31, 2016, 100% of our revenues were from syngas products, while we derived 49% of our revenues from coal products, 4% from coal products and 47% from syngas product for the same period in 2015.

For the nine months ended March 31, 2016, revenues decreased by $20,788,583 or 56.02% to $16,322,706 as compared to the same period last year. Such decrease was resulted from decreased sales of coal and coke products, offset by increased syngas sales. Revenues and quantities sold by product type for the nine months ended March 31, 2016 and 2015 are as follows:

	Revenue
	Coke		Coal		Syngas		Total
Revenue

Nine months ended March 31, 2015		$25,771,146		$4,081,988		$7,258,155	$37,111,289

Nine months ended March 31, 2016		3,542,046		217,893		12,562,767	16,322,706

Increase (decrease) in $		$(22,229,100)		$(3,864,095)		$5,304,612	$(20,788,583)

Increase (decrease) in %		(86.26)%		(94.66)%		73.08%	(56.02)%

Quantity sold (metric tons/ cubic meter)

Nine months ended March 31, 2015		142,424		50,349		72,510,228	72,703,001

Nine months ended March 31, 2016		27,066		7,600		130,986,281	131,020,947
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(115,358)	T	(42,749)	M3	58,476,053	58,317,946
Increase (decrease) in %		(81.00)%		(84.91)%		80.65%	80.21%

We derived 22%, 1%, and 77% of our revenue from coke products, coal products, and syngas products, respectively, for the nine months ended March 31, 2016, as compared to 69%, 11%, and 20% for the nine months ended March 31, 2015.

The shifting percentages reflected changes from our current operating status and our strategies with consideration of the market conditions and the changes of governmental policies. The stricter environmental requirements, the new nationwide restriction on coal and coke production capacity, and the weaker performance of real estate industry restrained the demands of coal and coke. We terminated our coal and coke operations in December 2015, and in March 2016, we sold our coal and coke related assets and operations as the China central government announced a series of policies at cutting the excess production capacity in the steel making, coal and coke industries, and real estate related industries in early 2016. Our environmentally friendly products, such as our syngas, are more complementary to future energy development trends. Through the transformation of our operating strategies and product portfolios, we expect that products can better meet future market demands. We believe that this change will bring a positive contribution to our future business development.

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

Syngas products were generated from our coke gasification facility, which was completed and commenced its production in October 2014. Syngas was widely used in various industries as well as used as a heating fuel in the residential areas.

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas for the period indicated are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol
Three months ended March 31, 2015	$156	$237	$418
Three months ended March 31, 2016	-	-	-
Increase (decrease) in $	$(156)	$(237)	$(418)
Increase (decrease) in %	(100.00)%	(100.00)%	(100.00)%

Nine months ended March 31, 2015	$174	$262	$700
Nine months ended March 31, 2016	113	224	390
Increase (decrease) in $	$(61)	$(38)	$(310)
Increase (decrease) in %	(35.06)%	(14.50)%	(44.29)%

Average Selling Price of Coal Products

	Coal slurries	Mid-coal	Washed coal
Three months ended March 31, 2015	$-	$33	$-
Three months ended March 31, 2016	-	-	-
Increase (decrease) in $	$-	$(33)	$-
Increase (decrease) in %	N/A	(100.00)%	N/A

Nine months ended March 31, 2015	$28	$42	$158
Nine months ended March 31, 2016	-	29	-
Increase (decrease) in $	$(28)	$(13)	$(158)
Increase (decrease) in %	(100.00)	(30.95)%	(100.00)%

Average Selling Price of Syngas

Syngas
Three months ended March 31, 2015	$0.10
Three months ended March 31, 2016	0.10
Increase (decrease) in $	$-
Increase (decrease) in %	0.00%

Nine months ended March 31, 2015	$0.10
Nine months ended March 31, 2016	0.10
Increase (decrease) in $	$-
Increase (decrease) in %	0.00%

Generally, our selling prices are driven by a number of factors, including the particular composition and qualities of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over the period until we terminated our coal and coke operations at March 25, 2016, resulting from the nationwide oversupply of coke and coal products in China.

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

Revenue and quantity sold of each coke product for the three months ended March 31, 2016 and 2015 are as follow:

	Coke	Coal tar	Crude benzol	Total
Revenues
Three months ended March 31, 2015	$4,766,487	$365,112	$154,497	$5,286,096
Three months ended March 31, 2016	-	-	-	-
Increase (decrease) in $	$(4,766,487)	$(365,112)	$(154,497)	$(5,286,096)
Increase (decrease) in %	(100.00)%	(100.00)%	(100.00)%	(100.00)%

Quantity sold (metric tons)
Three months ended March 31, 2015	30,625	1,543	370	32,538
Three months ended March 31, 2016	-	-	-	-
Increase (decrease) in metric tons	(30,625)	(1,543)	(370)	(32,538)
Increase (decrease) in %	(100.00)%	(100.00)	(100.00)%	(100.00)%

We suspended our coal and coke operations in December 2015 and then terminated them in March 2016. Thus, there were no revenues from our coal and coke operations for the three months ended March 31, 2016

Revenues and quantities sold of each coke product for the nine months ended March 31, 2016 and 2015 are as follows:

	Coke	Coal tar	Crude benzol	Total
Revenues
Nine months ended March 31, 2015	$23,709,539	$1,236,546	$825,061	$25,771,146
Nine months ended March 31, 2016	2,696,429	588,085	257,532	3,542,046
Increase (decrease) in $	$(21,013,110)	$(648,461)	$(567,529)	$(22,229,100)
Increase (decrease) in %	(88.63)%	(52.44)%	(68.79)%	(86.26)

Quantity sold (metric tons)
Nine months ended March 31, 2015	136,528	4,717	1,179	142,424
Nine months ended March 31, 2016	23,782	2,624	660	27,066
Increase (decrease) in metric tons	(112,746)	(2,093)	(519)	(115,358)
Increase (decrease) in %	(82.58)%	(44.37)%	(44.02)%	(81.00)%

For the nine months ended March 31, 2016, compared to the same period of 2015, coke revenues decreased 88.63% resulting from a 82.58% decrease in coke quantities and a 35.06% decrease in the coke average selling price. Our byproduct revenues from coal tar decreased 52.44% which resulted from a 44.37% decrease in coal tar quantities and a 14.50% decrease from the coke tar average selling price. Our revenues from crude benzol decreased by 68.79% resulting from a 44.02% decrease in crude benzol quantities and a 44.29% decrease in the crude benzol average selling price.

Since the coke market demand and the selling price kept dropping, we suspended our coke production in December 2015 resulting in our decreasing revenues from coke products.

Revenues and quantities sold of each coal product for the three months ended March 31, 2016 and 2015 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenues
Three months ended March 31, 2015	$-	$455,054	$-	$455,054
Three months ended March 31, 2016	-	-	-	-
Increase (decrease) in $	$-	$(455,054)	$-	$(455,054)
Increase (decrease) in %	N/A	(100.00)%	N/A	(100.00)%

Quantity sold (metric tons)
Three months ended March 31, 2015	-	13,632	-	13,632
Three months ended March 31, 2016	-	-	-	-
Increase (decrease) in metric tons	-	(13,632)	-	(13,632)
Increase (decrease) in %	N/A	(100.00)%	N/A	(100.00)%

Revenues and quantities sold of each coal product for the nine months ended March 31, 2016 and 2015 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenues
Nine months ended March 31, 2015	$101,954	$1,220,173	$2,759,861	$4,081,988
Nine months ended March 31, 2016	-	217,893	-	217,893
Increase (decrease) in $	$(101,954)	$(1,002,280)	$(2,759,861)	$(3,864,095)
Increase (decrease) in %	(100.00)%	(82.14)%	(100.00)%	(94.66)%

Quantity sold (metric tons)
Nine months ended March 31, 2015	3,674	29,206	17,469	50,349
Nine months ended March 31, 2016	-	7,600	-	7,600
Increase (decrease) in metric tons	(3,674)	(21,606)	(17,469)	(42,749)
Increase (decrease) in %	(100.00)%	(73.98)%	(100.00)%	(84.91)%

We could not produce raw coal since our coal mines have been halted by the ongoing mining moratorium since 2011. We purchased raw coal from third parties and traded to others or washed coal for our coking processing beginning in 2011. In response to the unstable supply of raw coal used to make washed coal, we have adapted our coal washing process to increase washed coal yield. Doing so has also resulted in less coal slurries but more mid-coal being produced, which resulted in the revenue fluctuations for both mid-coal and coal slurries for the periods we discuss until we suspended our coal and coke operations in December 2015 and then we terminated our coal and coke operations on March 25, 2016. Thus, there were no coal revenues for the three months ended March 31, 2016.

Revenues and quantities sold of syngas product for the three months ended March 31, 2016 and 2015 are as follows:

Syngas
Revenue

Three months ended March 31, 2015	$5,118,984

Three months ended March 31, 2016	4,516,107

Increase (decrease) in $	$(602,877)
Increase (decrease) in %	(11.78)%

Quantity sold (metric tons)

Three months ended March 31, 2015	51,133,842

Three months ended March 31, 2016	48,310,465

Increase (decrease) in metric tons	(2,823,377)
Increase (decrease) in %	(5.52)%

Revenues and quantities sold of syngas product for the nine months ended March 31, 2016 and 2015 are as follows:

Syngas
Revenue

Nine months ended March 31, 2015	$7,258,155

Nine months ended March 31, 2016	12,562,767

Increase (decrease) in $	$5,304,612
Increase (decrease) in %	73.08%

Quantity sold (metric tons)

Nine months ended March 31, 2015	72,510,228

Nine months ended March 31, 2016	130,986,281

Increase (decrease) in metric tons	58,476,053
Increase (decrease) in %	80.65%

For the three months ended March 31, 2016, syngas revenues decreased by 5.52%, as compared to the same period of last year, resulting from a 11.78% decrease in the quantity of syngas sold and change of exchange rate without any change of the selling price of syngas in RMB; for the nine months ended March 31, 2016, syngas revenues increased by 80.65%, as compared to the same period of last year, resulting from a 73.08% increase in the quantity of syngas sold and change of exchange rate without change of the selling price of syngas in RMB.

Our syngas operation was launched in October 2014. Our revenues from syngas have kept increasing since commencing in October 2014. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. Our coke gasification capacity has kept increasing from month to month since October 2014 and has been stable since December 2015. We believe that revenues from syngas will keep increasing along with the improvement of our production techniques and the expansion of the production capacity.

Cost of Revenue

Cost of revenues decreased by 77.67%, from $6,846,870 to $1,528,863 for the three months ended March 31, 2016 compared to the same period last year. Cost of revenues decreased by 67.83%, from $28,128,833 to $9,047,889 for the nine months ended March 31, 2016 compared to the same period last year. The decrease was manly driven by lower sales volumes for our coal and coke products, which had no sales since December 31 2015. However, the decrease from our coal and coke sales was partially offset by the increasing sales from our syngas operations whose revenues contributed a higher gross profit margin.

Gross Profit

Gross profit was $2,987,244, a decrease of $1,026,020 or 25.57%, from $4,013,264 for the three months ended March 31, 2016 as compared to the same period of last year. We did not have sales from coal and coke products for the three months ended March 31, 2016, which resulted in our annual gross margin raised from 36.95% to 66.15% year over year.

Gross profit was $7,274,817, a decrease of $1,707,639 or 19.01%, from $8,982,456 for the nine months ended March 31, 2016 as compared to the same period of last year. The decrease was mainly because the sales of coal and coke products declined until it was suspended in December 2015 and then terminated in March 2016, despite the higher gross profit contributed from the sales of syngas which raised our annual gross margin from 24.20% to 44.57%.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $479,702 for the three months ended March 31, 2016, a decrease of $449,048 or 48.35% from $928,750 as compared to the same period a year ago. Selling expenses decreased by $28,471 or 82.32% to $6,114, from a slight reduction in expenses relating to selling activities. General and administrative expenses decreased by $420,557 or 47.04% to $473,588, mainly due to the suspended coal and coking productions since December 31, 2015 and disposal of coal and coke related assets and operations on March 25, 2016 resulting in our general and administrative expenses decreasing.

Operating expenses, which consist of selling expenses and general and administrative expenses, was $50,531,743 for the nine months ended March 31, 2016, an increase of $46,516,489 or 1158.49% from $4,015,254 as compared to the same period a year ago. Selling expenses decreased by $65,788 or 63.36%, to $38,052 due to a slight reduction in expenses relating to selling activities. General and administrative expenses increased by $46,582,277 or 1190.93% to $50,493,691 mainly due to the termination of our coal and coking productions since December 31, 2015 which resulted in: 1) an impairment loss from incomplete construction of a new coking plant which increased to $23,552,226; 2) an impairment loss from plant and equipment related to coal and coking productions which increased to $2,070,683; and 3) an impairment loss related to the land use right used in the new coking plant which increased by $19,270,003.

Other Income and Expense

Other income and expense includes interest expense, interest income and other financing expenses, gain (loss) from disposal of assets and subsidiaries, income and expense not related to our principal operations, and change in fair value of warrants.

For the three months ended March 31, 016, interest expense, which mainly results from interest accrued for the loans from Capital Paradise Limited (“CPL”), was $4,778, a decrease of $1,259,326 or 99.62%, from $1,264,104 as compared to the same period a year ago, which mainly resulted from the decrease of the average principal of the loans from CPL as we sold all loans from Bairui in January 2016. Interest income mainly consists of interest income accrued from cash deposits in financial institutions. Other financing expenses for the three months ended March 31, 2016, which consist of bank service fees and currency exchange gain or loss, were $58,940, an increase of $58,377 or 10,368%, as compared to the same period a year ago reflecting the exchange loss. In addition, we reported losses from our disposals of assets and subsidiaries of coal and coke operations for the three months ended March 31, 2016, which consisted of 1) a gain of $6,857,707 from a Credits and Debts Agreement pursuant to which we sold our receivables, payables, and outstanding loans; 2) a loss of $30,034,623 on disposal of our coal mines and related subsidiaries; 3) a loss of $31,244,185 from disposal of our incomplete underground coal gasification; and 4) a loss of $68,573 on selling a set of coal and coking related equipment. No other income (loss) for the three months ended March 31, 2015.

For the nine months ended March 31, 2016, interest expense, which mainly results from interest charges accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $2,509,311, a decrease of $1,754,347 or 41.15%, from $4,263,658 as compared to the same period a year ago, which mainly resulted from the decrease of the total average principal of the loans and the fact that we sold all loans from Bairui Trust on January 2016. Interest income for the nine months ended March 31, 2016 mainly consists of interest income accrued from cash deposits in financial instructions, and interest income for the nine months ended March 31, 2015 consists of interest income accrued from a loan to CPL and interest income from cash deposits in financial institutions. Interest income was $67, which was a decrease of $165,230 or 99.96%, from $165,297 a year ago, due to the loan collection on August 2014 and January 2015. Other financing expenses for the nine months ended March 31, 2016, which consists of bank service fees and currency exchange gain or loss, were $123,785, had an increase of $71,323 or 135.95% as compared to the same period a year ago. We reported losses for the nine months ended March 31, 2016, which consisted of 1) a gain of $6,857,707 from the Credits and Debts Agreement; 2) a loss of $30,034,623 from disposal of our coal mines and related subsidiaries; 3) a loss of $31,244,185 from selling our incomplete underground coal gasification; and 4) a loss of $68,573 from selling a set of coal and coking related equipment. No other income (loss) for the nine months ended March 31, 2015.

We also recorded the income from the change of fair value of warrants in the amount of $89,754 for the three months ended March 31, 2016, compared to the income of $1,889,365 for the three months ended March 31, 2015. For the nine months ended March 31, 2016, we recorded the income from the change of fair value of warrants in the amount of $2,804,555 as compared to the income of $5,315,068 in the same period of last year. The income from the change of fair value of warrants was mainly a result of the increase of volatility of our stock price during the comparable period and the issuance of warrants and options related to the September 24, 2014 Security Purchase Agreement pursuant to which we issued 2,818,845 shares of common stock, Series A warrants to purchase an aggregate of 1,409,423 common shares and Series B warrants to purchase an aggregate of 1,644,737 common shares.

As a result of the foregoing, we had other expense of $54,463,628 for the three months ended March 31, 2016 compared to other income of $624,888 for the same period a year ago. We had other expense of $54,318,148 for the nine months ended March 31, 2016, compared to other income of $1,164,245 for the same period a year ago.

Provision for Income Taxes

No income taxes expense was provided for the three months ended March 31, 2016 because of the loss from our assets disposals. We reported an income taxes expense of $719,551 for the three months ended March 31, 2015.

Provision for income tax over the nine months ended March 31, 2016 decreased by $861,129 to $851,866 from the same period a year ago, due to the decrease of our taxable operating incomes from our consolidated subsidiaries.

Net income (loss)

We reported net loss of $51,956,086, including a change of $89,754 in fair value of warrants for the three months ended March 31, 2016, as compared to net income of $3,709,402 for the same period a year ago.

We reported net loss of $97,575,074, including the change of $2,804,555 in fair value of warrants for the nine months ended March 31, 2016, as compared to net income of $6,131,447 for the same period a year ago.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2016, we have working capital in the amount of $8,659,608 as compared to a working capital deficit in the amount to ($25,400,753) at June 30, 2015. The change of working capital reflected the results of our operations restructuring, including selling our outstanding loans, coal and coke related assets, and terminating money-losing operations.

Our accounts have accordingly been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon the liquidation of current assets. We entered into a Credit and Debts Transfer Agreement to restructure our current liabilities in January 2016 and transferred and disposed assets and equipment related to our coal and coking operations in January and March 2016, which made us have working capital in the amount to $8,659,608 as of March 31, 2016, but resulted in a net loss in the amount to $98,426,940 for the nine months ended March 31, 2016. Our operations scale was cut drastically and the remaining business of coke gasification has not adequately performed to make up for the significant contracting of our coal and coking business. These factors produce substantial doubt about the Company’s ability to continue as a going concern.

In an effort to improve our financial position and operations, we are working to transform our resources to invest in green technology and new energy business, including but not limited to coke gasification and electricity generation. In addition, our management is focused on funding our current coke gasification operations to improve operations in the near term. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

In summary, our cash flows are as follows:

	For the nine months ended March 31
	2016		2015
Net cash provided by (used in) operating activities	$6,645,496		$(4,318,991)

Net cash used in investing activities	$(4,534,942,	)	$(5,520,469)

Net cash provided by(used in) financing activities	$(2,089,811)		$9,410,613

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2016 was approximately $6.65 million as compared to net cash used in operating activities of approximately $4.32 million for the nine months ended March 31, 2015. Except for $101,716,036 in non-cash adjustments such as gain (loss) on assets transferred, non-cash disposal, depreciation, amortization and depletion, bad debt expenses, impairment reserves and change in fair value of warrants which increased our cash-based net income, net operating inflow for the nine months ended March 31, 2016 resulted from the following factors: (1) other receivables decreased by $4,702,507 due to the collection of the deposit for an assets auction; (2) advance to suppliers decreased by $3,927,443, due to receipt of raw materials, which is prepaid in advance; (3) inventories decreased by $482,910 due to syngas production that consumed coke products; and (4) accounts payable increased by $118,348. Cash inflow was mainly offset as follows: (1) our accounts receivable increased by $4,598,733, due to a long-term agreement with syngas customers; (2) a decrease of $1,231,320 from other payables and accrued liabilities mainly due to the repayment of interest payable; and (3) our taxes payable decreased by $44,755 due to income taxes being paid off and a decrease in income tax payable accrued from our operations.

Net cash used in operating activities for the nine months ended March 31, 2015 was approximately $4.32 million as compared to net cash used in operating activities of approximately $0.75 million for the same period last year. Except for $2,505,712 in non-cash adjustments such as depreciation, amortization and depletion, bad debt expenses and change in fair value of warrants which decreased our cash-based net income, net operating inflow for the nine months ended March 31, 2015 resulted from the following factors: (1) inventories decreased by $5,450,252 due to credit line increase to two new customers, and our syngas product was delivered to such customers through an underground pipeline, resulting in a decrease in finished goods; (2) other receivables decreased by $841,985, due to the collection of the interest receivable from CPL; and (3) our taxes payable increased by $863,744 due to VAT payable and income tax which was scheduled to be paid on April 2015. Cash inflow was mainly offset as follows: (1) our account receivable increased by $8,428,248, due to Hongli increasing its credit line to its customers during the period to promote sales and most of accounts receivable from sales of syngas still outstanding, which we had expect to collect by June 2015; (2) advance to supplier increased by $1,215,314 due to the dalay of company purchase; 3) a decrease of $2,936,709 in account payable due to reduction of purchase of raw materials; and 4) a decrease of $807,441 from other payables and accrued liabilities, which included cash payments of $4,893,353 for our interest payables, net of $4,263,658 from accrued interest expenses for the nine months ended March 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months March 31, 2016 was approximately $4.53 million. During the nine months ended March 31, 2016, we paid for coal acquisition of $4.53 million.

Net cash used in investing activities for the nine months ended March 31, 2015 was approximately $5.52 million. During the nine months ended March 31, 2015, we collected $8.23 million from the loans receivable from CPL and invested $13.55 million in total in the coke gasification construction and facilities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was approximately $2.09 million. During the nine months ended March 31, 2016, we repaid loans from our shareholder and CEO, Mr. Lv Jianhua, amounting to approximately $0.13 million. During the same period, we obtained an additional loan from CPL by $1.64 million and repaid CPL by $3.60 million.

Net cash provided by financing activities was approximately $9.41 million. During the nine months ended March 31, 2015, we completed a registered sale of 2,818,845 shares of our common stock with net consideration of $13.20 million and obtained an additional loan from our shareholder and CEO, Mr. Lv Jianhua, amounting to approximately $1.38 million; we repaid our loan from Bairui Trust amounting to approximately $8.13 million and received a loan from Capital Paradise Limited in the amount to approximately $2.96 million.

Capital Resources

Funding for our business activities has historically been provided by cash flow from operations, short-term bank loan financing, and loans from our Chairman and also found in private placement of equity securities.

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

On January 20, 2015, Hongli repaid the loan of $8,132,990 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Bairui Trust reached an agreement to extend the loans of approximately $12,74 million (RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%.

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of $29,287,340 or RMB 180 million was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 2, 2016.

The principal of the loan from Bairui Trust and its related accrued interest payable were transferred to an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd., through a Credits and Debts Transfer Agreement on January 10, 2016.

On January 26, 2015, Top Favour and Capital Paradise Limited entered into a loan agreement of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. This loan is not secured by any collateral or guarantee. As of December 31, 2015, the outstanding loan from Capital Paradise Limited was $273,769.

Our business plan involves growing our business through:

Developing and installing a facility for the conversion of coke into a clean-burning synthetic gas (syngas). We plan to expand our coke gasification capacity as we gain more experience in this field.

The following is expected to require capital resources:

•

Coke gasification project. We had completed installation of our first stage coke gasification equipment on October 2014, which cost us approximately $8 million or RMB 49 million in total. After then, we invested an additional $6.6 million to commence a technology upgrade project on the existing coke gasification equipment to double the total production capacity to 50,000 cubic meters per hour. We are seeking other locations which have enough syngas demands to expand our coke gasification business. We originally planned to invest in additional equipment within the coming two years based on our syngas operations development and market environment. However, based on the current market environment, we decided not to add new equipment at the moment. Instead, we plan to add new equipment and production capacity when the market environment improves, which equipment and production capacity are expected to require capital resources.

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

Accounts receivables, net

During the normal course of business, we extend unsecured credit not exceeding three months to our customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. We regularly review the credit worthiness of our customers and, based on the results of such credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of March 31, 2016 and June 30, 2015, $0 and $217,905 allowance for doubtful accounts was provided, respectively.

Intangible assets - mining rights, net

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. Our coal reserves are controlled through direct ownership by our variable interest entities (VIEs) which generally last until the recoverable reserves are depleted.

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

Impairment of long-lived assets

We evaluate long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. As of March 31, 2016 and June 30, 2015, we have recognized impairment of $1,888,745 and $2,431,718 against long-lived assets. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and/or third party independent appraisals.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the year ended June 30, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this standard, effective as of June 30, 2016. There was no impact from this adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At March 31, 2016, we had $67,522 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its U.S. Securities Law Reporting obligations.

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

As we disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the SEC on November 13, 2015, we filed a complaint on May 26, 2015 against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (“Henan Coal Seam Gas”) with the Intermediate People’s Court in Zhengzhou City (“Court”) demanding that Henan Coal Seam Gas return funds of RMB 30,000,000 (approximately $4,712,584 at the exchange rate at the time the complaint was filed) to the Company, with interest of RMB 8,592,326.04, plus interest from May 27, 2015 to the actual repayment date. On December 23, 2015, the Court issued a judgment that Henan Coal Seam Gas must repay RMB 19,800,000 to us and pay RMB 154,942 of the case fee while we are required to pay RMB 79,820 of case fee. The judgment payable was not transferred to Hongfeng under our March 2016 agreement.

As of the date of filing of this report, we have not yet received any of the payment on judgment.

An English translation of the judgment is included as an exhibit hereto.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the Company’s risk factors which are included and described in our Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to our operations, as the Company has no mining operations in the United States.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
3.5	Amended and Restated By-laws (3)
4.1	Specimen Stock Certificate of Hongli Clean Energy Technologies Corp. (3)
10.1	Translation of Termination of Coking Operation Lease and New Lease on Land by and between Pingdingshan Hongfeng Coal Processing and Coking Factory and Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. dated November 25, 2016. (4)
10.2	Credits and Debts Transfer Agreement by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 10, 2016. (4)
10.3	Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 25, 2016. (4)
10.4	Translation of Assets and Business Transfer Agreement between Henan Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Pingdingshan Hongli Coal & Coking Co., Ltd. and Pingdingshan Hongfeng Coal Processing and Coking Factory dated March 25, 2016 *
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Translation of judgment from Intermediate People’s Court in Zhengzhou City, Henan Province regarding the lawsuit between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Henan Province Coal Seam Gas Development and Utilization Co., Ltd. dated December 23, 2015 *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Form 10-SB filed by the Company with the Securities and Exchange Commission on November 18, 1999.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

(3)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed by the Company with the SEC on October 13, 2015.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 filed by the Company with the SEC on February 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.

Dated: May 23, 2016	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ Song Lv
Song Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)

