Form 10-K
period 2016-06-30
Hongli Clean Energy Technologies Corp.
filed 2017-07-19
CIK 1099290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                                         to

Commission File Number:	001-15931

HONGLI CLEAN ENERGY TECHNOLOGIES CORP.
(Exact name of issuer as specified in its charter)

Florida	98-0695811
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

Kuanggong Road and Tiyu Road 10th Floor
Chengshi Xin Yong She, Tiyu Road
Xinhua District
Pingdingshan, Henan Province
People’s Republic of China	467000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86-3752882999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market(1)

(1)	The registrant’s common stock is subject to a notice of delisting and is currently suspended. The registrant has appealed the delisting; however, there is no guarantee that the common stock will continue to be listed on the NASDAQ Capital Market.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7 million, based on a closing price of $0.45 per share of common stock as reported on the NASDAQ Stock Market on such date.

As of July 13, 2017, the registrant had 2,398,757 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

As of June 30, 2016, we operate only our syngas business and have suspended our electricity equipment and assets for future electricity generation. Based on management’s expectation from announcement of the new policies in the early 2016 at limiting development of the coal and coke industry in China and cutting off the production capacity of Chinese steel making companies, we expected to see a further price drop at coal and coke products in the near future, resulting from the weaker demand from the steel industry. However with worsened market conditions in late 2016, we have decided to also halt our syngas operations until market recovers.

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

For the years ended June 30, 2016 and 2015:

•	our coke gasification operation have been carried out by Hongli’s branch, Baofeng Coking Factory (“Baofeng Coking”) since October 2014 using the coke gasification facility built in Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”), which was leased from Hongfeng.

•	No coal and coking operations have been conducted since December 31, 2015.

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly owned subsidiary of Hongli. As Hongguang Power mainly uses the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. Thus, we did not generate any electricity in fiscal 2015, but plan to resume our Hongguang Power operations in the future when we are able to do so.

The coke-related activities for the periods discussed below are those coking activities of Hongli and Baofeng Coking before December 31, 2015. Coal’s mining operations were halted in September 2011.

Recent significant transactions:

•	On January 10, 2016, we entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, we had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. Pursuant to the Credits and Debts Transfer Agreement, we transferred those credit assets and debts to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. We shall compensate Guangyao for the difference of RMB 20,007,058.78 between the book value of the transferred credit assets and debts. We shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge us at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of the agreement, until it is cleared. With respect to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with our creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

•	On January 25, 2016, we entered into an Assets Transfer Agreement with Guangyao for 900,000 Tons of Coking Asset in Construction. As of December 31, 2015, our 900,000 tons of stamp-charging coking assets in construction had a book value of RMB 319,531,307.61. Based on the agreement, we agreed to sell to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay us all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. This assets transfer agreement was not subsequently executed, as a result, we still maintained the rights to the Coking Asset and have provided an impairment reserve in the amount of $8,400,139.

•	On March 25, 2016, we entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, we sold our coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid. This transfer agreement was not subsequently executed, the Company still maintains ownership of all its subsidiaries.

As of June 30, 2016, we have working capital deficit of $5,564,362. Our cash flow from operating activities during the year ended June 30, 2016 was an inflow of only $6.59 million and our cash balance was $40,523 as of June 30, 2016, comparing to our short-term loans of $5.79 million which will be due in the next 12 months. Our ability to continue as a going concern depends upon our expenditure requirements and repayments.

History and Corporate Structure

We were incorporated in Florida on September 30, 1996, originally under the name “J. B. Financial Services, Inc.” We changed our name to “Ableauctions.com, Inc.” on July 19, 1999.

On December 30, 2009, our shareholders approved a Plan and Agreement of Share Exchange, dated July 17, 2009, with Top Favour under which we agreed to acquire all of the outstanding capital stock of Top Favour in exchange for the issuance of 1,311,795 shares of our common stock to the shareholders of Top Favour (the “Share Exchange”). The Share Exchange was consummated on February 5, 2010.

On March 11, 2010, we completed two private placement financings, pursuant to exemptions under Regulation S and Regulation D, respectively, in which we sold and issued a total of 734,494 shares of common stock, and five-year warrants for the purchase of an additional 378,963 shares of common stock, resulting in aggregate proceeds of $44 million.

On September 24, 2014, we completed a registered sale of our common stock with two institutional investors under our shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million in exchange of 281,885 shares of the Company’s common stock.

Effective on July 13, 2015, we changed our name to “Hongli Clean Energy Technologies Corp.”, and we started trading in NASDAQ Capital Market under the aforesaid name and trading symbol of “CETC” on July 28, 2015.

Effective on October 27, 2016, we conducted a reverse stock split of our shares of common stock at a ratio of 1-for-10 shares. As a result of the reverse stock split, our issued and outstanding shares of common stock decreased to approximately 2,396,452 shares, post-split, from approximately 23,960,217 shares, pre-split. No fractional shares were issued as a result of the reverse stock split. Fractional shares outstanding after the reverse stock split were rounded up. The authorized number of shares of our common stock changed from 100,000,000 to 10,000,000 shares. As a result, the proportion of shares owned by our stockholders relative to the number of shares authorized for issuance did not change.

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

Currently, Hongli has a branch, six subsidiaries and a joint-venture as follows (each a “Hongli company,” and with Hongli collectively “Hongli Group”):

Branch:

•	Baofeng Coking was established on May 31, 2002 as a branch of Hongli.

Subsidiaries:

•	Hongchang Coal is a limited liability company formed in the PRC on July 19, 2007 with registered capital of RMB 3 million. Hongchang Coal is wholly-owned by Hongli and holds the rights to mine Hongchang coal mine. Hongli also holds the rights to mine Shunli coal mine.

•	Hongguang Power is a limited liability company formed in the PRC on August 1, 2006 with registered capital of RMB 22 million. Hongguang Power is wholly owned by Hongli.

•	Hongrun Coking is a limited liability company formed in the PRC on May 17, 2011 with registered capital of RMB 30 million. Hongrun Coking is a wholly-owned subsidiary of Hongli.

•	Shuangrui Coal is a limited liability company formed in the PRC on March 17, 2009 with registered capital of RMB 4,029,960. Hongchang Coal currently holds 100% of the equity interests of Shuangrui Coal. Hongli initially acquired 60% of such interests on May 20, 2011, and when it acquired the remaining 40% on June 20, 2012, Hongli concurrently transferred all 100% of Shuangrui Coal to Hongchang Coal, which transfer has been registered with the Pingdingshan AIC. Hongli paid the $4.7 million consideration in September 2015. Shuangrui Coal holds the rights to mine the Shuangrui coal mine. We are in the process of consolidating Shuangrui coal mine under Hongchang Coal.

•	Xingsheng Coal is a limited liability company formed in the PRC on December 6, 2007 with registered capital of RMB 3,634,600. Hongli currently holds 60% of the equity interests of Xingsheng Coal. Xingsheng Coal holds the rights to mine the Xingsheng coal mine.

•	Zhonghong is a limited liability company formed in the PRC on December 30, 2010 with registered capital of RMB 10,010,000, which was increased to RMB 20 million on April 14, 2011, and to RMB 51 million on July 12, 2011. Zhonghong’s equity interests are presently held on Hongli’s behalf and for its benefit by three nominees pursuant to share entrustment agreements, namely, Messrs. Hui Zheng and Jiangong Fan, vice president of operations and a department manager at Hongli, respectively, and an unrelated party who also serves as Zhonghong’s general manager. Zhonghong holds our interests in Hongyuan CSG, our joint-venture with Henan Coal Seam Gas.

Joint-Venture:

•	Hongyuan CSG is a joint-venture established in the PRC on April 28, 2011 by Zhonghong (49%) and Henan Coal Seam Gas (51%). Hongli’s interests in the joint-venture are held by Zhonghong.

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

However, control based on contractual arrangements may ultimately not be as effective as direct ownership, as we will need to enforce our rights through quasi-judicial proceeding in the event Hongli Group fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Hongli Group. As of July 13, 2017, Mr. Lv held approximately 33% of our issued and outstanding common stock, and 85.40% of the equity interests of Hongli. As such, we believe that our interests remain aligned with the Owners. However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Hongli Group if and when such interests are no longer aligned.

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

Coal

We have not conducted coal operations since December 31, 2015. Before December 31, 2015, we sold coal, including washed coal, mid-coal and coal slurries (see “Coal Washing” below), and also used washed coal to make coke. We currently control four coal mines (see “Property, Plant and Equipment” below). Until June 2010, we largely extracted coal from Hongchang coal mine to meet our needs, although we also engaged in coal trading. As described under “Coal Mining Moratorium” below, however, we have been unable to extract coal since September 2011. We had instead been relying on coal purchased elsewhere, including from Shanxi, Shannxi, Henan, Qinghai and Inner Mongolia, to meet our requirements. Our coal purchases for the fiscal years ended June 30, 2016 and 2015 are as follows:

Annual Purchases*
Fiscal Year	(metric tons)
2016	28,724
2015	291,328

* Including coal for washing, coking and trading.

Generally, if the coal that we purchase meets coking requirements, we will reserve it for that purpose. Occasionally, however, we sold the coal (also known as coal trading) when market conditions are favorable.

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

In August 2011, Henan Coal Seam Gas, as a designated SOE consolidator, determined that Hongchang and Xingsheng coal mines were safe to resume operations and applied with the Henan government to confirm such determination and issue the necessary licenses and permits to resume operations at both mine sites. However, due to an accident in November 2011 at a mine owned by Yima Coal Group, another designated SOE consolidator, the Henan government ordered all targeted mines to undergo further safety inspections and upgrades. We have made approximately $3.2 million in prepayments for works to increase our mining capacity at Hongchang coal mine to 450,000 metric tons, as well as to upgrade the monitoring system (by installing additional detectors), automatic control system (including power controls and ventilation), and escape system (with additional refuge compartments) at Hongchang and Xingsheng coal mines. Although such works have not commenced, we have submitted the related engineering plans to Henan Coal Seam Gas for its approval and submission to the Henan government. Accordingly, the applications to resume operations at these two mines remain pending as of the date of this Report. As we are also in the process of consolidating Shunli coal mine and Shuangrui coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above), the application approval for Hongchang coal mine may be subject to additional delay.

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

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium will and or policy will change to allow us to reopen our mining activities. No coal revenues were generated for fiscal years 2016.

Coal Washing

The Baofeng plant (see “Coke” below) closed in July 2014. At the Baofeng plant before it closed, we operated a coal-washing facility that is capable of processing up to 750,000 metric tons of coal per year. Under current Chinese coking industry standards, raw coal with no more than 1% sulfur content is deemed suitable for coking, although other factors are also considered. In addition to low sulfur content, the industry preference is for lower ash content and volatile matters. While much of the coal from our mines and that we purchase is generally suitable for coking based on these parameters, the coal must nevertheless be washed before it is ready for the coking ovens, in order to reduce ash and sulfur content, and to increase thermal value. We used a water-based jig washing process, which is prevalent in China, and used both underground and recycled water. Sorting machines that can process up to 600 metric tons per hour sort the washed coal according to size. Washed coal is also typically blended with other coal in order to achieve the proper chemical composition and thermal value for coking.

Approximately 1.33 - 1.38 metric tons of raw coal yield 1 metric ton of washed coal. The bulk of the washed coal we produced is intended for our coking needs, although we sell if the pricing is favorable. In addition to washed coal, the coal-washing process produces two byproducts:

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

Our washed coal productions were closed in December 2015 due to stricter environmental requirements from the government, a decline in selling prices and a decline in demand for coal.

Our annual production volumes of washed coal, mid-coal and coal slurries for the fiscal years ended June 30, 2016 and 2015 are as follows:

Annual Production
(metric tons)
Fiscal		Mid	Coal
Year	Washed Coal	Coal*	Slurries*
2016	-	-	-
2015	102,776	38,382	3,674

* Estimated based on amount of raw coal used.

Coke

Coke is a hardened, solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven without oxygen at high temperatures so that the fixed carbon and residual ash are fused together. Volatile constituents of the coal include water, coal-gas, and coal-tar.

We suspended our coke productions at December 1, 2015. Before then, we produced metallurgical coke, which is primarily used for steel manufacturing. China has exacting national standards for coke, based upon a variety of metrics, including most importantly, ash content, volatilization, caking qualities, sulfur content, mechanical strength and abrasive resistance. Typically, metallurgical coke must have more than 80% fixed carbon, less than 15% ash content, less than 0.8% sulfur content and less than 1.9% volatile matter. Our metallurgical coke is typically 85% fixed carbon, less than 12% ash, less than 1.9% volatile matter and less than 0.7% sulfur.

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

We currently have two plants: the Baofeng plant, which we own, and the Hongfeng plant, which we have leased from Pingdingshan Hongfeng Coal Processing and Coking, Ltd. since April 2013. At the Baofeng plant, we produced coke from a series of three WG-86 Type coke ovens lined up in a row with an annual capacity of 250,000 metric tons. Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with the new coking industry entry standards of the country. It is now pending for upgrade in order to better assist the UCG project development in the future. The Hongfeng plant has an annual capacity of 200,000 metric tons and is approximately 3 miles from the Baofeng plant. We commenced production in August 2013. We believe that the skills we gain from operating its ZN-43 type coke ovens will be invaluable for operating our 900,000 metric ton facility still under construction (see “New Coking Facility” below).

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

Our coking productions were closed in December 2015 due to stricter environmental requirements from the government, a decline in selling prices and a decline in demand for coke.

For the fiscal years ended June 30, 2016 and 2015, we produced the following volumes of metallurgical coke:

Annual Production
Fiscal Year	(metric tons)
2016	65,090
2015	176,734

Since the mining moratorium and the cessation of our mining operations, we had largely relied on purchased coal to make coke.

Coke Emissions Recycling

In the coke oven, coal’s volatile contents, including water and coal tar, are driven off in gaseous forms, which we capture and recycle. We pipe coal gas into a cooling tower to separate coal tar by condensation, which we sold as a fuel byproduct (see “Coal Byproducts” below). We burned the remaining purified coal gas to generate steam that drives steam-powered turbines to produce electricity (see “Electricity Generation” below).

Coking Byproducts

Coal tar is an ingredient of coal tar pitch used in the aluminum industry, and can be further refined to create chemicals and additives such as fine phenol, fine naphthalene and modified pitch that can be used as raw material in making concrete sealant, wood treatment compounds, agricultural pesticides and other chemical products.

Our annual production volumes of coal tar for the years ended June 30, 2016 and 2015 are as follows:

Annual Production
Fiscal Year	(metric tons)
2016	-
2015	6,909

Both the Baofeng and Hongfeng plants produced sulfur and ammonia sulfate, but only the Hongfeng plant produced other byproducts such as crude benzol, benzene, sulfur-based chemicals and methanol. Starting in July 2014, the Baofeng plant has been temporarily closed as its old facilities cannot comply with China’s new coking industry entry standards. It is now pending for upgrade in order to better assist the UCG project development in the future.

New Coking Facility

On March 3, 2010, we commenced construction of a new state-of-the-art coking plant on a 460,000 square meter site adjacent to the Baofeng plant. As of the date of this Report, we have completed construction of the shallow foundation, an underground workshop and the furnace and chimney rack, and are in the process of installing the coal preparation, cooling, recycling, and auxiliary systems, as well as framing the coal blending structure and coal yard. Originally anticipated to be completed at the end of December 2011, we have halted construction in light of ongoing weak demand for coke. If the coke market improves and stabilizes and we have resources to do so, we will evaluate restarting construction.

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

Electricity Generation

As Hongguang Power mainly uses the gas produced during coking from Baofeng plant to generate electricity, it has been temporarily closed when Baofeng plant closed in July 2014. There was no electricity generated for the fiscal year ended June 30, 2016 and for the fiscal year ended June 30, 2015. We will resume our operations in the future at Hongguang Power to generate electricity to better assist the UCG project.

We had no electricity generated for the years ended June 30, 2016 and 2015.

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

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification technique (“UCG”) development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory, which may have coal materials of approximately 216,200 tons shown on our primarily test, as a trial project for UCG technique development. We entered into a construction agreement on June 16, 2015 to build a UCG facility and commenced the construction of the trial project of the Scientific and Technological Practical Project at the end of June 2015. This UCG trial project is under the joint supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. Since commencement through June 30, 2016, we had invested an aggregate of $30,070,699 (RMB 199,000,000) in the construction of this UCG trial project. The recorded net amount is $18,945,020 due to impairment reserve. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. The basis of the UCG trial project is consolidation of the coal mines in Pingdingshan city. Because the personnel change of the local government has postponed the consolidation process, this UCG trial project has been halted. At this point, we do not know when the periodical acceptance test will be finished . After the Supervisors provide their approval we would be able to proceed to our next stage of project development. We also do not know when the construction of this trial project will be completed. It is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

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

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over fiscal years 2016 and 2015 resulting from the oversupply of coke and coal products through the whole year of 2016 in the market.

Coke Sales

Coke sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coke Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2016	28,616	$2,653,727	14%	$93
2015	152,152	$25,902,868	57%	$170

The coke revenues decreased 87.16% resulting from a 75.81% decrease in the coke quantity and a 31.28% decrease in the coke average selling price. Due to demand structure and the price of the coke products, no coke powder was produced and sold in fiscal year 2016.

Because the coke market demand was still weak and we used coke to produce our new clean-burning syngas, our revenues from coke products decreased in fiscal year 2016.

Coal Tar Sales

Coal tar sales for the last two completed fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Coal Tar Sales
Fiscal Year	Annual Sales (metric tons)	Annual Sales ($)	% of Revenue	Weighted Average Price Per Metric Ton ($)
2016	2,624	$578,270	3%	$220
2015	6,909	$1,818,648	4%	$263

Our byproduct revenues from coal tar decreased 68.2% result from a 62.02% decrease in coal tar quantity and a 16.22% decrease from the coke tar average selling price, and our revenues from crude benzol decreased by 76.49% resulting from a 61.74% decrease in crude benzol quantities and decrease by a 38.60% decrease in the crude benzol average selling price.

Raw Coal Sales

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium or policy will change to allow us to reopen our mining activities. We had no raw coal revenues for fiscal years 2016 and 2015.

Washed Coal Sales

Our washed coal productions were closed in December 2015 due to stricter environmental requirements from the government, a decline in selling prices and a decline in demand for coal. Washed coal sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

Washed Coal Sales
Weighted
Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2016	-	-	-	N/A
2015	17,469	$2,765,054	6%	$158

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

Syngas Sales

Syngas sales for the last two fiscal years in volume, dollar amount and as a percentage of our total revenue, and the weighted average selling price per metric ton for each fiscal year, are as follows:

	Syngas Sales
				Weighted
				Average
	Annual Sales			Sale Price Per
Fiscal Year	(metric tons)	Annual Sales ($)	% of Revenue	Metric Ton ($)
2016	159,414,171	$15,256,476	80%	$0.10
2015	124,104,744	$12,443,527	27%	$0.10

Our syngas operation was launched in October 2014. Our revenues from syngas have increased 22.61% in 2016 compared to last year. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens. We believe that revenues from syngas will continue to increase along with the improvement of our production techniques and the expansion of the production capacity.

Customers

We sell our products only in China. The following customers each accounted for 10% or more of our total revenue for fiscal 2016:

	Sales to Customer	Sales to Customer
Customer	($)	as a % of Revenue
HuJian Ceramics	$15,163,304	68.08%
Wuhan Railway Zhongli GroupHuJian	$2,503,468	11.29%

The largest customer of each principal product for fiscal 2016 is as follows:

		% of Product Bought by
Customer	Product	Customer
Wuhan Railway Zhongli Group	Coke	57.87%
HuJian Ceramics	Syngas	85.55%

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

We also trucked coke from the Hongfeng plant (which is not directly connected by rail) to our platform for loading. Customers can also arrange for trucks to take delivery from both plants.

At the time of this filing, we have a gas pipeline network that extends 10 kilometers from our existing syngas facilities at the Hongfeng plant. Almost 80% of the pipelines came with the Hongfeng plant when we leased it, while 20% were built by us. All our customers in need of syngas have their own pipeline. We can connect our pipeline with our customers’ own pipeline to deliver syngas.

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

Suppliers

We purchase from various suppliers within China. The following supplier accounted for 10% or more our total purchases for fiscal 2016:

	Materials	Amount of Purchase	% of Total
Supplier	Supplied	($)	Purchases
Henan Shenhuo International Trade Ltd.	Washed Coal	957,876	15.8%

This supplier is not related to or affiliated with us.

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

We believe that we have established stable cooperative relationships with our suppliers. In light of the mining moratorium, we have been sourcing coal from third parties, both inside and outside Henan. During the 2016 and 2015 fiscal year, about 19% and 18%, respectively, of our coal purchases were from outside Henan, with the remaining from SOEs in Henan whose mining operations have not been affected by the ongoing mining moratorium and consolidation.

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of June 30, 2016:

	Number of	% of
	Employees	Employees
Syngas-related operations	15	23%
Sales and marketing	4	6%
Projects, research and development	20	30%
Administrative (including management)	26	41%
TOTAL	65	100%

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

On August 28, 2014, we entered into a cooperative agreement with the North China Institute of Science and Technology regarding underground coal gasification technique (“UCG”) development to refine and implement advanced techniques to convert our coal into syngas. Our ultimate target is to build a UCG facility with an annual production capacity of 7,708,800,000 cubic meters of syngas or 880,000 cubic meters of syngas per hour in all four of our coal mines. The UCG project was approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, and it was granted the privilege to refine the coal under Baofeng Coking Factory, which may have coal materials of approximately 216,200 tons shown on our primarily test, as a trial project for UCG technique development. We entered into a construction agreement on June 16, 2015 to build a UCG facility and commenced the construction of the trial project of the Scientific and Technological Practical Project at the end of June 2015. This UCG trial project is under the joint supervision of the Science and Technology Bureau of Baofeng County and North China Institute of Science and Technology (“Supervisors”) and requires further tests and approval from the Supervisors upon our completion of construction and equipment installation. As of June 30, 2016, we had invested $30,070,699 (RMB 199,000,000) in the construction of this UCG trial project. The recorded net amount is $18,945,020 due to impairment reserve. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. The basis of the UCG trial project is consolidation of the coal mines in Pingdingshan city. Because the personnel change of the local government has postponed the consolidation process, this UCG trial project has been halted. At this point, we do not know when the periodical acceptance test will be finished. After the Supervisors provide their approval we would be able to proceed to our next stage of project development. We also do not know when the construction of this trial project will be completed. It is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

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

Shuangrui coal mine is currently not operational (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). We also plan to dissolve Shuangrui Coal and consolidate its coal mine under Hongchang Coal (see “History and Corporate Structure – Hongli” above). We are in the process of consolidating Shuangrui coal mine under Hongchang Coal.

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

Baofeng Coking Factory Coal Mine

As our UCG project has been approved by the Science and Technology Bureau of Baofeng County as a local Scientific and Technological Practical Project, Baofeng County National Land Resource Administrative Bureau granted us the right to refine the coal mine under Baofeng Coking Factory, which may contain coal materials of approximately 216,200 tons, specifically for our UCG trial project development. This UCG trial project is divided into several stages and each stage requires a periodical acceptance test conducted by the Supervisors. The first stage of the construction was completed in July 2015 and is in the process of the Supervisors’ examination. The basis of the UCG trial project is consolidation of the coal mines in Pingdingshan city. Because the personnel change of the local government has postponed the consolidation process, this UCG trial project has been halted. At this point, we do not know when the periodical acceptance test will be finished. After the Supervisors provide their approval we would be able to proceed to our next stage of project development. We also do not know when the construction of this trial project will be completed. It is estimated to cost up to $5 million. Once the construction is completed, it requires another 6 months of preliminary operations for final testing which will be monitored by the Supervisors. With the final approval from the Supervisors, we will be able to implement our UCG techniques in our coal mines.

Additional information regarding these mines is listed below:

	Hongchang Mine	(6)	Shuangrui Mine	(7)	Xingsheng Mine	(8)	Shunli Mine	(9)
Background data:
Commencement of construction	1984		1970		1970		1995
Commencement of commercial production	1987		1970		1998		1998
Area that may contain coal material (square kilometers)	0.65		0.47		0.19		0.08
Reserve data:(1)
Total in-place proven and probable reserves (metric tons) (2)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Recoverable reserves (metric tons) (3)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Coal washing recovery rate (%) (4)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Depth of mining (meters underground)	10 – 210		40 – 270		80 - 90		100 - 130
(meters) Average thickness of materials that may contain coal material	Seam B1: 1.14 Seam A4: 5.50		6.78		Seam A4: 0.70 – 1.08 Seam B1: 4.50 – 14.40		Seam A4: 2.0 Seam A6: 1.6 Seam B1: 6.5 – 10.2
Type of materials that may contain coal material	Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical		Thermal/Metallurgical
Assigned/unassigned (5)	Assigned		Assigned		Assigned		Assigned
Sulfur content (%)	Seam B1: 2.64 Seam A4: 0.55		Seam B1: 0.55		Seam A4: 4.90 Seam B1: 0.55		Seam A4: 1.50 Seam A6: 0.87 Seam B1: 0.55
Water content (%)	Seam B1: 0.83 Seam A4: 1.5		Seam B1: 1.5		N/A		Seam A4: 1.50 Seam A6: 1.08 Seam B1: 1.50
Ash content (%)	Seam B1: 15.3 Seam A4: 14.0		Seam B1: 14		Seam A4: 18.64 Seam B1: 14.00		Seam A4: 16 Seam A6: 33.44 Seam B1: 15
Volatility content (%)	Seam B1: 32.5 Seam A4: 29.0		Seam B1: 29		Seam A4: 38.45 Seam B1: 33.15		Seam A4: 32 Seam A6: 20.59 Seam B1: 29
Thermal Value (megajoules per kilogram)	31.9		28.5		31.2		Seam A4: 30.10 Seam A6: 18.56 Seam B1: 31.30
Production data: (metric tons)
Designed raw coal production capacity (per year)	Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation		Pending data from professional evaluation
Raw coal production:
For the year ended June 30, 2016	-		-		-		-
As of June 30, 2016	-		-		-		-
Cumulative raw coal production as of June 30, 2016	-		-		-		-

(1)	The reserve data including (i) depth of mine and (ii) average thickness of materials that may contain coal material are based on the relevant information from the mining report of each mine issued by our provincial mining authorities, the Regional Geological Survey Team of the Henan Bureau of Geology and Mineral Exploration and Development, and records of the Company. Non-accessible reserves are defined as the portion of identified resources estimated to be not accessible by application of one or more accessibility factors within an area. In the table above we report materials that may contain coal on a combined basis.

(2)	In-place reserves refer to coal in-situ prior to the deduction of pillars of support, barriers or constraints.

(3)	Recoverable reserves refer to identified coal reserves that are technologically and economically feasible to extract prior to the deduction of losses during extraction.

(4)	Coal washing recovery rate refers to the rate of recovery of coal in the production of our washed coal products.

(5)	“Assigned” reserves refer to coal which has been committed to a particular mining complex (mine shafts, mining equipment, and plant facilities), and all coal which has been leased by the company to others. “Unassigned” reserves refer to coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin on the property.

(6)	The mining report of Hongchang coal mine is dated November 2005 (the “Hongchang Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(7)	The mining report of Shuangrui coal mine is dated February 17, 2006 (the “Shuangrui Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(8)	The mining report of Xingsheng coal mine is dated April 10, 2006 (the “Xingsheng Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

(9)	The mining report of Shunli coal mine is dated March 2, 2006 (the “Shunli Mining Report”). This report was not issued in compliance with the SEC’s Industry Guide 7, “Description of property by issuers engaged or to be engaged in significant mining operations”.

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

The table below lists our current mining permits:

	Hongchang coal	Shuangrui coal	Xingsheng coal	Shunli coal
	mine	mine	mine	mine
Issuance date	July 6, 2007	June 4, 2007	May 30, 2007	November 17, 2009
Expiration date (unless extended)	September 6, 2013(1)	October 4, 2011(1)	July 30, 2012(1)	September 2011(1)
Permitted mining amount (metric tons per year)	150,000	150,000	150,000	150,000

(1)	These permits have not been renewed in light of the ongoing mining moratorium (see “Our Products and Operations – Coal – Coal Mining Moratorium” above). In addition, we are in the process of consolidating Shunli coal mine and Shuangrui coal mine under Hongchang Coal(see “History and Corporate Structure – Hongli” above). Once consolidation is completed, we will have only one permit to mine all three mine sites.

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

Item 1A.	RISK FACTORS

This Item is not applicable to smaller reporting companies.

Item 1b.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table lists certain information our current facilities:

	Approximate
	Floor Area
	(Square	Ownership
Location	Meters)	Status	Principal Uses
Kuanggong Road and Tiyu Road, 10/F, Xinhua District, Pingdingshan, Henan Province, China	600	Leased	Corporate principal executive office (1)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	95,013	Owned	Baofeng plant, operational office, rail track, coal washing, power generation
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	371,628	Owned	New coking plant (2)
North Side of Hongyetai Plant, Shilong District, Pingdingshan	50,000	Leased	Hongfeng plant (3)
Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	310,000	Owned (4)	Hongchang coal mine
Liping Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	470,000	Owned (4)	Shuangrui coal mine
Southwest Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	190,000	60% Owned (4)	Xingsheng coal mine
West Zhaozhuang Village, Daying Town, Baofeng, Pingdingshan, Henan Province, China	80,000	Owned (4)	Shunli coal mine

(1)	Our principal executive office is in downtown Pingdingshan, approximately 60 kilometers from our current plant, which houses our executive and administrative staff and oversees our operations. We currently lease the premises on a month-to-month basis for $3,505 (RMB 21,560) per month.

(2)	As of June 30, 2016, we prepaid (through Hongli) a total of approximately $9.0 million (RMB 58.05 million) to acquire the land use rights to approximately 371,628 square meters of residential land adjacent to our current plant, as the site for our new coking plant. Such prepayments were paid to the land’s former occupants and are not refundable. We expect to acquire the land use rights by June 30, 2016 at an estimated total cost of approximately $11.5 million (RMB 73.05 million). We also anticipate paying an additional $1.9 million (RMB 12.45 million) for administrative fees relating to reconfiguring the land for industrial use. As of the date of this Report, plant construction has not been completed. These prepayments were restructured and sold on January 25, 2016 through a Credit and Debt Transfer Agreement.

(3)	On April 8, 2013, we entered into lease operation agreement with Pingdingshan Hongfeng Coal Processing and Coking, Ltd. (“Hongfeng”) to lease the Hongfeng plant for one year. The agreement provided that we paid Hongfeng a monthly leasing fee based on the quantity of coke we produced from the Hongfeng plant at the rate of RMB 60 per metric ton. We were also responsible for the operation, maintenance and repairs of the Hongfeng plant. On November 25, 2015, we and Hongfeng terminated the lease operation agreement, and signed a land lease, with the term from January 1, 2016 to December 31, 2016 for a monthly rent of RMB 50,000 (approximately US $7,777). On December 29, 2016, we renewed this land lease from January 1, 2017 to December 31, 2017 for the same rent.

(4)	We do not own the mines (as all mineral resources are state-owned), but we control the mining permits to extract coal from these mines through our ownership of the operators of these mines.

Item 3.	Legal Proceedings

On June 28, 2017, Lifshitz & Miller LLP, a law firm, filed a class action lawsuit against us in the U.S. District Court for the District of New Jersey on behalf of the shareholders who purchased between September 28, 2012 and April 7, 2017 (the “Class Period”). The complaint alleges that during the Class Period, we issued materially false and/or misleading statements and/or failed to disclose the advert facts pertaining to our business, operational and financial results, which were known to us or recklessly disregarded by us.

Except the above-mentioned lawsuit, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Item 4.	Mine Safety Disclosures

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock traded on the NASDAQ Capital Market under the symbol “SCOK” since February 17, 2010. Effective on July 28, 2015, we started trading in NASDAQ Capital Market under the name of “Hongli Clean Energy Technologies Corp.” and trading symbol of “CETC”. Since April 11, 2017, the trading of the Company’s common stock has been suspended from the Nasdaq Capital Market. The Company has appealed the delisting determination but there is no guarantee that trading on the NASDAQ Capital Market will resume.

The following table sets forth the high and low bid information for our common stock on the NASDAQ Capital Market and gives effect to the 1-for-10 reverse stock split effected on October 27, 2016.

	The Nasdaq Capital Market Price per Share
	High	Low
2016
Quarter ended June 30, 2016	$6.1	$2.8
Quarter ended March 31, 2016	7.6	2.65

2015
Quarter ended December 31, 2015	$6.79	$2.6
Quarter ended September 30, 2015	17.8	4.22
Quarter ended June 30, 2015	27.9	$17.1
Quarter ended March 31, 2015	37	23.8

2014
Quarter ended December 31, 2014	$44.4	$21.1
Quarter ended September 30, 2014	93.7	11.5

Holders

As of July 13, 2017, there were approximately 610 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

On August 1, 2014, the Board of Directors authorized the issuance of 2,000 unregistered shares of common stock to Perceptive Programs, LLC, as compensation for investor relations services provided to the Company. The shares were issued on September 11, 2014. The issuance was not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof as a transaction by the Registrant not involving any public offering. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of our operations and financial condition for the fiscal years ended June 30, 2016 and 2015 should be read in conjunction with the Selected Financial Data, our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Recent significant transactions:

•	On January 10, 2016, we entered into a Credits and Debts Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, we had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. Pursuant to the Credits and Debts Transfer Agreement, we transferred those credit assets and debts to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. We shall compensate Guangyao for the difference of RMB 20,007,058.78 between the book value of the transferred credit assets and debts. We shall pay RMB 20,007,058.78 to Guangyao within 6 months after this Credits and Debts Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge us at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of the agreement, until it is cleared. With respect to the Credits and Debts Transfer Agreement, Guangyao will be responsible to discuss and negotiate with our creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits.

•	On January 25, 2016, we entered into an Assets Transfer Agreement with Guangyao for 900,000 Tons of Coking Asset in Construction. As of December 31, 2015, our 900,000 tons of stamp-charging in construction had a book value of RMB 319,531,307.61. Based on the agreement, we agreed to sell to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay us all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. This assets transfer agreement was not subsequently executed. As a result, we still maintained the rights to the coking assets and have provided an impairment reserve in the amount of $8,400,139.

•	On March 25, 2016, we entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, we sold our coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately $61 million. According to the agreement, Hongfeng will pay us 50% of the selling price within 6 months after this agreement becomes effective and the remaining 50% of the selling price will be paid off after the titles to such assets and equity interests are registered with the appropriate authorities. If any payments due for over 30 days are unpaid, Hongfeng will be charged an interest expense at an annual interest rate of 10% for the then unpaid portion until it is fully paid. This transfer agreement was not subsequently executed, executed. As a result, we still maintain ownership of all our subsidiaries.

As of June 30, 2016, we operate only our syngas business and have suspended our electricity equipment and assets for future electricity generation. Based on management’s expectation from announcement of the new policies in the early 2016 at limiting development of the coal and coke industry in China and cutting off the production capacity of Chinese steel making companies, we expected to see a further price drop at coal and coke products in the near future, resulting from the weaker demand from the steel industry. However with worsened market conditions in late 2016, we have decided to also halt our syngas operations until market recovers.

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

For the year ended June 30, 2016 and 2015:

•	our coke gasification operation have been carried out by Hongli’s branch, Baofeng Coking Factory (“Baofeng Coking”) since October 2014 using the coke gasification facility built in Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”), which was leased from Hongfeng.

•	No coal and coking operations have been conducted since December 31, 2015.

•	Electricity generation is carried out by Baofeng Hongguang Environment Protection Electricity Generating Co., Ltd. (“Hongguang Power”), also a wholly-owned subsidiary of Hongli. As Hongguang Power mainly used the gas produced during coking from our Baofeng plant to generate electricity, it has been temporarily closed following the Baofeng plant closing in July 2014. We hold our electricity equipment and assets for future electricity generation.

The coke-related activities for the periods discussed below are those coking activities of Hongli and Baofeng Coking before December 31, 2015. Coal’s mining operations were halted in September 2011.

Results of Operations

Our revenue in fiscal year 2016 decreased by approximately 58.45% from a year ago as sales of most coal and coke products slowed, largely as a result of government policies aimed at reducing fuel consumption and pollution in popular industries and the soft demand in real estate markets which affected demand for steel and as result, coal and coke products. The decrease of revenues from coal and coke products was set off partly by revenues from our clean-burning syngas product which was generated and sold beginning in October 2014.

We derived 20% of the revenue from coke products in fiscal year 2016, as compared to 63% in fiscal year 2015, and 0% from coal products in fiscal year 2016 as compared to 10% in fiscal year 2015, and 80% from syngas products in fiscal year 2016 as compared to 27% in fiscal year 2015.

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

Revenue

Revenues decreased by $26,659,427 or 58.45% to $18,953,657 as compared to fiscal year 2015. Such decrease resulted from decreases sales of coke, coal tar, coke power, coal slurry, washed coal and mid coal, offset by increased sales of syngas. Revenue and quantity sold by product type for fiscal year 2016 and 2015 are as follows:

	Coke		Coal		Syngas		Total
Revenue
Fiscal year 2016		$3,697,182		$-		$15,256,476	$18,953,657
Fiscal year 2015		28,798,823		4,370,734		12,443,527	45,613,084
Increase (decrease) in $		$(25,101,641)		$(4,370,734)		$2,812,949	$(26,659,427)
Increase (decrease) in %		(87.16)%		(100)%		22.61%	(58.45)%

Quantity sold (metric tons/ cubic meter)
Fiscal year 2016		38,900		-		159,414,171	159,453,071
Fiscal year 2015		160,786		59,525		124,104,744	124,325,055
Increase (decrease) in metric tons(T)/ cubic meter (M3)	T	(121,886)	T	(59,525)	M3	35,309,427	35,130,309
Increase (decrease) in %		(75.81)%		(100)%		28.45%	28.27%

We derived 20% of revenue from coke products in fiscal year 2016, as compared to 63% in fiscal year 2015, and 0% from coal products in fiscal year 2016 as compared to 10% in fiscal year 2015, and 80% from syngas products in fiscal year 2016 as compared to 27% in fiscal year 2015.

The shifting percentages reflected changes from our current operating status and our strategies with consideration of the market conditions and the changes of governmental policies. The stricter environmental requirements, the new nationwide restriction on coal and coke production capacity, and the weaker performance of real estate industry restrained the demands of coal and coke. We terminated our coal and coke operations in December 2015, as the China central government announced a series of policies at cutting the excess production capacity in the steel making, coal and coke industries, and real estate related industries in early 2016. Our environmentally friendly products, such as our syngas, are more complementary to future energy development trends. Through the transformation of our operating strategies and product portfolios, we expect that products can better meet future market demands. We believe that this change will bring a positive contribution to our future business development.

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

Average selling prices per metric ton of our coal and coke products, and average selling prices per cubic meter of syngas for fiscal year 2016 and 2015 are as follows:

Average Selling Price of Coke Products

	Coke	Coal tar	Crude benzol	Electricity coal
Fiscal year 2016	$93	$220	$384		$30.28
Fiscal year 2015	170	263	625		N/A
Increase (decrease) in $	$(77)	$(43)	$(241)	$	N/A
Increase (decrease) in %	(45.45)%	(16.22)%	(38.6)%		N/A

Average Selling Price of Coal Products

	Coal slurries		Mid-coal		Washed coal
Fiscal year 2016		$-		$-		$-
Fiscal year 2015		28		39		158
Increase (decrease) in $	$	N/A	$	N/A	$	N/A
Increase (decrease) in %		N/A		N/A		N/A

Average Selling Price of Syngas

Syngas
Fiscal year 2016	$0.10
Fiscal year 2015	0.10
Increase (decrease) in $	$-
Increase (decrease) in %	-

Generally, our selling prices are driven by a number of factors, including the particular composition and quality of the coal or coke we sell, their prevailing market prices locally and throughout China, as well as in the global marketplace, timing of sales, delivery terms, and our relationships with our customers and our negotiations of their purchase orders. The selling prices of all coke products and coal products decreased over fiscal years 2016 and 2015 resulting from the oversupply of coke and coal products in the market.

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

Average price of syngas was contracted approximately at $0.10 or RMB 0.62 per cubic meter (M3). We sign long-term syngas supply agreements with our customers to provide syngas at a fixed vending price of $0.10 or RMB 0.62 per cubic meters (M3). In rare cases, syngas may be sold with temporary price adjustments.

Revenue and quantity sold of each coke product for fiscal years 2016 and 2015 are as follow:

	Coke	Coal tar	Crude benzol	Electricity Coal	Total
Revenues
Fiscal year 2016	$2,653,727	$578,270	$253,234	$211,952	$3,697,182
Fiscal year 2015	25,902,868	1,818,648	1,077,307	-	28,798,823
Increase (decrease) in $	$(23,249,141)	$(1,240,378)	$(824,073)	$211,952	$(25,101,641)
Increase (decrease) in %	(89.76)%	(68.2)%	(76.49)%	N/A	(87.16)%

Quantity sold (metric tons)
Fiscal year 2016	28,616	2,624	660	7,000	38,900
Fiscal year 2015	152,152	6,909	1,725	-	160,786
Increase (decrease) in metric tons	(123,536)	(4,285)	(1,065)	7,000	(121,886)
Increase (decrease) in %	(81.19)%	(62.02)%	(61.74)%	N/A	(75.81)%

Coke revenues decreased 87.16% resulting from a 75.81% decrease in coke quantity and a 31.28% decrease in the coke average selling price. Due to demand and the price of the coke products, no coke powder was produced and sold in fiscal year 2016. Our byproduct revenues from coal tar decreased 68.2% result from a 62.02% decrease in coal tar quantity and a 16.22% decrease from the coke tar average selling price, and our revenues from crude benzol decreased by 76.49% resulting from a 61.74% decrease in crude benzol quantities and decrease by a 38.60% decrease in the crude benzol average selling price.

Because coke market demand was still weak and we used coke to produce our new clean-burning syngas, our revenues from coke products decreased in fiscal year 2016.

Revenue and quantity sold of each coal product for fiscal years 2016 and 2015 are as follows:

	Coal slurries	Mid-coal	Washed coal	Total
Revenue
Fiscal year 2016	$-	$-	$-	$-
Fiscal year 2015	102,327	1,503,353	2,765,054	4,370,734
Increase (decrease) in $	$(102,327)	$(1,503,353)	$(2,765,054)	$(4,370,734)
Increase (decrease) in %	(100)%	(100)%	(100)%	(100)%

Quantity sold (metric tons)
Fiscal year 2016	-	-	-	-
Fiscal year 2015	3,674	38,382	17,469	59,525
Increase (decrease) in metric tons	(3,674)	(38,382)	(17,469)	(59,525)
Increase (decrease) in %	(100)%	100%	(100)%	(100)%

Our coal revenue continued to suffer from unstable and unpredictable raw coal supply from our coal mines affected by the ongoing mining moratorium. We are unable to anticipate when the moratorium will and or policy will change to allow us to reopen our mining activities. No coal revenues were generated for fiscal year 2016.

Revenue and quantity sold of syngas product for fiscal years 2016 and 2015 are as follows:

Syngas
Revenue
Fiscal year 2016	$15,256,476
Fiscal year 2015	12,443,527
Increase (decrease) in $	$2,812,949
Increase (decrease) in %	22.61%

Quantity sold (cubic meter)
Fiscal year 2016	159,414,171
Fiscal year 2015	124,104,744
Increase (decrease) in cubic meter (M3)	35,309,427
Increase (decrease) in %	28.45%

Our revenues from syngas have increased 22.61% in the fiscal year 2016 compared to last year. All sales of syngas were delivered by the pipeline and all syngas was delivered as it was generated in our conversion ovens.

Cost of Revenue

Cost of revenues decreased by 64.10%, from $32,973,492 to $11,838,252 a year ago. The decrease was mainly driven by lower sale volumes for most of our coal and coke products. However, the decrease from our coal and coke sales was partially offset by the increasing sales from our syngas operations whose revenues contributed higher gross profit margin.

Gross Profit

Gross profit was $7,115,405, a decrease of $5,524,187 or 43.17% from $12,639,592 for the fiscal year 2016 as compared to last year. The decrease was mainly due to significant decrease of coke and coal related products both in quantity and selling price.

Operating Expenses

Operating expenses, which consist of selling expenses and general and administrative expenses, was $105,615,667 in the fiscal year 2016, an increase of $89,876,625 or 571.04% from $15,739,042 as compared to the same period a year ago. Selling expenses decreased by $93,576 or 67.88%, to $44,282, due to a slight reduction in expenses relating to selling activities. General and administrative expenses decreased by $4,626,588 or 35.13%, to $8,542,878, mainly due to bad debt expense for doubtful accounts of $5,715,538 compared to $10,113,269 in the fiscal year 2015, which resulted from review of the collectability of trade accounts receivable. Due to suspension of coking business, we made impairment reserves for our asset including $42,688,520 of long-lived assets and construction in progress and $52,809,815 of impairment reserve to its land use and mining rights. We also wrote off our investment in Hongyuan CSG which was established by our subsidiary Zhonghong. The joint venture was terminated due to macro economic environments.

Other Income and Expense

Other income and expense includes interest expense, interest income and other finance expenses, income and expense not related to our principal operations, and change in fair value of warrants.

Interest expense mainly resulting from interest accrued for the loans from Bairui and Capital Paradise Limited (“CPL”), was $2,496,033 in the fiscal year 2016, a decrease of $3,056,434 or 55.05%, from $5,552,467 as compared to a year ago, which mainly resulted from Bairui loan being transferred in the January Asset and credit transfer.

Interest income, mainly consisting of interest income from loans to CPL, was $165,367 in the fiscal year 2015, due to the loan collection on August 2014 and January 2015. There is no interest income from CPL in the fiscal year 2016. Other finance expenses, which consist of bank service fees and currency exchange gain or loss, were $168,461, an increase of 167.05% from the fiscal year 2015.

We also recorded the income from change of fair value of warrants in the amount of $2,833,882 in fiscal year 2016, compared to the income of $7,131,724 in fiscal year 2015. The income from change of fair value of warrants was mainly the result of the increase of volatility of our stock price during fiscal year of 2016.

As a result of the assets and credit transfer agreement in January 2016, we had gain of $5,122,075 in fiscal year 2016 compared to $0 other income in the fiscal year 2015.

Provision for Income Taxes

Provision for income tax was $1,051,040 in the fiscal year 2016 compared to $2,045,865 from a year ago, due to the decrease of our taxable operating incomes from our consolidated subsidiaries.

Net loss attributable to common shareholders

We reported net loss to us of $89,891,300 in the fiscal year 2016, compared to net loss of $3,463,774 a year ago, mainly due to impairment reserve of $97,028,507.

Noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the year ended June 30, 2016, net loss attributable to such noncontrolling interests amounted to $4,354,504 due to impairment reserve on mining rights.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2016, we have working capital deficit in the amount to $5,564,363 as compared to working capital deficit in the amount to $25,400,753 at June 30, 2015, mainly due to our suspension of coal and coke operations to reduce losses and working capital needs.

Our accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon expenditure requirements and repayments.

We plan to fund our future operation with loans from shareholder. In the meantime, we are still waiting for the mining moratorium to conclude. If and when that occurs, we should be able to obtain a line of credit to facilitate additional liquidity by pledging our mining rights. Management believes that these and other actions taken can provide us the opportunity to continue as a going concern.

In summary, our cash flows are as follows:

	For the year ended June 30,
	2016	2015
Net cash provided by operating activities	$6,589,343	$530,514
Net cash used in investing activities	$(4,819,706)	$(8,150,139)
Net cash (used in) provided by financing activities	$(1,788,830)	$7,510,885

Net Cash Provided by Operating Activities

Net cash provided by operating activities for fiscal 2016 was approximately $6.59 million, as compared to net cash provided by operating activities of approximately $0.53 million for fiscal 2015. Except for $97,091,988 in non-cash adjustment such as depreciation, amortization and depletion, bad debt, change in fair value of warrants, inventory impairment, and gain from forgiven payables which increased our cash-based net income, net operating inflow for fiscal 2016 resulted from the following factors: (1) our other receivable decreased by $4,680,034, due to returned of deposit from PRCCU of $4,910,949 ; (2) advances to suppliers decreased by $3,895,436, due to tightening control of our prepayments; (3) inventories decreased by $2,926,207 due to the usage of coke to produce syngas. Cash inflow was mainly offset by the following factors: (1) accounts receivable increase by $6,745,750 mainly due to longer credit terms taken by customers (2) Other payable and accrued liabilities decreased by 0.99 million as the Company's operation slowed compared to the fiscal year 2015.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for fiscal year 2016 was $4,819,705 which was mainly used in UCG construction and payment for our 40% ownership in Shuangrui. During fiscal year 2015, we collected $8.03 million from the loans receivable from CPL and invested $13.58 million in the coke gasification construction and purchases of the relevant equipment and invested $2.61 million in the UCG construction.

Net Cash Provided by Financing Activities

Net cash used in financing activities was approximately $1.79 million for fiscal year 2016. During fiscal year 2016, we received a new loan from CPL in the amount of approximately $1.64 million and we repaid $3.60 million to CPL, we also obtained an additional loan from our shareholder and the CEO, Mr. Lv Jianhua, which amounted to approximately $0.18 million.

Net cash provided by financing activities was approximately $7.51 million for fiscal year 2015. During fiscal year 2015, we completed a registered sale of 281,885 shares of our common stock with net consideration of $13.2 million and obtained an additional loan from our shareholder and the CEO, Mr. Lv Jianhua, which amounted to approximately $0.22 million. During fiscal year 2015, we repaid outstanding loans to Bairui Trust for approximately $8.15 million and received a new loan from CPL in the amount of approximately $4.23 million. During the same period, we repaid $1.99 million to CPL.

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

On January 20, 2015, Hongli repaid the loan of $8,132,990 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015.

On April 3, 2015, Hongli and Baitui Trust reached an agreement to extend the loans of approximately $12.74 million (RMB 78,000,000) to April 2, 2016 with the annual interest of 11.88%. As of June 30, 2016, the outstanding loans from Bairui Trust were as follows:

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

As of June 30, 2016 and 2015, the outstanding loan from Capital Paradise Limited was $273,769 and $2,237,066, respectively.

Our business plan involves developing our business through:

(1)	Targeting changes to the coal and coke markets in which we currently operate, upgrading production technology and management to improve the quality of our products and focus on clean coke and adjusting our product mix to increase sales of higher margin products such as syngas, coal tar, and crude benzol in order to hedge against unfavorable market conditions for coal and coke that we are facing;

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

Recently issued accounting pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term and long-term obligations. Accordingly, fluctuations in applicable interest rates would not have a material impact on the fair value of these securities. At June 30, 2016, we had approximately $40,523 in cash. A hypothetical 2% increase or decrease in applicable interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Effective August 29, 2016, we dismissed HHC as our independent auditors.  This action was approved by the Audit Committee of our board of directors, and ratified by the board. The reports of HHC on our financial statements as of June 30, 2015 and 2014 and for the years ended June 30, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for the fiscal periods ended June 30, 2015 and 2014, and through August 29, 2016, there were: (i) no disagreements between we and HHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of HHC, would have caused HHC to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We provided HHC a copy of the disclosures contained herein and requested that HHC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HHC agrees with our statements. A copy of the letter furnished by HHC in response to such request was filed as Exhibit 16 to the Form 8-K/A filed September 12, 2016.

On August 29, 2016, we engaged KSP GROUP, INC. (“KSP”) as our independent registered accounting firm. During our two most recent fiscal years ended June 30, 2015 and 2014, and the subsequent interim period through the engagement of KSP on August 29, 2016, we did not consult with KSP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and KSP did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective April 18, 2017, we dismissed KSP as our independent auditors.  This action was approved by the Audit Committee of our board of directors, and ratified by the board. KSP has not issued an audit report or other opinion on any of the financial statements of us, so there was no adverse opinion, disclaimer, qualification or modification as described in Item 304(a)(1)(ii) of Regulation S-K.

KSP advised us that KSP believes a disagreement existed with us at the time KSP was advised of its dismissal. Specifically, KSP believes that we needed to obtain a valuation report from an independent valuation firm to assess whether certain assets reflected in the financial statements of we were properly valued at the time of acquisition and net of impairment during subsequent periods. KSP’s position is based on its belief that the significant impairment and loss on disposal recorded during the period ended March 31, 2016 may have occurred prior to that period. KSP discussed the subject matter of this request with management of us but did not discuss the issue with the audit or similar committee of the board of directors or with the board of directors itself. We has authorized the KSP to respond fully to the inquiries of the successor auditor concerning the subject matter of the disagreement.

We provided KSP with a copy of the disclosures contained herein and requested that KSP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not KSP agrees with our statements. A copy of the letter furnished by KSP in response to such request was filed as Exhibit 16 to the Form 8-K/A filed April 26, 2017.

Effective April 19, 2017, we engaged Wei Wei & Co., LLP, Certified Public Accountants (“Wei”), as our independent auditors to audit our financial statements for the year ended June 30, 2016 and to review our financial statements for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017. The decision to engage Wei was recommended by the Audit Committee of our board of directors. During our two most recent fiscal years and through the date of the engagement of Wei, we did not consult with Wei regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of Wei, Wei did not provide us with any written or oral advice that Wei concluded was an important factor considered by we in reaching any decision as to any accounting, auditing or financial reporting issue.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were ineffective. The ineffectiveness is due to the scarcity of qualified employees who are capable of assisting the company to fulfill its US Securities Law Reporting obligations.

(b)	Changes in Internal Control over Financial Reporting

Except as otherwise noted below, there has not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2016:

1.	Ineffective review process in our accounting department relating unusual and complex transactions.

2.	Lack of a qualified full time accountant who process US GAAP knowledge to oversee the recording of our daily transaction

In an effort to remedy the foregoing material weaknesses in the future, we intend to do the following:

•	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our interim Chief Financial Officer and Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

•	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

•	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

On October 12, 2016, the Company received a determination letter from the Nasdaq notifying the Company of the Nasdaq’s determination that the Company’s failure to timely file its annual report on Form 10-K for the fiscal year ended June 30, 2016 could serve as an additional basis for delisting from the Nasdaq Capital Market pursuant to the Reporting Rule. In addition, on November 16, 2016, the Company received an additional deficiency notice for the late filing of its periodic report on Form 10-Q for the quarter ended September 30, 2016, which could also serve as an additional basis for delisting pursuant to Listing Rule 5250(c)(1). The Company had previously been notified that it did not comply with the $1.00 bid price requirement for continued listing, as set forth in Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”).  In response, on October 27, 2016, the Company effected a 1-for-10 reverse stock split and its bid price has since remained above $1.00 per share. Based on the foregoing, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). Following the oral hearing before the Panel on November 17, 2016, on November 21, 2016, the Company received written notification that the Panel had determined that the Company has regained compliance with the Minimum Bid Price Rule and has granted the Company’s request for continued listing pending the filing of its delinquent reports and any necessary restatements with the Securities and Exchange Commission (the “SEC”) through January 31, 2017. On January 30, 2017, the Company informed the Panel that its auditor had notified the Company on January 26, 2017 that it would need additional time to complete the audit. The Panel granted the Company’s request for extension of exception period pending the filing of its delinquent reports and any necessary restatements with the SEC by March 31, 2017. On March 31, 2017, the Company informed the Panel that it had decided to seek a different auditor and therefore was not able to comply with the Reporting Rule.

On April 7, 2017, the Company received a Determination letter (the “Letter”) from the Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company of the Nasdaq Hearings Panel’s determination (the “Determination”) to i) delist the Company’s securities from the Nasdaq Capital Market and ii) suspend the trading of Company’s common stock, effective April 11, 2017 due to its failure to comply with Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”). As of the date of Letter, the Company had not timely filed its Form 10-K for the year ended June 30, 2016 and Form 10-Qs for the quarters ended September 30, 2016 and December 31, 2016. Pursuant to the Letter, unless the Company requests a review of the Determination by the Nasdaq Listing and Hearing Review Council (the “Council”) by April 22, 2017, a Form 25-NSE will be filed with the SEC, causing the Company’s securities to be removed from listing and registration on the Nasdaq Capital Market. The registrant requested an appeal and on April 24, 2017, the registrant wired payment to The NASDAQ Stock Market LLC in connection with the requested appeal. There can be no assurance that the Council will grant the Company’s request for additional time to regain compliance.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Jianhua Lv	49	President, Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board	February 5, 2010(1)
Hui Zheng	45	Vice President, Director and Secretary	February 5, 2010
Yushan Jiang	63	Independent Director	February 5, 2010
Hui Huang	49	Independent Director	February 5, 2010
Haoyi Zhang	43	Independent Director	February 5, 2010

(1) Since our former Chief Financial Officer, Song Lv, resigned on August 3, 2016, Mr. Jianhua Lv has been acting as our interim Chief Financial Officer.

Business Experience

The following is a summary of the educational background and business experience during the past five years of each of our directors and executive officers. The following information includes the person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Jianhua Lv has been the executive director and Chairman of Hongli since 1996, when he founded the company. Mr. Lv has also been acting our interim Chief Financial Officer since our former Chief Financial Officer, Song Lv, resigned on August 3, 2016. Prior to this, from 1989 to 1996 Mr. Lv held a number of positions at the Henan Province Pingdingshan Coal Group, where he developed many years of experience in the coal and coking industries. In early 2007, Mr. Lv was appointed as a standing committee member of the Chinese People’s Political Consultative Conference of Baofeng, Henan Province, and as a standing committee member of the National People’s Congress of Baofeng, Henan Province. Mr. Lv has been honored as an outstanding entrepreneur of the year in 2003 and 2004. Mr. Lv holds a bachelor’s degree from Henan University in Chinese, a master’s degree in economics from Henan University, and a master of law degree from the Central Party School.  Mr. Lv’s experience as our Chief Executive Officer and Chairman, and his extensive knowledge of the coal and coking industries qualifies him to serve on our Board.

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

During the fiscal year ended June 30, 2016, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	1	2
Audit committee	0	1
Compensation committee	0	0
Nominating committee	0	0

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianhua Lv (1)	2016	$240,000	$0	$0	$0	$0	$0	$0	$240,000
	2015	$240,000	$0	$0	$0	$0	$0	$0	$240,000
Song Lv (2)	2016	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Former Chief Financial Officer	2015	$120,000	$0	$0	$0	$0	$0	$0	$120,000

(1)	Since August 3, 2016, Jianhua Lv has also acted as the interim Chief Financial Officer.

(2)	On April 18, 2014, Song Lv was appointed as our Chief Financial Officer. Effective August 3, 2016, Song Lv resigned from the position of our Chief Financial Officer.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2016.

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

Employment Agreements

We entered into an employment agreement with Mr. Jianhua Lv on February 5, 2010. Mr. Lv agreed that in the event that he leaves his employment for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with our business interests. Both we and Mr. Lv have the right to terminate his employment with or without cause by giving prior notice. Any disputes arising from Mr. Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decision of the court located in Henan Province, China. The employment agreement does not provide for any fixed term or duration, and Mr. Lv is employed on an at-will basis.

We entered into an employment agreement with Mr. Song Lv on April 18, 2014. Mr. Song Lv agreed that in the event that he leaves his employment for any reason, he will refrain from using or disclosing our confidential information in any manner which might be detrimental to or conflict with our business interests. Both we and Mr. Song Lv had the right to terminate his employment with or without cause by giving prior notice. Any disputes arising from Mr. Song Lv’s employment, termination of his employment or breach of any covenant of good faith related to his employment shall be conclusively settled by final and binding decisions of the court located in Henan Province, China. The employment agreement did not provide for any fixed term or duration, and Mr. Song Lv was employed on an at-will basis. Mr. Song Lv terminated his employment with us on August 3, 2016.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2016:

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

All of our current directors were appointed on February 5, 2010 in connection with the Share Exchange. On February 5, 2010, we entered into letter agreements with all of our current directors and pursuant to which we agreed to pay cash compensation in the amount of $10,000 to each of the directors for their services on our board of directors in 2010. The terms and conditions under these agreements remained effective for fiscal 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of July 13, 2017, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Kuanggong Road and Tiyu Road 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, China 467000.

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Jianhua Lv (1)	794,818	33%
Hui Zheng	0	0%
Hui Huang	0	0%
Yushan Jiang	0	0%
Haoyi Zhang	0	0%
All Officers and Directors as a Group (5 total)	794,818	33%

5% Shareholders:
Honour Express Limited (2)	794,818	33%

Applicable percentage ownership is based on 2,396,452 shares of common stock outstanding as of July 13, 2017.

(1)	Represents shares held directly by (a) Mr. Jianhua Lv and (b) Honour Express Limited, a British Virgin Islands international business company (“Honour Express”). On October 7, 2014, Mr. Lv exercised his option pursuant to a certain Incentive Option Agreement to acquire 100% of the outstanding shares of Honour Express, which directly owns 669,409 shares of the Company’s common stock, and became the sole shareholder of Honour Express. In such capacity, he is deemed to have voting and dispositive power over the shares held directly by Honour Express. Mr. Lv’s address is: 10th Floor, Chengshi Xin Yong She, Tiyu Road, Xinhua District, Pingdingshan, Henan Province, People’s Republic of China, 467000.

(2)	The address of Honour Express Limited is: P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

To our knowledge, none of our directors, officers or affiliates, or any 5% or greater shareholder of the Company, or any associate or any such directors, officers or affiliates, is a party in any material legal preceding that is adverse to the Company.

Securities authorized for issuance under equity compensation plans

We maintain the following equity compensation plans. The discussions below give effect to the 1-for-12 reverse stock split effected on January 15, 2009, the 1-for-20 reverse stock split the Company effected on February 5, 2010 and the 1-for-10 reverse stock split effected on October 27, 2016.

2012 Equity Incentive Plan

On April 5, 2012, our board of directors approved a stock incentive plan for officers, directors, employees, and consultants entitled “SinoCoking Coal and Coke Chemical Industries, Inc. 2012 Equity Incentive Plan” (the “2012 Plan”).  The maximum number of shares that may be issued under the Plan is 200,000 shares of our common stock.  The 2012 Plan was approved by our shareholders at our annual meeting held on June 29, 2012.  Under the 2012 Plan, we may issue common stock and/or options to purchase common stock.  The 2012 Plan is administered by our board of directors or a committee that it designates comprising of at least three independent directors.  The board (or the committee if one is designated) has full and complete authority, in its discretion, but subject to the express provisions of the 2012 Plan, to grant awards, to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the 2012 Plan.  As of June 30, 2016, 200,000 shares of common stock remained available for future issuance under the 2012 Plan.

2002 Stock Option Plan for Directors

On October 11, 2002, our board of directors adopted a 2002 Stock Option Plan for Directors (the “Directors Plan”) to attract and retain the services of experienced and knowledgeable individuals to serve as our directors. On the date the Directors Plan was adopted, the total number of shares of common stock subject to it was 1,106. This number of shares may be increased on the first day of January of each year so that the common stock available for awards will equal 5% of the common stock outstanding on that date; provided, however, that the number of shares included in the Directors Plan may not exceed more than 10% of all shares of common stock outstanding. The Directors Plan is administered by the board of directors, or any committee that it designates comprising of non-employee directors. The grant of an option under the Directors Plan is discretionary. The exercise price of an option must be the fair market value of the common stock on the date of grant. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock already owned by the person. The term of an option granted pursuant to the Directors Plan may not be more than 10 years. The Directors Plan terminated in October 2012 in accordance with its terms.

1999 Stock Option Plan

On October 14, 1999, our board of directors adopted a 1999 Stock Option Plan (the “Option Plan”) in order to retain the services of employees and consultants and others who are valuable to the Company and to offer incentives to such persons to achieve the objectives of our shareholders. The total number of shares of common stock subject to the Option Plan is 4,542. The Option Plan is administered by the board of directors, or any committee that it designates comprising of non-employee directors. Employees eligible for awards under the Option Plan may receive incentive options to purchase common stock. If a recipient does not receive an incentive option, he or she will receive a non-qualified stock option. The exercise price of an option must be no less than the fair market value of the common stock on the date of grant, unless the recipient of an award owns 10% or more of our common stock, in which case the exercise price of an incentive stock option must not be less than 110% of the fair market value. An option grant may be subject to vesting conditions. Options may be exercised in cash, or with shares of the common stock of the Company already owned by the recipient of the award. The term of an option granted pursuant to the Option Plan may not be more than five years if the option is an incentive option granted to a recipient who owns 10% or more of our common stock, or 10 years for all other recipients and for recipients of non-qualified stock options. Incentive stock options may be granted until the day immediately preceding the 10 year anniversary of its adoption date. Non-qualified stock options may be granted until the Option Plan is terminated by the board of directors in its sole discretion.

The following table illustrates, as of June 30, 2016, information relating to all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plan Approved by Security Holders
2012 Plan	-	n/a	200,000
The Option Plan	606	$960.00	-

Equity Compensation Plan Not Approved by Security Holders –
The Directors Plan	313	$960	-

Item 13.	Certain Relationships and Related Transactions

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

Other Related Party Transactions

We had advances from our CEO that amounted to $174,466 and $736,596 at June 30, 2016 and 2015, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the year ended June 30, 2016, the Company borrowed $417,154 from Mr. Jianhua Lv, the CEO of the Company mainly to pay its operational expenses, $242,688 of the advances was paid by June 30, 2016.

During the year ended June 30, 2015, the Company borrowed $5,043,623 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off its interest payable to Baidu Trust, and $4,827,703 of the advances from Mr. Jianhua Lv had been repaid before June 30, 2015.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by and Wei, Wei and Co.,LLP, our current independent accountants, KSP Group, Inc, our former independent accountants, and HHC, our former independent accountants, during the following fiscal years:

	Fiscal Year Ended June 30,
	2016	2015
Audit Fees(1)	$263,000	$130,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$263,000	$130,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Audit fees for 2016 were billed by or paid to Wei Wei & Co. ($96,000), KSP Group, Inc. ($110,000) and HHC ($57,000). Audit fees for 2015 were paid to HHC ($130,000).

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2016 and 2015, and for the two years ended June 30, 2016 and 2015, are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement dated July 17, 2009 between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited (6)
2.2	First Amendment to the Share Exchange Agreement between Ableauctions.com, Inc., Abdul Ladha and Hanifa Ladha and Top Favour Limited and the shareholders of Top Favour Limited dated November 25, 2009 (9)
3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (24)
3.4	Amended and Restated By-laws (24)
4.1	Specimen Stock Certificate of Hongli Clean Energy Technologies Corp. (24)
4.2	1999 Stock Option Plan (4)
4.3	2002 Stock Option Plan for Directors (3)
4.4	2002 Consultant Stock Plan (5)
10.1	Agreement establishing the Able (U.S.) Liquidating Trust (7)
10.2	Agreement establishing the Able (U.S.) Distribution Trust (7)
10.3	Agreement establishing the Able (Canada) Distribution Trust (7)
10.4	Form of Securities Purchase Agreement (Regulation S) (2)
10.5	Form of Warrant dated February 5, 2010 (Regulation S) (2)
10.6	Form of Director’s Offer and Acceptance Letter (2)
10.7	Form of Officer’s Offer and Acceptance Letter (2)
10.8	Consulting Services Agreement dated March 18, 2009 (2)
10.9	Operating Agreement dated March 18, 2009 (2)
10.10	Equity Pledge Agreement dated March 18, 2009 (2)
10.11	Option Agreement dated March 18, 2009 (2)
10.12	Voting Rights Proxy Agreement dated March 18, 2009 (2)
10.13	Form of Warrant dated March 11, 2010 (Regulation S) (10)
10.14	Form of Securities Purchase Agreement (Regulation D) (10)
10.15	Form of Registration Rights Agreement (10)
10.16	Form of Warrant dated March 11, 2010 (Regulation D) (10)
10.17	Placement Agent Agreement (10)
10.18	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Dongping Wu, Xiaoling Zhao and Dianqing Li on the other, for the Shuangrui Equity Interests dated August 10, 2010 (11)
10.19	Equity Interests Transfer Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. on the one hand, and Mingxun Du and Xingling Li on the other, for the Xingsheng Equity Interests dated August 10, 2010 (11)
10.20	Bank Acceptance Agreement between Hongli and Pingdingshan Rural Cooperative Bank dated January 7, 2011 (12)
10.21	Loan Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.22	Security Deposit Payment Agreement by and between Hongli and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.23	Guarantee Agreement by and between Hongyuan and Bairei Trust Co., Ltd. dated April 2, 2011 (13)
10.24	Loan Agreement between Top Favour Limited and Ziben Tiantang Co., Ltd. dated June 17, 2011 (14)
10.25	Re-execution of Equity Pledge Agreement dated September 9, 2011(15)
10.26	Re-execution of Operating Agreement dated September 9, 2011(15)
10.27	Re-execution of Option Agreement dated September 9, 2011(15)
10.28	Re-execution of Voting Rights Proxy Agreement dated September 9, 2011(15)
10.29	Supplemental Agreement between Hongli and the Owners of Shuangrui Coal dated September 2, 2011(16)
10.30	Supplemental Agreement between Hongli and the Owners of Xingsheng Coal dated September 2, 2011(16)
10.31	Supplemental Agreement between Hongchang and the Owners of Shunli Coal dated September 2, 2011(16)
10.32	Equity Interest Transfer Agreement between Baofeng Hongchang Coal Co., Ltd. on the one hand, and Jianguo Yang, Yaoqun Wang and Zhanjing Yang on the other, for the Shunli Equity Interests dated May 19, 2011 (16)
10.33	Loan Agreement between Top Favour and Ziben Tiantang dated December 8, 2013 (17)

10.34	Entrustment Agreement between Hongyuan and Jiyuan Tianlong dated December 18, 2013 (17)
10.35	Assets Transfer Agreement (Supplement) between Hongli and PRCB dated December 30, 2013 (17)
10.36	Fourth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2014 (18)
10.37	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2014 (18)
10.38	Securities Purchase Agreement, dated September 17, 2014, by and between the Company and the Investors (20)
10.39	Translation of Coal Purchasing Agreement between Henan Shenhuo Guomao Ltd. and Hongli dated January 5, 2015 (21)
10.40	Translation of Industrial and Mineral Products Purchase Agreement between Hongli and Pingxiang Fangda Steel Ltd. dated January 7, 2015 (21)
10.41	Fifth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated April 3, 2015 (22)
10.42	Translation of Loan Agreement between Top Favour Limited and Capital Paradise Limited dated January 26, 2015 (22)
10.43	Translation of Hydrogen Supply Agreement between Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. and Shenma Industrial Co., Ltd. dated October 16, 2014 (22)
10.44	Sixth Supplemental Agreement to Loan Agreement among Bairui Trust Co., Ltd., Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd., and Jianhua Lv, dated October 8, 2015 (23)
10.45	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated April 8, 2015 (24)
10.46	Credits and Debts Transfer Agreement by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 10, 2016. (26)
10.47	Assets Transfer Agreement for 900,000 Tons of Coking Asset in Construction by and among Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Province Pingdingshan Hongli Coal & Coking Co., Ltd. and Wuhan Guangyao New Energy Automobile Operation Co., Ltd. dated January 25, 2016. (26)
10.48	Translation of Assets and Business Transfer Agreement between Henan Pingdingshan Hongli Coal & Coking Co., Ltd., Baofeng Coking Factory of Henan Pingdingshan Hongli Coal & Coking Co., Ltd. and Pingdingshan Hongfeng Coal Processing and Coking Factory dated March 25, 2016. (27)
10.49	Lease Agreement of Coking Operations between Pingdingshan Hongfeng Coal Processing and Coking, Ltd., and Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd., dated November 25, 2015 *

14	Code of Ethics (8)
16.1	Letter from HHC dated September 12, 2016 (19)
16.2	Letter from KSP GROUP, INC. dated April 26, 2017 (25)
21	Subsidiaries of Hongli Clean Energy Technologies Corp. (24)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer *
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer *
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer*
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer*
99.1	Mining permit of Hongchang coal mine (16)
99.2	Mining permit of Shunli coal mine (16)
99.3	Mining permit of Xingsheng coal mine (16)
99.4	Mining permit of Shuangrui coal mine (16)
99.5	Translation of Notice of Transference of Non-performing Assets Package Termination from PRCCU dated January 23, 2015 (21)
99.6	Translation of Reply from Baofeng County Science and Technology Bureau regarding Approval of UCG program as a Technology Demonstration Project dated January 29, 2015 (21)
99.7	Translation of Reply from Shilong District Science and Technology Bureau regarding Approval of UCG program as a Technology Demonstration Project dated January 21, 2015 (24)
99.8	Translation of Letter from Baofeng County National Land Resource Administrative Bureau regarding grant of coal material resource to Henan Province Pingdingshan Hongli Coal & Coke Co., Ltd. for UCG Scientific and Technological Practical Project development dated April 17, 2015(24)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
(1)	Incorporated by reference to the Form 10-SB filed by the Company with the SEC on November 18, 1999.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2010.
(3)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 27, 2003.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on June 13, 2003.
(5)	Incorporated by reference to the Form S-8 Registration Statement filed by the Company with the SEC on May 8, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on July 17, 2009.
(7)	Incorporated by reference to the registration statement on Form 10-K filed by the Company with the SEC on March 31, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 30, 2004.
(9)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on November 25, 2009.
(10)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on March 15, 2010.
(11)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on August 10, 2010.
(12)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on January 18, 2011.
(13)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on April 5, 2011.
(14)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on June 24, 2011.
(15)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 12, 2011.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the SEC on September 13, 2011.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed by the Company with the SEC on February 19, 2014.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed by the Company with the SEC on May 23, 2014.
(19)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Company with the SEC on September 12, 2016.
(20)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on September 18, 2014.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed by the Company with the SEC on February 12, 2015.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed by the Company with the SEC on May 14, 2015.
(23)	Incorporated by reference to the Form 8-K Current Report filed by the Company with the SEC on October 9, 2015.
(24)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed by the Company with the SEC on October 13, 2015.
(25)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Company with the SEC on April 26, 2017.
(26)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed by the Company with the SEC on February 16, 2016.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed by the Company with the SEC on May 23, 2016.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. (Registrant)

Date: July 19, 2017	By:	/s/ Jianhua Lv
Jianhua Lv
Chief Executive Officer and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jianhua Lv	Chief Executive Officer / Director / Interim Chief Financial Officer	July 19, 2017
Jianhua Lv

/s/ Hui Huang	Director	July 19, 2017
Hui Huang

/s/ Haoyi Zhang	Director	July 19, 2017
Haoyi Zhang

/s/ Yushan Jiang	Director	July 19, 2017
Yushan Jiang

/s/ Hui Zheng	Director	July 19, 2017
Hui Zheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hongli Clean Energy Technologies Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hongli Clean Energy Technologies Corp. and Subsidiaries (the “Company”) as of June 30, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. Hongli Clean Energy Technologies Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hongli Clean Energy Technologies Corp. and Subsidiaries as of June 30, 2016, and the consolidated results of their operations and their cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations, has a working capital deficiency, and insufficient cash to meet its short-term obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP

Flushing, New York

July 19, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Hongli Clean Energy Technologies Corp.

We have audited the accompanying consolidated balance sheet of Hongli Clean Energy Technologies Corp. and Subsidiaries as of June 30, 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows and equity for the year ended June 30, 2015. Hongli Clean Energy Technologies Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hongli Clean Energy Technologies Corp. and Subsidiaries as of June 30, 2015, and the consolidated results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HHC

HHC

Forest Hills, New York

October 13, 2015

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$40,523	$81,605
Accounts receivable, trade	-	13,970,451
Other receivables and deposits	2,492	4,928,967
Inventories	102,504	3,191,605
Advances to suppliers	-	8,216,127
Prepaid expenses	-	16,670
Total current assets	145,519	30,405,425

PLANT AND EQUIPMENT, net	26,631	18,750,242

CONSTRUCTION IN PROGRESS	37,004,732	65,420,768

OTHER ASSETS
Prepayments	-	19,674,034
Intangible assets, net	-	56,355,185
Long-term investments	1,204,032	2,920,247
Other assets	105,353	114,589
Total other assets	1,309,385	79,064,055

Total assets	$38,486,267	$193,640,490

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturity of long term loan	$-	$44,471,220
Accounts payable, trade	22,064	70,164
Other payables and accrued liabilities	3,922,171	4,503,689
Other payables - related parties	870,660	736,596
Acquisition payable	-	4,747,250
Customer deposits	-	80,306
Taxes payable	854,102	907,472
Current portion of warrants liability	40,884	289,481
Total current liabilities	5,709,881	55,806,178

LONG TERM LIABILITIES
Warranty liability	40,884	2,626,168
Total long term liabilities	40,884	2,626,168

Total liabilities	5,750,765	58,432,346

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,396,021 shares issued and outstanding (given retroactive effect to the 1-for-10 reverse stock split effective October 27, 2016	2,396	2,396
Additional paid-in capital	6,867,961	6,867,961
Statutory reserves	3,689,941	3,689,941
Retained earnings	18,940,333	108,831,633
Accumulated other comprehensive income	3,234,871	11,484,613
Total SinoCoking Coal and Coke Chemicals Industries, Inc's equity	32,735,502	130,876,544

NONCONTROLLING INTERESTS	-	4,331,600

Total equity	32,735,502	135,208,144

Total liabilities and equity	$38,486,267	$193,640,490

The accompanying notes are an integral part of these consolidated financial statements.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended June 30
	2016	2015

REVENUE	$18,953,657	$45,613,084

COST OF REVENUE	11,838,252	32,973,492

GROSS PROFIT	7,115,405	12,639,592

OPERATING EXPENSES:
Selling	44,282	137,858
General and administrative	8,542,878	13,169,466
Impairment expenses	97,028,507	2,431,718
Total operating expenses	105,615,667	15,739,042

LOSS FROM OPERATIONS	(98,500,262)	(3,099,450)

OTHER INCOME (EXPENSE)
Other income	13,997	-
Interest income	38	165,367
Interest expense	(2,496,033)	(5,552,467)
Other finance expense	(168,461)	(63,083)
Gain from assets transfer	5,122,075	-
Change in fair value of warrants	2,833,882	7,131,724
Total other income, net	5,305,498	1,681,541

LOSS BEFORE INCOME TAXES	(93,194,764)	(1,417,909)

PROVISION FOR INCOME TAXES	1,051,040	2,045,865

NET LOSS	(94,245,804)	(3,463,774)

Less: Net loss attributable to noncontrolling interest	(4,354,504)	-

NET LOSS ATTRIBUTABLE TO COMMOM SHAREHOLDERS	$(89,891,300)	$(3,463,774)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(8,226,838)	1,074,431

COMPREHENSIVE LOSS	(98,118,138)	(2,389,343)

Less: Comprehensive income (loss) attributable to noncontrolling interest	22,904	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMOM SHAREHOLDERS	$(98,141,042)	$(2,389,343)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	2,396,022	2,329,183

LOSS PER SHARE
Basic and diluted	$(37.52)	$(1.49)

The accompanying notes are an integral part of these consolidated financial statements.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Retained earnings		other
	Common Share		paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	Unrestricted	income	interest	Total
BALANCE, June 30, 2014	2,112,137	$2,112	$3,611,062	$3,689,941	$112,295,407	$10,410,182	$4,331,600	$134,340,304
Issuance of commom stock	283,885	284	3,256,899					3,257,183
Net loss					(3,463,774)			(3,463,774)
Foreign currency translation adjustments						1,074,431		1,074,431
BALANCE, June 30, 2015	2,396,022	2,396	6,867,961	3,689,941	108,831,633	11,484,613	4,331,600	135,208,144
Net loss					(89,891,300)		(4,354,504)	(94,245,804)
Foreign currency translation adjustments						(8,249,742)	22,904	(8,226,838)
BALANCE, June 30, 2016	2,396,022	$2,396	$6,867,961	$3,689,941	$18,940,333	$3,234,871	$-	$32,735,502

The accompanying notes are an integral part of these consolidated financial statements.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(94,245,804)	$(3,463,774)

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,572,017	1,376,901
Amortization	729,209	70,953
Change in fair value of warrants	(2,833,882)	(7,131,724)
Bad debt expense	5,715,538	10,113,269
Amortization of prepaid expenses	16,670	83,330
Loss from inventory LCM	-	44,388
Impairment loss on investment	1,530,173	-
Impairment loss of long-lived assets and construction in progress	42,688,520	2,431,718
Impairment loss of intangibles	52,809,815	-
Gain from assets transfer	(5,122,075)	-
Gain of other payable write off	(13,997)	-
Change in operating assets and liabilities
Accounts receivable, trade	(6,745,750)	(5,009,210)
Notes receivable, trade	-	-
Other receivables	4,680,034	895,390
Inventories	2,926,207	4,220,150
Advances to suppliers	3,895,436	(958,306)
Accounts payable, trade	(42,263)	(2,917,080)
Other payables and accrued liabilities	(990,937)	638,907
Customer deposits	-	-
Taxes payable	20,432	135,602
Net cash provided by operating activities	6,589,343	530,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of loans receivable	-	8,232,037
Loan receivable to CPL	-	(200,000)
Purchase of gasification equipment	(72,456)	(13,575,250)
Prepayments of construction of underground gasification	-	(2,606,926)
Payment of coal mine acquisition	(4,747,250)
Net cash used in investing activities	(4,819,706)	(8,150,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loans - Bairui Trust	-	(8,146,640)
Proceeds from short-term loans - CPL	1,638,416	4,227,765
Repayment of short-term loans - CPL	(3,601,712)	(1,990,699)
Proceeds from issuance of common stock	-	13,204,539
Proceeds from (payment to) related parties	174,466	215,920
Net cash (used in) provided by financing activities	(1,788,830)	7,510,885

EFFECT OF EXCHANGE RATE ON CASH	(21,889)	(1,647)

DECREASE IN CASH	(41,082)	(110,387)

CASH, beginning of year	81,605	191,992

CASH, end of year	$40,523	$81,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,154,717	$2,053,280
Cash paid for interest	$4,137,981	$4,901,566

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reclassification of short-term loans to Long-term loans	$-	$29,327,902
Common stock issued for a service fee	$-	$100,000
Issuance of warrants related to the sale of common stock	$-	$10,047,356
Transfer of construction in progress plant and equipment	$6,226,023	$7,052,383
Reclassification of prepayments to construction in progress	$2,488,288	$29,947,047
Reclassification of prepayments to land use right	$-	$11,902,241
Reclassification of construction in progress to land use rights	$-	$11,861,507
Other payable accrued for land use right registration	$-	$473,743
Short term loan transferred according to debt settlement	$40,123,644	$-

The accompanying notes are an integral part of these consolidated financial statements.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Hongli Clean Energy Technologies Corp. (“CETC” or the “Company”) (formerly known as SinoCoking Coal and Coke Chemical Industries, Inc.) was organized on December 31, 1996, under the laws of the State of Florida. The Company changed its name from SinoCoking Coal and Coke Chemical Industries, Inc. to Hongli Clean Energy Technologies Corp., effective on July 28, 2015 and its stock is traded on NASDAQ.

The Company was an energy producer which is in the process of transformation from providing multifunctional energy products to focus on providing clean burning energy located in the People Republic of China (“PRC” or “China”). The Company currently generates only one kind of product, synthetic gas, although in the past it also produced raw coal, washed coal, “medium” or mid-coal and coal slurries, coke, coke powder, coal tar, crude benzol and electricity before the Company closed its coal and coke production in December 2015. All of the Company’s business operations are conducted by a variable interest entity (“VIE”), Henan Pingdingshan Hongli Coal & Coking Co., Ltd., (“Hongli”), which is controlled by Top Favour Limited (“Top Favour”)’s wholly-owned subsidiary, Pingdingshan Hongyuan Energy Science and Technology Development Co., Ltd. (“Hongyuan”), through a series of contractual arrangements.

Due to the continuing provincial-wide consolidation program in the Henan province since 2010 that applied to the Company’s coal mines, no raw coal has been mined by the Company since 2011.

The Company used to wash coal and generate coke products. Due to increasing stringent environmental requirements and the declining price of coke products, the Company decided to suspend the production of washed coal and coke products in December 2015 considering the change of policy and the environment of the market.

The Company also generated electricity from gas emitted during the coking process, which is used primarily to power the Company’s operations. The Company has not generated any electricity since July 2014, because one of our coking plants was closed and no gas is emitted without the coking process. The Company holds equipment and related assets of electricity generation with the plan of using synthetic gas which we generate in our gasification facility.

The Company generates synthetic gas (“Syngas”) which is converted from coke using the coke gasification facility since October 2014. Synthetic gas is clean-burning fuel which has been encouraged by the government. Syngas is the only product that the Company produces currently.

On August 28, 2014, the Company entered into a cooperative agreement with North China Institute of Science and Technology regarding the current underground coal gasification (“UCG”) development to refine and implement a technology to convert the Company’s coal mines into producing Syngas. The UCG project was approved by the local governmental agency to be a Science & Technology Practice Project. The Company initially planned to implement the UCG technology to all its coal mines once the UCG construction was completed to achieve economic efficiency.

On January 10, 2016, the Company entered into a Credit and Debt Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, the Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of RMB 254,160,210.59 and outstanding debts (accounts payable, interest payable, and short-term loans) with a book value of RMB 274,167,269.37. According to the Credit and Debt Transfer Agreement, the Company transferred those assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct the collection and the clearance by itself. The Company shall compensate Guangyao regarding the difference of US$3,032,994 (RMB 20,007,058) between the book value of the transferred credit assets and debts. The Company shall pay US$3,032,994 (RMB 20,007,058) to Guangyao within 6 months after this Credit and Debt Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. With regards to the Credit and Debt Transfer Agreement, Guangyao will be responsible to discuss and negotiate with the Company’s creditors and debtors, and get unanimous consents from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors during the performance process of this agreement, and enforce the decisions of arbitration and lawsuits. As a result of the transfer, the Company recorded gain from assets transfer of $5,122,075 as a result of previous reserves provided on advance to suppliers and prepayments.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2016, the Company entered into an Asset Transfer Agreement for 900,000 Tons of Coking Assets in Construction with Guangyao. As of December 31, 2015, the Company’s 900,000 tons of stamp-charging coking assets in construction are worth US$48,440,947 (RMB 319,531,307). Based on the agreement, the Company agrees to transfer to Guangyao the 900,000 tons of stamp-charging coking assets in construction for RMB 45,692,140. Guangyao shall pay the Company all the payment agreed in this agreement within 6 months after this agreement becomes effective. If it is not paid off timely, Guangyao will be charged at an annual interest rate of 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is cleared. This assets transfer agreement was not subsequently executed as the Company did not receive any payments from Guangyao as of the date of the report and the Company still have retained title of the Coking Asset.

Beginning from early 2016, the Chinese Government implemented a series of policies to cut off or limit the nationwide production capacity of various industries, including governmental and private companies, to restructure the country’s economy, to focus on crude steel related production and coal and coke related industries. The change of the policies from the Chinese Government and the environment of macro-economy had significantly limited the Company’s ability to resume its coal mining and coke production operations in the future.

On March 25, 2016, the Company entered into an asset and equity transfer agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”). In accordance with the transfer agreement, the Company sold its coking factory, coal related assets and the equity interest of subsidiaries, including assets in Baofeng Coking, Underground Coal Gasification project, 100% of the equity interest of Baofeng Hongchang Coal Co., Ltd. and Baofeng Shuangrui Coal Mining Co., Ltd., 60% of the equity interest of Baofeng Xingsheng Coal Mining Co., Ltd., 100% of the equity interest of Henan Zhonghong Energy Investment Co., Ltd., and 100% of the equity interest of Baofeng Hongrun Coal Chemical Co., Ltd., to Hongfeng for approximately US $2.5 million or RMB 15,843,534.32 and reported an aggregate loss of approximately US $58 million. This transfer agreement was not subsequently executed, thus the Company still maintains ownership of all its subsidiaries.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership

Top Favour	A British Virgin Islands company Incorporated on July 2, 2008	100%

Hongyuan	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”) created on March 18, 2009 Registered capital of $3 million fully funded	100%

Hongli

A PRC limited liability company

created on June 5, 1996

Initial registered capital of US $1,055,248 or 8,808,000 Renminbi (“RMB”), further increased to US $4,001,248 (RMB 28,080,000) on August 26, 2010, fully funded

85.40% of equity interests held by Jianhua Lv, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

Operates a branch, Baofeng Coking Factory (“Baofeng Coking”)

		VIE by contractual arrangements

Baofeng Hongchang Coal Co., Ltd. (“Hongchang Coal”)	A PRC limited liability company created on July 19, 2007 Registered capital of US $396,000 (RMB 3,000,000) fully funded Consolidated and merger Shunli’s coal in July 2014	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongguang Power Co., Ltd. (“Hongguang Power”)	A PRC limited liability company created on August 1, 2006 Registered capital of US $2,756,600 (RMB 22,000,000) fully funded	VIE by contractual arrangements as an indirect wholly-owned subsidiary of Hongli

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baofeng Xingsheng Coal Co., Ltd. (“Xingsheng Coal”)	A PRC limited liability company created on December 6, 2007 Registered capital of US $559,400 (RMB 3,634,600) fully funded 60% of equity ownership acquired by Hongli on May 20, 2011	VIE by contractual arrangements as a 60% owned subsidiary of Hongli
Baofeng Shuangrui Coal Co., Ltd. ( “Shuangrui Coal”)

A PRC limited liability company

created on March 17, 2009

Registered capital of US $620,200 (RMB 4,029,960) fully funded

60% of equity ownership acquired by Hongli on May 20, 2011

100% of equity ownership acquired by Hongchang on June 20, 2012

VIE by contractual arrangements as a 100% owned subsidiary of Hongchang
Zhonghong Energy Investment Company (“Zhonghong”)

A PRC company

Created on December 30, 2010

Registered capital of US $7,842,800 (RMB 51,000,000) fully funded equity interests of 100% held by three nominees on behalf of Hongli pursuant to share entrustment agreements

VIE by contractual arrangements as a wholly-owned subsidiary of Hongli
Baofeng Hongrun Coal Chemical Co., Ltd. (“Hongrun”)	A PRC limited liability company created on May 17, 2011 Registered capital of US $4,620,000 (RMB 30 million) fully funded	VIE by contractual arrangements as a wholly-owned subsidiary of Hongli.

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

Selected financial data of Hongli and its subsidiaries is set forth below:

	June 30, 2016	June 30, 2015
Total current assets	$120,745	$7,938,342
Total assets	$38,461,764	$176,470,756
Total current liabilities	$4,646,537	$90,206,205
Total liabilities	$4,646,537	$90,206,205

Presently, the Company’s coke gasification related operations are carried out by Hongli. Except for coke gasification, other operations were halted as of June 30, 2016. Before halting operations, the Company was organized and operated as follows: coking operation were carried out by Baofeng, coking coke and coal trading activities were carried out by Hongli, electricity generation was carried out by Hongguang Power, and coal related operations were carried out by Hongchang Coal, Shuangrui Coal and Xingsheng Coal, respectively.

Liquidity and going concern issues

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of its current assets. The Company’s operations scale was cut largely and the remaining business of coke gasification has not made up the discontinuance of the coal and coking business. this raises substantial doubt about the Company’s ability to continue as a going concern.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In an effort to improve its financial position and operations, the Company is working to transform its resources to invest in the green and new energy business, included but not limited to coke gasification and electricity generation.

As of June 30, 2016, the Company’s current liabilities were $5,709,882. The Company has negotiated with Guangyao to extend the due date of the payable which is still due on demand. The Company’s shareholder has provided approximately $900,000 to fund the Company’s operations. The Company may also raise fund through private placement or issue shares to repay its liabilities come due.

In addition, the Company’s shareholders will continue to provide support to fund the Company’s operational needs. Management believes that if successfully executed, the foregoing actions would enable the Company to continue as a going-concern.

Note 2 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries – Top Favour and Hongyuan, and its VIEs– Hongli and its subsidiaries. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved are evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. As a result of the contractual arrangements described below, the Company, through Hongyuan, is obligated to absorb a majority of the risk of loss from Hongli’s activities and the Company is to receive a majority of Hongli’s expected residual returns. The Company accounts for Hongli as a VIE as it is the primary beneficiary. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Management makes ongoing assessments of whether Hongyuan is the primary beneficiary of Hongli and its subsidiaries.

Accounting Standards Codification (“ASC”) 810 – “Consolidation” addresses whether certain types of entities referred to as VIEs, should be consolidated in a company’s consolidated financial statements. The contractual arrangements entered into between Hongyuan and Hongli are comprised of the following series of agreements:

(1)	a Consulting Services Agreement, through which Hongyuan has the right to advise, consult, manage and operate Hongli and its subsidiaries (“the Operating Companies”), collect, and own all of the respective net profits of the Operating Companies;

(2)	an Operating Agreement, through which Hongyuan has the right to recommend director candidates and appoint the senior executives of the Operating Companies, approve any transactions that may materially affect the assets, liabilities, rights or operations of the Operating Companies, and guarantee the contractual performance by the Operating Companies of any agreements with third parties, in exchange for a pledge by the Operating Companies of their respective accounts receivable and assets;

(3)	a Proxy Agreement, under which the equity holders of the Operating Companies have given their voting control over the Operating Companies to Hongyuan and will only transfer their equity interests in the Operating Companies to Hongyuan or its designee(s);

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since Top Favour, Hongyuan and Hongli are under common control, the above contractual arrangements have been accounted for as a reorganization of entities and the consolidation of the Top Favour, Hongyuan and Hongli has been accounted for at the historical cost similar to a pooling-of-interest and prepared on the basis as if the contractual arrangements had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

Stock-based compensation

The Company records share-based compensation expense using the grant date fair value of share-based awards. The value of the award is principally recognized as expense ratably over the requisite service periods. The Company uses the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Substantially, if not all, of the electricity generated by Hongguang Power is typically used internally by Baofeng Coking. Supply of surplus electricity generated by Hongguang Power to the national power grid is mandated by the local utilities board. The value of the surplus electricity supplied, if it exists, is calculated based on actual kilowatt-hours produced and transmitted and at a fixed rate determined under contract. During the years ended June 30, 2016 and 2015, the Company did not generate any electricity power because Hongguang Power was closed since July 2014.

The Company generally sells syngas under long-term agreements at fixed prices. In some cases, syngas may be sold with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

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

Translation adjustments included in accumulated other comprehensive income amounted to $3,234,871 and $11,484,613 as of June 310, 2016 and 2015, respectively The balance sheet amounts, with the exception of equity, at June 30, 2016 and 2015 were translated at RMB 6.64 to $1 and RMB 6.11 to $1, respectively. The average translation rates applied to income and cash flow statement amounts were at RMB 6.43 to $1 and RMB 6.14 to $1 for the years ended June 30, 2016 and 2015, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Carrying value at June 30, 2016	Fair value measurement at June 30, 2016
		Level 1	Level 2	Level 3
Warrants liability	$81,767	$—	$81,767	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using observable inputs as of June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015
Beginning fair value	$2,915,649	$16
Realized gain recorded in earnings	(2,833,882)	(7,131,724)
Granted financial instrument		10,07,357
Ending fair value	$81,767	$2,915,649

	June 30, 2016	June 30, 2015
Number of shares exercisable	163,493	172,166
Range of exercise price	$63.8	$60.00-480.00
Stock price	$2.80	$17.5
.Expected term (years)	2.24	0.00-3.24
Risk-free interest rate	0.61	0.02-1.34%
Expected volatility	110.99%-120.46%	51-88%

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain financial assets and liabilities at fair value on a non-recurring basis. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges. For the year ended June 30, 2015, the Company’ s two long term investments were not considered impaired, the Company wrote off one of the investments amounted to $1,530,273 for the year ended June 30, 2016.

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

Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Balances at financial institutions in Hong Kong may, from time to time, exceed Hong Kong Deposit Protection Board’s insured limits.  As of June 30, 2016 and 2015, the Company had $40,523 and $37,911 of cash deposits, including restricted cash, which were not covered by insurance, respectively. The Company has not experienced any losses in such accounts.

Accounts receivables, trade

During the normal course of business, the Company extends unsecured credit not exceeding three months to its customers. Management regularly reviews the aging of receivables and changes in payment trends by its customers, and records an allowance when management believes collection of amounts due are at risk. Accounts receivables are considered past due after three months from the date credit was granted. Accounts considered uncollectible after exhaustive efforts to collect are written off. The Company regularly reviews the credit worthiness of its customers and, based on the results of the credit review, determines whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers. As of June 30, 2016 and 2015, $5,715,538 and $217,905 allowance for doubtful accounts was provided, respectively.

Other receivables and deposits

Other receivables include a security deposit made by the Company for the auction of non-performing assets, interest receivable on loans, advances to employees for general business purposes and other short term non-traded receivables from unrelated parties, primarily as unsecured demand loans, with no stated interest rate or due date. Management regularly reviews the aging of other receivables and deposits and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2016 and 2015, an allowance for doubtful accounts was not necessary.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average cost method. Inventories consist of raw materials, supplies, work in process, and finished goods. Raw materials mainly consist of coal (mined and purchased), rail, steel, wood and additives used by the Company. The cost of finished goods includes (1) direct costs of raw materials, (2) direct labor, (3) indirect production costs, such as allocable utilities cost, and (4) indirect labor related to the production activities, such as assembling and packaging. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of the inventory and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2016 and 2015, amount to $0 and $44,597, respectively, was reported as allowance for impairment.

Advances to suppliers

The Company advances monies or may legally assign its notes receivable-trade (which are guaranteed by banks) to certain suppliers for raw material purchases. Such advances are interest-free and unsecured. Management regularly reviews the aging of advances to suppliers and changes in material receiving trends and records an allowance when management believes receipt of the materials due are at risk. Advances aged over one year and considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2016 and 2015, the allowance for advances to suppliers was $0 and $1,512,785, respectively.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plant and equipment, net

Plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals and betterments that extend the useful life are capitalized.  When items of plant and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Mine development costs are capitalized and amortized by the units of production method over the estimated total recoverable proven and probable reserves. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated useful life
Building and plant	20 years
Machinery and equipment	10-20 years
Other equipment	3-5 years
Transportation equipment	5-7 years

Construction-in-progress (“CIP”) includes direct costs of constructions for our coke gasification facility, UCG underground safety improvement, and the Company’s new coking plant. Interest incurred during the period of construction, if material, is capitalized. For the years ended June 30, 2016 and 2015, no interest was capitalized for construction in process. CIP is not depreciated until such time the asset in question is completed and put into service.

Security deposit

Secure deposit was from Henan Coal Seam Gas and is related to a joint venture between the Company and them (see Note 12). Management regularly reviews these deposits and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. As of June 30, 2016 and June 30, 2015, the allowance for the deposits was $0 and $4,887,984, respectively.

Intangible assets

Costs to obtain land use rights are recorded based on the fair value at acquisition and amortized over 36 to 40 years, the contractual period of the rights. Intangible assets with finite lives are amortized over their useful lives and reviewed at least annually for impairment.

Mining rights are capitalized at fair value when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable amounts. The Company’s materials that may contain coal are controlled through direct ownership by our VIEs which generally last until the recoverable materials that may contain coal are depleted. As of June 30, 2016, the Company has provided 100% reserve on its intangible assets due to the suspension of coal and coking related operations.

Impairment of long - lived assets

The Company evaluates long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows, in accordance with the accounting guidance regarding “Disposal of Long-Lived Assets.” Recoverability is measured by comparing an asset’s carrying value to the related projected undiscounted cash flows generated by the long-lived asset or asset group, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. When the carrying value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. As of June 30, 2016, the Company has provided $42,688,520 reserve on impairment on its long-lived assets mainly on buildings, equipment and construction in progress.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term investments

Investments in equity securities of privately-held companies in which the Company holds less than a 20% voting interest and to which the Company does not have the ability to exercise significant influence are accounted for under the cost method.

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for under the equity method. Significant influence is generally considered to exist when the Company has between 20% and 50% of ownership interest in the voting rights, but other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. Impairment charges amounted to $1,530,273 and $0 for the year ended June 30, 2016 and 2015, respectively.

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

In May 2009, the Henan Bureau of Finance and the Bureau of Land and Resource issued regulations requiring mining companies to file an evaluation report regarding the environmental impact of their mining (the “Evaluation Report”) before December 31, 2010. The relevant authorities would then determine whether to approve the Evaluation Report after performing on-site investigation, and the asset retirement obligation would be determined by the authorities based on the approved filing. Such requirement was extended along with the extension of the provincial mine consolidation schedule, although the specific extension date has not been finalized by the relevant provincial authorities.

The Company did not record any asset retirement obligation as of June 30, 2016 and 2015 because the Company did not have sufficient information to reasonably estimate the fair value of such obligation. The range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated. In addition, the settlement method for the obligation cannot be reasonably determined. The amount of the obligation to be determined by the relevant authorities is affected by several factors, such as the extent of remediation required in and around the mining area, the methods to be used to remediate the mining site, and any government grants which may or may not be credited to the mining companies.

The Company will recognize the liability in the period in which sufficient information is available to reasonably estimate its fair value.

Income taxes

The Company accounts for income taxes in accordance with the accounting principles generally accepted in the United States for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The accounting principles generally accepted in the United States for accounting for uncertainty in income taxes clarify the accounting and disclosure for uncertain tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred income taxes are provided on the asset and liability method for temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when its related to items credited or charged directly to equity.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2016 and 2015.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” and "Report of Foreign Bank and Financial Accounts" for the fiscal years ended June 30, 2016. Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

In addition, because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through June 30, 2016. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended June 30, 2016, 2015 and 2014 remain open to examination by the IRS.

Chinese income taxes

The Company’s PRC subsidiary and VIEs are governed by the national and local income tax laws (the “Income Tax Laws”), and are generally subject to a statutory income tax rate of 25% of taxable income, which is based on the net income reported in the statutory financial statements after appropriate tax adjustment.

Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s coal and coke are sold in the PRC and subject to VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products. The Company records VAT payable and VAT receivable net of payments in its consolidated financial statements. The VAT tax return is filed to offset the VAT payables against the receivables.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests

Noncontrolling interests mainly consist of a 40% equity interest of Xingsheng Coal owned by unrelated parties. For the years ended June 30, 2016, net loss attributable to such noncontrolling interests amounted to $4,354,504 due to impairment reserve on mining rights. The balance of noncontrolling interest was $0 and $4,331,600 for the years ended June 30, 2016 and 2015, respectively.

Earnings (loss) per share

The Company reports earnings per share in accordance with the provisions of ASC – 260 “Earnings per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Dilution is computed by applying the treasury stock method. Under this method, option and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby are used to purchase common stock at the average market price during the period. If the Company has a loss, no potential shares, issuable are included in the fully diluted shares as they would be anti-dilutive.

Comprehensive income

Accounting standards regarding comprehensive income establishes requirements for the reporting and display of comprehensive income (loss), its components and accumulated balances in a full set of general purpose financial statements. This accounting standard defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, it also requires all items recognized under current accounting standards as components of comprehensive income (loss) to be reported in financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are the foreign currency translation adjustments.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five- step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us starting on January 1, 2018. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Concentration risk

For the year ended June 30, 2016, 79.35% of the Company’s total revenues were from two main customers who individually accounted for 68.06% and 11.29% of total revenues. For the year ended June 30, 2015, 57.6% of the Company’s total revenues were from four main customers who individually accounted for 22.6%, 13.0%, 11.9% and 10.1% of total revenues. Accounts receivable from one main customer was 100% of the total accounts receivable balance at June 30, 2016 with 100% allowance provided. Accounts receivable of four main customers were 34.7%, 0.1%, 2.3%, and 20.7% of the total accounts receivable balance at June 30, 2015, respectively.

For the year ended June 30, 2016, two main suppliers provided 22.26% of total raw material purchases, with each supplier individually accounting for 12.32% and 9.95% of total raw material purchases. For the year ended June 30, 2015, two main suppliers provided 52.3% of total raw material purchases, with each supplier individually accounting for 33.7% and 18.6% of total raw material purchases. Accounts payable to the two main suppliers as of June 30, 2016 were $0 of total accounts payable balance at June 30, 2015, respectively. Accounts payable to the two main suppliers were 7.3% and 7.2% of total accounts payable balance at June 30, 2015.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Other receivables and deposits

Other receivables consisted of the following:

	June 30, 2016	June 30, 2015
Security deposit for auction	$-	$4,910,949
Advances to employees	2,492	18,018
Total	$2,492	$4,928,967

Security deposit for auction

On January 26, 2013, Hongli entered into an agreement with Pingdingshan Rural Credit Cooperative Union (“PRCCU”) to pay $3,249,285 a security deposit to bid at an auction for some non-performing assets, including certain mining rights subject to the ongoing mine consolidation program. On January 23, 2015, PRCCU issued a notice indicating that the transaction is terminated due to PRCCU’s internal issues. On September 25, 2015, the Company had received the refund of the deposit of $4,910,949 or RMB 30 million from PRCCU.

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

On October 7, 2014, Top Favour loaned an additional $200,000 to CPL with a short term maturity date of January 31, 2015. The additional loan of $200,000 was interest free and was fully repaid in January 2015.

On January 27, 2014, both parties agreed on a repayment schedule whereby CPL will repay 50% of the outstanding principal and accrued interest thereon before June 30, 2014, and the balance and accrued interest thereon before December 31, 2014.

On August 2014, the Company collected $4.5 million from CPL as a repayment and all remaining principal was settled on January 15, 2015. On January 28, 2015 all outstanding interest payable, which both parties agreed with the amount accrued as of December 31, 2014 was cleared.

For the years ended June 30, 2016 and 2015, interest incomes from loans receivable amounted to $0 and $164,400, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2016	June 30, 2015
Raw materials	$-	$31,074
Work in process	-	839,729
Supplies	401	21,277
Finished goods	143,137	2,344,222
Total	143,538	3,236,202
Less: impairment reserve	(41,034)	(44,597)
Total	$102,504	$3,191,605

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Advances to suppliers

Advances to suppliers are monies deposited with or advanced to unrelated vendors for future inventory purchases, which consist mainly of raw coal purchases. Most of the Company’s vendors require a certain amount of funds to be deposited with them as a guarantee to ensure that the Company will receive its purchases on a timely basis and with favorable pricing.

Advances to suppliers of amounted to $0 and $8,216,127 as of June 30, 2016 and 2015, respectively. For the years ended June 30, 2016 and 2015, the Company provided allowance to $0 and $1,512,785, respectively.

Note 8 –Plant and equipment, net

Plant and equipment consisted of the following:

	June 30, 2016	June 30, 2015
Buildings and improvements	$12,763,909	$11,196,358
Mine development cost	11,419,165	11,828,890
Machinery and equipment	17,598,553	15,606,700
Other equipment	212,076	413,449
Total	41,993,703	39,045,397
Less accumulated depreciation	(17,934,453)	(17,852,012)
Less: impairment reserve	(24,032,619)	(2,443,143)
Total plant and equipment, net	$26,631	$18,750,242

As of June 30, 2016 and 2015, the Company has an impairment reserve for its plant and equipment of $24,032,619 and $2,443,143, respectively.

Depreciation expense (including amounts in cost of goods sold) amounted to $1,572,017 and $1,376,901 for the years ended June 30, 2016 and 2015, respectively. No depreciation expense was incurred for mining-related assets due to the shutdown of all coal mine operations since September 2011.

Note 9 – Construction in progress (“CIP”)

CIP at June 30, 2016 and 2015 amounted to $37,004,732 and $65,420,768, respectively. CIP included the following projects:

1)	Construction project to build a new coking plant with annual production capacity of 900,000 tons of cokes was commenced on February 2010. Due to a lack of funding and change of market conditions, the Company placed construction on hold in October 2012. The Company provided an impairment reserve for CIP in the amount of $8,679,988 for the year ended June 30, 2016. As of June 30, 2016 and 2015, the Company reported $18,059,710 and $28,779,513 in the net construction in progress account.

2)	Upgrade project to increase annual production capacity of the coke gasification facilities was commenced in November 2014, which is to reform the coke gasification equipment and to double the production capacity. The project was completed at July 2015. As of June 30, 2016 and 2015, the Company reported $0 and $6,553,513, respectively, in the construction in progress account.

3)	Underground coal gasification (‘UCG”) underground safety construction was commenced in June 2015 to ensure that the Company’s coal mines will be complying with the legal safety requirements for underground coal gasification operations. The Company provided impairment reserve for CIP in the amount of $11,496,327 for the year ended June 30, 2016. As of June 30, 2016 and 2015, the Company reported $18,945,020 and $30,087,742, respectively in the net construction in progress account.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Prepayments

Prepayments presented advances for constructions which consisted of the following:

	June 30, 2016	June 30, 2015
Baofeng new coking plant (1)	$-	$20,715,228
Gasification facility - Baofeng (2)	-	2,619,172
		23,334,400
Less: allowance for doubtful account	-	(3,660,366)
Total	$-	$19,674,034

(1)	In October, 2012, the Company had made prepayments of approximately US$19.5 million (RMB 126.5 million) toward construction of its new coking plant. These prepayments were restructured and sold on January 25, 2016 through a Credit and Debt Transfer Agreement (See Note 20).

(2)	The Company entered into a construction agreement on June 16, 2015 to build an underground coal gasification facility which was approved by the Science and Technology Bureau of Baofeng County as an advanced technology development project with using the refining technology authorized from the North China Institutes of Science and Technology. The Company made prepayments of US $2,464,686 approximately (RMB 16 million) in June 2015 to a contractor. These prepayments were restructured and sold on January 25, 2016 through a Credit and Debt Transfer Agreement (See Note 20).

Note 11 – Intangible assets

Intangible assets consisted of the following:

	June 30, 2016	June 30, 2015
Land use rights (1)	$24,310,475	$26,441,707
Mining rights (2)	40,851,646	44,432,997
Total intangible assets	65,162,121	70,874,704
Accumulated amortization – land use rights	(1,459,417)	(819,795)
Accumulated depletion – mining rights	(12,595,511)	(13,699,724)
Intangible assets impairment reserve	(51,107,193)	-
Total intangible assets, net	$-	$56,355,185

(1)	The Company’s land use rights are mainly held by Baofeng coking plant
(2)	The Company’s mining rights are held by its subsidiaries, Hongchang Coal and Shuangrui Coal.

Amortization expense for the years ended June 30, 2016 and 2015 amounted to $729,209 and $70,953, respectively. During the year ended June 30, 2016, the Company recorded an impairment loss of approximately US $51 million for the land use right and mining rights due to the suspension of its coal operations. No depletion was incurred due to the shutdown of all coal mine operations since September 2011. Depletion expense will be charged to cost of revenue in the period incurred using the unit-of-production method.

Note 12 – Long-term investments and refundable deposit

Long-term investments consist of investments accounted for using both the cost and equity methods.

In February 2011, the Company invested approximately US$1.2 million (RMB 8 million) in Pingdingshan Xinhua District Rural Cooperative Bank (“Cooperative Bank”). This investment represents 2.86% interest in the Cooperative Bank, and is accounted for under the cost method. No investment income was received or recognized for the years ended June 30, 2016 and 2015.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, Hongyuan CSG was established by Zhonghong (49%) and Henan Coal Seam Gas (51%) as a joint venture. The total registered capital of Hongyuan CSG is approximately US$15.85 million (RMB 100 million). As of June 30, 2012, approximately US$3.17 million (RMB 20 million) was funded, of which US$1.6 million (RMB 9.8 million) was paid by Zhonghong. The remaining registered capital was due on April 20, 2013, of which approximately US$6.2 million (RMB 39.2 million) should be paid by Zhonghong. Zhonghong’s investment in Hongyuan CSG is accounted for under the equity method since Zhonghong has significant influence but not control. The Company wrote off this investment of $1,530,173 during the year ended June 30, 2016 as the carrying value will not be recoverable by Management’s estimate.

In addition, a deposit of US $4,881,224 (RMB 30,000,000) was made on December 23, 2011 to Henan Coal Seam Gas in connection with the joint venture. Due to management’s review of the collectability of the deposit, the Company provided a $4,881,224 allowance against this deposit during the year ended June 30, 2015.

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company indicated that Henan Coal Seam Gas should pay back a loan from the Company of US$4,712,584 (RMB 30,000,000), with accrued interest. The Company obtained a favorable judgement on this case during the year ended June 30, 2016 in the amount of US$3 million (RMB$19,800,000) and is in the process of collecting the outstanding balance.

For the years ended June 30, 2016 and 2015, there was no equity investment income or loss reported in our financial statements.

Note 13 – Loans

Loans from Bairui Trust

On April 2, 2011, Hongli entered into a loan agreement with Bairui Trust pursuant to which the Company borrowed approximately US $58.4 million (RMB 360 million) with annual interest at 6.3%, of which approximately US$29.2 million (RMB 180 million) would be due on April 2, 2013, and approximately $29.2 million (RMB 180 million) on April 2, 2014. The loan was issued on April 3, 2011 and is guaranteed by Hongyuan and the Company’s CEO.

On November 30, 2011, the parties entered into a supplemental agreement pursuant to which approximately US$4.88 million (RMB 30 million) with annual interest of 6.3% became due on October 2, 2012, approximately US$16.23 million (RMB 100 million) with annual interest of 6.3%, became due on April 2, 2013, approximately US$8.11 million (RMB 50 million) with annual interest of 6.3% became due on October 2, 2013, and approximately US$29.2 million (RMB 180 million) with annual interest of 6.3% became due on April 2, 2014.

For the loan due October 2, 2012, the parties entered into a separate agreement on October 8, 2012 to extend the due date to April 2, 2013 with an annual interest rate of 8.7% starting October 3, 2012. Such payment was repaid in full on December 25, 2012.

For the loan due April 2, 2013, the Company repaid US$3.25 million (RMB 20 million) on April 3, 2013, and entered into a separate agreement with Bairui Trust on April 23, 2013 to extend the due date for the remaining US$13.01 million (RMB 80 million) as follows: (a) US $3.25 million (RMB 20 million) was extended to December 2, 2013 with an annual interest rate of 6.3% starting April 23, 2013; (b) US $4.88 million (RMB 30 million) was extended to January 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013; and (c) US $4.88 million (RMB 30 million) was extended to February 2, 2014 with an annual interest rate of 6.3% starting April 23, 2013. For the period between April 3, 2013 and April 23, 2013, Bairui Trust charged an additional 9.45% annual interest rate on the entire $13.01 million outstanding.

During 2013, the Company repaid certain amounts of the loan with an interest at 6.3% to 9.45%.

On October 1, 2013, the parties executed an extension agreement, for the remaining balance of approximately US$50.3 million (RMB 310 million) with a 9.9% interest rate as follows:

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

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2014, the Company entered into another supplement agreement with Bairui Trust which replaced the extension agreement dated October 1, 2013, and repaid the principal US$324,929 (RMB 2,000,000). Per the supplement agreement, loans from Bairui Trust were changed as follows:

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

According to the new supplement agreement dated April 2, 2014, the annual interest rate was changed from 9.9% to 11.88% and, for the period between December 3, 2013 and April 2, 2014, Bairui Trust charged the Company an additional 7.2% annual interest rate on US$12.9 million (RMB 80 million) of the outstanding US $50.3 million (RMB 310 million) loan principal.

On January 20, 2015, Hongli repaid the loan of US $8,135,373 (RMB 50,000,000) to Bairui Trust which was due on January 2, 2015. On April 3, 2015, Hongli and Bairui Trust reached an agreement to extend the outstanding loans of US $12,743,849 (RMB 78,000,000) which due on April 2, 2015 to April 2, 2016 with the annual interest rate of 11.88%.

On October 8, 2015, the Company and Bairui Trust entered into a supplemental agreement to extend the due date of one of its outstanding loans. The extended loan of US $29,287,340 or RMB 180 million was due on October 2, 2015. In accordance with the supplemental agreement, the due date was re-scheduled to April 7, 2016.

The principal of the loan from Bairui Trust and its related accrued interest payable was restructured and sold through a credit and debt transfer agreement on January 10, 2016. (See Note 20).

As of June 30, 2016 and 2015, the loans from Bairui Trust were $0 and $42,234,154, respectively.

Interest expense on these loan amounted to $2,402,934 and $5,487,146 for the years ended June 30, 2016 and 2015, respectively.

Loan from Capital Paradise Limited

On January 26, 2015, Top Favour and Capital Paradise Limited entered into an unsecured loan agreement in the amount of $2,960,000 with an annual interest rate of 7% and due on January 27, 2016. As of June 30, 2016 and 2015, the outstanding loan from Capital Paradise Limited was $273,769 and $2,237,066.

Interest expense on these loan amounted to $93,099 and $65,321 years ended June 30, 2016 and 2015, respectively.

Note 14 – Other payables and accrued liabilities

Other payables mainly consisted of accrued salaries, interests payable, utilities, professional services, and other general and administrative expenses.

Other payables and accrued liabilities consisted of the following:

	June 30, 2016	June 30, 2015

Retention payable (1)	$-	$955,343
Registration payable (2)	-	475,969
Other payable (4)	3,016,627	200,933
Interest payable	129,734	2,658,239
Accrued liabilities (3)	775,812	213,205
Total	$940,543	$4,503,689

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Retention payable is retainage held by the Company for the security of the construction of the first stage coke gasification facility which was completed in September 2014. The amount was to be paid one year after the construction was completed, if there are no quality defections during the period. On January 10, 2016, the payable was sold with other assets and liabilities through the Credit and Debt Transfer Agreement. (See Note 20)
(2)	Registration payable is the amount the Company accrued for the land use right registration with relevant authorities to obtain the certificate, which was used as part of Baofeng new coking plant. On January 10, 2016, the payable was sold with other assets and liabilities through the Credit and Debt Transfer Agreement. (See Note 20)
(3)	As of June 30, 2016 and 2015, $170,000 and $90,000 of salary payable included in accrued liabilities was payables to the Company’s CFO. As of June 30, 2016 and 2015, $205,000 and $0 of salary payable included in accrued liabilities was payables to the Company’s CEO.
(4)	On January 10, 2016, the Company entered into a Credit and Debt Transfer Agreement and 3,102,182 was payable to Guoyao, see Note 20 for details.

Note 15 – Related party payables

Other payables-related parties represent advances from Mr. Jianhua Lv, the CEO of the Company for working capital purpose. Advances from the CEO amounted to $870,660 and $736,596 at June 30, 2016 and 2015, respectively. Such advances are interest free, due on demand and will be settled in cash.

During the year ended June 30, 2016, the Company was borrowed $370,512 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off daily expenses, of which $236,449 was repaid before June 30, 2016.

During the year ended June 30, 2015, the Company borrowed $5,043,623 from Mr. Jianhua Lv, the CEO of the Company, mainly used to pay off its interest payable to Baidu Trust, of which $4,827,703 advances was repaid before June 30, 2015.

Note 16 – Acquisition payable

On August 10, 2010, Hongli acquired 60% of the equity interest of Shuangrui Coal (see Note 20). During the year ended June 30, 2012, Hongli agreed to acquire the remaining 40%. The title thereof was transferred to Hongli, and which had full control of Shuangrui Coal by June 30, 2012. The purchase price thereof was tentatively set at US$4,544,053 approximately (RMB 29 million), subject to certain price adjustments to be finalized at closing. As of June 30, 2015 , the entire purchase price has been paid.

Note 17 – Taxes

Income tax

CETC is subject to the United States federal income taxes, Top Favour is a tax-exempt company incorporated in the British Virgin Islands.

All of the Company’s businesses are conducted by its PRC subsidiary and VIEs,. All of them are subject to a 25% enterprise income tax rate in China.

The provision for income taxes consisted of the following:

	For the year ended June 30,
	2016	2015
US current income tax expense	$-	$-
BVI current income tax expense	-	-
PRC current income tax expense	1,051,040	2,045,865
Total	$1,051,040	$2,045,865

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes assets – U.S.

CETC has incurred a net operating loss for income tax purposes for 2016. As of June 30, 2016, the estimated net operating loss carry forwards for U.S. income tax purposes was approximately $3,063,000, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2036 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2016 and 2015, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the years ended June 30, 2016 and 2015 which consisted of the following:

	For the year ended June 30,
	2016	2015
Beginning balance	$1,042,000	$1,042,000
Additions	-	-
Ending balance	$1,042,000	$1,042,000

Deferred tax assets – China

The Company’s subsidiaries and VIEs has incurred a net operating loss for the income tax purpose for 2016. As of June 30, 2016, the estimated net operating loss carry forwards for China income tax purposes was approximately $96,051,036, which may be available to reduce future years taxable income. The net operating loss carry forward will expire through 2021 if not utilized. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for China income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2016. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the valuation allowance for the years ended June 30, 2016 and 2015 which consisted of the following:

	For the year ended June 30,
	2016	2015
Beginning balance	$-	$-
Additions	24,012,759	-
Ending balance	$24,012,759	$-

Value added tax

The Company incurred VAT on sales and VAT on purchases in the PRC as follows:

	For the year ended June 30,
	2016	2015
VAT on sales	$3,877,561	$13,537,063
VAT on purchase	$1,686,278	$10,070,299

Sales and purchases are recorded net of VAT collected and paid, as the Company acts as an agent for the PRC government.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable

Taxes payable consisted of the followings:

	June 30, 2016	June 30, 2015
VAT	$303,187	$101,327
Income tax	197,282	633,098
Other	12,536	173,047
Total	$413,005	$907,472

Note 18 – Capital transactions

Common Stock:

On September 24, 2014, the Company completed a registered sale of its common stock with two institutional investors under its shelf registration statement on Form S-3 pursuant to a Securities Purchase Agreement executed on September 18, 2014. Gross proceeds from the offering were approximately $14.3 million in exchange of 281,885 shares of the Company’s common stock. After payment of expenses, the Company received approximately $13.2 million in net proceeds. In addition, the Company issued to the investors Series A warrants (“Warrants A”) to purchase an aggregate of 140,942 common shares and Series B warrants (“Warrants B”) to purchase an aggregate of 164,474 common shares. Under the Purchase Agreement, the investors also had an option to purchase additional 164,474 shares of the Company’s common stock and warrants – Series C (“Warrants C”) to purchase 82,237 shares of the Company’s common stock. If fully exercised, the Company would receive aggregate gross proceeds from the warrants of approximately $36.2 million.

Options:

Under the 2002 Stock Option Plan for Directors, options exercisable for 167 shares of the Company’s common stock at $360.00 per share were granted on October 11, 2002, and expired on October 15, 2012. Options exercisable for 313 shares of the Company’s common stock at $960.00 per share were granted on November 16, 2004, and expired on November 16, 2014.

Under the 1999 Stock Option Plan, options exercisable for 606 shares of the Company’s common stock at $960.00 per share were granted on November 14, 2004, and expired on November 14, 2014. Such options were fully vested before the Share Exchange on February 5, 2010.

The following is a summary of changes in options activities:

Options
Outstanding, June 30, 2014	919
Granted	164,474
Forfeited	(919)
Exercised
Outstanding, June 30, 2015	164,474
Granted	-
Forfeited	(164,474)
Exercised	-
Outstanding, June 30, 2016	-

Warrants

As of June 30, 2016 and 2015, warrants that were exercisable for 163,493 shares and 172,167 shares, respectively, of the Company’s common stock were recorded as derivative instruments. The value of warrant liabilities was $82,387 and $2,626,168 at June 30, 2016 and 2015, respectively. The decrease in fair value of warrants was $2,833,882 and $7,131,724 for the years ended June 30, 2016 and 2015, respectively, and was recorded as gain on change in fair value of warrants.

On September 24, 2014, the Company closed an offering with two institutional investors pursuant to a securities purchase agreement (“Purchase Agreement”) dated on September 18, 2014. The initial offering included A and B Warrants. The A Warrants are to purchase an aggregate of 140,942 shares of the Company’s common stock, which is exercisable immediately as of the date of the issuance, which was September 24, 2014, at an exercise price of $63.8 per common share and expire after four years from the date of issuance. The B Warrants to purchase 164,474 shares of common stock at an exercise price of $60.08 became six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for the B Warrants will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of June 30, 2015, Warrants B were not exercisable.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Purchase Agreement, the investors also had an option to purchase additional 164,474 shares of the Company’s common stock and C Warrants to purchase 82,237 shares of the Company’s common stock for a period beginning six months and one day from September 24, 2014 and ending ten months from September 24, 2014. The expiration date for Warrants C will be the fourth anniversary of September 24, 2014.

The following is a summary of changes in warrant activities:

	Existing Warrants at $48 (1)	Investor Warrants at $12 (2)	Callable	Warrants at $12 (3)	Callable Warrants at $6 (4)	Callable Warrants at $15 (5)	A Warrants at $6.38 (7)	Placement Agent Warrants at $6.38 (8)	B Warrants at $ 6.08 (9)	C Warrants at $6.08 (10)	Total
Outstanding, June 30, 2014	3,697	59,045	308,203	11,716	3,024	3,000	-	-	-	-	390,685
Granted	-	-	-	-	-	-	140,942	22,527	164,474	82,237	410,180
Expired	-	(59,045)	(308,203)	(11,716)	(3,024)	-	-	-	-	-	(381,988)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding, June 30, 2015	3,697	-	-	-	-	5,000	140,942	22,527	164,474	82,237	418,877
Granted	-	-	-	-	-	-	-	-	-	-	-
Expired	(3,697)	-	-	-	-	(5,000)	-	-	(164,474)	(82,237)	(255,408)
Exercised	-	-	-	-	-	-	-	-	-	-	-
Outstanding June 30, 2016	-	-	-	-	-	-	140,942	22,527	-	—	163,469

(1)	The warrants underlying 3,697 shares were exercisable at any time until April 9, 2017

(2)	The warrants underlying 59,045 shares were exercisable at any time until February 5, 2015. The warrants were expired as of June 30, 2016.

(3)	The warrants underlying 308,203 shares and 11,716 shares were exercisable at any time until March 11, 2015 and March 18, 2015, respectively. Theses warrant expired as of June 30, 2016.

(4)	The warrants underlying 3,024 shares were exercisable until March 11, 2015, these warrants were expired as of June 30, 2016.

(5)	The warrants underlying 5,000 shares were exercisable until July 1, 2015, these warrants were expired June 30, 2016.

(6)	The callable warrants are exercisable for a period of five years from the date of issuance, and are callable at the Company’s election six months after the date of issuance if the Company’s common stock trades at a price equal to at least 150% of the exercise price with an average trading volume of at least 15,000 shares of common stock (as adjusted for any stock splits, stock dividends, combination and the like) per trading date for at least 10 consecutive trading days, and the underlying shares of common stock are registered.

(7)	A Warrants underlying 140,942 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.24 years as of June 30, 2016.

(8)	The warrants issued to the placement agent underlying 22,527 shares are exercisable at any time until September 24, 2018, with remaining contractual term of 2.24 years as of June 30, 2016.

(9)	B Warrants to purchase 1164,474 shares of common stock are exercisable for six months starting from September 24, 2014 and may become exercisable only to the extent that the Company does not have an effective registration statement available for the shares underlying such warrants and in any event expire after certain registration conditions are satisfied. The expiration date for B Warrants will be (1) if no registration failure has occurred, the date will be July 25, 2015, or (2) if a registration failure has occurred, the date will be September 24, 2018. As of June 30, 2016, B Warrants were not exercisable.

(10)	Under the Share Purchase agreement, the investors were granted an option to purchase an additional 164,474 shares of the Company’s common stock and C Warrants to purchase 82,237 shares of the Company’s common stock for a period beginning March 25, 2015 and ending July 24, 2015. The expiration date for the C Warrants will be the fourth anniversary of September 24, 2014, if the related option was exercised. Because that the option expired on July 24, 2015 without exercising. As a result, the C Warrants were expired accordingly.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Earnings (loss) per share

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	For the years ended June 30,
	2016	2015
Net loss attributable to controlling interest	$(89,831,300)	$(3,463,774)
Weighted average shares used in basic and diluted computation	2,396,022	2,329,183
Loss per share – Basic and Diluted	$(37.52)	$(1.49)

The Company had warrants and options exercisable for 167,167 shares and 583,351 shares of common stock in the aggregate at June 30, 2016 and 2015, respectively. For the years ended June 30, 2016 and 2015, all outstanding options and warrants were excluded from the diluted loss per share calculation because they would be anti-dilutive.

Note 20- Credit and Debt Transfer Agreement

On January 10, 2016, the Company entered into a Credit and Debt Transfer Agreement with an unrelated third party, Wuhan Guangyao New Energy Automobile Operation Co., Ltd. (“Guangyao”). As of December 31, 2015, The Company had certain credit assets (advance payments, including short-term and long-term portions, and accounts receivable) with a book value of US$39,712,532 (RMB 254,160,210) and outstanding debts (accounts payable, interest payable and short-term loans) with a book value of US$39,712,532 (RMB 274,167,269). According to the Credit and Debt Transfer Agreement, the Company transferred credit assets and debts valued at December 31, 2015 to Guangyao in a lump sum. Guangyao will conduct the collection and clearance itself. The Company shall compensate Guangyao regarding the difference of US$3,032,994 (20,007,059) between book value of the transferred credit assets and debts. The Company shall pay RMB 20,007,059 to Guangyao within 6 months after this Credit and Debt Transfer Agreement becomes effective. If it is not paid off timely, Guangyao has the right to charge the Company interest at 4.5% for the then unpaid amount after 6 months of the effective date of this agreement, until it is paid. Guangyao will be responsible to discuss and negotiate with the Company’s creditors and debtors, and get unanimous consent from the creditors and debtors including Bairui Trust Co., Ltd. Guangyao is also responsible for arbitration and lawsuits with other creditors and debtors under this agreement, and enforce the decisions of any arbitration and lawsuits.

Note 21 – Commitments and contingencies

Lease agreement

On April 12, 2013, the Company signed a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking, Factory (“Hongfeng Coal”). Per the agreement, the Company may utilize Hongfeng Coal’s coke production facility, which has an annual capacity of 200,000 metric tons. In exchange, the Company agreed to pay Hongfeng Coal US $9.60 (RMB 60) per metric ton of coke produced from the leased facility. This agreement was terminated on November 30, 2015.

On November 25, 2015, the Company entered into a lease agreement with Pingdingshan Hongfeng Coal Processing and Coking Factory (“Hongfeng”) to lease an area for coke gasification facilities to be built here. Per the agreement, the land use right is to US$7,908 (RMB 50,000) per month.

Purchase commitment

The Company’s purchase commitment had been transferred as part of the Credit and Debt Transfer Agreement signed on January 2016. (See Note 20), no further payments were necessary for these contracts.

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each of the Company’s subsidiaries and VIEs in the PRC is required to transfer 10% of its net income, as determined in accordance with the PRC Company Law, to a statutory surplus reserve fund until such reserve balance reaches 50% of each such entity’s registered capital. The transfer must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue above is not less than 25% of the registered capital.

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required.

As of June 30, 2016, the statutory surplus reserves of Hongli had reached 50% of its registered capital. Hongguang Power and Hongyuan did not make any contribution to the statutory reserve due to their respective operating losses. Hongchang Coal is required by the PRC government to provide a reserve for safety and maintenance expenses charged to the cost of production based on the actual quantity of coal mined. The amount is determined within the unit price range provided bythe Ministry of Finance of PRC. Hongchang Coal reserved amount to $1,404,365 as of June 30, 2016.

The component of statutory reserves and the future contributions required pursuant to PRC Company Law are as follows in USD:

	June 30, 2016	June 30, 2015	50% of registered capital	Future contributions required as of June 30, 2016

Hongli	$2,067,215	$2,067,215	$2,064,905	$-
Hongguang Power	-	-	1,514,590	1,514,590
Hongchang Coal	218,361	218,361	218,361	-
Shuangrui Coal	-	-	310,105	-
Xingsheng Coal	-	-	279,682	-
Hongrun	-	-	2,310,000	-
Hongyuan	-	-	12,500,000	6,250,000
Zhonghong	-	-	1,521,990	-
Statutory surplus reserve		2,285,576	20,719,633	7,764,590
Mine reproduction reserve	1,404,365	1,404,365	-	-
Total	$3,689,941	$3,689,941	$20,719,633	$7,764,590

Note 23 – Revenues by products

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations. The Company considers itself, including its coal mining and coking operations and the sales of its coal and coke products, to be operating within one reportable segment. All of the Company’s products are sold within the PRC. Major products and respective for the years ended June 30, 2016 and 2015 are summarized as follows in USD:

HONGLI CLEAN ENERGY TECHNOLOGIES CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS SINOCOKING COAL AND COKE CHEMICAL INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30,
	2016	2015
Coke	$2,653,727	$25,902,868
Coal tar	578,270	1,818,648
Crude benzol	253,234	1,077,307
Electricity Coal	211,952	-
Clean Coal		-
Coal slurries		102,327
Mid-coal		1,503,353
Washed coal		2,765,054
Syngas	15,256,476	12,443,527
Total	$18,953,657	$45,613,084

Note 24 – Litigation and Contingency

The Company is currently involved in a legal proceeding in the ordinary course of its business. The proceeding, described in the paragraph below, is a claim for a commercial dispute. Although management of the Company cannot predict the ultimate outcome of the legal proceeding with certainty, it believes that the ultimate resolution of the legal proceeding, including any amounts it may be required to pay in excess of the amount reserved, will not have a materials effect on the Company’s consolidated financial statements.

On May 26, 2015, the Company filed a complaint against Henan Province Coal Seam Gas Development and Utilization Co., Ltd. (Henan Coal Seam Gas”) with the Intermediated People’s Court in Zhengzhou City. In the complaint the Company indicated that Henan Coal Seam Gas should pay back a loan from the Company of approximately US $4,712,584 (RMB 30,000,000), with accrued interest. On December 23, 2015, the Court issued a judgment that Henan Coal Seam Gas must repay approximately US$3,093,750 (RMB 19,800,000) to us and pay US$24,096( RMB 154,942) of the case fee while we are required to pay US$12,413(RMB 79,820) of case fee.

On June 28, 2017, a class action lawsuit was filed against the Company in the U.S. District Court for the District of New Jersey on behalf of the shareholders who purchased the Company's common stock between September 28, 2012 and April 7, 2017 (the “Class Period”). The complaint alleges that during the Class Period, the Company issued materially false and/or misleading statements and/or failed to disclose the advert facts pertaining to the Company's business, operational and financial results, which were known to the Company or recklessly disregarded by the Company. As of the date of this report, the Company is unable to determine the likely outcome of this class action lawsuit or estimate the potential liabilities of this action, the amount of which could be material to the financial statements.

Note 25 – Subsequent events

On October 27, 2016, the Company effected a 1-for-10 reverse stock split, all shares and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-10 reverse stock split.

On April 7, 2017, the Company received a Determination letter (the “Letter”) from the Nasdaq Stock Market LLC (the “Nasdaq”) notifying the Company of the Nasdaq Hearings Panel’s determination (the “Determination”) to i) delist the Company’s securities from the Nasdaq Capital Market and ii) suspend the trading of Company’s common stock, effective April 11, 2017 due to its failure to comply with Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”). As of the date of Letter, the Company had not timely filed its Form 10-K for the year ended June 30, 2016 and Form 10-Qs for the quarters ended September 30, 2016 and December 31, 2016. Pursuant to the Letter, unless the Company requests a review of the Determination by the Nasdaq Listing and Hearing Review Council (the “Council”) by April 22, 2017, a Form 25-NSE will be filed with the SEC, causing the Company’s securities to be removed from listing and registration on the Nasdaq Capital Market. The registrant requested an appeal and on April 24, 2017, the registrant wired payment to The NASDAQ Stock Market LLC in connection with the requested appeal. There can be no assurance that the Council will grant the Company’s request for additional time to regain compliance.

